Form 10-K
period 2011-01-02
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2011-02-25
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2011

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

Large accelerated filer    ☒        Accelerated filer    ☐        Non-accelerated filer    ☐        Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 4, 2010 as reported on the NASDAQ Global Select Market, was approximately $1.3 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 17, 2011, 173,649,124 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for registrant’s Annual Meeting of Stockholders to be filed pursuant to Regulation 14A for the year ended January 3, 2010 are incorporated by reference in Items 10 - 14 of Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Forward-Looking Statements

The discussion in this Annual Report on Form 10-K contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our programmability strategy; the markets we intend to pursue; our increased reliance on third party manufacturing; our strategy regarding non-aligned, underperforming businesses, including the expected closing of the divestiture of our image sensor business; the number and impact of future personnel terminations, our expectations regarding our patent portfolio; our expectations, including the timing, related to our restructuring activities which includes the closure of our Texas manufacturing facility; the critical nature of our software development efforts, our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; the assumptions and calculations of our unrecognized tax benefits; our expected tax rate on foreign earnings, the adequacy of our cash and working capital positions; our expected return on our yield-enhancement program; our intended use of our line of credit; the value and liquidity of our investments in auction rate securities, and other debt investments, our expectations regarding our outstanding warranty liability, our plans to repurchase stock, whether or not we expect to pay dividends, our interest rate risk, the volatility of our stock price and the impact of new FASB accounting standards on our financial statements. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Annual Report on Form 10-K for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets we serve and our investments; the current credit conditions; our ability to expand our customer base, our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; our ability to achieve liquidity in our investments, our ability to develop successful software products, our ability to properly file for patent protection of our inventions and technology, our ability to execute on the key strategies identified in the Business Strategies section of this 10-K and/or the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

General

Cypress Semiconductor Corporation (“Cypress”) is a leading supplier of proprietary and programmable solutions in systems everywhere. Groundbreaking products and solutions based on its unique PSoC programmable system-on-chip platform – including TrueTouch™, CapSense®, PowerPSoC®, OvationONS™, PSoC® 3 and PSoC 5—have achieved robust design wins and increasing market penetration with a rich blend of design flexibility, high performance, component integration, cost-savings, and ease-of-use. In addition to its PSoC-based programmable solutions, Cypress also offers West Bridge® peripheral controllers, Universal Serial Bus (USB) controllers, general-purpose programmable clocks, and a wide portfolio of static random access memories (SRAMs).

As a result, Cypress programmable products can be found in a wide array of the world’s leading end products, including cell phones, GPS systems, PCs and PC peripherals, audio and gaming devices, washing machines, and communications devices. Cypress serves numerous markets, including consumer electronics, computation, handsets, data communications, automotive, medical, industrial and white goods.

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

Our fiscal 2010 ended on January 2, 2011, fiscal 2009 ended on January 3, 2010 and fiscal 2008 ended on December 28, 2008. Our fiscal 2010 and 2008 contained 52 weeks and fiscal 2009 contained 53 weeks.

Business Segments

As of the end of fiscal 2010, our organization included the following business segments:

Business Segments	Description
Consumer and Computation Division	A product division focusing on PSoC, touch-sensing and touchscreen solutions, USB and timing solutions.

Data Communications Division	A product division focusing on data communication devices for wireless handset and professional video systems.

Memory and Imaging Division	A product division focusing on static random access memories, nonvolatile memories and image sensor products.

Emerging Technologies and Other	Includes Cypress Envirosystems and AgigA Tech, Inc., both majority-owned subsidiaries of Cypress, the Optical Navigation Systems (“ONS”) business unit, China business unit, foundry-related services, other development stage companies and certain corporate expenses.

For additional information on our segments, see Note 20 of Notes to Consolidated Financial Statements under Item 8.

Business Strategies

Cypress is focused on managing expenses and maintaining a strong balance sheet. We have successfully transitioned many of our business operations to lower-cost centers, including India, the Philippines and China. In addition we are utilizing foundry partners for more of our manufacturing. About half of our manufacturing is now done outside of Cypress.

In 2009, Cypress introduced two new architectures for its PSoC platform, PSoC 3 and PSoC 5, that extend Cypress’s reach into many new and fast-growing markets and increased its total addressable market (“TAM”) by 10x from $1.5 billion to $15 billion. Combining the PSoC family of devices with an intuitive new integrated software development environment called PSoC Creator™, Cypress is positioned to claim new business in the microcontroller, programmable analog and programmable logic markets. Over the past five years, Cypress has grown from the 18th largest 8-bit microcontroller vendor to No. 8 in 2010.

In 2010, Cypress also continued to focus sales, marketing, and product development on its “touch” business, which includes touchscreens and button-replacement technologies. As a result, we realized significant revenue growth for our PSoC-based TrueTouch™ touchscreen controllers and CapSense® capacitive-touch-sensing products, particularly in the handset market. We also realized our first design win from our ONS business unit, which provides unique touch sensors for mobile phones. As a result, Cypress’s handset revenue increased by more than 30 percent, year over year.

In fiscal 2011, Cypress will continue to pursue the following key strategies:

•

Drive profitability. Driving profitability and a high return on investment for our stockholders is our first priority. Toward that end, Cypress has implemented a tight, corporate wide focus on gross margin and operating expenses. Over the past several years, Cypress has continued to move its operations to low-cost centers in India, the Philippines and China, implemented a flexible manufacturing model (see below), As a result of these efforts, Cypress achieved substantial cash flow leverage, with a cash and investment balance totaling $458 million at the end of 2010. In Q4 2010, Cypress announced another $600 million plan to repurchase Cypress stock.

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

•

Extend technology leadership and drive PSoC proliferation. The most important step of our programmability initiative is to drive PSoC adoption in large market segments. PSoC devices can be used in applications ranging from cell phones, MP3 player, appliances, cars, etc. The product’s easy-to-use programming software and development kits can facilitate rapid adoption across many different platforms.

•

Focus on large and growing markets. We will continue to pursue business opportunities in markets, including handheld and human interface/consumer devices, portable medical devices, industrial sensing and control, mobile accessories, automotive, and system management.

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

•

Identify and exit legacy or non-strategic, underperforming businesses. A focused business will allow us to better achieve our current objectives. Over the past four years, we have divested certain business units that were inconsistent with our future business initiatives and long-term plans. Exiting these businesses has allowed us to focus our current resources and efforts on our core programmable and proprietary business model. As part of our growth strategy, we will continue to review our business units to ensure alignment with our short and long-term goals.

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

Product/Service Overview

Consumer and Computation Division:

The Consumer and Computation Division designs and develops solutions for many of the world’s leading end-product manufacturers. Its programmable product offerings are the linchpin of our programmable solutions strategy. This division’s products include PSoC devices, CapSense and TrueTouch touch-sensing/touchscreen products and the industry’s broadest selection of USB controllers and WirelessUSB™ products, and general-purpose programmable clocks. PSoC products are used in various consumer applications such as MP3 players, mass storage, household appliances, laptop computers and toys. USB is used primarily in PC and peripheral applications and is finding increased adoption rates in consumer devices such as MP3 players, mobile handsets and set-top boxes.

The following table summarizes the markets and applications related to our products in this segment:

Products	Markets	Applications
PSoC 1, PSoC 3 and PSoC 5	Consumer, handsets, industrial, medical, communications, automotive	Digital still and video cameras, appliances, handheld devices, notebook computers, LCD monitors, medical devices, mice, keyboards, industrial, toys, mobile accessories and e-Bikes.

TrueTouch	Consumer, computation, handsets, communication, gaming, automotive	Mobile handsets, portable media players, video games, GPS systems, keyboards and other applications.

CapSense	Consumer, industrial, computation, white goods, communication, automotive	Notebook computers and PCs, appliances, handheld devices, automotive control pads/media centers, digital cameras, toys, consumer products and many other applications.

USB controllers	PC peripherals, consumer electronics	Mice, keyboards, handheld devices, gamepads and joysticks, VoIP phones, headsets, presenter tool, dongles, point of sale devices and bar code scanners.

WirelessUSB	PC peripherals	Mice, keyboards, wireless headsets, consumer electronics, gamepads, remote controllers, toys and presenter tools.

Programmable clocks	Consumer, computation	Set-top boxes, copiers, printers, HDTV, industrial automation, printers, single-board computers, IP phones, storage devices, servers and routers.

RoboClock™ buffers	Communications	Basestations, high-end telecom equipment (switches, routers), servers and storage.

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

Cypress’s PSoC 1 device delivers performance, programmability and flexibility with a cost-optimized 8-bit M8 CPU subsystem. PSoC 3 uses an 8-bit, Intel® 8051-based microcontroller with 7.5 times more computing power than PSoC 1. The 32-bit, ARM®-Cortex™-based PSoC 5 has 25 times more computing power than PSoC 1. The analog-to-digital converters on PSoC 3 and PSoC 5 are 256 times more accurate and 10- to 30-times faster than PSoC 1, and there are 10 times more programmable logic gates available. PSoC Creator™ is a unique design tool that allows engineers to use intuitive schematic-based capture and dozens of certified, firmware-defined, pre-packaged peripherals. Cypress shipped its 750 millionth PSoC device in 2010, and launched an online community for developers of PSoC and other products (www.cypress.com/go/community) featuring technical forums, blogs and videos. The site registered more than 20,000 users by the end of the year. Also, PSoC 3, PSoC 5 and PSoC Creator were named finalists in EDN magazine’s annual Innovation Awards.

TrueTouch Touchscreen Solutions. TrueTouch is a single-chip touchscreen solution that can interpret the inputs of more than 10 fingers from all areas of the screen simultaneously. This enables designers to create new usage models for products such as mobile handsets, portable media players (“PMPs”), global positioning systems (“GPS”) and other products. The TrueTouch family also includes devices that perform traditional touchscreen functions including interpreting single touches, and gestures such as tap, double-tap, pan, pinch, scroll, and rotate. In 2010, Cypress demonstrated a tablet-sized capacitive touchscreen technology with 10-finger tracking, ideal for laptops, netbooks and tablet PCs and introduced 1mm stylus support and hover detection for TrueTouch capacitive touchscreens. Cypress’s True Touch solutions work with all major handset, tablet an PC operating systems including Android, Windows, Apple, Linux, Wen OS and QNX. The company announced multiple design wins including Samsung, Fujutsu, HTC phones and HP printers. Cypress’s combined portfolio of touchscreen solutions is the industry’s broadest. Cypress secured its first major tablet and large-screen notebook PC touchscreen design wins in 2010 and is working with all major tablet manufacturers on future designs.

CapSense . Our PSoC-based CapSense capacitive touch-sensing solutions replace mechanical switches and controls with simple, touch-sensitive controls by detecting the presence or absence of a conductive object (such as a finger) and measuring changes in capacitance. This technology lends itself equally well to buttons, sliders, touchpads, touchscreens and proximity sensors, taking industrial design possibilities to a much higher level. The CapSense family includes CapSense, CapSense Express™ and CapSense Plus™—each supporting different ranges of general purpose inputs/outputs, buttons and slider devices. Cypress’s CapSense devices feature SmartSense™ technology, an automatic tuning solution for its CapSense devices that dynamically detects and adjusts a system’s capacitive-sensing parameters, eliminating the need for manual tuning. Cypress has replaced more than 3.5 billion buttons with CapSense technology and is the worldwide capacitive sensing market share leader in handsets. The company announced several CapSense design wins in 2010, including LG televisions, Microsoft mice, Epson printers and Pioneer cordless phones.

USB Controllers. Cypress is the market leader in USB with more than one billion devices shipped. USB provides the primary connection between a PC and peripherals, including keyboards, mice, printers, joysticks, scanners and modems. It is also used to connect various non-PC systems, such as handheld games, digital still cameras and MP3 players. The USB standard facilitates a “plug-and-play” architecture that enables instant recognition and interoperability when a USB-compatible peripheral is connected to a system. We offer a full range of USB solutions, including low-speed (1.5 Mbps), full-speed (12 Mbps) and high-speed (480 Mbps) USB products. We also offer a variety of USB hubs, transceivers, serial interface engines and embedded-host products for a broad range of applications. Cypress is currently working on its next-generation USB 3.0 products, which are set to begin sampling in 2011.

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

Data Communications Division:

The Data Communications Division focuses on West Bridge communication products, peripheral controllers, dual-port interconnects, programmable logic devices and PowerPSoC® which includes our EZ-Color™ LED lighting solutions. Our communication products are primarily used in the networking and telecommunications market. This division also makes a line of legacy switches, cable drivers and equalizers for the professional video market. Our specialty memory products consist of first-in, first-out and dual port memories. First-in, first-out memories are used for applications such as switches and routers, and dual port memories are used in switching applications and handsets, including networking switches and routers, cellular base stations, mass storage devices, mobile handsets, and telecommunication equipment.

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

West Bridge® Peripheral Bridge Controllers. Our West Bridge products enable direct connection between peripherals, creating ultra-fast transfers while offloading the main processor from data-intensive operations. The West Bridge family complements the main processor by adding support for next generation and latest standards and allowing simultaneous transfers between peripherals and processing elements. The inaugural product in the West Bridge family is Antioch. Antioch is a three-ported device designed specifically for handsets to provide a direct path from PC to handset mass storage, freeing baseband/applications processor resources by limiting its involvement in these high-density transfers. Additionally, Antioch creates simultaneous usage models by adding dedicated paths between the three ports to literally create multiple usage models such as using the handset as a modem, while downloading multimedia files, and playing music. The most recent addition to the West Bridge family is Astoria which features Multi-Level Cell (MLC) NAND Flash support that enables designers to use lowest-cost, highest-density flash storage. In 2009, Cypress also introduced Turbo-MTP™, a faster media transfer protocol module for West Bridge controllers. Users can transfer a movie from a PC to their handheld device in less than 45 seconds—four times faster than the next-best alternative.

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

PowerPSoC®. Cypress’s PowerPSoC family of embedded power controllers is the industry’s first fully integrated single-chip solution for both controlling and driving high-power LEDs and other power applications such as small motors. The PowerPSoC family integrates four constant-current regulators and four 32V MOSFETs with Cypress’s PSoC® programmable system-on-chip, which includes a microcontroller, programmable analog and digital blocks and memory. This uniquely high level of integration provides customers with a single-chip solution for high-quality LED-based lighting products and extends into other embedded applications such as white goods and industrial control.

Powerline Communications Solutions. In 2010, Cypress introduced a PSoC-based programmable Powerline Communication (PLC) solution that enables the reliable transmission of command and control data over high-and low-voltage power lines. The hardware platform combines a modem, network protocol and application code with PSoC’s programmable analog and digital circuitry, providing an integrated solution that speeds time-to-market. Key applications include smart metering, LED lighting, energy management and solar markets. Cypress’s PLC solution was named a 2010 Editor’s Choice award recipient by Industrial Embedded Systems Magazine.

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

Memory and Imaging Division:

Cypress signed a definitive agreement to sell its high-performance custom and standard CMOS image sensor business to ON Semiconductor Corporation and it is expected to close in the first quarter of 2011. Our memory business designs and manufactures SRAM products and nonvolatile SRAMs (nvSRAMs) which are used to store and retrieve data in networking, wireless infrastructure and handsets, computation, consumer, automotive, industrial and other electronic systems. Cypress is the world’s No.1 supplier of SRAMs. It maintained its market leadership in 2010, as its portfolio of high-performance, synchronous SRAMs benefitted from strength in the communications and industrial markets and additional share gains with strategic global customers. Our memory products target a variety of markets including networking, telecommunications, wireless communications and consumer applications. Our image sensor products are used in high-end industrial, medical and aeronautic applications.

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

Asynchronous SRAMs. We manufacture a wide selection of fast asynchronous and micropower SRAMs with densities ranging from 16 Kbits to 64 Mbits. These memories are available in many combinations of bus widths, packages and temperature ranges including automotive. They are ideal for use in point-of-sale terminals, gaming machines, network switches and routers, IP phones, IC testers, DSLAM Cards and various automotive applications. In 2010, Cypress introduced the market’s first 32-bit and 64-bit fast asynchronous SRAMs targeting storage servers, switches, routers, test and military equipment.

Synchronous SRAMs. Our high-speed synchronous SRAMs include standard synchronous pipelined, No Bus Latency (NoBL), Quad Data Rate, and Double Data Rate SRAMs, and are typically used in networking applications. NoBL synchronous SRAMs are optimized for high-speed applications that require maximum bus bandwidth up to 250 MHz, including those in the networking, instrumentation, video and simulation businesses. Double Data Rate (DDR) SRAMs target network applications and servers that operate at data rates up to 550 MHz. Quad Data Rate™ (QDR®) products are targeted toward next-generation networking applications, particularly switches and routers that operate at data rates beyond 550 MHz and offer twice the bus bandwidth of DDR SRAMs. In 2009, Cypress introduced the industry’s first 65-nm QDR and DDR SRAMs. The 144-Mbit and 72-Mbit devices, developed with foundry partner UMC, feature the industry’s fastest clock speeds and operate at half the power of their 90-nm predecessors. They are ideal for networking, medical imaging and military signal processing.

nvSRAMs. nvSRAMs are products that operate similar to standard asynchronous SRAM and reliably store data into an internal nonvolatile array during unanticipated power downs. The competitive advantage of an nvSRAM is infinite endurance and much faster read/write speed than a serial flash or EEPROM. Additionally, these high-speed nonvolatile SRAM devices can store data for more than 20 years without battery backup. These memories are ideal for redundant array of independent disks (“RAID”) storage arrays, metering applications, multifunction printers and other industrial applications, such as PLCs. In 2009, Cypress introduced a 1-Mbit serial nonvolatile SRAM family and new 4-Mbit and 8-Mbit parallel nvSRAMs with an integrated real-time clock, providing failsafe battery-free data backup in mission-critical applications.

Emerging Technologies:

Cypress’s Emerging Technology Division consists of businesses outside our core semiconductor business. It includes majority-owned subsidiaries Cypress Envirosystems and AgigA Tech Inc., foundry services, other development stage companies and certain corporate expenses. In 2010, two of Cypress’s Emerging Technologies businesses: The Optical Navigation System (ONS) business unit and the China Business Unit, achieved their first $1 million revenue quarters, as projected in the 2009 Annual Report.

Cypress Envirosystems, Inc. , a majority owned Cypress subsidiary formed in fiscal 2007, Cypress Envirosystems (formerly Cypress Systems Corporation) develops and markets new technologies for older commercial and industrial plants and buildings to reduce cost, improve productivity, extend asset life, and improve safety and compliance. It combines a broad portfolio of unique Cypress technologies with its deep domain and applications experience in Industrial Automation and HVAC to create a range of unique solutions. Its products include a wireless pneumatic thermostat that enables remote temperature sensing and control, a wireless gauge reader that clips onto the face of existing gauges to capture and transmit data, a wireless steam trap monitor that detects leaks and failures, and a wireless transducer reader that provides energy-use characterization and baseline data for audits. It has formed a strategic partnership with Honeywell to sell a custom version of its Wireless Gauge Reader under the Honeywell brand label. In 2010, Cypress Envirosystems was named one of the top innovative “green” companies by the California Public Utilities Commission. Its Wireless Gauge Reader was awarded the 2010 Golden Gas Award from Gases & Instrumentation International Magazine for technical innovation.

AgigA Tech, Inc. AgigA Tech, a majority owned Cypress subsidiary, is in industry pioneer in the development of high-speed, high-density, battery-free non-volatile memory solutions. Its flagship product, AGIGARAM™, merges NAND Flash, DRAM and an ultracapacitor power source into a highly reliable non-volatile memory subsystem, delivering unlimited read/write performance at RAM speeds, while also safely backing up all data when power is interrupted. The patent pending approach couples innovations in power management, high-speed data movement and systems knowledge, while leveraging high volume readily available memory technologies to provide a unique non-volatile solution scalable to very high densities. In 2010, AgigA Tech’s AGIGARAM was recognized as the Most Innovative New Product by in the Hardware and General Technology category at the 23rd CONNECT Awards. AgigA Tech also introduced the industry’s highest-density, non-volatile DDR3 memories with densities up to 8 Gbytes.

Optical Navigation Sensors. (“ONS”) Our OvationONS™ laser-based optical navigation sensor replaces mechanical trackball types of user interfaces in Smartphones, Tablet PCs, Remote Controls, e-book readers, wired and wireless mice and industrial applications. The sensor delivers fast and precise tracking on more surfaces than other sensors on the market, using our patented OptiCheck™ technology, which offers outstanding accuracy and variable resolution ranging from 800 to 2,400 counts per inch. Based on Cypress’s PSoC programmable system-on-chip platform, the OvationONS™ II “mouse-on-a-chip” solution is the first product combining a precision laser navigation sensor with an optical signal processor and microcontroller on a single chip.

China Business Unit. Centered in Shanghai, Cypress’s China Business Unit designs and produces semiconductor solutions for the China marketplace. Early product successes include PSoC-based solutions for electric bicycles, consumer electronics, and white goods. The China Business Unit is also licensing Cypress technology to foundries throughout Asia. The unit reported its first $2 million quarter in Q2 2010.

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

On January 27, 2011, we signed a definitive agreement for ON Semiconductor Corporation to acquire our Image Sensor business in an all cash transaction for approximately $31.4 million. The transaction is expected to close by the end of the first quarter of fiscal 2011, subject to customary closing conditions.

Manufacturing

During fiscal 2010, we manufactured approximately 57% of our semiconductor products at our wafer manufacturing facility in Bloomington, Minnesota. External wafer foundries, mainly in Asia, manufactured the balance of our products.

We have a strategic foundry partnership with Grace Semiconductor Manufacturing Corporation (“Grace”), located in Shanghai, China. Under the terms of the agreement, we have transferred certain proprietary process technologies to Grace and provided additional production capacity to augment output from our manufacturing facilities. During fiscal 2006 and 2007, we completed the transfer of our 0.35-micron SONOS, 0.13-micron SRAM and LOGIC processes and began purchasing products from Grace that were manufactured using these processes.

In conjunction with the agreement, we have entered into a series of guarantees with a financing company for the benefit of Grace. As of January 2, 2011, Grace had no outstanding rental payments and the outstanding irrevocable letters of credit totaled $2.6 million.

We conduct assembly and test operations at our highly automated assembly and test facility in the Philippines. This facility accounted for approximately 59% of the total assembly output and 73% of the total test output in fiscal 2010. Various subcontractors in Asia performed the balance of the assembly and test operations.

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

Research and Development

Research and development efforts are focused on the development and design of new semiconductor products, as well as the continued development of advanced software platforms primarily for our programmable solutions. Our goal is to increase efficiency in order to maintain our competitive advantage. Our research and development organization works closely with our manufacturing facilities, suppliers and customers to improve our semiconductor designs and lower our manufacturing costs. During fiscal 2010, 2009 and 2008, research and development expenses totaled $176.8 million, $181.2 million and $193.5 million, respectively.

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

One global distributor, Avnet, Inc., accounted for 17% of consolidated accounts receivable as of January 2, 2011. One global distributor, Avnet, Inc., accounted for 16% and one contract manufacturer of an OEM, Flextronics International Ltd., accounted for 11% of consolidated accounts receivable as of January 3, 2010. One global distributor, Avnet, Inc., accounted for 13% of consolidated accounts receivable as of December 28, 2008.

Two global distributors, Avnet, Inc. and Arrow Electronics, Inc., accounted for 15% and 10%, respectively, of our total revenues for fiscal 2010. One global distributor, Avnet, Inc., accounted for 14% of our total revenues for fiscal 2009. Two global distributors, Avnet, Inc. and Arrow Electronics, Inc., accounted for 13% and 11%, respectively, of our total revenues for fiscal 2008. There was no single end customer in fiscal 2010, 2009 or 2008 that accounted for more than 10% of total revenue.

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

Intellectual Property

We have an active program to obtain patent and other intellectual property protection for our proprietary technologies, products and other inventions that are aligned with our strategic initiatives. We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position in the domestic and international markets we serve. As of the end of fiscal 2010, we had approximately 1800 issued patents and approximately 1,100 additional patent applications on file domestically and internationally. In addition, in fiscal 2011, we are preparing to file up to 120 new patent applications in the United States and 30 foreign applications in countries such as China, Taiwan, Korea and India. The average remaining life of our patent portfolio is approximately 10 years.

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

In connection with our divestiture of unaligned and non-strategic businesses, we performed an analysis of our intellectual property portfolio to ensure we were deriving the full value of our assets. As a result, we are evaluating the sale of certain unaligned patents as well as other monetization models for our patent portfolio.

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

Employees

As of January 2, 2011, we had approximately 3,500 employees worldwide, down from approximately 4,400 employees in the third quarter of 2008, as we implemented a broad based restructuring effort and closed our manufacturing facility in Texas. Geographically, approximately 1,200 employees were located in the Philippines, 1,400 employees were located in the United States and 900 employees were located in other countries. Of the total employees, approximately 1,900 employees were associated with manufacturing, 700 employees were associated with research and development, and 900 employees were associated with selling, general and administrative functions.

None of our employees are represented by a collective bargaining agreement, nor have we ever experienced organized work stoppages.

Executive Officers of the Registrant

Certain information regarding each of our executive officers is set forth below:

Name	Age	Position
T. J. Rodgers	62	President, Chief Executive Officer and Director
Brad W. Buss	47	Executive Vice President, Finance and Administration and Chief Financial Officer
Sabbas A. Daniel	48	Executive Vice President, Quality
Paul D. Keswick	53	Executive Vice President, New Product Development, Engineering, IT
Dana C. Nazarian	44	Executive Vice President, Memory and Imaging Division
Cathal Phelan	47	Executive Vice President, Chief Technical Officer
Dinesh Ramanathan	41	Executive Vice President, Data Communications Division
Ronald Sartore	61	Chief Executive Officer, AgigA Tech Inc.
Christopher A. Seams	48	Executive Vice President, Sales and Marketing
Shahin Sharifzadeh	46	Executive Vice President of Worldwide Manufacturing and Operations; President, China Operations
Harry Sim	48	Chief Executive Officer, Cypress Envirosystems
Thomas Surrette	48	Executive Vice President, Human Resources
Norman P. Taffe	44	Executive Vice President, Consumer and Computation Division

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

Cathal Phelan re-joined Cypress in late 2008 as Executive Vice President and Chief Technical Officer, having left Cypress in early 2006. In 2006, Mr. Phelan left to become Chief Executive Officer/President at Ubicom Inc., a venture capital backed company delivering multi-threaded CPUs. Prior to 2006, Mr. Phelan held a number of engineering and management roles at Cypress, predominantly in design and architecture and then as Executive Vice President for the Data Communications Division. Mr. Phelan originally joined Cypress in 1991, has 37 granted U.S. patents.

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

In connection with our exit from our Texas facility, we completed a final build of a substantial volume of inventory for certain products previously manufactured at this facility totaling approximately $10.6 million net of sales through fiscal 2010. This inventory now represents our sole source of supply for certain products and is intended to meet forecasted demand for these products for periods ranging from 6 months to 15 years. To the extent that our forecasts of demand for any of these products prove to be inaccurate, we could be unable to meet customer demand and/or write-off significant quantities of obsolete inventory, either of which could adversely affect our business, financial condition and results of operations. For example, in the fourth quarter of 2010 based upon current economic conditions, we re-evaluated the demand forecast related to these long term builds and determined that an additional excess and obsolete write-down was required. As of January 2, 2011, the total excess and obsolete write-down recorded for this inventory was approximately $5.9 million.

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

Our ability to compete successfully in the rapidly evolving semiconductor technology industry depends on many factors, including:

•	our success in developing and marketing new products, software platforms and manufacturing technologies and bringing them to market on a timely basis;
•	the quality and price of our products;
•	the diversity of our product lines;
•	the cost effectiveness of our design, development, manufacturing, support and marketing efforts, especially as compared to our competitors;
•	our customer service and customer satisfaction;
•	our ability to successfully execute our flexible manufacturing initiative;
•	the pace at which customers incorporate our products into their systems, as is sometimes evidenced by design wins;
•	the number, strength and nature of our competitors, the markets they target and the rate of their technological advances;
•	the success of certain of our development activity which is a part of our Emerging Technologies business segment;
•	general economic conditions; and
•	our access to and the availability of working capital.

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

Our channel partners include distributors and resellers. We continue to expand and change our relationships with our distributors and see an increase in the proportion of our revenues generated from our distributor channel in the future. Worldwide sales through our distributors accounted for approximately 65% of our net sales during 2010. We rely on many distributors to assist us in creating customer demand, providing technical support and other value-added services to our customers, filling customer orders and stocking our products. We face ongoing business risks due to our reliance on our channel partners to create and maintain customer relationships where we have a limited or no direct relationship. Should our relationships with our channel partners or their effectiveness decline, we face the risk of declining demand which could affect our results of operations. Our contracts with our distributor may be terminated by either party upon notice. In addition, our distributors are located all over the world and are of various sizes and financial conditions. Any disruptions to our distributors’ operations such as lower sales, lower earnings, debt downgrades, the inability to access capital markets and higher interest rates could have an adverse impact on our business.

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

Our investment portfolio includes $23.7 million of auction rate securities which are investments with contractual maturities generally between 20 and 30 years. They are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans originated under the Federal Family Education Loan Program (FFELP), which are guaranteed by the United States Federal Department of Education.

As of January 2, 2011, all of our auction rate securities held by us were rated as either AAA or Aaa by the major independent rating agencies and all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. In the event we need to access these funds associated with failed auctions, they are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, our auction rate securities totaling approximately $23.7 million are classified as long-term investments as of January 2, 2011.

We performed analyses to assess the fair value of the auction rate securities and determined that a decline in value had occurred. Based on certain assumptions, we estimated that the auction rate securities would be valued at approximately 90% of their stated par value as of January 2, 2011, representing a decline in value of approximately $2.6 million. If the financial market continues to deteriorate, future downgrades could potentially impact the rating of our auction rate securities.

Unfavorable outcome of litigation pending against us could materially impact our business.

We are currently a party to various legal proceedings, claims, disputes and litigation. For example, we are a defendant in certain alleged patent infringement cases filed by third parties. Our financial results could be materially and adversely impacted by unfavorable outcomes to any of these or other pending or future litigation. There can be no assurances as to the outcome of any litigation. Although we believe we have meritorious defenses to each of these matters and we intend to vigorously defend ourselves, such litigation and other claims are subject to inherent uncertainties and our view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

Our financial results could be adversely impacted if our Emerging Technologies businesses fail to develop and successfully bring to market new and proprietary products.

We have made a financial and personnel commitment to our Emerging Technologies businesses. Despite the significant amount of resources we commit to our Emerging Technologies businesses, there can be no guarantee that such Emerging Technologies businesses will perform as expected or at all, launch new products and solutions as expected or gain market acceptance. If our Emerging Technologies businesses’ fail to introduce new product and solutions or successfully develop new technologies, or if our customers do not successfully introduce new systems or products incorporating the products or solutions offered by our Emerging Technologies businesses or market demand for the products or solutions offered by our Emerging Technologies businesses do not materialize as anticipated, our business, financial condition and results of operations could be materially harmed.

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

We routinely incur indebtedness to finance our operations and at times we have had significant amounts of outstanding indebtedness and substantial debt service requirements. Our ability to meet our payment and other obligations under our indebtedness depends on our ability to generate significant cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any amended credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations under indebtedness we may under take from time to time. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under any indebtedness we owe. As of January 2, 2011, we had no debt outstanding.

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

A majority of our revenue is generated from customers located outside the U.S. and a substantial portion of our assets, including employees, are located outside the U.S. U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. In the past, the administration has considered initiatives which could substantially reduce our ability to defer U.S. taxes including: limitations on deferral of U.S. taxation of foreign earnings, eliminate utilization or substantially reduce our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the U.S. If any of these proposals are constituted into law, they could have a negative impact on our financial position and results of operations.

We are subject to examination by the U.S. Internal Revenue Service (the “IRS”), and from time to time we are subject to income tax audits or similar proceedings in other jurisdictions in which we do business, and as a result we may incur additional costs and expenses or owe additional taxes, interest and penalties which will negatively impact our operating result.

We are subject to income taxes in the U.S. and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. For example, we are under examination for fiscal 2008, 2007 and 2006 by the IRS. The results of these audits are subject to significant uncertainty and could result in our having to pay additional amounts to the applicable tax authority. This would result in a decrease of our current estimate of unrecognized tax benefits or increase of actual tax liabilities which could negatively impact our financial position, results of operations and cash flows.

In addition, we received a private letter ruling from the U.S. Internal Revenue Service (“IRS”), that the spin-off of SunPower was eligible for tax-free treatment under Internal Revenue Code Section 355. We also obtained an opinion of counsel on certain aspects of the spin-off assumed in the ruling. Both the IRS ruling and the opinion rely on certain representations, assumptions and undertakings, including those relating to the past and future conduct of SunPower’s and our business. The SunPower spin-off transaction remains subject to audit, and despite the private letter ruling, the IRS could determine that the distribution should be treated as a taxable transaction. If the distribution fails to qualify for tax-free treatment, it will be treated as a material taxable distribution to our stockholders in an amount equal to the fair market value of SunPower’s equity securities (i.e., SunPower’s common stock issued to our stockholders) received by them. In addition, we would be required to recognize a material gain in an amount up to the fair market value of the SunPower equity securities that we distributed on the distribution date.

The accumulation of changes in our shares by “5-percent stockholders” could trigger an ownership change for U.S. income tax purposes, in which case our ability to utilize our net operating losses would be limited and therefore impact our future tax benefits.

Cypress is a publicly traded company whose stockholders can change on a daily basis. These changes are beyond our control. The U.S. Internal Revenue Code (Section 382) restricts a company’s ability to benefit from net operating loses if a “Section 382 Ownership Change” occurs. An ownership change for purposes of U.S. tax law Section 382 may result from ownership changes that increase the aggregate ownership of “5-percent stockholders,” by more than 50 percentage points over a testing period, generally three years (“Section 382 Ownership Change”). To our knowledge, we have not experienced a Section 382 Ownership Change. We cannot give any assurance that we will not experience a Section 382 Ownership Change in future years.

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

Our executive offices are located in San Jose, California. The following tables summarize our primary properties as of the end of fiscal 2010:

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

During fiscal 2008 as part of a restructuring plan, we exited our manufacturing facility in Round Rock, Texas. We expect to complete the sale of the manufacturing equipment and the facility within the next twelve months. The property was classified as held for sale as of January 2, 2011. See Note 11 of Notes to Consolidated Financial Statements under Item 8 for further discussion.

We have additional leases for sales offices and design centers located in the United States, Asia and Europe. We believe that our current properties are suitable and adequate for our foreseeable needs. We may need to exit facilities as we continue to evaluate our business model and cost structure.

ITEM 3.	LEGAL PROCEEDINGS

In October 2006, we received a subpoena related to the Antitrust Division of the Department of Justice (“DOJ”)’s investigation into the SRAM market. In December 2008, the DOJ closed its two year investigation without any charge or allegation brought against us. As a result of the DOJ’s investigation, in October 2006, we, along with a majority of the other SRAM manufacturers, were named in numerous consumer class action suits that are now consolidated in the U.S. District Court for the Northern District of California. The direct and indirect purchaser classes were certified. We aggressively defended ourselves in this matter, and as a result, we were able to reach favorable resolutions with both the direct and indirect purchaser classes and expect the court to dismiss the case by the end of our first quarter in fiscal 2011. We are also named in purported consumer antitrust class action suits in three provinces of Canada; however, those cases have not been materially active over the last three years.

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

On January 21, 2011, Avago Technologies filed a patent infringement case against us in the U.S. District Court in Delaware. The three patents at issue cover Avago’s touch technology, including finger navigation. Avago has made no specific demand for relief in this matter. We believe we have meritorious defenses to the allegations set forth in the complaint and will vigorously defend ourselves in this matter.

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

Market Information, Holders of Common Equity, Dividends and Performance Graph

Effective November 12, 2009, our common stock is listed on the NASDAQ Global Select Market under the trading symbol “CY.” Prior to November 12, 2009, our common stock was listed on the New York Stock Exchange. The following table sets forth the high and low per share prices for our common stock:

	Low	High
Fiscal 2010:
Fourth quarter	$12.39	$18.58
Third quarter	$9.94	$13.14
Second quarter	$10.03	$13.62
First quarter	$10.05	$12.43
Fiscal 2009:
Fourth quarter	$8.43	$10.79
Third quarter	$8.61	$11.27
Second quarter	$6.74	$9.33
First quarter	$3.87	$6.94

As of February 17, 2011, there were approximately 1,587 holders of record of our common stock.

We have not paid cash dividends historically and may do so in the future.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the Standard and Poor (“S&P”) 500 Index and the S&P Semiconductors Index for the last five fiscal years:

	January 1, 2006	December 31, 2006	December 30, 2007	December 28, 2008	January 3, 2010	January 2, 2011
Cypress*	$100	$118	$258	$176	$466	$819
S&P 500 Index	$100	$116	$122	$77	$97	$112
S&P Semiconductors Index	$100	$91	$102	$55	$89	$99

*	All closing prices underlying this table have been adjusted for stock splits and stock dividends including the SunPower spin.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information:

The following table summarizes certain information with respect to our common stock that may be issued under the existing equity compensation plans as of January 2, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In thousands, except per-share amounts)
Equity compensation plans approved by shareholders	39,500	(1)	$5.36	(3)	13,500	(2)
Equity compensation plans not approved by shareholders	11,500		$5.85		—

Total	51,000		$5.51	(3)	13,500

(1)	Includes 15.0 million shares of restricted stock units and restricted stock awards granted.
(2)	Includes 10.1 million shares available for future issuance under Cypress’s 1994 Amended Stock Option Plan and 3.4 million shares available for future issuance under Cypress’s Employee Stock Purchase Plan.
(3)	Excludes impact of 15.0 million shares of restricted stock units and restricted stock which have no exercise price.

See Note 9 of Notes to Consolidated Financial Statements under Item 8 for further discussion of Cypress’s stock plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock Repurchase Program:

In fiscal 2008, our Board of Directors (the “Board”) approved up to a total of $600.0 million that may be used for stock purchases under the stock repurchase program. During fiscal 2008, we used $375.6 million in cash to repurchase a total of approximately 37.1 million shares at an average share price of $10.13. During fiscal 2009, we used $46.3 million to repurchase approximately 5.8 million shares at an average share price of $8.00. In light of certain tax constraints placed on us in connection with the Spin-off, we had no intentions of repurchasing additional stock under this program. Accordingly, on October 28, 2009, the Audit Committee of the Board voted to rescind the remaining $178.1 million available under the program for additional repurchases.

On October 21, 2010, our Board authorized a $600.0 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at our discretion.

The following table sets forth information with respect to repurchases of our common stock made during the fourth quarter of fiscal 2010:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per-share amounts)
October 4, 2010—October 31, 2010	—	$—	—	$600,000
November 1, 2010—November 28, 2010	455	$14.95	455	$593,197
November 29, 2010—January 2, 2011	1,056	$18.09	1,056	$574,089

As of January 2, 2011	1,511	$17.15	1,511

In January 2011, we used $25.9 million to repurchase approximately 1.4 million shares at an average price of $18.55.

Yield Enhancement Program:

On October 28, 2009, the Audit Committee approved a yield enhancement strategy intended to improve the yield on our available cash. As part of this program, the Audit Committee authorized us to enter into short-term yield enhanced structured agreements, typically with maturities of 90 days or less, correlated to our stock price. Under the agreements we entered into to date, we pay a fixed sum of cash upon execution of an agreement in exchange for the financial institution’s obligations to pay either a pre-determined amount of cash or shares of our common stock depending on the closing market price of our common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our cash investment returned plus a yield substantially above the yield currently available for short-term cash investments. If the closing market price is at or below the pre-determined price, we will receive the number of shares specified at the agreement’s inception. As the outcome of these arrangements is based entirely on our stock price and does not require us to deliver either shares or cash, other than the original investment, the entire transaction is recorded in equity.

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

The following table summarizes the activity of our settled yield enhanced structured agreements:

Periods	Aggregate Price Paid	Total Proceeds Received Upon Maturity	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
	(In thousands, except per-share amounts)
Fiscal 2009	$68,017	$69,065	—	$—
Fiscal 2010	207,882	217,489	10,000	11.49

Total	$275,899	$286,554	10,000	$11.49

In December 2010, we entered into a short-term yield enhanced structured agreement with a maturity of 45 days or less. The agreement remained unsettled at January 2, 2011. In January 2011, we settled this agreement and received approximately $47.0 million in cash. On February 9, 2011 we entered into a short-term yield enhanced structured agreement with a maturity of less than 45 days at an aggregate price of approximately $52.5 million.

ITEM 6.	SELECTED FINANCIAL DATA

Our historical consolidated financial statements have been recast to account for SunPower as discontinued operations for all periods presented. Accordingly, we have reflected the results of operations of SunPower prior to the Spin-Off as discontinued operations in the Consolidated Statement of Operations Data. The assets, liabilities and noncontrolling interest related to SunPower were reclassified and reflected as discontinued operations in the Consolidated Balance Sheet Data.

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

In addition, certain prior year balances have been restated to conform to current year presentation including the retrospective application of adopting new accounting guidance for convertible debt instruments with cash settlement features and the presentation for noncontrolling interests in the consolidated financial statements. We have retrospectively applied these changes for all periods presented.

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements under Item 8:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008	December 30, 2007	December 31, 2006 (1)(2)
	(In thousands, except per-share amounts)
Consolidated Statement of Operations Data:
Revenues	$877,532	$667,786	$765,716	$821,597	$855,043
Cost of revenues	$388,359	$397,204	$426,284	$448,847	$451,195
Operating income (loss)	$87,864	$(149,255)	$(471,433)	$6,433	$6,285
Gain on sale of SunPower common stock	$—	$—	$192,048	$373,173	$—
Income (loss) from continuing operations	$75,742	$(150,424)	$(319,262)	$366,862	$(7,396)
Income from discontinued operations attributable to Cypress	$—	$—	$34,386	$16,057	$20,466
Income from discontinued operations—noncontrolling interest, net of taxes	$—	$—	$34,154	$12,681	$6,373
Noncontrolling interest, net of income taxes	$(866)	$(946)	$(311)	$(19)	$(4)

Net income (loss)	$74,876	$(151,370)	$(251,033)	$395,581	$19,439
Less: net income (loss) attributable to noncontrolling interest	$866	$946	$(33,843)	$(12,662)	$(6,369)

Net income (loss) attributable to Cypress	$75,742	$(150,424)	$(284,876)	$382,919	$13,070

Net income (loss) per share—basic:
Continuing operations attributable to Cypress	$0.47	$(1.03)	$(2.12)	$2.36	$(0.05)
Discontinued operations attributable to Cypress	—	—	0.23	0.10	0.14

Net income (loss) per share—basic	$0.47	$(1.03)	$(1.89)	$2.46	$0.09

Net income (loss) per share—diluted:
Continuing operations attributable to Cypress	$0.40	$(1.03)	$(2.12)	$2.13	$(0.05)
Discontinued operations attributable to Cypress	—	—	0.23	0.10	0.14

Net income (loss) per share—diluted	$0.40	$(1.03)	$(1.89)	$2.23	$0.09

Shares used in per-share calculation:
Basic	161,114	145,611	150,447	155,559	140,809
Diluted	191,377	145,611	150,447	171,836	146,223

	As of
	January 2, 2011	January 3, 2010	December 28, 2008	December 30, 2007 (1)(2)	December 31, 2006 (1)(2)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$434,261	$299,642	$237,792	$1,035,738	$398,082
Working capital	$383,369	$279,643	$241,370	$618,012	$674,304
Total assets	$1,072,801	$912,508	$928,732	$3,744,352	$2,120,507
Debt	$—	$—	$27,023	$549,517	$557,072
Stockholders’ equity	$702,893	$630,384	$638,427	$1,817,274	$1,084,998
Total assets of discontinued operations	$—	$—	$—	$1,666,339	$573,927
Total liabilities of discontinued operations	$—	$—	$—	$721,155	$85,181

(1)	The year ended December 31, 2007 includes an adjustment that results in a decrease to our inventory balances of $5.5 million and an adjustment to accumulated deficit of the same amount. The year ended December 31, 2006 includes a $1.2 million increase to cost of revenues, a decrease in the amount of $2.5 million to inventories and an increase to accumulated deficit by the same amount. The year ended January 1, 2006 includes a $1.3 million increase to cost of revenues, a decrease in the amount of $1.3 million to inventories and an increase to accumulated deficit by the same amount. Refer to Note 2 of the Notes to the Consolidated Financial Statements.
(2)	The year ended December 31, 2007 includes retrospective application of the new accounting guidance relating to debt to decrease total assets by $6.4 million and convertible notes by $50.5 million and increase stockholders’ equity by $46.0 million. The year ended December 31, 2006 includes additional interest expense (including amortization of debt issuance costs) of $19.7 million, increase to interest income and other income (expense), net of $5.5 million, decrease to basic net income per share of $0.19, decrease to diluted net income per share of $0.17, increase to additional paid in capital of $80.8 million and an increase to accumulated deficit of $80.8 million. The year ended January 1, 2006 includes additional interest expense (including amortization of debt issuance costs) of $23.5 million, decrease to basic and diluted net income per share of $0.18, increase to additional paid in capital of $55.6 million and an increase to accumulated deficit of $55.6 million. Refer to Note 9 of the Notes to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of the end of fiscal 2010, our organization included the following business segments:

Business Segments	Description
Consumer and Computation Division	A product division focusing on PSoC, touch-sensing and touchscreen solutions, USB and timing solutions.

Data Communications Division	A product division focusing on data communication devices for wireless handset and professional video systems.

Memory and Imaging Division	A product division focusing on static random access memories, nonvolatile memories and image sensor products.

Emerging Technologies and Other	Includes Cypress Envirosystems and AgigA Tech, Inc., both majority-owned subsidiaries of Cypress, the Optical Navigation Systems (“ONS”) business unit, China business unit, foundry-related services, other development stage companies and certain corporate expenses.

SunPower

In the third quarter of fiscal 2008, a committee of our Board of Directors (the “Board”) approved the distribution of the SunPower Class B common stock held by us to our stockholders. On September 29, 2008, we completed the distribution of all of 42.0 million shares of SunPower Class B common stock to our stockholders (the “Spin-Off”).

See Note 9 of Notes to Consolidated Financial Statements for a discussion of the adjustments approved by our Board to our stock plans as a result of the Spin-Off and Note 18 for a discussion of the amended tax sharing agreement between SunPower and us as a result of the Spin-Off.

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

Consistent with this strategy, our Board approved a plan in December 2007 to exit our manufacturing facility in Texas and transfer production to our more cost-competitive facility in Minnesota and outside foundries. We substantially completed our exit plan by the end of fiscal 2008. We continued to hold the property for sale as of January 2, 2011.

RESULTS OF OPERATIONS

Revenues

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Consumer and Computation Division	$343,226	$274,861	$315,718
Data Communications Division	110,647	96,568	129,930
Memory and Imaging Division	405,844	288,246	312,410
Emerging Technologies and Other	17,815	8,111	7,658

Total revenues	$877,532	$667,786	$765,716

Consumer and Computation Division:

Revenues from the Consumer and Computation Division increased by $68.4 million in fiscal 2010, or approximately 24.9%, compared to fiscal 2009. The increase was primarily attributable to an increase of approximately $52 million in sales of our PSoC® product families mainly due to higher demand, continued gains in new design wins, expansion of our customer base and increased market penetration in our capacitive and touchscreen applications in consumer devices. The increase was also attributable to the economic recovery experienced in fiscal 2010 compared to the market downturn in fiscal 2009.

Revenues from the Consumer and Computation Division decreased by $40.9 million in fiscal 2009, or approximately 13%, compared to fiscal 2008. The decrease was primarily attributable to a decrease of approximately $27.4 million in sales of our USB products mainly due to the economic slowdown impacting demand in PC applications and consumer devices and increased competition in the consumer market. The decrease was also attributable to a decrease of $16.8 million in sales of our general purpose timing solutions resulting from reduced demand from certain large consumer and personal computer customers. The decrease was partly offset by an increase in our PSoC® product families.

Data Communications Division:

Revenues from the Data Communications Division increased by $14.1 million in fiscal 2010, or approximately 14.6%, compared to fiscal 2009. The increase was primarily attributable to an increase of approximately $22.7 million in sales of our communications products due to higher market demand, increased military shipments and the economic recovery experienced in fiscal 2010 compared to the market downturn in fiscal 2009. This increase was partially offset by a decrease of $10.4 million in sales of our West Bridge controllers and other products resulting from lowered demand and shipments to a major cell phone manufacturer.

Revenues from the Data Communications Division decreased by $33.4 million in fiscal 2009, or approximately 26%, compared to fiscal 2008. The decrease was primarily attributable to a decrease of $29.7 million in sales of our specialty memory products due to the continued slow down in demand in the base-station market and our programmable logic devices primarily due to the decline in military and certain end of life shipments.

Memory and Imaging Division:

Revenues from the Memory and Imaging Division increased by $117.6 million in fiscal 2010, or approximately 40.8%, compared to fiscal 2009. The revenue increase was primarily attributable to increases of approximately $97.4 million in sales of our SRAM products driven by increased market share, higher demand from wireless and wireline end customers and the economic recovery experienced in fiscal 2010 compared to the market downturn in fiscal 2009. This increase was reduced by a one time revenue offset of $6.3 million for the settlement of our SRAM anti-trust lawsuit.

Revenues from the Memory and Imaging Division decreased by $24.2 million in fiscal 2009, or approximately 8%, compared to fiscal 2008. The decrease was primarily attributable to the economic slowdown impacting us by reducing sales by $17.7 million of our SRAM products in networking, consumer and communications applications.

Emerging Technologies and Other:

Revenues from Emerging Technologies and Other increased by $9.7 million in fiscal 2010, or approximately 119.6%, compared to fiscal 2009. The revenue increase was primarily attributable to an overall increase in demand as certain of our Emerging Technologies divisions are beginning initial production ramps.

Revenues from Emerging Technologies and Other increased by $0.5 million in fiscal 2009, or approximately 6%, compared to fiscal 2008. The increased in revenues was primarily attributable to an increase in demand as these business are new and growing.

Cost of Revenues/Gross Margin

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Cost of revenues	$388,359	$397,204	$426,284
Gross margin percentage	55.7%	40.5%	44.3%

The increase in the gross margin in fiscal 2010 compared to fiscal 2009 was primarily due to favorable product mix, increased factory utilization and higher absorption of fixed costs, resulting from increased production and a 24.0% increase in sales. In addition, stock-based compensation expense allocated to cost of revenues decreased by $18.1 million mainly due to lower amortization of the remaining modification charge recorded in connection with the Spin-Off in fiscal 2008.

Cost of revenue decreased from $426.3 million in fiscal 2008 to $397.2 million in fiscal 2009 and gross margin percentage decreased from 44.3% in fiscal 2008 to 40.5% in fiscal 2009. The gross margin decrease is primarily attributable to higher stock compensation of $12.8 million in fiscal 2009 compared to fiscal 2008 due to SunPower Spin-Off in fiscal 2008. The increase in stock-based compensation was mainly related to certain performance based awards. Additionally, the gross margin percentage was also unfavorably impacted by inventory write-downs, under absorbed costs and reduced revenue in 2009 as a result of the challenging economic conditions as we proactively reduced wafer starts in early 2009 to match supply with demand.

Research and Development (“R&D”)

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
R&D expenses	$176,816	$181,189	$193,522
As a percentage of revenues	20.1%	27.1%	25.3%

R&D expenditures decreased by $4.4 million in fiscal 2010 compared to fiscal 2009. The decrease was primarily attributable to a $15.1 million reduction in stock-based compensation expense mainly due to lower amortization of the remaining modification charge recorded in connection with the Spin-Off which occurred in fiscal 2008. This decrease was offset by an increase of $5.9 million in certain bonus programs which paid out at higher levels as profitability increased in fiscal 2010 and a $4.0 million increase in labor costs due to a combination of a mandatory three week shutdown and a temporary salary reduction in fiscal 2009.

R&D expenditures decreased by $12.3 million in fiscal 2009 compared to fiscal 2008. The decrease was primarily attributable to a $9.4 million reduction in employee related labor and other costs associated with the implementation of our Fiscal 2008/9 Restructuring Plan. In addition the decrease was also due to lower stock-based compensation expense of $1.6 million.

Selling, General and Administrative (“SG&A”)

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
SG&A expenses	$218,490	$219,602	$248,579
As a percentage of revenues	24.9%	32.9%	32.5%

SG&A expenses decreased by $1.1 million in fiscal 2010 compared to fiscal 2009. The decrease was primarily attributable to a $16.3 million reduction in stock-based compensation expense mainly due to lower amortization of the remaining modification charge recorded in connection with the Spin-Off which occurred in fiscal 2008 This decrease was offset by an increase of $5.3 million in sales commissions due to higher revenues, a $4.9 million charge taken to write down a building to fair value that was vacated in the fourth quarter of fiscal 2010, a $3.1 million increase in legal expense primarily related to the SRAM litigation and $2.9 million increase for certain bonus programs which paid out at higher levels in 2010 due to increased profitability.

SG&A expenses decreased by $29.0 million in fiscal 2009 compared to fiscal 2008. The decrease was primarily attributable to a reduction of $22.0 million in outside services and advertising expense coupled with a decrease in other costs associated with the implementation of our Fiscal 2008/9 Restructuring Plan as well as other cost reduction efforts. This amount was partially offset by an $8.2 million increase in stock-based compensation expense related to certain performance based awards.

Amortization of Acquisition-Related Intangible Assets

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Amortization of acquisition-related intangible assets	$3,028	$3,804	$5,830
As a percentage of revenues	0.3%	0.6%	0.8%

Amortization expense decreased by $0.8 million in fiscal 2010 compared to fiscal 2009 and $2.0 million in fiscal 2009 compared to fiscal 2008. The decrease in amortization expense was primarily due to certain intangible assets that had been fully amortized in fiscal 2009.

Impairment of Goodwill

We performed our annual assessment of the carrying value of our goodwill balance during the fourth quarter of our fiscal year. Based on our annual assessment, no impairment was recorded in fiscal 2010 and fiscal 2009. Because of the significant negative industry and economic trends affecting our operations and expected future growth during fiscal 2008, as well as the general decline of industry valuations impacting our valuation, we determined that our goodwill was impaired in fiscal 2008 and recorded an impairment loss of $351.3 million.

The following table indicates the number of reporting units tested for goodwill and the amount of goodwill impairment recorded in each reportable segment during fiscal year 2008:

Reportable Segments	Number of Reporting Units	Goodwill Impairment
Consumer and Computation Division	Three	$97.9 million
Data Communications Division	Two	$138.4 million
Memory and Imaging Division	Two	$115.0 million

Restructuring

We recorded restructuring charges of $3.0 million, $15.2 million and $21.6 million during fiscal 2010, 2009 and 2008, respectively. The determination of when we accrue for severance costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

The following table summarizes the restructuring charges recorded in the Consolidated Statements of Operations:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Fiscal 2010 Restructuring Plan	$2,243	$—	$—
Fiscal 2008/9 Restructuring Plan	995	15,028	11,783
Fiscal 2007 Restructuring Plan	(263)	214	9,860

Total restructuring charges	$2,975	$15,242	$21,643

Fiscal 2010 Restructuring Plan

During the third quarter of fiscal 2010, we implemented a restructuring plan to exit certain of our back-end manufacturing operations located in the Philippines (“Fiscal 2010 Restructuring Plan”). These actions were intended to reduce the cost of our back-end manufacturing by selling our labor intensive assembly production to a lower cost third-party subcontractor in China and by the continued shifting of production to our fully automated back-end processes.

To date, we recorded total restructuring charges of $2.2 million under the Fiscal 2010 Restructuring Plan, which was all related to personnel costs. As of January 2, 2011, our restructuring provision of $2.2 million was related to severance and benefits of our employees. We expect to eliminate approximately 300 manufacturing employees and 200 contractors or approximately 34% of our Philippines plant workforce by the end of fiscal 2011. Upon completion of all of our actions, we anticipate our annual savings impacting cost of goods sold after fiscal 2011 to be approximately $1.0 million, although there can be no assurance of this.

Fiscal 2008/9 Restructuring Plan:

In fiscal 2008, we initiated a restructuring plan as part of a companywide cost saving initiative, which continued into 2010, that was aimed to reduce operating costs in response to the economic downturn (“Fiscal

2008/9 Restructuring Plan”). To date, we recorded a total of $27.8 million under the Fiscal 2008/9 Restructuring Plan, of which $24.2 million was related to personnel costs and $3.6 million was related to other exit costs.

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Initial provision	$11,611
Non-cash	(162)
Cash payments	(4,075)

Balance as of December 28, 2008	7,374
Provision	11,516
Non-cash	(1,352)
Cash payments	(14,271)

Balance as of January 3, 2010	3,267
Provision	1,104
Non-cash	(698)
Cash payments	(2,567)

Balance as of January 2, 2011	$1,106

We eliminated approximately 835 positions. In the fourth quarter of 2010, we completed the majority of the remaining employee terminations. The following table summarizes certain information related to the positions:

Locations	Number of Employees
Manufacturing facility in the Philippines	250
Manufacturing facility in Minnesota	160
Corporate and other	425

Total	835

During fiscal 2010, our annual savings from our actions taken was approximately $70.0 million and proportionately impacted cost of goods sold by 50%, research and development expense by 25% and sales, general and administrative expense by 25%.

Fiscal 2007 Restructuring Plan:

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

To date, we recorded total restructuring charges of $10.4 million related to the Fiscal 2007 Restructuring Plan. Of the total restructuring charges, $8.0 million was related to personnel costs and $2.4 million was related to property, plant and equipment and other exit costs. In the second quarter of fiscal 2010, we recorded a $2.4 million gain on the sale of certain equipment in our Texas facility.

We completed the termination of the remaining employees in the first quarter of fiscal 2009; all balances related to benefits were paid by the third quarter of fiscal 2009.

Assets Held for Sale:

The Texas facility ceased operations in the fourth quarter of fiscal 2008. As management has committed to a plan to sell the assets associated with the facility, we have classified the assets as held for sale and recorded the assets at the lower of their carrying amount or estimated fair value less cost to sell. Fair value was determined by an analysis of market prices for similar assets. In fiscal 2008, we recorded a write-down of $1.9 million related to the assets and $1.2 million of related disposal and other facility costs. In fiscal 2010, we recorded a $1.5 million write-down related to the assets.

The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Consolidated Balance Sheet was $6.9 million and $7.7 million as of January 2, 2011 and January 3, 2010, respectively.

We had expected to complete the disposal of the restructured assets by the fourth quarter of fiscal 2009; however, due to the downturn and uncertainty in the commercial real estate market, we were unable to secure a buyer for the Texas facility. In response, we have revised the asking price for the property and expect to sell the facility within the next twelve months; however, there can be no assurance of this and our ability to complete the sale of any restructured assets may be impacted by the current economic condition.

Gain on Divestitures

We did not complete any divestitures during fiscal 2010 and fiscal 2009. We recorded a gain on divestitures totaling $10.0 million during fiscal 2008.

Fiscal 2008:

In fiscal 2008, we completed the sale of certain product lines of our subsidiary, Silicon Light Machines (“SLM”), to Dainippon Screen Manufacturing Co. Ltd. in Japan for $11.0 million in cash. SLM was a part of our “Emerging Technologies and Other” reportable segment. The divestiture included SLM’s micro-electro-mechanical system solutions for commercial printing and other imaging applications. We retained SLM’s laser optical navigation sensor product family. The following table summarizes the components of the gain recorded in fiscal 2008:

(In thousands)
Cash proceeds	$11,000
Assets sold and liabilities assumed:
Accounts receivable and inventories	(1,700)
Other	816
Transaction costs	(150)

Gain on divestiture	$9,966

Interest Income

Interest income increased by $0.4 million in fiscal 2010 compared to fiscal 2009. The increase was primarily driven by higher average cash and investment balances.

Interest income decreased by $19.8 million in fiscal 2009 compared to fiscal 2008. The decrease was primarily driven by the impact of lower market interest rates.

Interest Expense

Interest expense decreased by $1.2 million in fiscal 2010 compared fiscal 2009. The decrease was primarily attributable to the 1.00% Notes which matured and were settled in September 2009.

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

Other Income (Expense), Net

The following table summarizes the components of other income (expense), net:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Amortization of debt issuance costs	$—	$(114)	$(3,051)
Write-off of debt issuance costs (see Note 15)	—	—	(4,800)
Gain on investments (see Note 7)	3,906	822	—
Gain on debt extinguishment	—	—	2,193
Impairment of investments (see Note 8)	—	(2,549)	(13,355)
Changes in fair value of investments under the deferred compensation plan (see Note 17)	2,653	5,150	(10,643)
Foreign currency exchange gain (loss), net	(2,452)	(22)	2,925
Other	565	487	(335)

Total other income (expense), net	$4,672	$3,774	$(27,066)

Impairment of Investments:

The following table summarizes the impairment loss related to our investments:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands, except per-share amounts)
Debt securities:
Commercial paper	$—	$197	$253
Auction rate securities	—	1,393	3,860
Corporate bonds	—	140	562
Equity securities:
Marketable equity securities	—	—	86
Non-marketable equity securities	—	819	8,594

Total impairment loss	$—	$2,549	$13,355

Auction Rate Securities:

Auction rate securities are investments with contractual maturities generally between 20 and 30 years and are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans originated under the Federal Family Education Loan Program (FFELP), which are guaranteed by the United States Federal Department of Education.

As of January 2, 2011, all of our auction rate securities held by us were rated as either AAA or Aaa by the major independent rating agencies and all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, our auction rate securities totaling $23.7 million are classified as long-term investments as of January 2, 2011. If the financial market does not continue to improve, future downgrades could potentially impact the rating of our auction rate securities.

During fiscal 2010, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used at January 2, 2011 were as follows:

•	7 years to liquidity;
•	continued receipt of contractual interest which provides a premium spread for failed auctions; and
•	discount rates of 1.57%—5.32%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 90% of their stated par value as of January 2, 2011, representing a decline in value of approximately $2.6 million.

As a result of our adoption of the amended other-than-temporary impairment guidance on debt securities in the second quarter of fiscal 2009, we reclassified the non-credit portion of the previously recognized other-than-temporary impairment losses related to our auction rate securities of $5.3 million from accumulated deficit to accumulated other comprehensive income (loss).

Equity Securities:

We have equity investments in both public and privately held companies. We recognize an impairment charge when the carrying value of an investment exceeds its fair value and the decline in value is deemed other-than-temporary. We consider various factors in determining whether we should recognize an impairment charge on an investment in a public company, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our impairment assessment on investments in privately held companies includes the review of each investee’s financial condition, the business outlook for its products and technology, its projected results and discounted cash flows, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or others. If an investee obtains additional funding at a valuation lower than our carrying amount, we presume that the investment is impaired, unless specific facts and circumstances indicate otherwise. We recorded impairment charges of $0.8 million and $8.7 million in fiscal 2009 and 2008, respectively, as we determined that the decline in value of our equity investments in certain public and privately held companies was other-than-temporary. No impairment charge was recorded in fiscal 2010.

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

We account for the deferred compensation plan in accordance with the relevant accounting guidance, under which, the plan assets, which consist of trading securities, are recorded at fair value in each reporting period with the offset being recorded in “Other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income.

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Consolidated Statements of Operations:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Changes in fair value of assets recorded in:
Other income (expense), net	$2,653	$5,150	$(10,643)
Changes in fair value of liabilities recorded in:
Cost of revenues	(370)	(516)	2,129
R&D expenses	(959)	(1,454)	3,560
SG&A expenses	(1,726)	(3,168)	5,437

Total income (expense), net	$(402)	$12	$483

Income Taxes

Our income tax expense was $19.3 million, $5.9 million and $7.9 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The tax expense in fiscal 2010 and fiscal 2009 was primarily attributable to income taxes associated with our non-U.S. operations. The tax expense in fiscal 2008 was attributable to non-deductible goodwill impairment and debt extinguishment losses, utilization of foreign tax credits and the amortization of deferred tax liabilities associated with purchased intangible assets, partially offset by non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries and U.S. federal alternative minimum tax and state taxes.

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

The IRS is currently conducting audits of our federal income tax returns for fiscal 2008, 2007 and 2006. As of January 2, 2011, no material adjustments to the tax liabilities have been proposed by the IRS. However, the IRS has not completed their examination and there can be no assurance that there will be no material adjustments upon completion of their review. In addition, non-U.S. tax authorities have completed their examination of our subsidiary in India for fiscal years 2007, 2006 and 2005. As of January 2, 2011, the proposed adjustments have been appealed. We believe the ultimate outcome of this appeal will not result in a material adjustment to the tax liability. While years prior to 2006 for the U.S. corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development credit carryovers that were generated in prior years and carried forward to 2006 and subsequent years.

Discontinued Operations Attributable to Cypress:

Our historical consolidated financial statements have been recast to account for SunPower as discontinued operations for all periods presented. Accordingly, we have reflected the results of operations of SunPower prior to the Spin-Off as discontinued operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. The assets, liabilities and noncontrolling interest related to SunPower were reclassified and reflected as discontinued operations in the Consolidated Balance Sheets.

The following table summarizes the results of operations related to the discontinued operations through the date of the Spin-off:

As of December 28, 2008
(In thousands)
Revenues	$1,033,952
Costs and expenses, net	967,716

Income (loss) from discontinued operations before income taxes	66,236
Income tax benefit (provision)	(31,850)

Income from discontinued operations attributable to Cypress, net of income taxes	$34,386

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our consolidated cash and investments and working capital :

	As of
	January 2, 2011	January 3, 2010
	(In thousands)
Cash, cash equivalents and short-term investments	$434,261	$299,642
Working capital	$383,369	$279,643

Key Components of Cash Flows

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Net cash provided by operating activities of continuing operations	$262,746	$89,303	$110,717
Net cash provided by (used in) investing activities of continuing operations	$(150,734)	$(43,126)	$337,376
Net cash provided by (used in) financing activities of continuing operations	$(92,387)	$(7,368)	$(1,051,787)

Fiscal 2010:

Net cash provided by operating activities increased by $173.4 million in fiscal 2010 compared to fiscal 2009. Operating cash flows in fiscal 2010 were primarily driven by net income of $74.9 million from continuing operations adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, restructuring charges and changes in operating assets and liabilities. The changes in our working capital as of January 2, 2011 compared to January 2, 2010 were as follows:

•	Accounts receivable increased by $30.8 million due to higher distributor shipments.
•	Deferred revenues less cost of revenues increased by $55.9 million due to higher distributor shipments.
•	Inventories increased by $10.6 million to support higher levels of sales in 2010 and a profile build out of certain products.

Net cash used in investing activities increased by $107.6 million in fiscal 2010 compared to fiscal 2009. During fiscal 2010, our investing activities primarily included the $50.8 million of property and equipment expenditures offset by the purchase of investments of $103.1 million, net of proceeds from sales or maturities.

Net cash used in financing activities increased by $85.0 million in fiscal 2010 compared to fiscal 2009. During fiscal 2010, our financing activities primarily included a net of $149.2 million used on the yield enhancement structured agreements, $25.9 million used to repurchase our common shares and partially offset by net proceeds of $82.8 million from the issuance of common shares under our employee stock plans.

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

Auction Rate Securities:

As of January 2, 2011, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. We have classified our auction rate securities totaling $23.7 million as long-term investments as of January 2, 2011.

During fiscal 2010, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. Based on the discounted cash flows, we estimated that the auction rate securities would be valued at approximately 90% of their stated par value as of January 2, 2011.

Stock Repurchase Program:

On October 21, 2010, our Board authorized a $600.0 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at our discretion.

During the fourth quarter of fiscal 2010, we used $25.9 million in cash to repurchase a total of approximately 1.5 million shares at an average share price of $17.15. As of January 2, 2011, the remaining balance available for future purchases was $574.1 million under the stock repurchase program.

In January 2011, we used $25.9 million in cash to repurchase a total of approximately 1.4 million shares at an average price of $18.55. In February 2011, we used $11.8 million in cash to repurchase 0.6 million shares at an average price of $20.87.

Yield Enhancement Program:

In December 2010, we entered into a short-term yield enhanced structured agreement with a maturity of less than 45 days at an aggregate price of approximately $44.0 million. The agreement remained unsettled at January 2, 2011. On January 19, 2011, we settled this agreement and received approximately $47.0 million in cash.

On February 9, 2011 we entered into a short-term yield enhanced structured agreement with a maturity of less than 45 days at an aggregate price of approximately $52.5 million.

Contractual Obligations

The following table summarizes our contractual obligations as of January 2, 2011:

	Payments Due by Years
	Total	2011	2012 and 2013	2014 and 2015	After 2015
	(In thousands)
Operating lease commitments	$24,499	$8,094	$11,193	$4,583	$629
Purchase obligations (1)	91,276	90,229	1,047	—	—

Total contractual obligations	$115,725	$98,328	$12,240	$4,583	$629

(1)	Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

As of January 2, 2011, our unrecognized tax benefits were $46.8 million, which were classified as long-term liabilities. We believe it is possible that we may recognize approximately $21 to $23 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities and the purchase of our stock through our stock buyback program. As of January 2, 2011, in addition to $263.2 million in cash and cash equivalents, we had $171.1 million invested in short-term investments for a total cash and short-term investment position of $434.3 million that is available for use in current operations. In addition, we had $23.7 million of long-term investments primarily consisting of auction rate securities.

As of January 2, 2011, approximately 27% our cash and cash equivalents are offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.

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

Pursuant to a master lease agreement, Grace has leased certain semiconductor manufacturing equipment from a financing company. In conjunction with the master lease agreement, we have entered into a series of guarantees with the financing company for the benefit of Grace. As of January 2, 2011, we updated our assessment of the likelihood that we would have to settle the outstanding lease payments under the guarantees and we determined that it was not probable. As a result, we have not recorded any liability relating to outstanding lease payments under the guarantees.

Pursuant to the guarantees, we issued irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by the financing company on us. The amount available under the letters of credit will decline according to schedules mutually agreed upon by us and the financing company. If we default, the financing company will be entitled to draw on the letters of credit. In connection with the guarantees, we were granted options to purchase 40.3 million ordinary shares of Grace. As of January 2, 2011, we determined that the fair value of the guarantees and the options was not material to our consolidated financial statements.

As of January 2, 2011, under the guarantees, Grace had no outstanding rental payments and the outstanding irrevocable letters of credit totaled $2.6 million. During the fourth quarter of fiscal 2010, we advanced $2.5 million in pre-payments to Grace to secure a certain supply of wafers. In February 2011, we advanced an additional $1.0 million in pre-payments.

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

The table below shows our Non-GAAP financial measures:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands, except per shares amounts)
Non-GAAP gross margin	$518,352	$314,558	$373,075
Non-GAAP research and development expenses	155,059	145,879	153,416
Non-GAAP selling, general and administrative expenses	164,958	156,027	191,953
Non-GAAP operating income attributable to Cypress	198,334	12,649	27,706
Non-GAAP net income attributable to Cypress	186,159	17,743	32,647
Non-GAAP diluted net income per share attributable to Cypress	0.94	0.10	0.20

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

The following is a reconciliation of Non-GAAP measures to GAAP measures:

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per-share data)

(Unaudited)

	Twelve Months Ended
	January 2, 2011	January 3, 2010	December 28, 2008
GAAP gross margin (a)	$489,173	$270,582	$339,432
Stock-based compensation expense	22,716	40,798	27,950
SRAM legal settlement	6,250	—	—
Impairment of assets	213	—	1,734
Write down of final build inventory	—	—	2,475
Other acquisition-related expense	—	559	1,616
Changes in value of deferred compensation plan	—	5	(132)
License royalty	—	2,614	—

Non-GAAP gross margin	$518,352	$314,558	$373,075

GAAP research and development expenses	$176,816	$181,189	$193,522
Stock-based compensation expense	(21,541)	(37,537)	(39,089)
Other acquisition-related expense	(2)	(75)	(1,601)
Gain on sale of long-term asset	—	2,437	—
Changes in value of deferred compensation plan	(214)	(135)	584

Non-GAAP research and development expenses	$155,059	$145,879	$153,416

GAAP selling, general and administrative expenses	$218,490	$219,602	$248,579
Stock-based compensation expense	(47,202)	(63,477)	(55,306)
Impairment of assets	(5,293)	—	—
SRAM legal settlement	(1,000)	—	—
Other acquisition-related expense	—	(52)	(1,665)
Changes in value of deferred compensation plan	(37)	(46)	147
Release of allowance for uncollectible employee loans	—	—	198

Non-GAAP selling, general and administrative expenses	$164,958	$156,027	$191,953

GAAP operating income (loss)	$87,864	$(149,255)	$(471,433)
Stock-based compensation expense	91,459	141,812	122,345
SRAM legal settlement	7,250	—	—
License royalty	—	2,614	—
Acquisition-related expense:
Impairment of goodwill	—	—	351,257
Amortization of acquisition-related intangibles	3,028	3,804	5,830
Other acquisition-related expense	—	686	4,882
Gain on sale of long-term asset	—	(2,440)	—
Write down of final build inventory	—	—	2,475
Changes in value of deferred compensation plan	252	186	(863)
Release of allowance for uncollectible employee loans	—	—	(198)
Impairment of assets	5,506	—	1,734
Gains on divestitures	—	—	(9,966)
Restructuring charges	2,975	15,242	21,643

Non-GAAP operating income	$198,334	$12,649	$27,706

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES-(Continued)

(In thousands, except per-share data)

(Unaudited)

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
GAAP net income (loss) attributable to Cypress	$75,742	$(150,424)	$(284,876)
Stock-based compensation expense	91,459	141,812	122,345
SRAM legal settlement	7,250	—	—
License royalty	—	2,614	—
Acquisition-related expense:
Impairment of goodwill	—	—	351,257
Amortization of acquisition-related intangibles	3,028	3,804	5,830
Other acquisition-related expense	—	686	4,882
Gain on sale of long-term asset	—	(2,440)	—
Write down of final build inventory	—	—	2,475
Changes in value of deferred compensation plan	252	186	(863)
Release of allowance for uncollectible employee loans	—	—	(198)
Impairment of assets	5,506	—	1,734
Gains on divestitures	—	—	(9,966)
Restructuring charges	2,975	15,242	21,643
Investment-related gains/losses	(3,158)	3,257	38,536
Gain on sale of Sunpower shares	—	—	(192,048)
Tax effects	3,105	3,006	6,282
Income from discontinued operations attributable to Cypress	—	—	(34,386)

Non-GAAP net income attributable to Cypress	$186,159	$17,743	$32,647

GAAP net income (loss) per share attributable to Cypress—diluted	$0.40	$(1.03)	$(1.89)
Stock-based compensation expense	0.45	0.97	0.74
SRAM legal settlement	0.04	—	—
License royalty	—	0.02	—
Acquisition-related expense:
Impairment of goodwill	—	—	2.11
Amortization of acquisition-related intangibles	0.01	0.03	0.04
Other acquisition-related expense	—	—	0.03
Gain on sale of long-term asset	—	(0.02)	—
Write down of final build inventory	—	—	0.01
Changes in value of deferred compensation plan	—	—	(0.01)
Impairment of assets	0.03	—	0.01
Gains on divestitures	—	—	(0.06)
Restructuring charges	0.01	0.10	0.13
Investment-related gains/losses	(0.02)	0.02	0.23
Gain on sale of Sunpower shares	—	—	(1.16)
Tax effects	0.02	0.02	0.04
Non-GAAP share count adjustment	—	(0.01)	0.18
Income from discontinued operations attributable to Cypress	—	—	(0.20)

Non-GAAP net income per share attributable to Cypress—diluted	$0.94	$0.10	$0.20

(a)	During the third quarter of 2009, we identified historically immaterial errors related to the value of our raw material inventory balances located in the Philippines. We have determined that these errors were not material to any of the individual prior periods presented and accordingly, the financial statements for the twelve months ended December 28, 2008 have been recast to correct for the immaterial errors.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new standards which amend the consolidation rules related to variable interest entities. The new standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis and require an ongoing reassessment of whether an entity is the primary beneficiary. We adopted this standard in the first quarter of fiscal 2010. The adoption did not impact our consolidated financial statements.

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units for accounting purposes. Additionally, these new standards modify the manner in which the arrangement consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance tangible products and certain software. These new standards are required to be adopted in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

In January 2010, the FASB issued updated standards related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). These updated standards also require that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. Theses updated standards are effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Except for the Level 3 activity disclosure, these updated standards were adopted in the first quarter of fiscal 2010. The adoption did not impact our consolidated financial statements.

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

Sales to certain distributors are made under agreements which provide the distributors with price protection, other allowances and stock rotation under certain circumstances. Given the uncertainties associated with the rights given to these distributors, revenues and costs related to distributor sales are deferred until products are sold by the distributors to the end customers. Revenues are recognized from those distributors when the products have been sold to the end customers. Reported information includes product resale price, quantity and end customer shipment information as well as remaining inventory on hand. At the time of shipment to those distributors, we record a trade receivable for the selling price since there is a legally enforceable right to receive payment, relieve inventory for the value of goods shipped since legal title has passed to the distributors, and defer the related margin as deferred revenue less cost of revenue on sales to distributors in the Consolidated Balance Sheets. The effects of distributor price adjustments are recorded as a reduction to deferred revenue at the time the distributors sell the products to the end customers.

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

Valuation of Inventories:

Management periodically reviews the adequacy of our inventory reserves. We record a write-down for our inventories which have become obsolete or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventories each quarter that considers multiple factors including demand forecasts, product life cycle status, product development plans and current sales levels. As of January 2, 2011, we had total raw materials of $7.4 million, work-in-process of $72.1 million and finished goods of $22.3 million. Inventory reserves are not relieved until the related inventory has been sold or scrapped. Our inventories may be subject to rapid technological obsolescence and are sold in a highly competitive industry. If there were a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to record additional write-downs, and our gross margin could be adversely affected.

Valuation of Long-Lived Assets:

Our business requires heavy investment in manufacturing facilities and equipment that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand. In addition, we have recorded intangible assets with finite lives related to our acquisitions.

We evaluate our long-lived assets, including property, plant and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our business, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period of time. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analysis. If there is a significant adverse change in our business in the future, we may be required to record impairment charges on our long-lived assets. During the fourth quarter of fiscal 2010, we performed an impairment analysis for our long-lived assets and determined that there was no impairment.

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

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for our reporting unit. We performed our annual assessment of the carrying value of our goodwill balance during the fourth quarter of fiscal 2010. Our annual assessment did not result in an impairment charge as there was a substantial difference between the estimated fair value and the carrying value of the assets of the reporting unit.

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

Auction Rate Securities

As of January 2, 2011, all our auction rate securities are classified as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. The auction rate securities held by us are backed by student loans originated under the Federal Family Education Loan Program (FFELP), which are guaranteed by the U.S. Federal Department of Education.

As of January 2, 2011, all of our auction rate securities held by us were rated as either AAA or Aaa by the major independent rating agencies and all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified our auction rate securities totaling $23.7 million as long-term investments as of January 2, 2011. If the financial market continues to deteriorate, future downgrades could potentially impact the rating of our auction rate securities.

During fiscal 2010, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used at January 2, 2011 were as follows:

•	7 years to liquidity;
•	continued receipt of contractual interest which provides a premium spread for failed auctions; and
•	discount rates of 1.57%—5.32%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 90% of their stated par value as of January 2, 2011, representing a decline in value of approximately $2.6 million.

As a result of our adoption of the amended other-than-temporary impairment guidance on debt securities in the second quarter of fiscal 2009, we reclassified the non-credit portion of the previously recognized other-than-temporary impairment losses related to our auction rate securities of $5.3 million from accumulated deficit to accumulated other comprehensive income (loss).

The following table summarizes certain information related to our auction rate securities as of January 2, 2011:

	Fair Value	Fair Value Given a 100 Basis Point Increase in Interest Rates	Fair Value Given a 100 Basis Point Decrease in Interest Rates
	(In thousands)
Auction rate securities	$23,708	$26,079	$21,337

Investments in Publicly Traded and Privately Held Companies

We have equity investments in certain publicly traded companies. The marketable equity securities are classified as available-for-sale investments and are recorded at fair value with unrealized gain (loss) reported as a component in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. The fair value of the common stock is subject to market price volatility. The following table summarizes certain information related to these investments as of January 2, 2011:

Investments	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
	(In thousands)
Marketable equity securities	$804	$884	$724

We also have equity investments in several privately held companies, many of which are start-ups or in development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. We recorded impairment charges of $0.8 million and $8.7 million in fiscal 2009 and 2008, respectively, as we determined that the decline in value of our equity investments in certain public and privately held companies was other-than-temporary. No impairment charge was recorded in fiscal 2010. As of January 2, 2011, the carrying value of our investments in privately held companies was $2.0 million.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 2, 2011	January 3, 2010
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$263,183	$243,558
Short-term investments	171,078	56,084

Total cash, cash equivalents and short-term investments	434,261	299,642
Accounts receivable, net	117,726	86,959
Inventories	101,763	91,198
Other current assets	41,908	40,906

Total current assets	695,658	518,705

Property, plant and equipment, net	260,122	272,620
Goodwill	31,836	31,836
Intangible assets, net	12,499	15,132
Other long-term assets	72,686	74,215

Total assets	$1,072,801	$912,508

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$59,817	$61,712
Accrued compensation and employee benefits	43,292	37,756
Deferred revenues less cost of revenues	131,757	75,881
Income taxes payable	11,631	7,090
Other current liabilities	65,792	56,623

Total current liabilities	312,289	239,062

Deferred income taxes and other tax liabilities	53,830	39,272
Other long-term liabilities	3,789	3,790

Total liabilities	369,908	282,124

Commitments and contingencies (Note 19)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 259,394 and 235,409 shares issued; 170,753 and 159,382 shares outstanding at January 2, 2011 and January 3, 2010, respectively	2,594	2,354
Additional paid-in-capital	2,401,996	2,247,716
Accumulated other comprehensive income (loss)	(3,203)	(723)
Accumulated deficit	(494,002)	(569,744)

	1,907,385	1,679,603
Less: shares of common stock held in treasury, at cost; 88,641 and 76,027 shares at January 2, 2011 and January 3, 2010, respectively	(1,202,949)	(1,048,016)

Total Cypress stockholders’ equity	704,436	631,587
Noncontrolling interest	(1,543)	(1,203)

Total equity	702,893	630,384

Total liabilities and equity	$1,072,801	$912,508

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands, except per-share amounts)
Revenues	$877,532	$667,786	$765,716

Costs and expenses (credits):
Cost of revenues	388,359	397,204	426,284
Research and development	176,816	181,189	193,522
Selling, general and administrative	218,490	219,602	248,579
Amortization of acquisition-related intangible assets	3,028	3,804	5,830
Impairment of goodwill	—	—	351,257
Restructuring charges	2,975	15,242	21,643
Gain on divestitures	—	—	(9,966)

Total costs and expenses, net	789,668	817,041	1,237,149

Operating income (loss)	87,864	(149,255)	(471,433)
Interest income	2,515	2,101	21,904
Interest expense	(19)	(1,190)	(26,786)
Gain on sale of SunPower common stock	—	—	192,048
Other income (expense), net	4,672	3,774	(27,066)

Income (loss) from continuing operations before income taxes	95,032	(144,570)	(311,333)
Income tax provision	19,290	5,854	7,929

Income (loss) from continuing operations	75,742	(150,424)	(319,262)
Income from discontinued operations attributable to Cypress	—	—	34,386
Income from discontinued operations–noncontrolling interest, net of taxes	—	—	34,154
Noncontrolling interest, net of taxes	(866)	(946)	(311)

Net income (loss)	74,876	(151,370)	(251,033)
Less: net (income) loss attributable to noncontrolling interest	866	946	(33,843)

Net income (loss) attributable to Cypress	$75,742	$(150,424)	$(284,876)

Net income (loss) per share–basic:
Continuing operations attributable to Cypress	$0.47	$(1.03)	$(2.12)
Discontinued operations attributable to Cypress	—	—	0.23

Net income (loss) per share–basic	$0.47	$(1.03)	$(1.89)

Net income (loss) per share–diluted:
Continuing operations attributable to Cypress	$0.40	$(1.03)	$(2.12)
Discontinued operations attributable to Cypress	—	—	0.23

Net income (loss) per share–diluted	$0.40	$(1.03)	$(1.89)

Shares used in net income (loss) per share calculation:
Basic	161,114	145,611	150,447
Diluted	191,377	145,611	150,447

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
	(In thousands)
Balances at December 30, 2007	192,332	$1,923	$2,501,615	$11,632	$(137,253)	30,684	$(606,108)	$54	$1,771,863
Comprehensive loss:
Net loss attributable to Cypress	—	—	—	—	(284,876)	—	—	—	(284,876)
Net unrealized loss on available-for-sale investments	—	—	—	(3,125)	—	—	—	—	(3,125)
Net unrealized loss on derivatives	—	—	—	(212)	—	—	—	—	(212)

Total comprehensive loss	—	—	—	—	—	—	—	—	(288,213)

Issuance of common shares under employee stock plans	12,517	125	55,522	—	—	—	—	—	55,647
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	573	(6,163)	—	(6,163)
Excess tax benefits from stock-based award activities	—	—	9,132	—	—	—	—	—	9,132
Proceeds from termination of convertible note hedge and warrants	—	—	7,762	—	—	—	—	—	7,762
Repurchases of common shares	—	—	—	—	—	37,076	(375,560)	—	(375,560)
Stock-based compensation	—	—	128,798	—	—	—	—	—	128,798
Noncontrolling interest and other	—	—	(18)	—	—	—	—	(311)	(329)
Shares received upon settlement of outstanding employee loans under the stock purchase assistance plan	—	—	—	—	—	13	(347)	—	(347)
Adjustment for convertible debt	—	—	(200,242)	—	—	—	—	—	(200,242)
Spin-off of SunPower	—	—	(457,633)	(5,762)	(2,502)	—	1,976	—	(463,921)

Balances at December 28, 2008	204,849	2,048	2,044,936	2,533	(424,631)	68,346	(986,202)	(257)	638,427
Comprehensive loss:
Net loss attributable to Cypress	—	—	—	—	(150,424)	—	—	—	(150,424)
Net unrealized gain on available-for-sale investments	—	—	—	1,988	—	—	—	—	1,988
Net unrealized gain on derivatives	—	—	—	9	—	—	—	—	9

Total comprehensive loss	—	—	—	—	—	—	—	—	(148,427)

Issuance of common shares under employee stock plans	30,560	306	101,332	—	—	—	—	—	101,638
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	1,890	(15,493)	—	(15,493)
Redemption of convertible debt	—	—	(23,553)	—	—	—	—	—	(23,553)
Unwinding of hedge for convertible debt	—	—	3,312	—	—	—	—	—	3,312
Yield enhancement structured agreements, net	—	—	1,048	—	—	—	—	—	1,048
Repurchases of common shares	—	—	—	—	—	5,791	(46,321)	—	(46,321)
Stock-based compensation	—	—	120,662	—	—	—	—	—	120,662
Reclassification of impairment loss on auction rate securities	—	—	—	(5,253)	5,253	—	—	—	—
Noncontrolling interest and other	—	—	(21)	—	58	—	—	(946)	(909)

Balances at January 3, 2010	235,409	$2,354	$2,247,716	$(723)	$(569,744)	76,027	$(1,048,016)	$(1,203)	$630,384

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
	(In thousands)
Balances at January 3, 2010	235,409	$2,354	$2,247,716	$(723)	$(569,744)	76,027	$(1,048,016)	$(1,203)	$630,384
Comprehensive income:
Net income attributable to Cypress	—	—	—	—	75,742	—	—	—	75,742
Net unrealized loss on available-for-sale investments	—	—	—	(1,975)	—	—	—	—	(1,975)
Other	—	—	—	(505)	—	—	—	—	(505)

Total comprehensive income	—	—	—	—	—	—	—	—	73,262

Issuance of common shares under employee stock plans	23,985	240	96,624	—	—	—	—	—	96,864
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	1,103	(14,104)	—	(14,104)
Yield enhancement structured agreements, net	—	—	(34,318)	—	—	10,000	(114,917)	—	(149,235)
Repurchases of common shares	—	—	—	—	—	1,511	(25,912)	—	(25,912)
Stock-based compensation	—	—	91,974	—	—	—	—	—	91,974
Noncontrolling interest	—	—	—	—	—	—	—	(340)	(340)

Balances at January 2, 2011	259,394	$2,594	$2,401,996	$(3,203)	$(494,002)	88,641	$(1,202,949)	$(1,543)	$702,893

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$74,876	$(151,370)	$(251,033)
Less income from discontinued operations, net of taxes	—	—	(68,540)

Income (loss) from continuing operations	$74,876	$(151,370)	$(319,573)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	52,528	55,799	73,876
Stock-based compensation expense	91,459	141,812	122,345
Interest and other non-cash expense related to convertible debt	—	1,090	(147,044)
Gain on extinguishment of debt	—	—	(2,193)
Excess tax benefits from stock-based award activities	—	—	(9,132)
Impairment of goodwill	—	—	351,257
Impairment of investments	443	2,549	13,355
Impairment of assets	4,926	—	—
Write-off of debt issuance costs	—	—	4,800
(Gain) loss on property and equipment, net	(823)	2,146	8,004
Gain on divestitures	—	—	(9,966)
Gain on sale of SunPower’s common stock	—	—	(192,048)
Gain on investments	(3,906)	(822)	—
Restructuring charges	5,366	15,242	21,643
Deferred income taxes and other tax liabilities	15,033	2,056	(26,443)
Changes in operating assets and liabilities:
Accounts receivable	(30,767)	4,983	7,532
Inventories	(10,049)	18,276	(1,015)
Other assets	(11,013)	18,810	67,850
Accounts payable and other accrued liabilities	18,797	(14,684)	103,503
Deferred revenues less cost of revenues	55,876	(6,584)	43,966

Net cash provided by operating activities of continuing operations	262,746	89,303	110,717
Net cash provided by operating activities of discontinued operations	—	—	107,845

Net cash provided by operating activities	262,746	89,303	218,562

Cash flows from investing activities:
Purchases of available-for-sale investments	(140,349)	(46,768)	(176,458)
Proceeds from sales or maturities of available-for-sale investments	32,523	24,490	362,581
Proceeds from sales of marketable equity investments	4,680	—	—
Proceeds from sale of SunPower’s common stock	—	—	222,474
Net employee contributions to (distributions of) deferred compensation plan	2,141	(665)	1,417
Cash paid for other investments	(2,000)	(76)	(1,737)
Acquisition of property, plant and equipment	(50,786)	(25,823)	(42,132)
Cash used for acquisitions, net of cash acquired	—	—	(41,551)
Proceeds from divestitures	—	—	11,000
Proceeds from sales of property and equipment	3,057	5,716	1,782

Net cash provided by (used in) investing activities of continuing operations	(150,734)	(43,126)	337,376
Net cash used in investing activities of discontinued operations	—	—	(167,111)

Net cash provided by (used in) investing activities	(150,734)	(43,126)	170,265

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Cash flows from financing activities:
Excess tax benefits from stock-based award activities	—	—	9,132
Withholding of common shares for tax obligations on vested restricted shares	(14,104)	(15,493)	(6,163)
Redemption of convertible debt	—	(51,552)	(742,605)
Proceeds from termination of convertible note hedge and warrants	—	3,312	7,762
Repurchase of common shares	(25,912)	(46,321)	(375,560)
Issuance of common shares under employee stock plans	96,864	101,638	55,647
Unsettled yield enhancement structured agreements	(43,925)	—	—
Yield enhancement structured agreements settled in cash, net	9,607	1,048	—
Yield enhancement structured agreements settled in stock	(114,917)	—	—

Net cash used in financing activities of continuing operations	(92,387)	(7,368)	(1,051,787)
Net cash provided by financing activities of discontinued operations	—	—	31,832

Net cash used in financing activities	(92,387)	(7,368)	(1,019,955)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,163)
Net increase (decrease) in cash and cash equivalents	19,625	38,809	(632,291)
Cash and cash equivalents, beginning of year	243,558	204,749	1,093,657

Cash and cash equivalents, end of year	263,183	243,558	461,366
Less cash and cash equivalents of discontinued operations	—	—	(256,617)

Cash and cash equivalents of continuing operations, end of year	$263,183	$243,558	$204,749

Supplemental disclosures:
Cash paid for interest:
Continuing operations	$20	$305	$6,181
Discontinued operations	—	—	4,856

Total	$20	$305	$11,037

Cash paid for income taxes:
Continuing operations	$2,205	$3,433	$13,703
Discontinued operations	—	—	1,265

Total	$2,205	$3,433	$14,968

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

Fiscal Years

Our fiscal year ends on the Sunday closest to December 31. Fiscal 2010 ended on January 2, 2011, fiscal 2009 ended on January 3, 2010 and fiscal 2008 ended on December 28, 2008. Fiscal 2010 and fiscal 2008 contained 52 weeks while fiscal 2009 contained 53 weeks.

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

Fair Value of Financial Instruments

For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Certificates of deposit are carried at cost which approximates fair value based on current interest rates. Investments in available-for-sale securities are carried at fair value. See Note 7 for a detailed discussion of the fair value measurements on our available-for-sale investments and Note 15 regarding the fair value of our convertible debt.

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

We evaluate our long-lived assets, including property, plant and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends, and a significant decline in our stock price for a sustained period of time. Impairment is recognized based on the difference between the estimated fair value of the asset and its carrying value. Estimated fair value is generally measured based on quoted market prices, if available, appraisals or discounted cash flow analyses.

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

Advertising Costs

Advertising costs consist of development and placement costs of our advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $4.0 million, $4.5 million and $7.7 million for fiscal 2010, 2009 and 2008, respectively.

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

One global distributor, Avnet, Inc., accounted for 17% of consolidated accounts receivable as of January 2, 2011. One global distributor, Avnet, Inc., accounted for 16% and one contract manufacturer of an OEM, Flextronics, accounted for 11% of consolidated accounts receivable as of January 3, 2010. One global distributor, Avnet, Inc., accounted for 13% of consolidated accounts receivable as of December 28, 2008.

Two global distributors, Avnet, Inc. and Arrow Electronics, Inc., accounted for 15% and 10%, respectively, of our total revenues for fiscal 2010. One global distributor, Avnet, Inc., accounted for 14% of our total revenues for fiscal 2009. Two global distributors, Avnet, Inc. and Arrow Electronics, Inc., accounted for 13% and 11%, respectively, of our total revenues for fiscal 2008. There was no single end customer in fiscal 2010, 2009 or 2008 that accounted for more than 10% of total revenue.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new standard which amends the consolidation rules related to variable interest entities. The new standard eliminates a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis and require an ongoing reassessment of whether an entity is the primary beneficiary. We adopted this standard in the first quarter of fiscal 2010. The adoption did not impact our consolidated financial statements.

In October 2009, the FASB issued a new standard for revenue recognition with multiple deliverables. The new standard impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units for accounting purposes. Additionally, the new standard modifies the manner in which the arrangement consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

In October 2009, the FASB issued a new standard for the accounting for certain revenue arrangements that include software. This new standard amends the scope of pre-existing software revenue guidance by removing from the guidance tangible products and certain software. The new standard is required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

In January 2010, the FASB issued an updated standard related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). This updated standard also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. This updated standard is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Except for the Level 3 activity disclosure, these updated standard was adopted in the first quarter of fiscal 2010. The adoption did not impact our consolidated financial statements.

NOTE 2.  REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

Impact of Adoption of Accounting Guidance on Convertible Debt

Effective January 1, 2009, we adopted the new accounting guidance on convertible debt instruments that have a “net settlement feature,” which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under the guidance, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of our nonconvertible debt borrowing rate. Since our 1.00% Notes and our 1.25% convertible subordinated notes (“1.25% Notes” were issued in 2003 which we redeemed in February 2007), had an equity component that could be settled in cash or equity, both debt instruments qualified for this treatment.

Our effective borrowing rate for nonconvertible debt at the time of issuance of the 1.00% Notes was estimated to be 6.15% and for our 1.25% Notes it was estimated to be 6.20%. For the 1.00% Notes, this resulted in $70.6 million of the $600.0 million aggregate principal amount of debentures issued being attributable to equity. For the 1.25% Notes, this resulted in $126.0 million of the $600.0 million aggregate principal amount of debentures issued being attributable to equity.

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

Our adoption of the new guidance resulted in higher interest and other income of $144.4 million in fiscal 2008. As of December 28, 2008, there was $1.0 million of the initial $70.6 million debt discount (1.00% Notes) which remained unamortized. As of September 27, 2009, all of the debt had matured or been redeemed and the debt discount was fully amortized. The tax effect of our adoption was immaterial to our consolidated financial statements.

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

The following table summarizes the effects of the new guidance regarding the convertible debt and the correction to inventory and accumulated deficit on our Consolidated Statements of Operations for the year ended December 28, 2008 and on our Consolidated Balance Sheet as of December 28, 2008:

Year Ended
December 28, 2008
(In thousands)
Operating loss as reported	$ (469,868)
Correction of inventory error	(1,565)

Operating loss as revised	$ (471,433)
Loss from continuing operations as reported	$ (462,136)
Adjustment per convertible debt	144,439
Correction of inventory error	(1,565)

Loss from continuing operations as revised	$ (319,262)

As of
December 28, 2008
(In thousands)
Inventories as reported	$121,889
Correction of inventory error	(7,027)

Inventories as revised	$114,862
Convertible debt as reported	$27,999
Adjustment per convertible debt	(976)

Convertible debt as revised	$27,023

There was no tax effect for the inventory error correction for fiscal year 2008 due to the immaterial impact in foreign jurisdictions and the negligible impact on our net operating loss carry forwards in the United States against which we have a full valuation allowance. For fiscal 2008, the impact of the error correction on gross profit was $1.6 million. This amount represented 0.5% of the gross margin for fiscal 2008. Additionally, there was no impact on the Consolidated Statements of Cash Flows in fiscal 2008.

NOTE 3.  SUNPOWER

The following table summarizes our historical ownership interest in SunPower which shares were distributed to our stockholders in the fourth quarter of 2008:

As of
September 28, 2008
Number of shares of SunPower Class B common stock owned by Cypress	42.0 million
As a percentage of SunPower’s total outstanding capital stock	50%
As a percentage of SunPower’s total outstanding capital stock on a fully diluted basis	47%
As a percentage of the total voting power of SunPower’s outstanding capital stock	89%

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

See Note 9 for a discussion of the adjustments approved by our Board to our stock plans as a result of the Spin-Off and Note 18 for a discussion of the amended tax sharing agreement between SunPower and us as a result of the Spin-Off.

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

The following table summarizes the results of operations related to the discontinued operations through the date of the Spin-Off:

Year Ended
December 28, 2008
(In thousands)
Revenues	$1,033,952
Costs and expenses, net	967,716

Income (loss) from discontinued operations attributable to Cypress before income taxes	66,236
Income tax benefit (provision)	(31,850)

Income from discontinued operations attributable to Cypress, net of taxes	$34,386

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

Pro Forma Financial Information:

The following unaudited pro forma financial information presents the combined results of operations of Cypress and Simtek as if the acquisitions had occurred as of the beginning of fiscal 2008:

Year Ended
(In thousands, except per-share amounts)	December 28, 2008
Revenues	$784,578
Income (loss) from continuing operations	$(336,473)
Income (loss) per share from continuing operations:
Basic	$(2.24)
Diluted	$(2.24)

The unaudited pro forma financial information should not be taken as representative of our future consolidated results of operations or financial condition.

NOTE 5.  DIVESTITURES

In fiscal 2010 and 2009, we did not complete any divestitures.

In fiscal 2008, we completed the sale of certain product lines of our subsidiary, Silicon Light Machines (“SLM”), to Dainippon Screen Manufacturing Co. Ltd. in Japan for $11.0 million in cash. SLM was a part of our Emerging Technology segment. The divestiture included SLM’s micro-electro-mechanical system solutions for commercial printing and other imaging applications. We retained SLM’s laser optical navigation sensor product family.

In connection with this divestiture, we recorded a gain of $10.0 million for the year ended December 28, 2008. The following table summarizes the components of the gain:

(In thousands)
Cash proceeds	$11,000
Assets sold and liabilities assumed:
Accounts receivable and inventories	(1,700)
Other	816
Transaction costs	(150)

Gain on divestiture	$9,966

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at January 2, 2011 was $31.8 million in the Consumer and Computation Division (“CCD”) and was unchanged from the balance at January 3, 2010. CCD is the only reportable business segment with goodwill.

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

In the fourth quarter of fiscal 2010, we performed the annual assessment of the carrying value of our goodwill and no impairment charge was recorded.

Intangible Assets

The following tables present details of our total intangible assets:

As of January 2, 2011	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$100,134	$(91,490)	$8,644
Non-acquisition related intangible assets	10,548	(6,693)	3,855

Total intangible assets	$110,682	$(98,183)	$12,499

As of January 3, 2010	Gross	Accumulated Amortization	Net
	(In thousands)
Purchase technology	$100,134	$(88,766)	$11,368
Patents, tradenames, customer relationships and backlog	22,009	(21,937)	72
Other	4,297	(4,190)	107

Total acquisition-related intangible assets	126,440	(114,893)	11,547
Non-acquisition related intangible assets	8,713	(5,128)	3,585

Total intangible assets	$135,153	$(120,021)	$15,132

As of January 2, 2011, the estimated future amortization expense of intangible assets was as follows:

(In thousands)
2011	$4,440
2012	4,340
2013	3,247
2014	472

Total future amortization expense	$12,499

NOTE 7.  FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of January 2, 2011:

	Level 1	Level 2	Level 3		Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$2,399	$		$2,399
Money market funds	105,058	—		—	105,058
U.S. treasuries	50,054	—		—	50,054
Corporate notes/bonds	—	52,503		—	52,503
Federal agency	—	25,958		—	25,958
Auction rate securities	—	—		23,708	23,708
Marketable equity securities	804	—		—	804
Employee deferred compensation plan:
Cash equivalents	1,771	—		—	1,771
Money market funds	386	—		—	386
Mutual funds	20,579	—		—	20,579
Fixed income	3,045	—		—	3,045
Equity securities	4,677	—		—	4,677

Total financial assets	$186,374	$80,860		$23,708	$290,942

Financial Liabilities
Employee deferred compensation plan	$29,974	$—		$—	$29,974

Total financial liabilities	$29,974	$—		$—	$29,974

The following table presents our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of January 3, 2010:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$—	$615	$615
Money market funds	122,111	—	—	122,111
U.S. treasuries	6,070	—	—	6,070
Corporate notes/bonds	—	20,896	—	20,896
Federal agency	—	5,012	—	5,012
Auction rate securities	—	—	32,740	32,740
Marketable equity securities	5,053	—	—	5,053
Employee deferred compensation plan:
Cash and cash equivalents	1,960	—	—	1,960
Money market funds	2,227	—	—	2,227
Mutual funds	15,416	—	—	15,416
Fixed income	1,941	—	—	1,941
Equity securities	4,120	—	—	4,120
Derivative instruments:
Foreign currency forward contracts	—	8	—	8

Total financial assets	$158,898	$25,916	$33,355	$218,169

Financial Liabilities
Employee deferred compensation plan	$25,071	$—	$—	$25,071

Total financial liabilities	$25,071	$—	$—	$25,071

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

Our Level 3 financial assets primarily include investments in auction rate securities and a commercial paper investment. The valuation techniques are described as follows:

Auction Rate Securities:

As of January 2, 2011, all of our auction rate securities are classified as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years and are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are primarily backed by student loans originated under the Federal Family Education Loan Program (FFELP), which are guaranteed by the U.S. Federal Department of Education.

As of January 2, 2011, all of our auction rate securities held by us were rated as either AAA or Aaa by the major independent rating agencies and all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified our auction rate securities totaling $23.7 million as long-term investments as of January 2, 2011.

During fiscal 2010, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used at January 2, 2011 were as follows:

•	7 years to liquidity;
•	continued receipt of contractual interest which provides a premium spread for failed auctions; and
•	discount rates of 1.57%—5.32%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 90% of their stated par value as of January 2, 2011, representing a decline in value of approximately $2.6 million which was recorded in accumulated other comprehensive income (loss) as an unrealized loss.

As a result of our adoption of the amended other-than-temporary impairment guidance on debt securities in the second quarter of fiscal 2009, we reclassified the non-credit portion of the previously recognized other-than-temporary impairment losses related to our auction rate securities of $5.3 million from accumulated deficit to accumulated other comprehensive income (loss).

Commercial Paper:

As of January 3, 2010, we have classified one commercial paper investment totaling $0.6 million as a Level 3 financial asset. The investment was issued through a structured investment vehicle that was impaired as the issuer was unable to raise sufficient funding to cover maturing obligations. We determined that the security had suffered other-than-temporary impairment and recorded a $0.2 million charge in fiscal 2009. The amount of the write-down was determined by comparing the carrying value of the investment to the valuation of the underlying assets of the fund. In fiscal 2010, the investment was successfully sold through an auction process and as a result, we received $0.9 million in cash and recognized a gain of $0.3 million in “Other income (expense), net.”

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

	Auction Rate Securities	Commercial Paper	Total
	(In thousands)
Balance as of December 28, 2008	$34,890	$812	$35,702
Unrealized gain	150	—	150
Impairment loss	—	(197)	(197)
Amount settled	(2,300)	—	(2,300)

Balance as of January 3, 2010	$32,740	$615	$33,355
Unrealized gain	1,118	—	1,118
Amount settled	(10,150)	(615)	(10,765)

Balance as of January 2, 2011	$23,708	$—	$23,708

NOTE 8.  INVESTMENTS

Available-For-Sale Securities and Other Investments

The following tables summarize our available-for-sale securities and other investments:

As of January 2, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$105,058	$—	$—	$105,058

Total cash equivalents	105,058	—	—	105,058

Short-term investments:
Certificate of deposit	40,163	—	—	40,163
U.S. treasuries	50,053	2	(1)	50,054
Corporate notes/bonds	52,390	135	(22)	52,503
Federal agency	25,983	5	(30)	25,958
Commercial paper	2,400	—	—	2,400

Total short-term investments	170,989	142	(53)	171,078

Long-term investments:
Auction rate securities	26,300	—	(2,592)	23,708
Marketable equity securities	1,187	—	(383)	804

Total long-term investments	27,487	—	(2,975)	24,512

Total available-for-sale securities and other investments	$303,534	$142	$(3,028)	$300,648

As of January 3, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$122,111	$—	$—	$122,111

Total cash equivalents	122,111	—	—	122,111

Short-term investments:
Certificate of deposit	20,069	—	—	20,069
U.S. treasuries	6,013	57	—	6,070
Corporate notes/bonds	20,813	83	—	20,896
Marketable equity securities	1,053	2,983	—	4,036
Federal agency	4,988	26	(2)	5,012

Total short-term investments	52,936	3,149	(2)	56,083

Long-term investments:
Auction rate securities	36,450	—	(3,710)	32,740
Commercial paper	615	—	—	615
Marketable equity securities	1,187	—	(170)	1,017

Total long-term investments	38,252	—	(3,880)	34,372

Total available-for-sale securities and other investments	$213,299	$3,149	$(3,882)	$212,566

The following tables summarize the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

As of January 2, 2011	Less Than Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Auction rate securities	$—	$—	$23,708	$(2,592)	$23,708	$(2,592)
Federal agency	15,963	(29)	—	—	15,963	(29)
Corporate notes/bonds	16,890	(22)	—	—	16,890	(22)
Marketable equity securities	—	—	804	(383)	804	(383)

Total	$32,853	$(51)	$24,512	$(2,975)	$57,365	$(3,026)

	Less Than Twelve Months		Greater Than Twelve Months		Total
As of January 3, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Auction rate securities	$—	$—	$32,740	$(3,710)	$32,740	$(3,710)
Federal agency	2,003	(2)	—	—	2,003	(2)
Marketable equity securities	—	—	1,017	(170)	1,017	(170)

Total	$2,003	$(2)	$33,757	$(3,880)	$35,760	$(3,882)

The available-for-sale debt investments that we hold are all high investment grade. The unrealized losses on our investments are due primarily to changes in interest rates and market conditions of the underlying securities. Because we do not intend to sell and it is likely we will not be required to sell before recovering cost, which may be at maturity, except for the impairment recorded in the respective periods, we did not consider these investments to be other-than-temporarily impaired as of January 2, 2011 and January 3, 2010.

For individual marketable equity securities with unrealized losses, we evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time, we did not consider these investments to be other-than-temporarily impaired as of January 2, 2011 and January 3, 2010.

As of January 2, 2011, contractual maturities of our available-for-sale non-equity investments and certificates of deposit were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$199,675	$199,676
Maturing in one to three years	76,372	76,461
Maturing in more than three years	26,300	23,707

Total	$302,347	$299,844

Realized gains from sales of available-for-sale and non-equity investments were $0.3 million and $0.8 million for fiscal 2010 and 2009, respectively. Realized gains and losses from sales of available-for sale and non-equity investments were immaterial in fiscal 2008.

Proceeds from sales or maturities of available-for-sale investments and non-equity investments were $32.5 million, $24.4 million and $362.2 million for fiscal 2010, 2009 and 2008, respectively.

Investments in Equity Securities

The following table summarizes our equity investments:

	As of
	January 2, 2011	January 3, 2010
	(In thousands)
Short-term investments:
Marketable equity securities	$—	$4,036
Long-term investments:
Marketable equity securities	804	1,017
Non-marketable equity securities	2,000	408

Total long-term investments	2,804	1,425

Total equity investments	$2,804	$5,461

During fiscal 2010, we sold our equity investment in one publicly traded company for $4.7 million and recognized a gain of $3.6 million. We did not sell any equity investments during fiscal 2009 or 2008.

Impairment of Investments

We review our investments periodically for impairment and recognize an impairment loss when the carrying value of an investment exceeds its fair value and the decline in value is considered other-than-temporary. The following table summarizes the impairment loss recorded in the Consolidated Statements of Operations:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands, except per-share amounts)
Debt securities:
Commercial paper	$—	$197	$253
Auction rate securities	—	1,393	3,860
Corporate bonds	—	140	562
Equity securities:
Marketable equity securities	—	—	86
Non-marketable equity securities	—	819	8,594

Total impairment loss	$—	$2,549	$13,355

NOTE 9.  EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION

We currently have the following employee stock plans:

1999 Stock Option Plan (“1999 Plan”):

Under the terms of the 1999 Plan, which was a non-shareholder approved plan, stock options could have been granted to qualified employees, including those of acquired companies and consultants of the Company or its subsidiaries, but stock options could not be granted to executive officers or directors. There are currently no shares available for grant under the 1999 Plan as the plan expired in March 2009. All unissued grants became unavailable for future grant.

1994 Amended Stock Option Plan (“1994 Amended Plan”):

In fiscal 1994, we adopted, and in fiscal 2004 and 2008 amended, the 1994 Stock Option Plan, which is a shareholder-approved plan. Under the terms of the 1994 Amended Plan, stock options, restricted stock units, restricted stock awards and stock appreciation rights may be granted to qualified employees, consultants, officers and directors of Cypress or our subsidiaries. Awards become exercisable over a vesting period as determined by the Board and expire over terms not exceeding ten years from the date of grant for awards granted prior to May 2008, and eight years from the date of grant for awards granted after May 2008. As of January 2, 2011, approximately 10.1 million shares of stock options or 5.4 million shares of restricted stock units and restricted stock awards were available for grant under the 1994 Amended Plan. The 1994 Amended Plan will expire in April 2014.

Employee Stock Purchase Plan (“ESPP”):

Our ESPP allows eligible employees to purchase shares of our common stock through payroll deductions. The ESPP contains consecutive 18-month offering periods composed of three six-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each six-month exercise period. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $25,000. As of January 2, 2011, approximately 3.4 million shares were available for future issuance under the ESPP. The ESPP will expire in May 2013.

Outstanding Employee Equity Awards

In conjunction with the Spin-Off (see Note 3), the Board approved certain adjustments to our 1999 Plan and 1994 Amended Plan (together, the “Plans”). Specifically, the Board approved amendments to make proportionate adjustments to, among other things, outstanding employee equity awards, including stock options, restricted stock units and restricted stock awards under the Plans to preserve the intrinsic value of the awards before and after the Spin-Off. These changes included a proportionate adjustment in the number of shares issuable pursuant to the outstanding awards and the per-share exercise price of the options.

The Board also approved certain adjustments with respect to our ESPP to offset the decrease in our common stock price resulting from the Spin-Off. These changes included a proportionate adjustment in the offering date price per share of our common stock and maximum number of shares participants may purchase under the ESPP.

The modification of the outstanding employee equity awards and the ESPP related to the Spin-Off resulted in additional non-cash stock-based compensation. The amount was measured based upon the difference between the fair value of the awards immediately before and after the modification. Of the total additional non-cash stock-based compensation $17.1 million, $59.4 million and $61.9 million, net of forfeitures was recognized in fiscal 2010, 2009 and 2008, respectively. The remaining $8.4 million will be recognized over the remaining vesting periods on an accelerated basis, less forfeitures.

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the Consolidated Statement of Operations:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Cost of revenues	$22,714	$40,798	$27,950
Research and development	21,541	37,537	39,089
Selling, general and administrative	47,204	63,477	55,306

Total stock-based compensation expense	$91,459	$141,812	$122,345

As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Consolidated cash proceeds from the issuance of shares under the employee stock plans were $96.9 million, $101.6 million and $55.6 million for fiscal 2010, 2009 and 2008, respectively. We recognized an income tax benefit from stock option exercises of $9.1 million for fiscal 2008. No income tax benefit was realized from stock option exercises for fiscal 2010 and 2009. As of January 2, 2011 and January 2, 2010, stock-based compensation capitalized in inventories totaled $6.2 million and $5.7 million, respectively.

The following tables summarize the stock-based compensation expense by type of awards:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Stock options	$19,946	$56,386	$75,513
Restricted stock units and restricted stock awards	65,046	74,842	38,252
ESPP	6,467	10,584	8,580

Total stock-based compensation expense	$91,459	$141,812	$122,345

The following table summarizes the unrecognized stock-based compensation balance by type of awards as of January 2, 2011:

(In thousands)		Weighted-Average Amortization Period
		(In years)
Stock options	$32,369	2.05
Restricted stock units and restricted stock awards	56,956	2.86
ESPP	4,197	0.54

Total unrecognized stock-based compensation balance	$93,522	2.48

Valuation Assumptions

We estimate the fair value of our stock-based equity awards using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model were as follows:

Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Stock Option Plans:
Expected life	2.3-7.0 years	2.4-7.4 years	0.5-9.9 years
Volatility	42.2%-54.5%	50.1%-60.8%	43.5%-74.4%
Risk-free interest rate	0.5%-3.1%	0.7%-3.2%	0.7%-4.2%
Dividend yield	0.0%	0.0%	0.0%
ESPP:
Expected life	0.5-1.5 years	0.5-1.5 years	0.5-1.5 years
Volatility	44.6%-54.2%	52.6%-85.8%	43.7%-57.8%
Risk-free interest rate	0.1%-0.8%	0.2%-0.7%	1.2%-2.3%
Dividend yield	0.0%	0.0%	0.0%

Expected life: Expected life is based on historical exercise patterns, giving consideration to the contractual terms of the awards and vesting schedules. In addition, employees who display similar historical exercise behavior are grouped separately into two classes (executive officers and other employees) in determining the expected life.

Volatility: We determined that implied volatility of publicly traded call options and quotes from option traders is more reflective of market conditions and, therefore, can reasonably be a better indicator of expected volatility than historical volatility. Therefore, our volatility is based on a blend of historical volatility of our common stock and implied volatility.

Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Dividend yield: Since we did not pay and do not expect to pay dividends, the expected dividend yield is zero.

Employee Equity Award Activities

Stock Options:

The following table summarizes our stock option activities:

	Year Ended
	January 2, 2011		January 3, 2010		December 28, 2008
	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
	(In thousands, except per-share amounts)
Options outstanding, beginning of year	52,411	$4.70	70,273	$4.43	81,011	$4.08
Granted	3,036	$14.27	6,444	$6.68	8,113	$5.85
Exercised	(17,990)	$4.57	(19,433)	$4.21	(14,852)	$3.22
Forfeited or expired	(1,387)	$6.36	(4,873)	$5.35	(3,999)	$4.70

Options outstanding, end of year	36,070	$5.51	52,411	$4.70	70,273	$4.43

Options exercisable, end of year	22,924	$4.18	33,895	$4.18	42,121	$4.13

The weighted-average grant-date fair value was $5.13 per share for options granted during fiscal 2010, $2.97 per share for options granted during fiscal 2009 and $2.55 per share for options granted during fiscal 2008.

The total intrinsic value of options exercised was $157.8 million for fiscal 2010, $88.8 million for fiscal 2009 and $47.9 million for fiscal 2008.

Total fair value of options vested was $16.3 million for fiscal 2010, $25.2 million for fiscal 2009 and $27.4 million for fiscal 2008.

Information regarding stock options outstanding as of January 2, 2011 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
	(In thousands)	(In years)		(In thousands)	(In thousands)	(In years)		(In thousands)
$0.88-$2.77	3,832	3.82	$2.37	$62,107	3,457	3.40	$2.34	$56,149
$2.77-$3.53	6,668	4.52	$3.47	$100,778	6,331	4.50	$3.47	$95,673
$3.54-$4.06	4,369	3.79	$3.91	$64,106	3,744	3.49	$3.91	$54,931
$4.09-$4.76	4,136	3.69	$4.45	$58,431	3,541	3.33	$4.45	$50,041
$4.79-$5.36	3,630	4.06	$5.16	$48,732	2,891	3.31	$5.16	$38,797
$5.37-$6.17	5,974	7.28	$6.11	$74,502	1,400	6.02	$6.02	$17,582
$6.21-$8.85	3,662	7.10	$6.89	$42,612	1,231	7.01	$6.87	$14,412
$8.89-$15.24	2,431	7.17	$10.95	$18,554	292	6.96	$10.17	$2,470
$15.35-$15.35	86	7.85	$15.35	$278	1	7.85	$15.35	$2
$17.77-$17.77	1,282	7.93	$17.77	$1,034	36	7.90	$17.77	$29

	36,070	5.24	$5.51	$471,134	22,924	4.11	$4.18	$330,086

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $18.58 at the end of the fiscal 2010, which would have been received by the option holders had all option holders exercised their options as of that date and do not include substantial tax payments. The total number of in-the-money options exercisable was 22.9 million shares as of January 2, 2011.

As of January 2, 2011, stock options vested and expected to vest totaled approximately 34.2 million shares, with a weighted-average remaining contractual life of 5.13 years and a weighted-average exercise price of $5.36 per share. The aggregate intrinsic value was approximately $451.7 million.

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes our restricted stock unit and restricted stock award activities:

	Year Ended
	January 2, 2011		January 3, 2010		December 28, 2008
	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share	Shares	Weighted- Average Fair Value per Share
	(In thousands, except per-share amounts)
Non-vested, beginning of year	17,733	$5.51	28,745	$5.78	27,819	$5.43
Granted	2,228	$14.78	1,970	$7.86	8,008	$6.25
Released	(3,866)	$12.75	(7,510)	$5.07	(5,993)	$5.07
Forfeited	(1,125)	$7.14	(5,472)	$3.73	(1,089)	$4.29

Non-vested, end of year	14,970	$4.90	17,733	$5.51	28,745	$5.78

The balance as of January 2, 2011 included approximately 8.7 million performance-based restricted stock units and restricted stock awards granted under the 1994 Amended Plan. These performance-based awards (“PARS”) were issued to certain senior-level employees in fiscal 2007 and 2008 and can be earned ratably over a remaining period of one to two years, subject to the achievement of certain performance milestones set by the Compensation Committee of the Board. These performance milestones can include:

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

We estimated the fair value of the shares with the market-condition milestone using a Monte Carlo valuation model with the following weighted-average assumptions:

	February 2010	August 2009	February 2009
Volatility of common stock	39.8%	43.5%	69.6%
Volatility of the SOXX	30.3%	40.4%	57.4%
Correlation coefficient	0.77	0.71	0.69
Risk-free interest rate	0.3%	0.2%	0.3%

The fair value of the shares with the performance-related milestones was equivalent to the grant-date fair value of our common stock. In addition, we granted other performance-based and service-based restricted stock units whose fair value is typically equivalent to the grant-date fair value of our common stock.

ESPP:

During fiscal 2010, 2009 and 2008, we issued 2.6 million, 5.2 million and 0.4 million shares under our ESPP with weighted-average prices of $5.59, $12.79 and $19.93 per share and grant-date fair value of $2.40, $3.84 and $9.34 per share, respectively.

NOTE 10.  BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	January 2, 2011	January 3, 2010
	(In thousands)
Accounts receivable, gross	$121,876	$91,468
Allowances for doubtful accounts receivable and sales returns	(4,150)	(4,509)

Total accounts receivable, net	$117,726	$86,959

Inventories

	As of
	January 2, 2011	January 3, 2010
	(In thousands)
Raw materials	$7,350	$11,551
Work-in-process	72,072	56,947
Finished goods	22,341	22,700

Total inventories	$101,763	$91,198

Other Current Assets

	As of
	January 2, 2011	January 3, 2010
	(In thousands)
Prepaid expenses	$24,004	$22,725
Receivable from SunPower	480	2,255
Assets held for sale (see Note 11)	6,913	7,690
Other current assets	10,511	8,236

Total other current assets	$41,908	$40,906

Property, Plant and Equipment, Net

	As of
	January 2, 2011	January 3, 2010
	(In thousands)
Land	$26,610	$29,048
Equipment	965,236	946,817
Buildings, building and leasehold improvements	204,376	204,107
Furniture and fixtures	10,662	10,820

Total property, plant and equipment, gross	1,206,884	1,190,792
Less: accumulated depreciation and amortization	(946,762)	(918,172)

Total property, plant and equipment, net	$260,122	$272,620

Other Long-term Assets

	As of
	January 2, 2011	January 3, 2010
	(In thousands)
Employee deferred compensation plan (see Note 17)	$30,458	$25,664
Investments:
Debt securities (see Note 7)	23,708	33,356
Equity securities (see Note 7)	2,804	1,425
Other assets	15,716	13,770

Total other assets	$72,686	$74,215

Other Current Liabilities

	As of
	January 2, 2011	January 3, 2010
	(In thousands)
Employee deferred compensation plan (see Note 17)	$29,974	$25,071
Restructuring accrual	3,559	3,740
Other current liabilities	32,259	27,812

Total other current liabilities	$65,792	$56,623

NOTE 11.  RESTRUCTURING

We recorded restructuring charges of $3.0 million, $15.2 million and $21.6 million during fiscal 2010, 2009 and 2008, respectively. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

The following table summarizes the restructuring charges recorded in the Consolidated Statements of Operations:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Fiscal 2010 Restructuring Plan	$2,243	$—	$—
Fiscal 2008/9 Restructuring Plan	995	15,028	11,783
Fiscal 2007 Restructuring Plan	(263)	214	9,860

Total restructuring charges	$2,975	$15,242	$21,643

Fiscal 2010 Restructuring Plan

During the third quarter of fiscal 2010, we implemented a restructuring plan to exit certain of our back-end manufacturing operations located in the Philippines (“Fiscal 2010 Restructuring Plan”). These actions were intended to reduce the cost of our back-end manufacturing by selling our labor intensive assembly operations to a lower cost third-party subcontractor in China and by the continued shifting of these operations to our fully automated back-end processes.

To date, we recorded total restructuring charges of $2.2 million under the Fiscal 2010 Restructuring Plan, which was all related to personnel costs. As of January 2, 2011, our restructuring provision of $2.2 million was related to severance and benefits of our employees. We expect to eliminate approximately 300 manufacturing employees and 200 contractors or approximately 34% of our Philippines plant workforce by the end of fiscal 2011.

Fiscal 2008/9 Restructuring Plan

In fiscal 2008, we initiated a restructuring plan as part of a companywide cost saving initiative, which continued into 2010, that was aimed to reduce operating costs in response to the economic downturn (“Fiscal 2008/9 Restructuring Plan”). To date, we recorded a total of $27.8 million under the Fiscal 2008/9 Restructuring Plan, of which $24.2 million was related to personnel costs and $3.6 million was related to other exit costs.

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Initial provision	$11,611
Non-cash	(162)
Cash payments	(4,075)

Balance as of December 28, 2008	7,374
Provision	11,516
Non-cash	(1,352)
Cash payments	(14,271)

Balance as of January 3, 2010	3,267
Provision	1,104
Non-cash	(698)
Cash payments	(2,567)

Balance as of January 2, 2011	$1,106

We eliminated approximately 835 positions. In the fourth quarter of 2010, we completed the majority of the remaining employee terminations. The following table summarizes certain information related to the positions:

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

To date, we recorded total restructuring charges of $10.4 million related to the Fiscal 2007 Restructuring Plan. Of the total restructuring charges, $8.0 million was related primarily to personnel costs and $2.4 million was related to property, plant and equipment and other exit costs. In the second quarter of fiscal 2010, we recorded a $2.4 million gain on the sale of certain equipment in our Texas facility.

We completed the termination of the remaining employees in the first quarter of fiscal 2009. All balances related to benefits were paid by the third quarter of fiscal 2009.

Assets Held for Sale:

The Texas facility ceased operations in the fourth quarter of fiscal 2008. As management has committed to a plan to sell the assets associated with the facility, we have classified the assets as held for sale and recorded the assets at the lower of their carrying amount or estimated fair value less cost to sell. Fair value was determined by an analysis of market prices for similar assets. In fiscal 2008, we recorded a write-down of $1.9 million related to the assets and $1.2 million of related disposal and other facility costs. In fiscal 2010, we recorded a $1.5 million write-down related to the assets.

The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Consolidated Balance Sheet was $6.9 million and $7.7 million as of January 2, 2011 and January 3, 2010, respectively.

We had expected to complete the disposal of the restructured assets by the fourth quarter of fiscal 2009; however, due to the downturn and uncertainty in the commercial real estate market, we were unable to secure a buyer for the Texas facility. In response, we have revised the asking price for the property and expect to sell the facility within the next twelve months.

NOTE 12.  FOREIGN CURRENCY DERIVATIVES

We operate and sell products in various global markets and purchase capital equipment using the U.S. dollar and foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. We may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of our subsidiaries and forecasted revenues and expenses. We do not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of January 2, 2011.

As of January 2, 2011 and January 3, 2010, our hedge instruments consisted primarily of foreign currency forward contracts. We estimate the fair value of our forward contracts based on spot and forward rates from published sources.

We record hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Other income (expense), net” in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of January 2, 2011 and January 3, 2010, we had outstanding forward contracts with an aggregate notional value of $0.4 million and $1.0 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

NOTE 13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) were as follows:

	As of
	January 2, 2011	January 3, 2010
	(In thousands)
Accumulated net unrealized gains on available-for-sale investments	$(2,698)	$(838)
Accumulated net unrealized gains on derivatives	—	115
Other	(505)	—

Total accumulated other comprehensive income (loss)	$(3,203)	$(723)

NOTE 14.  OTHER INCOME (EXPENSE), NET

The following table summarizes the components of other income (expense), net, recorded in the Consolidated Statements of Operations:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Amortization of debt issuance costs	$—	$(114)	$(3,051)
Write-off of debt issuance costs (see Note 15)	—	—	(4,800)
Gain on investments (see Note 7)	3,906	822	—
Gain on debt extinguishment	—	—	2,193
Impairment of investments (see Note 8)	—	(2,549)	(13,355)
Changes in fair value of investments under the deferred compensation plan (see Note 17)	2,653	5,150	(10,643)
Foreign currency exchange gain (loss), net	(2,452)	(22)	2,925
Other	565	487	(335)

Total other income (expense), net	$4,672	$3,774	$(27,066)

NOTE 15.  DEBT AND EQUITY TRANSACTIONS

1.00% Convertible Senior Notes (“1.00% Notes”)

1.00% Notes:

In fiscal 2007, we issued $600.0 million in principal amount of the 1.00% Notes with interest payable semiannually in arrears in cash on March 15 and September 15 of each year, beginning on September 15, 2007. The 1.00% Notes were to mature on September 15, 2009. In connection with the offering of the 1.00% Notes, we incurred approximately $12.9 million of debt issuance costs.

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

Stock Repurchase Program

In fiscal 2008, our Board approved up to a total of $600.0 million that may be used for stock purchases under the stock repurchase program. During fiscal 2008, we used $375.6 million in cash to repurchase a total of approximately 37.1 million shares at an average share price of $10.13. During fiscal 2009, we used $46.3 million to repurchase approximately 5.8 million shares at an average share price of $8.00. In light of certain tax constraints placed on us in connection with the Spin-off, we had no intentions of repurchasing additional stock under this program. Accordingly, on October 28, 2009, the Audit Committee of the Board voted to rescind the remaining $178.1 million available under the program for additional repurchases.

On October 21, 2010, our Board authorized a $600.0 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at our discretion.

During the fourth quarter of fiscal 2010, we used $25.9 million in cash to repurchase a total of approximately 1.5 million shares at an average share price of $17.15. As of January 2, 2011, the remaining balance available for future purchases was $574.1 million under the stock repurchase program.

In January 2011, we used $25.9 million in cash to repurchase a total of approximately 1.4 million shares at an average price of $18.55. In February 2011, we used $11.8 million in cash to repurchase 0.6 million shares at an average price of $20.87.

Yield Enhancement Program

On October 28, 2009, the Audit Committee approved a yield enhancement strategy intended to improve the yield on our available cash. As part of this program, the Audit Committee authorized us to enter into short-term yield enhanced structured agreements, typically with maturities of 90 days or less, correlated to our stock price. Under the agreements we entered into to date, we pay a fixed sum of cash upon execution of an agreement in exchange for the financial institution’s obligations to pay either a pre-determined amount of cash or shares of our common stock depending on the closing market price of our common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our cash investment returned plus a yield substantially above the yield currently available for short-term cash investments. If the closing market price is at or below the pre-determined price, we will receive the number of shares specified at the agreement’s inception. As the outcome of these arrangements is based entirely on our stock price and does not require us to deliver either shares or cash, other than the original investment, the entire transaction is recorded in equity.

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

The following table summarizes the activity of our settled yield enhanced structured agreements:

Periods	Aggregate Price Paid	Total Proceeds Received Upon Maturity	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
	(In thousands, except per-share amounts)
Fiscal 2009	$68,017	$69,065	—	$—
Fiscal 2010	207,882	217,489	10,000	11.49

Total	$275,899	$286,554	10,000	$11.49

In December 2010, we entered into a short-term yield enhanced structured agreement with a maturity of less than 45 days at an aggregate price of approximately $44.0 million. The agreement remained unsettled at January 2, 2011. On January 19, 2011, we settled this agreement and received approximately $47.0 million in cash.

On February 9, 2011 we entered into a short-term yield enhanced structured agreement with a maturity of less than 45 days at an aggregate price of approximately $52.5 million.

Line of Credit

In March 2010, we extended our line of credit with Silicon Valley Bank to March 2011 with a total available amount of $25.0 million. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate (3.25% as of January 2, 2011 and 3.25% as of January 3, 2010) or LIBOR plus 2.0% (2.30% as of January 2, 2011 and 1.75% as of January 3, 2010). The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on our capital stock, and transfers of assets and financial covenants with respect to an adjusted quick ratio and tangible net worth. As of January 2, 2011, we were in compliance with all of the financial covenants under the line of credit. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures. To date, there have been no borrowings under the line of credit.

As of January 2, 2011, in conjunction with certain guarantees, we issued irrevocable standby letters of credit in the aggregate amount of $2.6 million to secure payments under an equipment lease. See “Lease Guarantees” under Note 19 for further discussion.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands, except per-share amounts)
Net Income (Loss) per Share—Basic:
Income (loss) from continuing operations	$75,742	$(150,424)	$(319,262)
Income from discontinued operations attributable to Cypress	—	—	34,386
Income from discontinued operations—noncontrolling interest, net of taxes	—	—	34,154
Noncontrolling interest, net of taxes	(866)	(946)	(311)

Net income (loss)	74,876	(151,370)	(251,033)
Less: net (income) loss attributable to noncontrolling interest	866	946	(33,843)

Net income (loss) attributable to Cypress for basic computation	$75,742	$(150,424)	$(284,876)

Weighted-average common shares for basic computation	161,114	145,611	150,447

Net income (loss) per share—basic:
Continuing operations attributable to Cypress	$0.47	$(1.03)	$(2.12)
Discontinued operations attributable to Cypress	—	—	0.23

Net income (loss) per share—basic	$0.47	$(1.03)	$(1.89)

Net Income (Loss) per Share—Diluted:
Income (loss) from continuing operations	$75,742	$(150,424)	$(319,262)
Income from discontinued operations attributable to Cypress	—	—	34,386
Income from discontinued operations—noncontrolling interest, net of taxes	—	—	34,154
Noncontrolling interest, net of income taxes	(866)	(946)	(311)

Net income (loss)	74,876	(151,370)	(251,033)
Less: net (income) loss attributable to noncontrolling interest	866	946	(33,843)

Net income (loss) attributable to Cypress for diluted computation	$75,742	$(150,424)	$(284,876)

Weighted-average common shares for basic computation	161,114	145,611	150,447
Effect of dilutive securities:
Stock options, restricted stock units, restricted stock awards and other	30,263	—	—

Weighted-average common shares for diluted computation	191,377	145,611	150,447

Net income (loss) per share—diluted:
Continuing operations attributable to Cypress	$0.40	$(1.03)	$(2.12)
Discontinued operations attributable to Cypress	—	—	0.23

Net income (loss) per share—diluted	$0.40	$(1.03)	$(1.89)

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

Anti-Dilutive Securities:

The following securities were excluded from the computation of diluted net income (loss) per share as their impact was anti-dilutive:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Stock options, restricted stock units and restricted stock awards	1,421	83,689	103,250
1.00% Notes	—	841	77,852
Warrants	—	948	77,852

NOTE 17.  EMPLOYEE BENEFIT PLANS

Key Employee Bonus Plan

We have a key employee bonus plan, which provides for incentive payments to certain key employees including all executive officers except the Chief Executive Officer. Payments under the plan are determined based upon certain performance measures, including our actual earnings per share compared to the annual operating plan as well as achievement of strategic, operational and financial goals established for each key employee. We recorded total charges of $12.8 million under the plan in fiscal 2010, $7.3 million in fiscal 2009 and $6.2 million in fiscal 2008.

Performance Profit Sharing Plan

We have a performance profit sharing plan, which provides incentive payments to all our employees. Payments under the plan are determined based upon our earnings per share and the employees’ percentage of success in achieving certain performance goals. We recorded total charges of $5.0 million under the plan in fiscal 2010, $4.9 million in fiscal 2009 and $5.2 million in fiscal 2008.

Performance Bonus Plan

In fiscal 2008, we established the performance bonus plan, which provides for incentive payments to executive officers and key employees who are recommended by our senior management and approved solely at the discretion of the Committee of the Board. Payments under the plan are determined based upon the attainment and certification of certain objective performance criteria established by the Committee. The sole participant in the performance bonus plan for fiscal 2010, 2009 and 2008 was our Chief Executive Officer. Under the plan, we recorded total charges of $1.1 million, $0.5 million and $0.6 million in fiscal 2010, 2009 and 2008, respectively.

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

Under the deferred compensation plan the assets are recorded at fair value in each reporting period with the offset being recorded in “Other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of January 2, 2011 and January 3, 2010, the fair value of the assets was $30.5 million and $25.7 million, respectively, and the fair value of the liabilities was $30.0 million and $25.1 million, respectively.

All expense and income recorded under the deferred compensation plan were included in the following line items in the Consolidated Statements of Operations:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Changes in fair value of assets recorded in:
Other income (expense), net	$2,653	$5,150	$(10,643)
Changes in fair value of liabilities recorded in:
Cost of revenues	(370)	(516)	2,129
Research and development expenses	(959)	(1,454)	3,560
Selling, general and administrative expenses	(1,726)	(3,168)	5,437

Total income (expense), net	$(402)	$12	$483

401(k) Plan

We sponsor a 401(k) plan which provides participating employees with an opportunity to accumulate funds for retirement. We do not make contributions to the 401(k) plan.

Pension Plans

We sponsor defined benefit pension plans covering employees in certain of our international locations. We do not have pension plans for our United States-based employees. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of each country’s plan. The funding policy is consistent with the local requirements of each country.

As of January 2, 2011 and January 3, 2010, projected benefit obligations totaled $8.7 million and $4.7 million, respectively, and the fair value of plan assets was $4.2 million and $2.6 million, respectively.

NOTE 18.  INCOME TAXES

The geographic distribution of income (loss) from continuing operations before income taxes and the components of income tax benefit (provision) are summarized below:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
United States income (loss)	$(86,630)	$(182,858)	$(295,359)
Foreign income (loss)	180,796	38,288	(15,974)

Income (loss) from continuing operations before income taxes	94,166	(144,570)	(311,333)

Income tax benefit (provision):
Current tax benefit (expense):
Federal	(6,621)	(1,986)	(5,775)
State	30	(250)	(587)
Foreign	(5,245)	(3,618)	(2,564)

Total current tax expense	(11,836)	(5,854)	(8,926)

Deferred tax benefit:
Foreign	(7,454)	—	997

Total deferred tax benefit (expense)	(7,454)	—	997

Income tax benefit (provision)	$(19,290)	$(5,854)	$(7,929)

Income tax benefit (provision) differs from the amounts obtained by applying the statutory United States federal income tax rate to income (loss) before taxes as shown below:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Benefit (provision) at U.S. statutory rate of 35%	$(32,958)	$50,930	$108,967
Foreign income at other than U.S. rates	43,408	5,967	(27,617)
Future benefits not recognized	(30,167)	(61,474)	6,970
Non-deductible executive compensation	—	(1,181)	—
SunPower tax sharing agreement	—	(1,154)	—
State income taxes, net of federal benefit	30	(250)	(587)
Refundable tax credits	437	676	1,248
Alternative minimum tax	—	—	(23,677)
Recognition of prior-year benefits	—	—	85,820
Convertible bond interest	—	—	6,857
Non-deductible goodwill and bond tender losses	—	—	(185,071)
Reversal of previously accrued taxes	1,050	506	19,612
Other, net	(1,090)	126	(451)

Income tax benefit (provision)	$(19,290)	$(5,854)	$(7,929)

The components of deferred tax assets and liabilities were as follows:

	As of
	January 2, 2011	January 3, 2010
	(In thousands)
Deferred tax assets:
Credits and net operating loss carryovers	$207,503	$140,812
Excess of book over tax depreciation	25,192	15,206
Reserves and accruals	73,494	79,242
Deferred income	18,413	9,108

Total deferred tax assets	324,602	244,368
Less valuation allowance	(320,844)	(239,946)

Deferred tax assets, net	3,758	4,422

Deferred tax liabilities:
Intangible assets arising from acquisitions	(3,071)	(4,422)

Total deferred tax liabilities	(3,071)	(4,422)

Net deferred tax assets	$687	$—

As of January 2, 2011, of the total deferred tax assets of $324.6 million, a valuation allowance of $320.8 million has been recorded for the portion which is not more likely than not to be realized. This is based on a jurisdictional assessment. As of January 3, 2010, deferred tax assets of $239.9 million were fully reserved due to uncertainty of realization in accordance with the accounting guidance, under which current and long-term net deferred taxes have been netted to the extent they are in the same tax jurisdiction.

At January 2, 2011, we had U.S. federal net operating loss carryovers of approximately $581.5 million, which, if not utilized, will expire from 2013 through 2030. Of the $581.5 million, $20.6 million is subject to Section 382 limitation. When recognized, $400.5 million of the tax benefit will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. We had state net operating loss carryovers of approximately $181.8 million which, if not utilized, will expire from 2011 through 2020. A portion of these net operating loss carryovers relate to recent acquisitions and are subject to certain limitations. We had U.S. federal tax credit carryforwards of approximately $110.5 million, which, if not utilized, will expire from 2018 through 2030, and state tax credit carryforwards of approximately $75.5 million, which currently do not have any expiration date. In addition, utilization of the net operating losses and tax credit carryovers may be limited if certain ownership changes occur subsequent to January 2, 2011.

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

United States income taxes and foreign withholding taxes have not been provided on a cumulative total of $335.8 million and $184.2 million of undistributed earnings for certain non-United States subsidiaries as of January 2, 2011 and January 3, 2010, respectively, because such earnings are intended to be indefinitely reinvested in the operations and potential acquisitions of our international operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Our global operations involve manufacturing, research and development, and selling activities. Our operations outside the U.S. are in certain countries that impose a statutory tax rate both higher and lower than the U.S. We are subject to tax holidays in the Philippines and India where we manufacture and design certain of our products. These tax holidays are scheduled to expire at varying times within the next one and four years. Our tax benefit of these tax holidays for the year ended January 2, 2011 was $1.4 million which had an insignificant impact on earnings per share. Overall, we expect our foreign earnings to be taxed at rates lower than the statutory tax rate in the U.S.

Unrecognized Tax Benefits

The following table is a reconciliation of unrecognized tax benefits:

(In thousands)
Unrecognized tax benefits, as of December 30, 2007	$46,807
Decrease based on tax positions related to fiscal 2008	(14,251)
Decrease related to settlements with taxing authorities	(10,511)

Unrecognized tax benefits, as of December 28, 2008	22,045
Increase based on tax positions related to current year	17,775
Decrease related to settlements with taxing authorities	(506)

Unrecognized tax benefits, as of January 3, 2010	39,314
Increase based on tax positions related to current year	5,311
Increase based on tax positions related to prior years	3,059
Decrease related to lapsing of statutes of limitations	(861)

Unrecognized tax benefits, as of January 2, 2011	$46,823

As of January 2, 2011, January 3, 2010 and December 28, 2008, the amounts of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $43.6 million, $37.2 million and $20.4 million, respectively.

Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and
•	expiration of statue of limitations on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We believe it is possible that we may recognize approximately $21 to $23 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Classification of Interest and Penalties

Our policy is to classify interest expense and penalties, if any, as components of income tax provision in the Consolidated Statements of Operations. As of January 2, 2011, January 3, 2010 and December 28, 2008, the amount of accrued interest and penalties totaled $10.1 million, $6.4 million and $4.4 million, respectively. We recorded interest and penalties of approximately $3.7 million and $2.1 million during fiscal 2010 and 2009, respectively. We recorded interest income of $0.2 million in fiscal 2008.

Examinations by Tax Authorities

The following table summarizes our major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of January 2, 2011:

Tax Jurisdictions	Tax Years
United States	2006 and onward
Philippines	2008 and onward
India	2005 and onward
California	2006 and onward

The IRS is currently conducting audits of our federal income tax returns for fiscal 2008, 2007 and 2006. As of January 2, 2011, no material adjustments to the tax liabilities have been proposed by the IRS. However, the IRS has not completed their examination and there can be no assurance that there will be no material adjustments upon completion of their review. In addition, non-U.S. tax authorities have completed their examination of our subsidiary in India for fiscal years 2007, 2006 and 2005. As of January 2, 2011, the proposed adjustments have been appealed. We believe the ultimate outcome of this appeal will not result in a material adjustment to the tax liability.

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

Pursuant to a master lease agreement, Grace has leased certain semiconductor manufacturing equipment from a financing company. In conjunction with the master lease agreement, we have entered into a series of guarantees with the financing company for the benefit of Grace. As of January 2, 2011, we updated our assessment of the likelihood that we would have to settle the outstanding lease payments under the guarantees and we determined that it was not probable. As a result, we have not recorded any liability relating to outstanding lease payments under the guarantees.

Pursuant to the guarantees, we issued irrevocable letters of credit to secure the rental payments under the guarantees in the event a demand is made by the financing company on us. The amount available under the letters of credit will decline according to schedules mutually agreed upon by us and the financing company. If we default, the financing company will be entitled to draw on the letters of credit. In connection with the guarantees, we were granted options to purchase 40.3 million ordinary shares of Grace. As of January 2, 2011, we determined that the fair value of the guarantees and the options was not material to our condensed consolidated financial statements.

As of January 2, 2011, under the guarantees, Grace had no outstanding rental payments and the outstanding irrevocable letters of credit totaled $2.6 million. During the fourth quarter of fiscal 2010, we advanced $2.5 million in pre-payments to Grace to secure a certain supply of wafers. In February 2011, we advanced an additional $1.0 million in pre-payments. These payments will be applied against future purchases of inventory from Grace over the next two years.

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

The following table presents our warranty reserve activities:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Beginning balance	$3,151	$3,341	$3,074
Settlements made	(5,345)	(9,015)	(7,759)
Provisions	5,541	8,825	8,026

Ending balance	$3,347	$3,151	$3,341

Operating Lease Commitments

We lease certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2018. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values.

As of January 2, 2011, future minimum lease payments under non-cancelable operating leases were as follows:

(In thousands)
2011	$8,094
2012	6,593
2013	4,600
2014	3,627
2015	956
2016 and Thereafter	629

Total	$24,499

Rental expenses totaled approximately $7.2 million, $6.6 million and $8.2 million in fiscal 2010, 2009 and 2008, respectively.

Litigation and Asserted Claims

In October 2006, we received a subpoena related to the Antitrust Division of the Department of Justice (“DOJ”)’s investigation into the SRAM market. In December 2008, the DOJ closed its two year investigation without any charge or allegation brought against us. As a result of the DOJ’s investigation, in October 2006, we, along with a majority of the other SRAM manufacturers, were named in numerous consumer class action suits that are now consolidated in the U.S. District Court for the Northern District of California. The direct and indirect purchaser classes were certified. We aggressively defended ourselves in this matter, and as a result, we were able to reach favorable resolutions with both the direct and indirect purchaser classes for a total settlement of $7.3 million, of which $6.3 million was recorded as an offset to revenue. We are also named in purported consumer antitrust class action suits in three provinces of Canada; however, those cases have not been materially active over the last two years.

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

On January 21, 2011, Avago Technologies filed a patent infringement case against us in the U.S. District Court in Delaware. The three patents at issue cover Avago’s touch technology, including finger navigation. Avago has made no specific demand for relief in this matter. We believe we have meritorious defenses to the allegations set forth in the complaint and will vigorously defend ourselves in this matter.

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

NOTE 20.  SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

We design, develop, manufacture and market a broad range of programmable system solutions for various markets including consumer, computation, data communications, automotive and industrial. We evaluate our reportable business segments in accordance with the accounting guidance. We operate in the following four reportable business segments:

Reportable Segments	Description
Consumer and Computation Division	A product division focusing on PSoC, touch-sensing and touchscreen solutions, USB and timing solutions.

Data Communications Division	A product division focusing on data communication devices for wireless handset and professional video systems.

Memory and Imaging Division	A product division focusing on static random access memories, nonvolatile memories and image sensor products.

Emerging Technologies and Other	Includes Cypress Envirosystems and AgigA Tech, Inc., both majority-owned subsidiaries of Cypress, the Optical Navigation Systems (“ONS”) business unit, China business unit, foundry-related services, development stage activities and certain corporate expenses.

The following tables set forth certain information relating to the reportable business segments:

Revenues:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Consumer and Computation Division	$343,226	$274,861	$315,718
Data Communications Division	110,647	96,568	129,930
Memory and Imaging Division	405,844	288,246	312,410
Emerging Technologies and Other	17,815	8,111	7,658

Total revenues	$877,532	$667,786	$765,716

Income (Loss) from Continuing Operations before Income Taxes:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Consumer and Computation Division	$43,195	$(674)	$(2,471)
Data Communications Division	38,687	13,314	27,248
Memory and Imaging Division	139,036	31,872	30,857
Emerging Technologies and Other	(25,907)	(24,863)	(21,284)
Unallocated items:
Stock-based compensation expense	(91,459)	(141,812)	(122,345)
Amortization of intangibles and other acquisition-related costs	(3,028)	(3,804)	(9,199)
Restructuring charges	(2,975)	(15,242)	(21,643)
Impairment of assets	(4,927)	—	—
Gain on divestitures	—	—	9,966
Write off of debt issuance costs	—	—	(4,800)
Gain on sale of SunPower common stock	—	—	192,048
Gain on debt redemption	—	—	2,193
Impairment of goodwill	—	—	(351,257)
Interest and non-cash expense for convertible debt	—	(1,090)	(25,213)
Impairment of investments	—	(2,549)	(13,355)
Other	2,410	278	(2,078)

Income (loss) from continuing operations before income taxes	$95,032	$(144,570)	$(311,333)

Depreciation:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
Consumer and Computation Division	$18,428	$20,912	$27,408
Data Communications Division	6,140	7,309	11,186
Memory and Imaging Division	22,228	21,875	27,080
Emerging Technologies and Other	1,063	599	741

Total depreciation	$47,859	$50,695	$66,415

Geographical Information

The following table presents our total revenues by geographical locations:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
	(In thousands)
United States	$142,239	$113,009	$163,542
Europe	134,117	79,864	114,922
Asia:
China	197,337	162,664	188,658
Hong Kong	77,820	66,367	42,812
Taiwan	70,259	63,900	49,824
Rest of world	255,760	181,982	205,958

Total revenues	$877,532	$667,786	$765,716

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	January 2, 2011	January 3, 2010
	(In thousands)
United States	$185,149	$207,529
Philippines	62,830	57,302
Other	12,143	7,789

Total property, plant and equipment, net	$260,122	$272,620

Customer Information

One global distributor, Avnet, Inc., accounted for 17% of consolidated accounts receivable as of January 2, 2011. One global distributor, Avnet, Inc., accounted for 16% and one contract manufacturer of an OEM, Flextronics, accounted for 11% of consolidated accounts receivable as of January 3, 2010. One global distributor, Avnet, Inc., accounted for 13% of consolidated accounts receivable as of December 28, 2008.

Two global distributors, Avnet, Inc. and Arrow Electronics, Inc., accounted for 15% and 10%, respectively, of our total revenues for fiscal 2010. One global distributor, Avnet, Inc., accounted for 14% of our total revenues for fiscal 2009. Two global distributors, Avnet, Inc. and Arrow Electronics, Inc., accounted for 13% and 11%, respectively, of our total revenues for fiscal 2008. There was no single end customer in fiscal 2010, 2009 or 2008 that accounted for more than 10% of total revenue.

NOTE 21.  SUBSEQUENT EVENTS

On January 27, 2011, we signed a definitive agreement for ON Semiconductor Corporation to acquire our Image Sensor business in an all cash transaction for approximately $31.4 million. The transaction is expected to close by the end of the first quarter of fiscal 2011, subject to customary closing conditions. Dan McCranie, a member of the board of directors of Cypress, is the chairman of the board of directors at ON Semiconductor Corporation.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cypress Semiconductor Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries (the “Company”) at January 2, 2011 and January 3, 2010 and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 25, 2011

UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended
	January 2, 2011	October 3, 2010	July 4, 2010	April 4, 2010
	(In thousands, except per-share amounts)
Revenues	$220,314	$231,923	$223,024	$202,271
Gross margin	$123,058	$134,682	$124,946	$106,487

Net income	$8,678	$34,228	$19,459	$12,511
Less: net loss attributable to noncontrolling interest	375	145	183	163

Net income attributable to Cypress	$9,053	$34,373	$19,642	$12,674

Net income per share–basic	$0.05	$0.22	$0.12	$0.08

Net income per share–diluted	$0.05	$0.18	$0.10	$0.07

	Three Months Ended
	January 3, 2010	September 27, 2009	June 28, 2009	March 29, 2009
	(In thousands, except per-share amounts)
Revenues	$193,974	$178,719	$155,784	$139,309
Gross margin	$94,920	$84,535	$57,112	$34,015

Income (loss) from continuing operations	$2,852	$(19,656)	$(45,285)	$(88,335)
Income from discontinued operations and noncontrolling interest, net of taxes	(383)	(178)	(178)	(207)

Net income (loss)	2,469	(19,834)	(45,463)	(88,542)
Less: net loss attributable to noncontrolling interest	383	178	178	207

Net income (loss) attributable to Cypress	$2,852	$(19,656)	$(45,285)	$(88,335)

Net income (loss) per share–basic	$0.02	$(0.13)	$(0.32)	$(0.66)

Net income (loss) per share–diluted	$0.02	$(0.13)	$(0.32)	$(0.66)

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

We assessed the effectiveness of our internal control over financial reporting as of January 2, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of January 2, 2011.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 107 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In the fourth quarter of fiscal 2010, we implemented certain information technology projects such as Trade management and migrated our primary general ledger software applications to an outside vendor. We determined that these changes in our internal controls over financial reporting did not materially affect, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item concerning recommendations of director nominees by security holders is incorporated by reference from the information set forth in the section titled “Board Structure and Compensation” in our Proxy Statement. There have been no changes to the procedures by which security holders may recommend nominees to our Board of Directors in fiscal 2010.

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

Quarterly Executive Incentive Payments

On February 24, 2011, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the fourth quarter and annual portion of fiscal 2010 performance incentive plans. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our non-GAAP profit-before-taxes percentage as well as individual strategic, operational and financial goals established for each executive. The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement filed with the Securities and Exchange Commission on March 31, 2010) under the KEBP and the PBP in the fourth quarter of fiscal 2010:

Named Executive Officers	KEBP	PBP
T.J. Rodgers, President and Chief Executive Officer	—	$339,779
Christopher Seams, Executive Vice President, Sales, Marketing and Operations	$98,155	—
Brad W. Buss, Executive Vice President, Finance & Administration and Chief Financial Officer	$110,646	—
Paul Keswick, Executive Vice President, New Product Development	$104,461	—
Norman Taffe, Executive Vice President, Consumer and Computation Division	$76,139	—

Additionally, the Compensation Committee authorized quarterly and annual incentive payments under the KEBP, totaling $462,485, to six other senior executive officers who are not Named Executives.

Release of 2010 PARS

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

On February 24, 2011, the Committee approved the performance milestone achievements for fiscal 2010. In connection with the Committee’s determination of the achievement of fiscal 2010 PARS performance milestones, the following shares, prior to tax payments, were released to our Named Executive Officers:

Named Executive Officer	Target	Earned
T.J. Rodgers, President and Chief Executive Officer	659,235	654,983
Brad W. Buss, Executive Vice President, Finance and Administration and Chief Financial Officer	412,022	409,364
Christopher Seams, Executive Vice President, Sales and Marketing	329,618	327,492
Paul Keswick, Executive Vice President, New Product Development	329,618	327,492
Norman P. Taffe, Executive Vice President, Consumer and Computation Division	283,265	281,438

Setting of Performance Milestones of 2011 PARS

On February 24, 2011, the Committee of the Board established the milestones for the outstanding performance-based awards for fiscal 2011. These performance based milestones include the achievement of certain performance results of our common stock appreciation target against the SOXX, certain levels of annual non-GAAP profit-before-taxes percentage, certain annual revenue growth and certain annual revenue growth in the PSoC® family. These awards are earned upon the Committee’s certification that the specified market and/or performance milestones have been achieved. If the milestones are not achieved, the shares are forfeited and cannot be earned in future periods. The fair value of the market-condition milestone will be determined using a Monte Carlo valuation. The fair value of the shares with performance-related milestones will be the grant-date fair value of our common stock.

The following table sets forth our Named Executive Officers’ target shares for the performance period subject to performance:

Named Executive Officer	Minimum	Target
T.J. Rodgers, President and Chief Executive Officer	0	659,235
Brad W. Buss, Executive Vice President, Finance and Administration and Chief Financial Officer	0	412,022
Christopher Seams, Executive Vice President, Sales and Marketing	0	329,618
Paul Keswick, Executive Vice President, New Product Development	0	329,618
Norman P. Taffe, Executive Vice President, Consumer and Computation Division	0	283,265

The target number of shares is the maximum that may be earned for the performance period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements:

2. Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	117

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8.

3. Exhibits:

Exhibit Number	Exhibit Description	Incorporated by References
		Form	Filing Date/ Period End Date	Filed Herewith
2.1	Agreement and Plan of Reorganization dated as of January 16, 2001 by and among Cypress Semiconductor Corporation, Clock Acquisition Corporation, International Microcircuits, Inc. and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Kurt R. Jaggers, as Securityholder Agent.	10-Q	4/1/2001
2.2	Agreement and Plan of Reorganization dated as of January 26, 2001 by and among Cypress Semiconductor Corporation, Hilo Acquisition Corporation, HiB and Semiconductors, Inc., certain shareholder parties thereto, and U.S. Bank Trust, National Association, as Escrow Agent.	10-Q	4/1/2001
2.3	Stock Purchase Agreement dated as of May 29, 2001 by and among Cypress Semiconductor Corporation, ScanLogic Holding Company, ScanLogic Corporation, certain shareholder parties thereto, and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Israel Zilberman, as Securityholder Agent.	10-Q	7/1/2001
2.4	Agreement and Plan of Reorganization dated as of June 2, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust National Association, as Escrow Agent (with respect to Article VII only), and Kenneth P. Lawler, as Securityholder Agent (with respect to Articles I and VII only).	10-Q	9/30/2001
2.5	First Amendment to Agreement and Plan of Reorganization dated as of July 3, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Kenneth P. Lawler, as Securityholder Agent.	10-Q	9/30/2001
2.6	Agreement and Plan of Reorganization dated as of August 19, 2001 by and among Cypress Semiconductor Corporation, In-System Design, Inc., and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.	10-Q	9/30/2001
2.7	First Amendment to Agreement and Plan of Reorganization dated as of September 10, 2001 by and among Cypress Semiconductor Corporation, Idaho Acquisition Corporation, In-System Design, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.	10-Q	9/30/2001
2.8	Agreement and Plan of Reorganization dated as of November 17, 2001 by and among Cypress Semiconductor Corporation, Steelers Acquisition Corporation, Silicon Packets, Inc., and with respect to Article VII only, U.S. Bank Trust, N.A., as Escrow Agent, and Robert C. Marshall, as Securityholder Agent.	10-K	12/30/2001

Exhibit Number	Exhibit Description	Incorporated by References
		Form	Filing Date/ Period End Date	Filed Herewith
2.9	Stock Purchase Agreement dated as of June 21, 2004 by and among Cypress Semiconductor Corporation, in the name and on behalf of Cypress Semiconductor (Belgium) BVBA in Formation, FillFactory NV, certain stockholders of FillFactory NV and with respect to Article VIII and Article X only, U.S. Bank, National Association, as Escrow Agent, and Luc De Mey and IT-Partners NV, as Stockholder Agents.	8-K	8/13/2004
2.10	Agreement and Plan of Reorganization dated as of June 30, 2004 by and among Cypress Semiconductor Corporation, SP Acquisition Corporation and SunPower Corporation.	10-K	1/2/2005
2.11	Agreement and Plan of Merger dated as of February 11, 2005 by and among Cypress Semiconductor Corporation, SMaL Camera Technologies, Inc., Summer Acquisition Corporation, and with respect to Articles VII and IX only, U.S. Bank, National Association, as Escrow Agent, and Allan Thygesen, as Securityholder Agent.	8-K	2/15/2005
2.12	Agreement and Plan of Merger dated November 7, 2005 by and between Cypress Semiconductor Corporation, CMS Acquisition Corporation and Cypress Microsystems, Inc.	8-K	12/8/2005
2.13	Agreement for the Purchase and Sale of Assets and Amendment No. 1 dated as of February 15, 2006 by and between Cypress Semiconductor Corporation and NetLogic Microsystems, Inc.	8-K	2/21/2006
2.14	Asset Purchase Agreement, dated February 27, 2007, by and between Sensata Technologies, Inc. and Cypress Semiconductor Corporation.	8-K	3/20/2007
2.15	Agreement for the Purchase and Sale of Assets, dated August 29, 2007, by and between NetLogic Microsystems, Inc. and Cypress Semiconductor Corporation.	8-K	9/5/2007
2.16	Agreement and Plan of Merger, dated as of August 1, 2008, by and among Cypress Semiconductor Corporation, Copper Acquisition Corporation and Simtek Corporation.	8-K	8/1/2008
3.1	Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation.	10-K	12/31/2000
3.2	Bylaws, as Amended, of Cypress Semiconductor Corporation.	10-K	12/29/2002
3.3	Restated Bylaws of Cypress Semiconductor Corporation.	10-Q	4/3/2005
3.4	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	8-K	6/23/2005
3.5	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	10-Q	7/3/2005
3.6	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	8-K	3/31/2006
4.1	Subordinated Indenture dated as of January 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.	8-K	3/17/2000
4.2	Supplemental Trust Indenture dated as of June 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.	8-K	7/11/2000
4.3	Indenture dated as of June 3, 2003 between Cypress Semiconductor Corporation and U.S. Bank National Association, as Trustee.	S-3	6/30/2003
4.4	Indenture dated as of March 13, 2007 between Cypress Semiconductor Corporation and U.S. Bank National Association, as Trustee.	S-3	5/17/2007
4.5	Registration Rights Agreement—1.00% Convertible Senior Notes due September 15, 2009.	10-Q	7/1/2007
10.1	Form of Indemnification Agreement.	S-1	3/4/1987
10.2	Cypress Semiconductor Corporation 1994 Stock Option Plan.	10-K	1/2/2000
10.3	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, Amended and Restated Effective as of May 15, 1998.	S-8	12/10/1998
10.4	Cypress Semiconductor Corporation 1998 Key Employee Bonus Plan.	10-K	1/3/1999
10.5	Cypress Semiconductor Corporation 1999 Non-statutory Stock Option Plan.	S-8	4/20/1999
10.6	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan I.	S-8	9/6/2002
10.7	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan II.	S-8	9/6/2002
10.8	Amendment to 1999 Nonstatutory Stock Option Plan.	10-Q	6/29/2003
10.9	Lease Agreement dated as of June 27, 2003 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	6/29/2003
10.10	Participation Agreement dated as of June 27, 2003 by and among Cypress Semiconductor Corporation, Wachovia Development Corporation and Wachovia Bank, National Association.	10-Q	6/29/2003
10.11	Call Spread Option Confirmation dated May 29, 2003 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.	10-Q	6/29/2003
10.12	Loan and Security Agreement dated as of September 25, 2003 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-Q	9/28/2003
10.13	Amended and Restated Call Spread Option Confirmation dated as of May 11, 2004 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.	10-Q	6/27/2004

Exhibit Number	Exhibit Description	Incorporated by References
		Form	Filing Date/ Period End Date	Filed Herewith
10.14	Amendment No. 1 to Loan and Security Agreement dated as of December 13, 2004 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-K	1/2/2005
10.15	Cypress Semiconductor Corporation Employee Qualified Stock Purchase Plan, Amended and Restated Effective as of the Offering Period Commencing December 31, 2004	10-K	1/2/2005
10.16	SMaL Camera Technologies, Inc. 2000 Stock Option and Incentive Plan.	S-8	3/8/2005
10.17	First Amendment to Certain Operative Agreements dated March 28, 2005 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	4/3/2005
10.18	Cypress Semiconductor Corporation 2006 Key Employee Bonus Plan (KEBP) Summary.	10-K	1/1/2006
10.19	Cypress Semiconductor Corporation Performance Profit Sharing Plan (PPSP) Summary.	10-K	1/1/2006
10.20*	Memorandum of Agreement between GNPower Ltd. Co. and Cypress Manufacturing Ltd.	10-Q	10/1/2006
10.21	Letter of Agreement between Cypress Semiconductor Corporation and SunPower Corporation.	8-K	11/16/2006
10.22	Letter of Agreement between Cypress Semiconductor Corporation and PowerLight Corporation.	8-K	11/16/2006
10.23	Amended Letter of Agreement between Cypress Semiconductor Corporation and PowerLight Corporation.	8-K	1/5/2007
10.24	Amendment No. 2 to Loan and Security Agreement dated as of December 11, 2006 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-K	12/31/2006
10.25	Amendment No. 3 to Loan and Security Agreement dated as of December 21, 2006 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-K	12/31/2006
10.26	Guaranty dated December 12, 2006 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006
10.27	Guaranty dated February 1, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006
10.28	Cypress Semiconductor Corporation 1994 Stock Plan, as amended and restated on May 3, 2007.	8-K	5/7/2007
10.29	Consent and Amendment No. 4 to Loan and Security Agreement dated March 5, 2007 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-Q	4/1/2007
10.30	Guaranty dated March 19, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	4/1/2007
10.31	Guaranty dated May 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	7/1/2007
10.32	Guaranty dated June 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	7/1/2007
10.33	Cypress Semiconductor Corporation 1994 Stock Plan, as amended and restated on May 11, 2007.	10-Q	7/1/2007
10.34	Guaranty dated December 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/30/2007
10.35	Amendment No. 5 to Loan and Security Agreement dated December 20, 2007 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	10-K	12/30/2007
10.36	Guaranty, dated March 24, 2008, by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	3/30/2008
10.37	Form of Transaction Support Agreement by and among Cypress Semiconductor Corporation, Copper Acquisition Corporation and the individuals listed on the signatures pages thereto, dated as of August 1, 2008.	8-K	8/1/2008
10.38	Amendment No. 1 to Tax Sharing Agreement, dated as of August 12, 2008, by and between Cypress Semiconductor Corporation and SunPower Corporation.	8-K	8/11/2008
10.39	1994 Stock Plan, as amended and restated.	S-8	10/24/2008
10.40	1999 Non-Statutory Stock Option Plan, as amended and restated.	S-8	10/24/2008
10.41	Employee Qualified Stock Purchase Plan, as amended and restated.	S-8	10/24/2008
10.42	International Microcircuits Inc. 2000 Nonstatutory Stock Option Plan.	S-8	10/24/2008
10.43	Amendment No. 6 to Loan and Security Agreement dated December 18, 2008 by and between Silicon Valley Bank and Cypress Semiconductor Corporation.	8-K	12/17/2008
10.44	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated March 1, 2010.	10-K	3/3/2010
21.1	Subsidiaries of Cypress Semiconductor Corporation.	10-K	2/25/2011	X
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	2/25/2011	X
24.1	Power of Attorney (reference is made to page 118 of this Annual Report on Form 10-K).	10-K	2/25/2011	X

Exhibit Number	Exhibit Description	Incorporated by References
		Form	Filing Date/ Period End Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	2/25/2011	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	2/25/2011	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	2/25/2011	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	2/25/2011	X
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charges (Releases) to Expenses/Revenues	Deductions	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended January 2, 2011	$1,358	$60	$(615)	$803
Year ended January 3, 2010	$777	$1,120	$(539)	$1,358
Year ended December 28, 2008	$1,171	$358	$(752)	$777
Allowance for sales returns:
Year ended January 2, 2011	$3,151	$5,541	$(5,345)	$3,347
Year ended January 3, 2010	$3,341	$8,825	$(9,015)	$3,151
Year ended December 28, 2008	$3,074	$8,026	$(7,759)	$3,341
Allowance for uncollectible loans under the stock purchase assistance plan:
Year ended January 2, 2011	$109	$(75)	$(19)	$15
Year ended January 3, 2010	$538	$(378)	$(51)	$109
Year ended December 28, 2008	$782	$(198)	$(46)	$538

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Dated: February 25, 2011	By:	/S/ BRAD W. BUSS
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

Signature	Title	Date

/S/ T. J. RODGERS T. J. Rodgers	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/S/ BRAD W. BUSS Brad W. Buss	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011

/S/ W. STEVE ALBRECHT W. Steve Albrecht	Director	February 25, 2011

/S/ ERIC A. BENHAMOU Eric A. Benhamou	Director	February 25, 2011

/S/ LLOYD A. CARNEY Lloyd A. Carney	Director	February 25, 2011

/S/ JAMES R. LONG James R. Long	Director	February 25, 2011

/S/ J. DANIEL MCCRANIE J. Daniel McCranie	Director	February 25, 2011

/S/ J.D. SHERMAN J.D. Sherman	Director	February 25, 2011

/S/ EVERT P. VAN DE VEN Evert P. van de Ven	Director	February 25, 2011