Form 10-Q
period 2011-04-03
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2011-05-06
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

The total number of outstanding shares of the registrant’s common stock as of May 2, 2011 was 168,032,433.

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

ITEM 1.	FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 3, 2011	January 2, 2011
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$119,598	$263,183
Short-term investments	141,321	171,078
Accounts receivable, net	173,389	117,726
Inventories, net	104,122	101,763
Other current assets	70,969	41,908

Total current assets	609,399	695,658
Property, plant and equipment, net	267,033	260,122
Goodwill	31,836	31,836
Intangible assets, net	11,929	12,499
Other long-term assets	73,744	72,686

Total assets	$993,941	$1,072,801

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$64,528	$59,817
Accrued compensation and employee benefits	44,812	43,292
Deferred revenues less cost of revenues	178,181	131,757
Income taxes payable	10,619	11,631
Other current liabilities	66,534	65,792

Total current liabilities	364,674	312,289
Deferred income taxes and other tax liabilities	55,818	53,830
Other long-term liabilities	4,643	3,789

Total liabilities	425,135	369,908

Commitments and contingencies (Note 9)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 268,231 and 259,394 shares issued; 171,232 and 170,753 shares outstanding at April 3, 2011 and January 2, 2011, respectively	2,682	2,594
Additional paid-in-capital	2,381,119	2,401,996
Accumulated other comprehensive loss	(2,090)	(3,203)
Accumulated deficit	(438,628)	(494,002)

	1,943,083	1,907,385
Less: shares of common stock held in treasury, at cost; 96,998 and 88,641 shares at April 3, 2011 and January 2, 2011, respectively	(1,372,550)	(1,202,949)

Total Cypress stockholders’ equity	570,533	704,436
Noncontrolling interest	(1,727)	(1,543)

Total equity	568,806	702,893

Total liabilities and equity	$993,941	$1,072,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands, except Per-share amounts)
Revenues	$233,110	$202,271
Costs and expenses:
Cost of revenues	104,334	95,784
Research and development	47,865	40,049
Selling, general and administrative	58,652	51,281
Amortization of acquisition-related intangibles	698	776
Restructuring costs	734	327
Gain on divestiture	(34,291)	—

Total costs and expenses, net	177,992	188,217
Operating income	55,118	14,054
Interest and other income, net	1,606	730

Income before income taxes	56,724	14,784
Income tax provision	(1,350)	(2,110)

Income, net of taxes	55,374	12,674
Noncontrolling interest, net of taxes	(184)	(163)

Net income	55,190	12,511
Less: net loss attributable to noncontrolling interest	184	163

Net income attributable to Cypress	$55,374	$12,674

Net income per share attributable to Cypress:
Basic	$0.32	$0.08
Diluted	$0.28	$0.07
Shares used in net income per share calculation:
Basic	171,346	158,931
Diluted	199,943	190,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$55,190	$12,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,543	12,673
Stock-based compensation expense	20,837	21,574
Charitable contribution of building	4,000	—
Gain on divestiture of business	(34,291)	—
Restructuring charges	412	327
Loss on sale or retirement of property and equipment	524	4
Deferred income taxes and other tax liabilities	696	1,070
Changes in operating assets and liabilities:
Accounts receivable	(55,663)	(22,655)
Inventories	(7,564)	6,264
Other assets	(15,831)	(31)
Accounts payable and other accrued liabilities	7,066	(3,786)
Deferred revenues less cost of revenues	46,424	10,172

Net cash provided by operating activities	35,343	38,123

Cash flows from investing activities:
Purchases of available-for-sale investments	(43,385)	(25,910)
Proceeds from sales or maturities of available-for-sale investments	78,326	2,411
Net contributions (distributions) of deferred compensation plan	382	(386)
Acquisition of property and equipment	(19,309)	(17,872)
Proceeds from sales of property and equipment	759	—
Proceeds from divestiture	14,951
Cash paid for other investments	(1,013)	(2,000)

Net cash provided by (used in) investing activities	30,711	(43,757)

Cash flows from financing activities:
Repurchase of common shares	(76,404)	—
Withholding of common shares for tax obligations on vested restricted shares	(40,714)	(8,713)
Proceeds from issuance of common shares under employee stock plans	23,888	19,786
Yield enhancement structured agreements settled in cash, net	46,965	2,208
Yield enhancement structured agreements settled in stock	(52,483)	(34,164)
Yield enhancement structured agreements unsettled	(110,891)	__

Net cash used in financing activities	(209,639)	(20,883)

Net decrease in cash and cash equivalents	(143,585)	(26,517)
Cash and cash equivalents, beginning of period	263,183	243,558

Cash and cash equivalents, end of period	$119,598	$217,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. We end our quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2011 has 52 weeks and fiscal 2010 had 52 weeks. The first quarter of fiscal 2011 ended on April 3, 2011 and the first quarter of fiscal 2010 ended on April 4, 2010.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly the financial information included therein. The financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The condensed consolidated results of operations for the three months ended April 3, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 2. DIVESTITURE

As part of Cypress’s continued efforts to focus on programmable products including our flagship PSoC® programmable system-on-chip solution and our TrueTouch™ touch-sensing controllers, we divested our image sensors product family and sold it to ON Semiconductor Corporation (ON). Dan McCranie, a member of the board of directors of Cypress, is the chairman of the board of directors at ON.

Product Families / Businesses	Reportable Segment	Buyer	Total Consideration
The image sensors product family	Memory and Imaging Division	ON Semiconductor	$34.0 million

In connection with the divestiture, we recorded a total gain of $34.3 million. We received $14.9 million in cash consideration in March of 2011 and received the remaining $19.1 million on April 29, 2011. The following table summarizes the components of the gain:

Image Sensors
(In thousands)

Cash proceeds	$34,025
Assets sold:
Inventories	(3,617)
Prepaid and other assets	(2,003)
Property, plant and equipment	(1,178)
Liabilities disposed of:
Accounts payable	1,508
Other liabilities	3,416
Taxes payable	1,129
Customer advances	1,239
Transaction and other costs	(228)

Gain on divestiture	$34,291

In connection with the divestiture of the image sensors product family, we transferred approximately 80 employees to ON. In addition, we entered into a transition service agreement with ON where we act as an agent for them and provide certain services related to shipping, manufacturing, planning and general administrative functions. As a result of this agreement we may end up with a net payable or receivable to or from ON. As of April 3, 2011 the transition service agreement resulted in a $0.4 million receivable from ON and is reflected in “Other current assets” in the Condensed Consolidated Balance Sheet.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at April 3, 2011 was $31.8 million in the Consumer and Computation Division (“CCD”) and was unchanged from the balance at January 2, 2011. CCD is the only reportable business segment with goodwill.

Intangible Assets

The following tables present details of our intangible assets:

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of April 3, 2011	Gross	Accumulated Amortization	Net
	(In thousands)
Total acquisition-related intangible assets	$95,135	$(86,588)	$8,547
Non-acquisition related intangible assets	10,548	(7,166)	3,382

Total intangible assets	$105,683	$(93,754)	$11,929

As of January 2, 2011	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$100,134	$(91,490)	$8,644
Non-acquisition related intangible assets	10,548	(6,693)	3,855

Total intangible assets	$110,682	$(98,183)	$12,499

As of April 3, 2011, the estimated future amortization expense of intangible assets was as follows:

(In thousands)
2011 (remaining nine months)	$3,514
2012	4,246
2013	3,301
2014	868

Total future amortization expense	$11,929

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4. RESTRUCTURING

For the three months ended April 3, 2011 and April 4, 2010, we recorded restructuring charges of $0.7 million and $0.3 million, respectively. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

Fiscal 2010 Restructuring Plan

During the third quarter of fiscal 2010, we implemented a restructuring plan to exit certain of our back-end manufacturing operations located in the Philippines (“Fiscal 2010 Restructuring Plan”). These actions are intended to reduce the cost of our back-end manufacturing by selling our labor intensive assembly and test operations to lower cost third-party subcontractors in other parts of Asia and by the continued shifting of these operations to our fully automated back-end processes.

Under the Fiscal 2010 Restructuring Plan, we recorded total restructuring charges of $2.7 million. As of April 3, 2011, our restructuring provision of $2.4 million was related to personnel costs associated with severance and benefits of our employees. We expect to eliminate approximately 300 manufacturing positions and 200 contractors or approximately 34% of our Philippines plant workforce by the end of fiscal 2011.

Fiscal 2008/9 Restructuring Plan

In fiscal 2008, we initiated a restructuring plan as part of a company-wide cost saving initiative which continued into 2011 aimed to reduce operating costs in response to the economic downturn (“Fiscal 2008/9 Restructuring Plan”).

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of January 2, 2011	$1,106
Provision	322
Non-Cash	257
Cash payments	(373)

Balance as of April 3, 2011	$1,312

As a result of the Fiscal 2008/9 plan, we have eliminated approximately 835 positions. In the fourth quarter of 2010, we substantially completed the remaining actions we had for this plan.

Fiscal 2007 Restructuring Plan

During fiscal 2007, we implemented a restructuring plan to exit our manufacturing facility located in Round Rock, Texas (“Fiscal 2007 Restructuring Plan”). The Fiscal 2007 Restructuring Plan included the termination of employees and the disposal of assets, primarily consisting of land, building and manufacturing equipment, located in the Texas facility.

The actions related to the 2007 Restructuring Plan were substantially completed in fiscal 2009. In the second quarter of 2010, we recorded a $2.4 million gain on the sale of certain equipment in our Texas facility. On a quarterly basis we continue to incur expenses related to ongoing maintenance and upkeep of the Texas facility until we complete the sale of the property.

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

The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets was $6.9 million as of April 3, 2011 and as of January 2, 2011.

We had expected to complete the disposal of the restructured assets by the fourth quarter of fiscal 2009; however, due to the downturn and uncertainty in the commercial real estate market, we were unable to secure a buyer for the Texas facility. In response, during fiscal 2010 we revised the asking price for the property and expect to sell the facility within the next twelve months; however, there can be no assurance of this and our ability to complete the sale of any restructured assets may be impacted by the current economic and credit conditions.

NOTE 5. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	April 3, 2011	January 2, 2011
	(In thousands)
Accounts receivable, gross	$177,657	$121,876
Allowance for doubtful accounts receivable and sales returns	(4,268)	(4,150)

Total accounts receivable, net	$173,389	$117,726

Inventories, Net

	As of
	April 3, 2011	January 2, 2011
	(In thousands)
Raw materials	$8,010	$7,350
Work-in-process	75,560	72,072
Finished goods	20,552	22,341

Total inventories, net	$104,122	$101,763

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Current Assets

	As of
	April 3, 2011	January 2, 2011
	(In thousands)
Prepaid expenses	$24,568	$24,004
Receivable from ON Semiconductor Corporation (see Note 2)	19,074	—
Prepaid to Grace (see Note 9)	7,700	—
Assets held for sale (see Note 4)	6,913	6,913
Other current assets	12,714	10,991

Total other current assets	$70,969	$41,908

Other Long-Term Assets

	As of
	April 3, 2011	January 2, 2011
	(In thousands)
Employee deferred compensation plan	$32,314	$30,458
Investments:
Debt securities	19,094	23,708
Equity securities	4,236	2,804
Prepaid to Grace (see Note 9)	4,432	—
Other assets	13,668	15,716

Total other long-term assets	$73,744	$72,686

Other Current Liabilities

	As of
	April 3, 2011	January 2, 2011
	(In thousands)
Employee deferred compensation plan	$31,992	$29,974
Restructuring accrual (See Note 4)	3,957	3,559
Other current liabilities	30,585	32,259

Total other current liabilities	$66,534	$65,792

Deferred Income Taxes and Other Tax Liabilities

	As of
	April 3, 2011	January 2, 2011
	(In thousands)
Deferred income taxes	$216	$(1,135)
Non-current tax liabilities	55,602	54,965

Total deferred income taxes and other tax liabilities	$55,818	$53,830

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	As of April 3, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$2,700	$—	$2,700
Money market funds	15,334	—	—	15,334
Corporate notes/bonds	—	40,130	—	40,130
Auction rate securities	—	—	19,094	19,094
Federal Agency	—	33,857	—	33,857
US Treasury	48,073	—	—	48,073
Employee deferred compensation plan:
Commercial Paper	2,161	—	—	2,161
Money market	384	—	—	384
Mutual funds	21,756	—	—	21,756
Fixed income	2,101	—	—	2,101
Equity securities	5,911	—	—	5,911

Total financial assets	$95,720	$76,687	$19,094	$191,501

Financial Liabilities
Employee deferred compensation plan	$31,992	$—	$—	$31,992

Total financial liabilities	$31,992	$—	$—	$31,992

	As of January 2, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$2,399	$—	$2,399
Money market funds	105,058	—	—	105,058
U.S. treasuries	50,054	—	—	50,054
Corporate notes/bonds	—	52,503	—	52,503
Federal agency	—	25,958	—	25,958
Auction rate securities	—	—	23,708	23,708
Marketable equity securities	804	—	—	804
Employee deferred compensation plan:
Cash and cash equivalents	1,771	—	—	1,771
Money market	386	—	—	386
Mutual funds	20,579	—	—	20,579
Fixed income	3,045	—	—	3,045
Equity securities	4,677	—	—	4,677

Total financial assets	$186,374	$80,860	$23,708	$290,942

Financial Liabilities
Employee deferred compensation plan	$29,974	$—	$—	$29,974

Total financial liabilities	$29,974	$—	$—	$29,974

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Valuation Techniques:

We use quoted prices for identical instruments in active markets to determine the fair value for our Level 1 financial instruments, which include U.S. treasuries, money market funds and marketable equity securities. In addition, our employee deferred compensation plan is classified as Level 1 as the plan invests in mutual funds, marketable equity securities and our common stock.

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

Our Level 3 financial assets primarily include investments in auction rate securities and a commercial paper investment. The valuation techniques are described as follows:

Auction Rate Securities:

As of April 3, 2011, all of our auction rate securities are classified as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years and are usually found in the form of municipal bonds, preferred stock, a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans originated under the Federal Family Education Loan Program (FFELP), which are guaranteed by the U.S. Federal Department of Education.

As of April 3, 2011, all of our auction rate securities held by us were rated as either AAA or Aaa by the major independent rating agencies and all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified our auction rate securities totaling $19.1 million as long-term investments as of April 3, 2011.

During fiscal 2011, we performed analyses to assess the fair value of our auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used at April 3, 2011 were as follows:

•	7 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 1.86% – 5.52%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the value of our auction rate securities is approximately 91% of their stated par value as of April 3, 2011, representing a decline in value of approximately $2.0 million which was recorded in accumulated other comprehensive income as an unrealized loss.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

Auction Rate Securities
Balance as of January 2, 2011	$23,708
Unrealized gain recorded in “Accumulated other comprehensive loss”	586
Realized loss	(75)
Amount settled at par	(5,125)

Balance as of April 3, 2011	$19,094

Available-For-Sale Securities

The following table presents our fair value hierarchy for our investments measured at fair value on a non-recurring basis and the impairment loss related to these investments:

					Impairment Loss recorded in “Interest and Other Income (Expense), Net”
					Three Months Ended
	Level 1	Level 2	Level 3	Total as of April 3, 2011	April 3, 2011	April 4, 2010
Non-marketable equity securities	$—	$—	$2,000	$2,000	$—	$—

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7. INVESTMENTS

Available-For-Sale Securities

The following tables summarize our available-for-sale and other investments:

As of April 3, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$15,334	$—	$—	$15,334
Commercial paper	1,500	—	—	1,500

Total cash equivalents	16,834	—	—	16,834

Short-term investments:
Certificate of deposit	18,061	—	—	18,061
Commercial paper	1,200	—	—	1,200
Corporate notes/bonds	40,022	112	(4)	40,130
Federal Agency	33,906	1	(50)	33,857
U.S. Treasuries	48,059	14	—	48,073

Total short-term investments	141,248	127	(54)	141,321

Long-term investments:
Auction rate securities	21,100	—	(2,006)	19,094
Marketable equity securities	1,817	419	—	2,236

Total long-term investments	22,917	419	(2,006)	21,330

Total available-for-sale securities and other investments	$180,999	$546	$(2,060)	$179,485

As of January 2, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$105,058	$—	$—	$105,058

Total cash equivalents	105,058	—	—	105,058

Short-term investments:
Certificate of deposit	40,163	—	—	40,163
U.S. treasuries	50,053	2	(1)	50,054
Corporate notes/bonds	52,390	135	(22)	52,503
Federal agency	25,983	5	(30)	25,958
Commercial paper	2,400	—	—	2,400

Total short-term investments	170,989	142	(53)	171,078

Long-term investments:
Auction rate securities	26,300	—	(2,592)	23,708
Marketable equity securities	1,187	—	(383)	804

Total long-term investments	27,487	—	(2,975)	24,512

Total available-for-sale securities and other investments	$303,534	$142	$(3,028)	$300,648

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The available-for-sale debt investments that we hold are all high investment grade. The unrealized losses on our investments are due primarily to changes in interest rates and market conditions of the underlying securities. Because we do not intend to sell and it is likely we will not be required to sell before recovering our cost, which may be at maturity, except for the impairment recorded in the respective periods, we did not consider these investments to be other-than-temporarily impaired as of April 3, 2011 and January 2, 2011.

For individual marketable equity securities with unrealized losses, we evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time, we did not consider these investments to be other-than-temporarily impaired as of April 3, 2011 and January 2, 2011.

As of April 3, 2011, contractual maturities of our available-for-sale, non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$105,880	$105,949
Maturing in one to three years	52,202	52,206
Maturing in more than three years	21,100	19,094

Total	$179,182	$177,249

Realized gains and realized losses from sales of available-for-sale and non-equity investments were immaterial in both three months periods ended April 3, 2011 and April 4, 2010. Proceeds from sales or maturities of available-for-sale investments were $78.3 million and $2.4 million for the three months ended April 3, 2011 and April 4, 2010, respectively.

Investments in Equity Securities

The following table summarizes our equity investments:

	As of
	April 3, 2011	January 2, 2011
	(In thousands)
Long-term investments:
Marketable equity securities	$2,236	$804
Non-marketable equity securities	2,000	2,000

Total long-term investments	4,236	2,804

Total equity investments	$4,236	$2,804

We did not sell any equity investments during first quarter of fiscal 2011 or fiscal 2010.

Impairment of Investments

For the three month periods ended April 3, 2011 and April 4, 2010, no impairment charges were recorded for our investments.

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

Under the deferred compensation plan, the assets are recorded at fair value in each reporting period with the offset being recorded in “Other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of April 3, 2011 and January 2, 2011, the fair value of the assets was $32.3 million and $30.5 million, respectively, and the fair value of the liabilities was $32.0 million and $30.0 million, respectively.

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income, net	$1,474	$835
Changes in fair value of liabilities recorded in:
Cost of revenues	(204)	(141)
Research and development expenses	(509)	(290)
Selling, general and administrative expenses	(923)	(596)

Total expense	$(162)	$(192)

NOTE 8. STOCK-BASED COMPENSATION

Outstanding Employee Equity Awards

In the third quarter of 2008, a committee of our Board of Directors (the “Board”) approved the distribution of the SunPower Class B common stock held by us to our stockholders. On September 29, 2008 we completed the distribution of 42.0 million shares of SunPower Class B common stock to our stockholders (the “Spin-Off”).

In conjunction with the Spin-Off, the Board approved certain adjustments to our 1994 and 1999 Stock Plans (together, the “Plans”). Specifically, the Board approved amendments to make proportionate adjustments to, among other things, outstanding employee equity awards, including stock options, restricted stock units and restricted stock awards under the Plans to preserve the intrinsic value of the awards before and after the Spin-Off. These changes included a proportionate adjustment in the number of shares issuable pursuant to the outstanding awards and the per-share exercise price of the options.

The Board also approved certain adjustments with respect to our Employee Stock Purchase Plan (the “ESPP”) to offset the decrease in our common stock price resulting from the Spin-Off. These changes included a proportionate adjustment in the offering date price per share of our common stock and the maximum number of shares participants may purchase under the ESPP.

The modification of the outstanding employee equity awards and the ESPP related to the Spin-Off resulted in additional non-cash stock-based compensation. The amount was measured based upon the difference between the fair value of the awards immediately before and after the modification. Of the total additional non-cash stock-based compensation, $1.7 million and $6.2 million, net of forfeitures was recognized in the first quarter of fiscal 2011 and 2010, respectively. The remaining $5.9 million will be recognized over the remaining vesting periods on an accelerated basis, less forfeitures.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the stock-based compensation expense, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Cost of revenues	$6,510	$5,970
Research and development	5,473	4,357
Selling, general and administrative	8,854	11,247

Total stock-based compensation expense	$20,837	$21,574

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Consolidated cash proceeds from the issuance of shares under the employee stock plans were approximately $23.9 million and $19.8 million for the three months ended April 3, 2011 and April 4, 2010, respectively. We did not recognize a tax benefit from stock option exercises for the three months ended April 3, 2011 or April 4, 2010.

As of April 3, 2011 and January 2, 2011, stock-based compensation capitalized in inventories totaled $4.6 million and $6.2 million, respectively.

The following table summarizes the stock-based compensation expense by type of award:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Stock options	$3,519	$5,263
Restricted stock units and restricted stock awards	15,342	15,080
ESPP	1,976	1,231

Total stock-based compensation expense	$20,837	$21,574

The following table summarizes the unrecognized stock-based compensation balance by type of award:

	As of April 3, 2011	Weighted-Average Amortization Period
	(In thousands)	(In years)
Stock options	$28,758	1.93
Restricted stock units and restricted stock awards	105,689	1.38
ESPP	2,781	0.45

Total unrecognized stock-based compensation balance	$137,228	1.48

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Valuation Assumptions

We estimated the fair value of the stock options and ESPP using the Black-Scholes valuation model with the following assumptions:

Three Months Ended
	April 3, 2011	April 4, 2010
Expected life	0.5 – 7.0 years	0.5 –7.0 years
Volatility	47.4% - 50.3%	42.2% - 54.2%
Risk-free interest rate	0.2% - 2.9%	0.1% - 3.1%
Dividend yield	0.0%	0.0%

The fair value of the restricted stock units and the restricted stock awards was based on our stock price on the date of grant.

Equity Incentive Program

As of April 3, 2011, approximately 11.1 million stock options or 5.9 million restricted stock units and restricted stock awards were available for grant under the Amended 1994 Stock Plan.

Stock Options:

The following table summarizes our stock option activities:

	Shares	Weighted-Average Exercise Price Per Share
	(In thousands, except per-share amount)
Options outstanding as of January 2, 2011	36,070	$5.51
Granted	278	$21.50
Exercised	(5,128)	$4.66
Forfeited or expired	(540)	$7.72

Options outstanding as of April 3, 2011	30,680	$5.76

Options exercisable as of April 3, 2011	29,151	$5.60

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes our restricted stock unit and restricted stock award activities:

	Shares	Weighted-Average Fair Value per Share
	(In thousands, except per-share amounts)
Balance as of January 2, 2011	14,970	$4.90
Granted	94	$21.25
Vested	(4,635)	$21.27
Forfeited	(679)	$8.16

Balance as of April 3, 2011	9,750	$2.95

The balance as of April 3, 2011 included approximately 4.1 million performance-based restricted stock units and restricted stock awards granted under the 1994 Amended Plan. These performance-based awards (“PARS”) were issued to certain senior-level employees and can be earned ratably over a remaining period of one year, subject to the achievement of certain performance milestones set by the Compensation Committee of the Board. These performance milestones include:

•	stock appreciation target against the Philadelphia Semiconductor Sector Index (“SOX”);

•	certain levels of non-GAAP profit-before-taxes percentage; and

•	annual revenue growth in total and for certain products.

If the milestones are not achieved, the shares are forfeited and cannot be earned in future periods.

We estimated the fair value of the shares with the market-condition milestone using a Monte Carlo valuation model with the following weighted-average assumptions:

	Three Months Ended
	April 3 2011	April 4 2010
Volatility of common stock	35.7%	39.8%
Volatility of the SOX	25.2%	30.3%
Correlation coefficient	0.77	0.77
Risk-free interest rate	0.2%	0.3%

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9. COMMITMENTS AND CONTINGENCIES

During the fourth quarter of fiscal 2010, we advanced $2.5 million in pre-payments to Grace Semiconductor Manufacturing Corporation (“Grace”), a strategic foundry partner, to secure access to a certain supply level of wafers. In the first quarter of fiscal 2011, we advanced an additional $10.6 million in pre-payments. These payments will be applied against future purchases of inventory from Grace over an estimated period of 10 to 18 months but no longer than 2 years.

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

The following table presents our warranty activities, including amounts recorded in the allowance for sales returns:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Beginning balance	$3,347	$3,151
Settlements made	(220)	(995)
Provisions	339	2,545

Ending balance	$3,466	$4,701

Charitable donation of building

On April 1, 2011 we sold a building to a charitable organization for $4.0 million in exchange for a promissory note. The promissory note will be paid over the next four years in $1.0 million annual payments and is reflected in our Condensed Consolidated Balance Sheet as “Other current assets” and “Other long-term assets”. In addition, we made a $4.0 million unconditional pledge to the same charitable organization to be paid in four $1.0 million installments over the next four years. This amount is reflected in “Other current liabilities” and “Other non-current liabilities”.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Litigation and Asserted Claims

On August 21, 2009, X-Point Technologies filed a single patent infringement case against us and 29 other defendants in the U.S. District Court in Delaware. The patent at issue covers X-Point’s technology for data transfer between storage devices and network devices without the use of a CPU or memory. The discovery phase of this case has now ended and trial has been set for February 2012. We believe we have meritorious defenses to the allegations set forth in the complaint and will vigorously defend ourselves in this matter.

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

On March 30, 2011, we filed a five patent infringement case against GSI Technology in the U.S. District Court in Minnesota. The five patents at issue cover GSI’s static random access memory (SRAM) technology, including GSI’s Sigma DDR and SigmaQuad II and III families of memory products. We are seeking damages as well as injunctive relief from the court.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 10. DEBT AND EQUITY TRANSACTIONS

Line of Credit

In March 2011, we amended our revolving line of credit with Silicon Valley Bank to extend the maturity of the credit facility to February 28, 2012 and to reduce the commitment amount from $25.0 million to $15.0 million. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate (3.25% as of April 3, 2011) or LIBOR plus 2.5% (2.80% as of April 3, 2011). The line of credit agreement includes a variety of covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on our capital stock, and transfers of assets and financial covenants with respect to an adjusted quick ratio and tangible net worth. As of April 3, 2011, we were in compliance with all of the financial covenants under the line of credit. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures. To date, there have been no borrowings under the line of credit.

Stock Repurchase Program

On October 21, 2010, our Board authorized a $600 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at our discretion. As of April 3, 2011, we used $198.6 million to repurchase 10.1 million shares with $401.4 million remaining under the program available for additional repurchases.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table summarizes the activity and settlements of our yield enhancement program in the first quarter of fiscal 2011:

Aggregate Price Paid	Total Proceeds Received Upon Maturity	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
(In thousands, except per-share amounts)
$43,926	$46,965	—	$—
52,483	—	2,500	20.99
57,579	—	3,000	19.19
53,313	36,412	1,000	17.77

$207,301	$83,377	6,500	$19.67

On March 1, 2011 we entered into a short-term yield enhanced structured agreement with a maturity of less than 45 days at an aggregate price of approximately $57.6 million. On April 18, 2011, we settled this agreement and received 3 million shares of our common stock.

On March 9, 2011 we entered into a short-term yield enhanced structured agreement with a maturity of less than 45 days at an aggregate price of approximately $53.3 million. On April 20, 2011, we settled this agreement and received 1 million shares of our common stock at an aggregate price of $17.8 million and received upon maturity net proceeds of $0.9 million.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss) were as follows:

	As of
	April 3, 2011	January 2, 2011
	(In thousands)
Accumulated net unrealized gains on available-for-sale investments	$(1,735)	$(2,698)
Other	(355)	(505)

Total accumulated other comprehensive income (loss)	$(2,090)	$(3,203)

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Net income attributable to Cypress	$55,374	$12,674
Net unrealized gains (losses) on available-for-sale investments	963	(432)
Other	150	—

Total comprehensive income (loss)	$56,487	$12,242

NOTE 12. FOREIGN CURRENCY DERIVATIVES

We operate and sell products in various global markets and purchase capital equipment using foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. We may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of our subsidiaries and forecasted revenues and expenses. We do not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of April 3, 2011.

As of April 3, 2011 and January 2, 2011, our hedge instruments consisted primarily of foreign currency forward contracts. We estimate the fair value of our forward contracts based on spot and forward rates from published sources.

We record hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Interest and other income, net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of April 3, 2011 and January 2, 2011, we had outstanding forward contracts with an aggregate notional value of $0.4 million at each period end, to hedge the risks associated with foreign currency denominated assets and liabilities.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 13. INCOME TAXES

Our income tax expense was $1.4 million for the three months ended April 3, 2011 and $2.1 million for the three months ended April 4, 2010. The tax provision for the first quarter of fiscal 2011 and fiscal 2010 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions.

Unrecognized Tax Benefits

As of April 3, 2011 and January 2, 2011, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $43.5 million and $43.6 million, respectively.

Management believes events that could occur in the next twelve months and cause a material change in our unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and

•	expiration of statutes of limitations on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We believe it is possible that we may recognize approximately $21 million to $23 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations, and the resolution of examinations with U.S. and various foreign tax authorities.

Classification of Interest and Penalties

Our policy is to classify interest and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of April 3, 2011 and January 2, 2011, the amount of accrued interest and penalties totaled $10.4 million and $10.1 million, respectively.

Tax Years and Examination

The Internal Revenue Service (“IRS”) is currently conducting an examination of our federal income tax returns for fiscal years 2006-2008. As of April 3, 2011, no material adjustments to our tax liabilities have been proposed by the IRS. However, the IRS has not completed their examination and there can be no assurance that there will be no material adjustments upon completion of their review. In addition, non-U.S. tax authorities have completed their examination of our subsidiary in India for fiscal years 2005-2007. As of April 3, 2011, the proposed adjustments have been appealed. We believe the ultimate outcome of these appeals will not result in a material adjustment to our tax liability.

While our U.S. federal income tax returns for years prior to 2006 are not open for assessment, the IRS can adjust net operating loss and research and development credit carryovers that were generated in prior years and carried forward to 2006 and subsequent years.

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

In connection with the Spin-Off, Cypress and SunPower entered into an amendment to the existing tax sharing agreement between the parties to address certain transactions that may affect the tax treatment of the Spin-Off and certain other matters. Under the amended tax sharing agreement, SunPower agreed that it will not: (a) effect a Recapitalization during the 36 month period following the Spin-Off without first obtaining a tax opinion to the effect that such Recapitalization (either alone or when taken together with any other transaction or transactions) will not cause the Spin-Off to become taxable under Section 355(e), or (b) seek

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

any private ruling, including any supplemental private ruling, from the IRS with regard to the Spin-Off, or any transaction having any bearing on the tax treatment of the Spin-Off, without our prior written consent.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 14. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands, except per- share amounts)
Net income attributable to Cypress	$55,374	$12,674
Weighted-average common shares	171,346	158,931
Weighted-average diluted shares	199,943	190,892
Net income per share—basic	$0.32	$0.08
Net income per share—diluted	$0.28	$0.07

Anti-dilutive securities excluded from the diluted computation for the three months ended April 3, 2011and April 4, 2010 were approximately 1.4 million and 1.1 million, respectively, from stock options, restricted stock units and restricted stock awards.

NOTE 15. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

The following tables set forth certain information relating to our reportable business segments:

Revenues:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Consumer and Computation Division	$107,768	$74,163
Data Communications Division	27,446	26,959
Memory Products Division	91,837	98,556
Emerging Technologies and Other	6,059	2,593

Total revenues	$233,110	$202,271

Income from Continuing Operations before Income Taxes:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Consumer and Computation Division	$16,424	$4,181
Data Communications Division	8,473	8,654
Memory Products Division	31,400	30,879
Emerging Technologies and Other	(6,902)	(6,031)
Unallocated items:
Amortization of acquisition-related intangibles	(698)	(776)
Restructuring charges	(734)	(327)
Stock-based compensation	(20,837)	(21,574)
Gain on divestiture	34,291	—
Charitable donation of building	(4,125)	—
Other	(568)	(222)

Income before income taxes	$56,724	$14,784

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Geographical Information

The following table presents our revenues by geographical locations:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
United States	$31,121	$33,404
Europe	35,420	29,225
Asia:
China	55,410	42,610
Hong Kong	23,976	16,724
Rest of World	87,183	80,308

Total revenues	$233,110	$202,271

Customer Information

For the three months ended April 3, 2011, two global distributors accounted for 23% of our total revenues and no one end customer accounted for more than 10% of our total revenues. For the three months ended April 4, 2010, one global distributor accounted for 15% of our total revenues and no end customer accounted for more than 10% of our total revenues.

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

EXECUTIVE SUMMARY

General

Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and exceptional system value. Our offerings include the flagship Programmable System-on-Chip (“PSoC®”) families and derivatives such as PowerPSoC® solutions for high-voltage and LED lighting applications, CapSense® touch sensing and TrueTouch™ solutions for touchscreens. We are the world leader in universal serial bus (“USB”) controllers, including the high-performance West Bridge® solution that enhances connectivity and performance in multimedia handsets. We are also a leader in high-performance memories and programmable timing devices. We serve numerous markets including consumer, mobile handsets, computation, data communications, automotive, industrial and military

As of the end of the first quarter of fiscal 2011, our organization included the following business segments:

Business Segments	Description

Consumer and Computation Division	A product division focusing on PSoC, touch-sensing and touchscreen solutions, USB and timing solutions.

Data Communications Division	A product division focusing on data communication devices for wireless handset and professional video systems.

Memory Products Division	A product division focusing on static random access memories and nonvolatile memories.

Emerging Technologies and Other	Includes Cypress Envirosystems and AgigA Tech, Inc., both majority-owned subsidiaries of Cypress, the Optical Navigation Systems (“ONS”) business unit, China business unit, foundry-related services, other development stage companies and certain corporate expenses.

Sale of Image Sensors Product Family

As part of Cypress’s continued efforts to focus on programmable products including our flagship PSoC® programmable system-on-chip solution and our TrueTouch™ touch-sensing controllers, we divested our image sensors product family by selling it to ON Semiconductor Corporation on February 27, 2011. The name of our Memory and Image Sensor Division was changed to Memory Products Division, (“MPD”) to reflect the change in our business.

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

We currently manufacture approximately 50 %to 60% of our semiconductor products at our wafer manufacturing facility in Bloomington, Minnesota. External wafer foundries, mainly in Asia, manufactured the balance of our products.

We conduct assembly and test operations at our highly automated assembly and test facility in the Philippines. This facility accounts for approximately 55% to 60% of the total assembly output and 65% - 75% of the total test output. Various subcontractors in Asia performed the balance of the assembly and test operations.

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

Results of Operations

Revenues

The following table summarizes our consolidated revenues by segments:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Consumer and Computation Division	$107,768	$74,163
Data Communications Division	27,446	26,959
Memory Products Division	91,837	98,556
Emerging Technologies and Other	6,059	2,593

Total revenues	$233,110	$202,271

Consumer and Computation Division:

Revenues from the Consumer and Computation Division increased by $33.6 million in the first quarter of fiscal 2011, or approximately 45.3%, compared to the same prior-year period. The increase was primarily attributable to an increase in sales of our PSOC family of products mainly due to higher demand in our capacitive and touchscreen applications in mobile devices. Our PSOC product families, including our touchscreen family, continued to gain new design wins, expanded our customer base and increase market penetration in a variety of end-market applications.

Data Communications Division:

Revenues from the Data Communications Division increased by $0.5 million in the first quarter of fiscal 2011 or approximately 1.8%, compared to the same prior-year period. The revenue increase was primarily attributable to increases in sales of our West Bridge controllers and other products offset by a decrease in sales of our communications products.

Memory Products Division:

Revenues from the Memory Products Division decreased by $6.7 million in the first quarter of fiscal 2011 or approximately 6.8%, compared to the same prior-year period. The revenue decrease was primarily attributable to a decrease in sales of our SRAM products driven by decreased demand from wireless and wireline end customers. This amount was partially offset by an increase in sales by our Image sensors product family.

Emerging Technologies and Other:

Revenues from Emerging Technologies and Other increased by $3.5 million in the first quarter of fiscal 2011 or approximately 133.7%, compared to the same prior-year period. The revenue increase was primarily attributable to an overall increase in demand as certain of the Emerging Technologies divisions are beginning initial production ramps.

Cost of Revenues/Gross Margins

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Cost of revenues	$104,334	$95,784
Gross margin	55.2%	52.6%

Gross margin percentage increased to 55.2% in the first quarter of fiscal 2011 from 52.6% in the first quarter of fiscal 2010. The significant gross margin increase was primarily due to favorable product mix and increased factory utilization resulting from increased production when compared to the same prior-year periods.

Research and Development (“R&D”) Expenses

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands, except percentages)
R&D expenses	$47,865	$40,049
As a percentage of revenues	20.5%	19.8%

R&D expenditures increased by $7.8 million in the first quarter of fiscal 2011 compared to the same prior-year period. The increase was primarily attributable to an increase of $1.8 million in employee-related costs due to an increase in personnel in our Emerging Technologies divisions, and a $1.7 million increase in certain bonus programs which paid out at higher levels when compared to the prior-year period. In addition, stock-based compensation increased $1.1 million in the first quarter of fiscal 2011 which was driven by the higher fair value of stock option and restricted stock units granted subsequent to the first quarter of fiscal 2010.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands, except percentages)
SG&A expenses	$58,652	$51,281
As a percentage of revenues	25.2%	25.4%

SG&A expenses increased by $7.4 million in the first quarter of fiscal 2011 compared to the same prior-year period. The increase was primarily attributable to a $4.1 million donation of a building to a charitable organization, and higher payroll taxes of $0.7 million related to an increase in stock option exercises and higher stock price for the performance based awards delivered in the first quarter of fiscal 2011. In addition, we had an increase in legal expense of $1.4 million due to litigation matters, and an increase of $1.2 million related to our annual sales conference in 2011 which did not take place in 2010. These amounts were partially offset by a reduction of $2.4 million in stock-based compensation expense and the sale of patents totaling $1.4 million.

Amortization of Acquisition-Related Intangible Assets

For the three months ended April 3, 2011, amortization decreased by approximately $0.1 million as compared to the same prior year period. The decrease in amortization was primarily due to certain intangible assets that had been fully amortized during fiscal 2010.

Restructuring

For the three months ended April 3, 2011 and April 4, 2010, we recorded restructuring charges of $0.7 million and $0.3 million, respectively. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

Fiscal 2010 Restructuring Plan

During the third quarter of fiscal 2010, we implemented a restructuring plan to exit certain of our back-end manufacturing operations located in the Philippines (“Fiscal 2010 Restructuring Plan”). These actions are intended to reduce the cost of our back-end manufacturing by selling our labor intensive assembly and test operations to lower cost third-party subcontractors in Asia and by the continued shifting of these operations to our fully automated back-end processes.

As of April 3, 2011, we recorded total restructuring charges of $2.7 million under the Fiscal 2010 Restructuring Plan, which was all related to personnel costs. As of April 3, 2011, our restructuring provision of $2.4 million was related to severance and benefits of our employees. We expect to eliminate approximately 300 manufacturing employees and 200 contractors or approximately 34% of our Philippines plant workforce by the end of fiscal 2011. Upon completion of all of our actions, we anticipate our annual savings impacting cost of goods sold after fiscal 2011 to be approximately $1.0 million, although there can be no assurance of this.

Fiscal 2008/9 Restructuring Plan

In fiscal 2008, we initiated a restructuring plan as part of a company-wide cost saving initiative which continued into 2010 aimed to reduce operating costs in response to the economic downturn (“Fiscal 2008/9 Restructuring Plan”).

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of January 2, 2011	$1,106
Provision	322
Non cash	257
Cash payments	(373)

Balance as of April 3, 2011	$1,312

As a result of the 2008/9 Restructuring Plan, we eliminated approximately 835 positions. In the fourth quarter of 2010, we completed the majority of the remaining actions we had for this plan.

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

The actions related to the 2007 Restructuring Plan were substantially completed in fiscal 2009. In the second quarter of 2010, we recorded a $2.4 million gain on the sale of certain equipment in our Texas facility. On a quarterly basis we continue to incur expenses related to ongoing maintenance and upkeep of the Texas facility until we complete the sale of the property.

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

The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets was $6.9 million as of April 3, 2011 and January 2, 2011.

We had expected to complete the disposal of the restructured assets by the fourth quarter of fiscal 2009; however, due to the downturn and uncertainty in the commercial real estate market we were unable to secure a buyer for the Texas facility. In response, during fiscal 2010 we revised the asking price for the property and expect to sell the facility within the next twelve months; however, there can be no assurance of this and our ability to complete the sale of any restructured assets may be impacted by the current economic and credit conditions.

Interest and Other Income, Net

The following table summarizes the components of interest and other income, net:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)
Interest income	$487	$589
Foreign currency exchange gain (loss), net	(462)	(471)
Changes in fair value of investment under the employee deferred compensation plan	1,474	835
Gain on sale of marketable equity investments	(71)	—
Other	178	(223)

Total interest and other income, net	$1,606	$730

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

The increase in the fair value of the investments relates to the increased performance of the portfolio on a year over year basis.

Income Taxes

Our income tax expense was $1.4 million for the three months ended April 3, 2011 and income tax expense was $2.1 million for the three months ended April 4, 2010. The tax provision for the first quarter of fiscal 2011 and fiscal 2010 was primarily attributable to income taxes associated with our non-U.S. operations

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information regarding our cash and investments and working capital:

	As of
(In thousands)	April 3, 2011	January 2, 2011
Cash, cash equivalents and short-term investments	$260,919	$434,261
Working capital	$244,725	$383,369

Key Components of Cash Flows

	Three Months Ended
(In thousands)	April 3, 2011	April 4, 2010
Net cash provided by operating activities	$35,343	$38,123
Net cash provided by (used in) investing activities	$30,711	$(43,757)
Net cash used in financing activities	$(209,639)	$(20,883)

During the three months ended April 3, 2011, net cash provided by operating activities was $35.3 million compared to net cash provided by operating activities of $38.1 million for the prior period. Operating cash flows for the three months ended April 3, 2011 were primarily driven by net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation and partially offset by the gain on the divestiture of Image Sensors product family. The changes in our working capital as of April 3, 2011 compared to January 2, 2011 were as follows:

•	Accounts receivable increased by $55.7 million due to higher distributor shipments.

•	Deferred revenues less cost of revenues increased by $46.4 million due to higher distributor shipments.

•	Accounts payable increased by $4.7 million due to timing of purchases and payments.

During the three months ended April 3, 2011, net cash provided by investing activities was $30.7 million compared to net cash used in investing activities of $43.8 million for the three months ended April 4, 2010. For the three months ended April 3, 2011, our investing activities primarily included the net proceeds of $34.9 million from the sales and maturities of investments offset by purchases of investments and the receipt of $14.9 million from our divestiture of image sensor business unit offset by expenditures of $19.3 million for property and equipment,

During the three months ended April 3, 2011, net cash used in financing activities was $209.6 million compared to net cash used in financing activities of $20.9 million for the three months ended April 4, 2010. For the three months ended April 3, 2011, we used a net $116.4 million on our yield enhancement program and used $117.1 million to repurchase our common shares and for the withholding of common shares for the tax obligations as our employees restricted shares vested. This was offset by the proceeds of $23.9 million from the issuance of common shares under our employee stock plans.

Liquidity and Contractual Obligations

Auction Rate Securities:

As of April 3, 2011, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. We have classified our auction rate securities totaling $19.1 million as long-term investments as of April 3, 2011.

During the first quarter of fiscal 2011, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. Based on the discounted cash flows, we estimated that the value of our auction rate securities is approximately 91% of their stated par value as of April 3, 2011.

Yield Enhancement Program:

On March 1, 2011 we entered into a short-term yield enhanced structured agreement with a maturity of less than 45 days at an aggregate price of approximately $57.6 million. On April 18, 2011, we settled this agreement and received 3 million shares of our common stock at an average price of $19.19 per share.

On March 9, 2011 we entered into a short-term yield enhanced structured agreement with a maturity of less than 45 days at an aggregate price of approximately $53.3 million. On April 20, 2011, we settled this agreement and received 1 million shares of our common stock at an aggregate price of $17.8 million with an average price of $17.77 per share. In addition, we received net cash proceeds of $0.9 million upon maturity.

Purchase Obligations:

We have outstanding purchase obligations, which primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. As of April 3, 2011, non-cancelable purchase obligations totaled approximately $51.0 million.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents, debt securities and the purchase of our stock through our stock buyback program. As of April 3, 2011, in addition to $119.6 million in cash and cash equivalents, we had $141.3 million invested in short-term investments for a total cash and short-term investment position of $260.9 million that is available for use in our current operations. In addition, we had $19.1 million of long-term investments primarily consisting of auction rate securities.

As of April 3, 2011, approximately 13% our cash and cash equivalents are offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions. We believe that liquidity provided by existing cash, cash equivalents and investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. We may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives including the acquisition of other companies and provide us with additional flexibility to take advantage of other business opportunities that arise.

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands, except per share amounts)
Non-GAAP gross margin	$135,427	$112,599
Non-GAAP research and development expenses	$41,883	$35,400
Non-GAAP selling, general and administrative expenses	$44,750	$39,432
Non-GAAP operating income	$48,795	$37,766
Non-GAAP net income attributable to Cypress	$48,483	$34,256
Non-GAAP net income per share attributable to Cypress—diluted	$0.24	$0.17

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

The following is a reconciliation of Non-GAAP measures to GAAP measures:

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
GAAP gross margin	$128,776	$106,487
Stock-based compensation expense	6,510	5,970
Changes in value of deferred compensation plan	204	142
Impairment of assets	(63)	—

Non-GAAP gross margin	$135,427	$112,599

GAAP research and development expenses	$47,865	$40,049
Stock-based compensation expense	(5,473)	(4,357)
Other acquisition-related expense	—	(2)
Changes in value of deferred compensation plan	(509)	(290)

Non-GAAP research and development expenses	$41,883	$35,400

GAAP selling, general and administrative expenses	$58,652	$51,281
Stock-based compensation expense	(8,854)	(11,247)
Other acquisition-related expense	—	(6)
Changes in value of deferred compensation plan	(923)	(596)
Building donation	(4,125)	—

Non-GAAP selling, general and administrative expenses	$44,750	$39,432

GAAP operating income	$55,118	$14,054
Stock-based compensation expense	20,837	21,574
Gain on divestiture	(34,291)	—
Other acquisition-related expense	698	784
Changes in value of deferred compensation plan	1,636	1,027
Restructuring charges	734	327
Building donation	4,125	—
Impairment of assets and other	(62)	—

Non-GAAP operating income	$48,795	$37,766

GAAP net income attributable to Cypress	$55,374	$12,674
Stock-based compensation expense	20,837	21,574
Gain on divestiture	(34,291)	—
Other acquisition-related expense	698	784
Changes in value of deferred compensation plan	162	192
Restructuring charges	734	327
Investment-related gains/losses	71	—
Building donation	4,125	—
Impairment of assets and other	(62)	—
Tax effects	835	(1,295)

Non-GAAP net income attributable to Cypress	$48,483	$34,256

GAAP net income per share attributable to Cypress - diluted	$0.28	$0.07
Stock-based compensation expense and other	0.10	0.11
Gain on divestiture	(0.17)	—
Building donation	0.02	—
Other acquisition-related expense	0.01	—
Tax effects	—	(0.01)

Non-GAAP net income per share attributable to Cypress - diluted	$0.24	$0.17

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Auction Rate Securities

As of April 3, 2011, all our auction rate securities are classified as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. The auction rate securities held by us are backed by student loans originated under the Federal Family Education Loan Program (FFELP), which are guaranteed by the U.S. Federal Department of Education.

As of April 3, 2011, all of our auction rate securities held by us were rated as either AAA or Aaa by the major independent rating agencies and all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified our auction rate securities totaling $19.1 million as long-term investments as of April 3, 2011. If the financial market continues to deteriorate, future downgrades could potentially impact the rating of our auction rate securities.

During fiscal 2011, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used at April 3, 2011 were as follows:

•	7 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 1.86%—5.52%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 91% of their stated par value as of April 3, 2011, representing a decline in value of approximately $2.0 million.

As a result of our adoption of the amended other-than-temporary impairment guidance on debt securities in the second quarter of fiscal 2009, we reclassified the non-credit portion of the previously recognized other-than-temporary impairment losses related to our auction rate securities of $5.3 million from accumulated deficit to accumulated other comprehensive loss.

The following table summarizes certain information related to our auction rate securities as of April 3, 2011:

	Fair Value	Fair Value Given a 100 Basis Point Increase in Interest Rates	Fair Value Given a 100 Basis Point Decrease in Interest Rates
	(In thousands)
Auction rate securities	$19,094	$21,003	$17,185

Investments in Publicly Traded and Privately Held Companies

We have equity investments in certain publicly traded companies. The marketable equity securities are classified as available-for-sale investments and are recorded at fair value with unrealized gain (loss) reported as a component in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. The fair value of the common stock is subject to market price volatility. The following table summarizes certain information related to these investments as of April 3, 2011:

Investments	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
	(In thousands)
Marketable equity securities	$2,236	$2,460	$2,012

We also have equity investments in several privately held companies, many of which are start-ups or in development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. As of April 3, 2011, the carrying value of our investments in privately held companies was $2.0 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended April 3, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 10 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

With the exception of the update to the risk factors set forth in this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended January 2, 2011.

We are increasingly dependent upon third-parties to manufacture, distribute, generate a significant portion of our sales, fulfill our customer orders and transport our product. Problems in the performance or availability of these companies could seriously harm our financial performance.

Although a majority of our products were fabricated in our manufacturing facilities located in Minnesota and the Philippines, we rely to a significant extent on independent contractors to manufacture our products. We expect to increase this reliance on third-party manufacturing in the future. For example, in December 2008, we substantially completed the exit of our manufacturing facility in Texas and transferred certain production to our more cost-competitive facility in Minnesota and outside foundries. In addition, if market demand for our products exceeds our internal manufacturing capacity and available capacity from our foundry partners, we may seek additional foundry manufacturing arrangements.

A shortage in foundry manufacturing capacity, which is more likely to occur at times of increasing demand, could hinder our ability to meet demand for our products and therefore adversely affect our operating results. In addition, greater demand for wafers produced by any such foundries without an offsetting increase in foundry capacity raises the likelihood of potential wafer price increases. Our operations would be disrupted if any of our foundry partners terminates its relationship with us or has financial issues and we are unable to arrange a satisfactory alternative to fulfill customer orders on a timely basis and in a cost-effective manner. However, there are only a few foundry vendors that have the capabilities to manufacture our most advanced products. If we engage alternative sources of supply, we may encounter start-up difficulties and incur additional costs. Also, shipments could be delayed significantly while these sources are qualified for volume production. The recent earthquake and tsunami in Japan and the aftermath have created significant economic uncertainty in that country. While we do not have significant operations in Japan, certain of our raw materials are sourced there. Based on a review of our extended semiconductor supply chain, we do not foresee any significant impact in the near term on our ability to supply product to our customers due to the events in Japan. We will continue to monitor the rapidly developing situation in Japan and its potential impact on our business.

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

Our channel partners include distributors and resellers. We continue to expand and change our relationships with our distributors and see an increase in the proportion of our revenues generated from our distributor channel in the future. Worldwide sales through our distributors accounted for approximately 70% of our net sales in Q1, 2011. We rely on many distributors to assist us in creating customer demand, providing technical support and other value-added services to our customers, filling customer orders and stocking our products. We face ongoing business risks due to our reliance on our channel partners to create and maintain customer relationships where we have a limited or no direct relationship. Should our relationships with our channel partners or their effectiveness decline, we face the risk of declining demand which could affect our results of operations. Our contracts with our distributor may be terminated by either party upon notice. In addition, our distributors are located all over the world and are of various sizes and financial conditions. Any disruptions to our distributors’ operations such as lower sales, lower earnings, debt downgrades, the inability to access capital markets and higher interest rates could have an adverse impact on our business.

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

Claims by other companies that we infringe their intellectual property or that patents on which we rely are invalid could adversely affect our business.

We are also from time to time involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. Moreover, a key element of our strategy is to enter new markets with our products. If we are successful in entering these new markets, we will likely be subject to additional risks of potential infringement claims against us as our technologies are deployed in new applications and face new competitors. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights, particularly in certain international markets, making misappropriation of our intellectual property more likely. Companies have asserted, and may again assert, patent, copyright and other intellectual property rights against our products or products using our technologies or other technologies used in our industry. We expect that we may continue to be involved in litigation and may have to appear in front of administrative bodies (such as the U.S. International Trade Commission) to defend against patent assertions against our products by companies, some of whom are attempting to gain competitive advantage or leverage in licensing negotiations. For example, we are a defendant in an alleged patent infringement case filed Avago Technologies, a competitor of the Company, and we are a plaintiff in a patent infringement case filed against GSI Technology.

We may not prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products were found to infringe on another company’s intellectual property rights, we could be subject to an injunction or required to redesign our products, which could be costly, or to license such rights and/or pay damages or other compensation to such other company. If we were unable to redesign our products, license such intellectual property rights used in our products or otherwise distribute our products through a licensed supplier, we could be prohibited from making and selling such products. In any potential dispute involving other companies’ patents or other intellectual property, our customers could also become the targets of litigation. We may also be contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by us. Reimbursements under indemnification arrangements we may agree to could have a material adverse effect on our results of operations. Any claims, regardless of their merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have a material adverse effect upon our market share, revenue and/or operating results.

Other companies or entities also have commenced, and may again commence, actions seeking to establish the invalidity of our patents. In the event that one or more of our patents are challenged, a court may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If our key patents are invalidated, or if the scope of the claims in any of these patents is limited by court decision, we could be prevented from licensing the invalidated or limited portion of such patents. Such adverse decisions could negatively impact our revenues. Even if such a patent challenge is not successful, it could be expensive and time consuming to address, divert management attention from our business and harm our reputation.

We believe we have meritorious defenses to each of these matters and we intend to vigorously defend ourselves. Unfortunately, such litigation and other claims are subject to inherent uncertainties.

We compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel would harm us.

To a greater degree than most non-technology companies, we depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain such personnel and to attract and retain other highly qualified personnel, particularly product and process engineers. We compete for these individuals with other companies, academic institutions, government entities and other organizations. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. Equity awards are critical to our ability to hire and retain such key personnel. We are currently asking our stockholders to vote to approve an additional 15 million shares for the Company’s 1994 Stock Plan. The vote will take place at our annual stockholders’ meeting on May 13, 2011. If do not receive approval for the additional 15 million shares from our stockholders, our ability to compete for, hire and retain quality personnel may be negatively impacted. In addition we may also need to significantly increase our cash based compensation significantly.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION

On May 6, 2011, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the first quarter of fiscal 2011 performance incentive plans. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our non-GAAP profit-before-taxes percentage as well as individual strategic, operational and financial goals established for each executive. The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement filed with the Securities and Exchange Commission on March 29, 2011) under the KEBP and the PBP in the first quarter of fiscal 2011:

Named Executive Officers	KEBP	PBP
T.J. Rodgers, President and Chief Executive Officer	—	$128,989
Christopher Seams, Executive Vice President, Sales, Marketing and Operations	$34,403	—
Brad W. Buss, Executive Vice President, Finance & Administration and Chief Financial Officer	$31,746	—
Paul Keswick, Executive Vice President, New Product Development	$31,536	—
Norman Taffe, Executive Vice President, Consumer and Computation Division	$27,187	—

Additionally, the Compensation Committee authorized quarterly and annual incentive payments under the KEBP, totaling $128,675, to six other senior executive officers who are not Named Executive Officers.

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: May 6, 2011	By:	/S/ BRAD W. BUSS
Brad W. Buss
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.