Form 10-Q
period 2011-07-03
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2011-08-08
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

The total number of outstanding shares of the registrant’s common stock as of August 1, 2011 was 171,935,090.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our manufacturing strategy; the number and impact of future personnel terminations and the expenses related thereto; our expectations, including the timing and savings, related to our restructuring activities which includes the sale of our restructured assets, including the Texas property; our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; our foreign currency exposure and the impact exchange rates could have on our operating margins, the adequacy of our cash and working capital positions; our expected return on our yield-enhancement program and the risks related to such an investment, our intended use of our line of credit; the value and liquidity of our investments, including auction rate securities and our other debt investments, our ability to recognize certain unrecognized tax benefits within the next twelve months as well as the resolution of agreements with various foreign tax authorities, our expectations regarding our outstanding warranty liability, the volatility of our stock price, the impact of new accounting standards on our financial statements, the impact of the credit crisis on consumers and the likelihood that we will need to settle the outstanding Grace lease payments. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets we serve and our investments; the current credit conditions; our ability to expand our customer base, our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; our ability to achieve liquidity in our investments and/or the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2011 (unaudited)	January 2, 2011
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$280,153	$263,183
Short-term investments	78,748	171,078
Accounts receivable, net	170,716	117,726
Inventories	104,969	101,763
Other current assets	60,471	41,908

Total current assets	695,057	695,658
Property, plant and equipment, net	291,575	260,122
Goodwill	31,836	31,836
Intangible assets, net	10,725	12,499
Other long-term assets	78,011	72,686

Total assets	$1,107,204	$1,072,801

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71,423	$59,817
Accrued compensation and employee benefits	44,128	43,292
Deferred revenues less cost of revenues	192,000	131,757
Income taxes payable	9,632	11,631
Dividends payable	15,262	—
Other current liabilities	65,208	65,792

Total current liabilities	397,653	312,289
Deferred income taxes and other tax liabilities	41,834	53,830
Other long-term liabilities	6,394	3,789

Total liabilities	445,881	369,908

Commitments and contingencies (Note 9)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 273,556 and 259,394 shares issued; 171,241 and 170,753 shares outstanding at July 3, 2011 and January 2, 2011, respectively	2,735	2,594
Additional paid-in-capital	2,533,974	2,401,996
Accumulated other comprehensive loss	(1,980)	(3,203)
Accumulated deficit	(397,805)	(494,002)

	2,136,924	1,907,385

Less: shares of common stock held in treasury, at cost; 102,315 and 88,641 shares at July 3, 2011 and January 2, 2011, respectively	(1,473,693)	(1,202,949)

Total Cypress stockholders’ equity	663,231	704,436
Noncontrolling interest	(1,908)	(1,543)

Total equity	661,323	702,893

Total liabilities and equity	$1,107,204	$1,072,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands, except per-share amounts)
Revenues	$254,978	$223,024	$488,088	$425,295

Costs and expenses:
Cost of revenues	115,958	98,078	220,292	193,862
Research and development	49,278	43,106	97,143	83,155
Selling, general and administrative	58,482	54,147	117,134	105,428
Amortization of acquisition-related intangibles	731	722	1,429	1,498
Restructuring costs (credits)	3,798	(173)	4,532	154
Gain on divestiture	—	—	(34,291)	—

Total costs and expenses, net	228,247	195,880	406,239	384,097
Operating income	26,731	27,144	81,849	41,198
Interest and other (expense) income, net	(341)	(1,165)	1,265	(435)

Income before income taxes	26,390	25,979	83,114	40,763
Income tax (benefit) provision	(14,433)	6,337	(13,083)	8,447

Income, net of taxes	40,823	19,642	96,197	32,316
Noncontrolling interest, net of taxes	(181)	(183)	(365)	(346)

Net income	40,642	19,459	95,832	31,970
Add: net income attributable to noncontrolling interest	181	183	365	346

Net income attributable to Cypress	$40,823	$19,642	$96,197	$32,316

Net income per share attributable to Cypress:
Basic	$0.24	$0.12	$0.57	$0.20
Diluted	$0.21	$0.10	$0.49	$0.17
Cash dividends declared per share	$0.09	$—	$0.09	$—
Shares used in net income per share calculation:
Basic	168,723	160,749	170,034	159,840
Diluted	192,276	190,342	196,110	190,617

The accompanying notes are an integral part of these condensed consolidated financial statements

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 3, 2011	July 4, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$95,832	$31,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,240	25,771
Stock-based compensation expense	50,577	47,853
Contribution of asset	4,000	—
Gain on divestiture	(34,291)	—
Restructuring charges	4,532	2,545
Loss on sale or retirement of property and equipment, net	1,350	(2,387)
Gain on sale of investments, net	—	(12)
Deferred income taxes and other tax liabilities	(13,288)	4,979
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(52,990)	(58,946)
Inventories	(8,185)	8,384
Other assets	(27,407)	(6,364)
Accounts payable and other accrued liabilities	3,600	(2,025)
Deferred revenues less cost of revenues	60,243	32,386

Net cash provided by operating activities	112,213	84,154

Cash flows from investing activities:
Purchases of available-for-sale investments	(72,385)	(45,511)
Proceeds from sales or maturities of available-for-sale investments	170,097	14,010
Net contributions (distributions) of deferred compensation plan	975	(445)
Acquisition of property and equipment	(53,591)	(26,405)
Proceeds from sales of property and equipment	1,176	2,657
Proceeds from divestiture	34,025	—
Cash paid for other investments	(2,962)	(2,000)

Net cash provided by (used in) investing activities	77,335	(57,694)

Cash flows from financing activities:
Repurchase of common shares	(101,470)	—
Withholding of common shares for tax obligations on vested restricted shares	(41,442)	(9,057)
Proceeds from issuance of common shares under employee stock plans	48,240	39,781
Yield enhancement structured agreements settled in cash, net	49,927	2,970
Yield enhancement structured agreements settled in stock	(127,833)	(114,916)

Net cash used in financing activities	(172,578)	(81,222)

Net increase (decrease) in cash and cash equivalents	16,970	(54,762)
Cash and cash equivalents, beginning of period	263,183	243,558

Cash and cash equivalents, end of period	$280,153	$188,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. We end our quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2011 has 52 weeks and fiscal 2010 had 52 weeks. The second quarter of fiscal 2011 ended on July 3, 2011 and the second quarter of fiscal 2010 ended on July 4, 2010.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly the financial information included therein. The financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The condensed consolidated results of operations for the three and six months ended July 3, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard amending U.S. generally accepted accounting principles (“GAAP”) fair value measurements and disclosures for the purpose of ensuring that fair value measurement and disclosure requirements are the same across both U.S. GAAP and International Reporting Standards (“IFRS”). The standard contains amendments changing the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, clarifying the application of existing fair value measurement requirements and changing a particular principle for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for the Company’s interim and annual periods beginning January 2, 2012. Additionally, the standard expands certain disclosure requirements, including qualitative disclosures selected to level 3 fair value measurements. Early adoption is not permitted. We do not expect this new standard to significantly impact our consolidated financial statements.

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and IFRS. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting in one continuous statement or two separate but consecutive statements. This guidance is effective for the Company’s interim and annual periods beginning January 2, 2012. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements, as it only requires a change in the format of presentation.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 2. DIVESTITURE

As part of Cypress’s continued efforts to focus on programmable products including our flagship PSoC® programmable system-on-chip solutions and our TrueTouch™ touch-sensing controllers, we divested our image sensors product families and sold it to ON Semiconductor Corporation (ON) on February 27, 2011.

Product Families / Businesses	Reportable Segment	Buyer	Total Consideration
The image sensors product families	Memory Products Division	ON Semiconductor	$34.0 million

In connection with the divestiture, we recorded a gain of $34.3 million. We received $14.9 million in cash in March of 2011 and received the remaining $19.1 million on April 29, 2011. The following table summarizes the components of the gain:

Image Sensors
(In thousands)
Cash proceeds	$34,025

Assets sold:
Inventories	(3,617)
Prepaid and other assets	(2,003)
Property, plant and equipment	(1,178)
Liabilities disposed of:
Accounts payable	1,508
Other liabilities	3,416
Taxes payable	1,129
Customer advances	1,239
Transaction and other costs	(228)

Gain on divestiture	$34,291

In connection with the divestiture of the image sensor product families, we transferred approximately 80 employees to ON Semiconductor. In addition, we have entered into a transition service agreement (“TSA”) with ON where we will act as an agent and provide certain services related to shipping, manufacturing, planning and general administrative functions including the billing and collection of shipments to ON customers and payments to vendors for manufacturing activities. As a result of the TSA we may end up with a net payable or receivable to or from ON as we collect receivables and make payments to vendors on behalf of ON. As of July 3, 2011 the TSA resulted in a $3.3 million payable to ON by Cypress and is reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheet. We anticipate providing services under the TSA through the third quarter of 2011.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at July 3, 2011 and January 2, 2011 was $31.8 million. The Consumer and Computation Division (“CCD”) is the only reportable business segment with goodwill.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible Assets

The following tables present details of our intangible assets:

As of July 3, 2011	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$95,134	$(87,319)	$7,815
Non-acquisition related intangible assets	10,548	(7,638)	2,910

Total intangible assets	$105,682	$(94,957)	$10,725

As of January 2, 2011	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$100,134	$(91,490)	$8,644
Non-acquisition related intangible assets	10,548	(6,693)	3,855

Total intangible assets	$110,682	$(98,183)	$12,499

As of July 3, 2011, the estimated future amortization expense of intangible assets was as follows:

(In thousands)
2011 (remaining six months)	$2,409
2012	4,380
2013	3,434
2014	502

Total future amortization expense	$10,725

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4. RESTRUCTURING

For the three and six months ended July 3, 2011, we recorded restructuring charges of $3.8.million and $4.5.million, respectively. For the three and six months ended July 4, 2010, we recorded a net restructuring credit of $0.2 million and a net charge of $0.2 million, respectively. The restructuring benefit recorded in the second quarter of 2010, included a $2.4 million gain on the sale of certain equipment in our Texas facility. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

Fiscal 2011 Restructuring Plan

In fiscal 2011, we initiated a restructuring plan which allows us to continue to allocate and align our resources to the business units that we expect will drive future development and revenue growth (“Fiscal 2011 Restructuring Plan”). Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Provision	$4,464
Cash payments	(1,277)

Balance as of July 3, 2011	$3,187

Restructuring balances under the 2011 Plan related primarily to personnel costs.

Fiscal 2010 Restructuring Plan

In the third quarter of fiscal 2010 we implemented a restructuring plan to exit certain of our back-end manufacturing operations located in the Philippines (“Fiscal 2010 Restructuring Plan”). These actions are intended to reduce the cost of our back-end manufacturing by selling our labor intensive assembly and test operations to lower cost third-party subcontractors in other parts of Asia and by the continued shifting of these operations to our fully automated back-end processes.

(In thousands)
Balance as of January 2, 2011	$2,206
Provision	407
Cash payments	(214)

Balance as of April 3, 2011	2,399
Cash payments	(67)

Balance as of July 3, 2011	$2,332

Under the Fiscal 2010 Restructuring Plan, we recorded restructuring charges of zero and $0.4 million, respectively, for the three and six months ended July 3, 2011. No charges were recorded in the second half of 2010. As of July 3, 2011, our restructuring reserve of $2.3 million was related to personnel costs associated with severance and benefits of our employees. We expect to eliminate approximately 300 manufacturing employees and 200 contractors or approximately 34% of our Philippines plant workforce by the end of fiscal 2011.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fiscal 2008/9 Restructuring Plan

In fiscal 2008, we initiated a restructuring plan as part of a company-wide cost saving initiative which continued into 2011 aimed to reduce operating costs in response to the economic downturn (“Fiscal 2008/9 Restructuring Plan”). Restructuring actives related to personnel costs are summarized as follows:

(In thousands)
Balance as of January 2, 2011	$1,106
Provision	322
Non-cash	257
Cash payments	(373)

Balance as of April 3, 2011	1,312
Provision	(733)
Cash payments	(415)

Balance as of July 3, 2011	$164

As a result of the Fiscal 2008/9 Restructuring Plan, we have eliminated approximately 835 positions. In the second quarter of 2011, we substantially completed the remaining actions we had for this plan.

Assets Held For Sale:

In fiscal 2007 we implemented a restructuring plan to exit our manufacturing facility located in Round Rock, Texas (“Fiscal 2007 Restructuring Plan”). The Texas facility ceased operations in the fourth quarter of fiscal 2008. The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets was $6.9 million as of July 3, 2011 and January 2, 2011.

We had expected to complete the disposal of the restructured assets by the fourth quarter of fiscal 2009; however, due to the downturn and uncertainty in the commercial real estate market, we were unable to secure a buyer for the Texas facility. In response, during fiscal 2010 we revised the asking price for the property we expect to sell the facility within the next twelve months; however, there can be no assurance of this and our ability to complete the sale of any restructured assets may be impacted by the current economic and credit conditions.

On a quarterly basis we continue to incur expenses related to ongoing maintenance and upkeep of the Texas facility until we complete the sale of the property.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	July 3, 2011	January 2, 2011
	(In thousands)
Accounts receivable, gross	$174,638	$121,876
Allowance for doubtful accounts receivable and sales returns	(3,922)	(4,150)

Total accounts receivable, net	$170,716	$117,726

Inventories

	As of
	July 3, 2011	January 2, 2011
	(In thousands)
Raw materials	$6,835	$7,350
Work-in-process	75,324	72,072
Finished goods	22,810	22,341

Total inventories	$104,969	$101,763

Other Current Assets

	As of
	July 3, 2011	January 2, 2011
	(In thousands)
Prepaid expenses	$32,475	$24,004
Prepaid to Grace (see Note 9)	7,571	—
Assets held for sale (see Note 4)	6,913	6,913
Other current assets	13,512	10,991

Total other current assets	$60,471	$41,908

Other Long-Term Assets

	As of
	July 3, 2011	January 2, 2011
	(In thousands)
Employee deferred compensation plan	$33,033	$30,458
Investments:
Debt securities	18,931	23,708
Equity securities	6,185	2,804
Prepaid to Grace (see Note 9)	4,432	2,460
Other assets	15,430	13,256

Total other long-term assets	$78,011	$72,686

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Current Liabilities

	As of
	July 3, 2011	January 2, 2011
	(In thousands)
Employee deferred compensation plan	$32,591	$29,974
Restructuring accrual (See Note 4)	5,901	3,559
Payable to ON Semiconductor Corporation (see Note 2)	3,279	—
Other current liabilities	23,437	32,259

Total other current liabilities	$65,208	$65,792

Deferred Income Taxes and Other Tax Liabilities

	As of
	July 3, 2011	January 2, 2011
	(In thousands)
Deferred income taxes	$216	$(1,135)
Non-current tax liabilities	41,618	54,965

Total deferred income taxes and other tax liabilities	$41,834	$53,830

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	As of July 3, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$5,607	$—	$5,607
Money market funds	49,754	—	—	49,754
Corporate notes/bonds	—	38,859	—	38,859
Auction rate securities	—	—	18,931	18,931
Federal Agency	—	16,723	—	16,723
US Treasury	10,059	—	—	10,059
Marketable equity securities	2,185	—	—	2,185
Employee deferred compensation plan:
Cash and cash equivalents	1,959	—	—	1,959
Money market	382	—	—	382
Mutual funds	22,041	—	—	22,041
Fixed income	2,778	—	—	2,778
Equity securities	5,873	—	—	5,873

Total financial assets	$95,031	$61,189	$18,931	$175,151

Financial Liabilities
Employee deferred compensation plan	$32,591	$—	$—	$32,591

Total financial liabilities	$32,591	$—	$—	$32,591

	As of January 2, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$2,399	$—	$2,399
Money market funds	105,058	—	—	105,058
U.S. treasuries	50,054	—	—	50,054
Corporate notes/bonds	—	52,503	—	52,503
Federal agency	—	25,958	—	25,958
Auction rate securities	—	—	23,708	23,708
Marketable equity securities	804	—	—	804
Employee deferred compensation plan:
Cash and cash equivalents	1,771	—	—	1,771
Money market	386	—	—	386
Mutual funds	20,579	—	—	20,579
Fixed income	3,045	—	—	3,045
Equity securities	4,677	—	—	4,677

Total financial assets	$186,374	$80,860	$23,708	$290,942

Financial Liabilities
Employee deferred compensation plan	$29,974	$—	$—	$29,974

Total financial liabilities	$29,974	$—	$—	$29,974

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Valuation Techniques:

We use quoted prices for identical instruments in active markets to determine the fair value for our Level 1 financial instruments, which include U.S. treasuries, money market funds and marketable equity securities. Our employee deferred compensation plan is classified as Level 1 as the plan invests mutual funds, marketable equity securities and our common stock.

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

Our Level 3 financial assets include investments in auction rate securities. The valuation techniques are described as follows:

Auction Rate Securities:

As of July 3, 2011, all of our auction rate securities are classified as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years and are usually found in the form of municipal bonds, preferred stock, and a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans originated under the Federal Family Education Loan Program (FFELP), which are guaranteed by the U.S. Federal Department of Education.

As of July 3, 2011, all of our auction rate securities held by us were rated as either AAA, Aaa or A3 by the major independent rating agencies and all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified our auction rate securities totaling $18.9 million as long-term investments as of July 3, 2011.

Quarterly we perform an analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used at July 3, 2011 were as follows:

•	7 years to liquidity

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 1.60% – 5.4%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 90% of their stated par value as of July 3, 2011, representing a decline in value of approximately $2.1 million which was recorded in accumulated other comprehensive loss as an unrealized loss. In second quarter ended July 3, 2011, the issuers redeemed $0.1 million of our student loan auction rate securities at par value.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

Auction Rate Securities
(in thousands)
Balance as of January 2, 2011	$23,708
Unrealized gain recorded in Other comprehensive loss	523
Realized loss	(75)
Amount settled at par	(5,225)

Balance as of July 3, 2011	$18,931

Available-For-Sale Securities

The following table presents our fair value hierarchy for our investments measured at fair value on a non-recurring basis and the impairment loss related to these investments:

	000000	000000	000000	000000
	Level 1	Level 2	Level 3	Total as of July 3, 2011
Non-marketable equity securities (in thousands)	$—	$—	$4,000	$4,000

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7. INVESTMENTS

Cash Equivalents, Available-For-Sale Securities, Equity Securities and other investments

The following tables summarize our cash equivalents, available-for-sale securities, equity securities and other investments:

As of July 3, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$49,754	$—	$—	$49,754
Commercial paper	516	—	—	516

Total cash equivalents	50,270	—	—	50,270

Short-term investments:
Certificate of deposit	8,016	—	—	8,016
U.S. treasuries	9,998	61	—	10,059
Corporate notes/bonds	38,754	107	(2)	38,859
Federal agency	16,719	9	(5)	16,723
Commercial paper	5,091	—	—	5,091

Total short-term investments	78,578	177	(7)	78,748

Long-term investments:
Auction rate securities	21,000	—	(2,069)	18,931
Marketable equity securities	2,043	142	—	2,185

Total long-term investments	23,043	142	(2,069)	21,116

Total cash equivalents, available-for-sale securities, equity securities and other investments	$151,891	$319	$(2,076)	$150,134

As of January 2, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$105,058	$—	$—	$105,058

Total cash equivalents	105,058	—	—	105,058

Short-term investments:
Certificate of deposit	40,163	—	—	40,163
U.S. treasuries	50,053	2	(1)	50,054
Corporate notes/bonds	52,390	135	(22)	52,503
Federal agency	25,983	5	(30)	25,958
Commercial paper	2,400	—	—	2,400

Total short-term investments	170,989	142	(53)	171,078

Long-term investments:
Auction rate securities	26,300	—	(2,592)	23,708
Marketable equity securities	1,187	—	(383)	804

Total long-term investments	27,487	—	(2,975)	24,512

Total cash equivalents, available-for-sale securities, equity securities and other investments	$303,534	$142	$(3,028)	$300,648

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The available-for-sale debt investments that we hold are all high investment grade. The unrealized losses on our investments are due primarily to changes in interest rates and market conditions of the underlying securities. Because we do not intend to sell and it is likely we will not be required to sell before recovering our cost, which may be at maturity, except for the impairment recorded in the respective periods, we did not consider these investments to be other-than-temporarily impaired as of July 3, 2011 and January 2, 2011.

For individual marketable equity securities with unrealized losses, we evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time, we did not consider these investments to be other-than-temporarily impaired as of July 3, 2011 and January 2, 2011.

As of July 3, 2011, contractual maturities of our available-for-sale, non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$21,000	$18,931
Maturing in one to three years	34,911	35,023
Maturing in more than three years	93,937	93,995

Total	$149,848	$147,949

Realized gains and losses from sales of available-for-sale and non-equity investments were immaterial for all periods presented. Proceeds from sales or maturities of available-for-sale investments were $170.1 million and $14.0 million for the six months ended July 3, 2011 and July 4, 2010, respectively.

Investments in Equity Securities

The following table summarizes our equity investments:

	As of
	July 3, 2011	January 2, 2011
	(In thousands)
Long-term investments:
Marketable equity securities	$2,185	$804
Non-marketable equity securities	4,000	2,000

Total investment in equity long-term investments	$6,185	$2,804

We did not sell any equity investments during the six months ended July 3, 2011and July 4, 2010.

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

Under the deferred compensation plan, the assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of July 3, 2011 and January 2, 2011, the fair value of the assets was $33.0 million and $30.5 million, respectively, and the fair value of the liabilities was $32.6 million and $30.0 million, respectively.

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other (expense) income, net	$6	$(2,177)	$1,480	$(1,342)
Changes in fair value of liabilities recorded in:
Cost of revenues	2	294	(202)	153
Research and development expenses	(58)	648	(567)	358
Selling, general and administrative expenses	$4	1,239	(919)	643

Total income (expense)	$(46)	$4	$(208)	$(188)

NOTE 8. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Cost of revenues	$6,714	$7,253	$13,224	$13,223
Research and development	6,941	6,060	12,414	10,417
Selling, general and administrative	16,085	12,966	24,939	24,213

Total stock-based compensation expense	$29,740	$26,279	$50,577	$47,853

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

Consolidated cash proceeds from the issuance of shares under the employee stock plans were approximately $48.2 million and $39.8 million for the six months ended July 3, 2011 and July 4, 2010, respectively. We did not recognize a tax benefit from stock option exercises for the six months ended July 3, 2011 or July 4, 2010.

As of July 3, 2011 and January 2, 2011, stock-based compensation capitalized in inventories totaled $4.8 million and $6.2 million, respectively.

The following table summarizes the stock-based compensation expense by type of award:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Stock options	$4,041	$6,299	$7,560	$11,562
Restricted stock units and restricted stock awards	23,933	19,117	39,275	34,197
ESPP	1,766	863	3,742	2,094

Total stock-based compensation expense	$29,740	$26,279	$50,577	$47,853

The following table summarizes the unrecognized stock-based compensation balance by type of award:

	As of July 3, 2011	Weighted-Average Amortization Period
	(In thousands)	(In years)
Stock options	$20,904	1.97
Restricted stock units and restricted stock awards	89,138	1.46
ESPP	1,958	0.46

Total unrecognized stock-based compensation balance	$112,000	1.54

Valuation Assumptions

We estimated the fair value of the stock options and ESPP using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Expected life	0.5 - 7.3 years	0.5 - 7.0 years	0.5 - 7.3 years	0.5 - 7.0 years
Volatility	37.6% - 43.8%	47.4% - 54.5%	37.6% - 50.3%	42.2% - 54.5%
Risk-free interest rate	0.1% - 2.5%	0.2% - 2.7%	0.1% - 2.9%	0.1% - 3.1%
Dividend yield	1.7%	—	0%- 1.7%	—

The fair value of the restricted stock units and the restricted stock awards was based on our stock price on the date of grant.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity Incentive Program

As of July 3, 2011, approximately 26.2 million stock options or 13.9 million restricted stock units and restricted stock awards were available for grant under the Amended and Restated 1994 Stock Plan.

Stock Options:

The following table summarizes our stock option activities:

	Shares	Weighted-Average Exercise Price Per Share
	(In thousands, except per-share amounts)
Options outstanding as of January 2, 2011	36,070	$5.51
Granted	278	$21.50
Exercised	(5,128)	$4.66
Forfeited or expired	(540)	$7.72

Options outstanding as of April 3, 2011	30,680	$5.76
Granted	38	$20.22
Exercised	(3,921)	$4.09
Forfeited or expired	(382)	$8.85

Options outstanding as of July 3, 2011	26,415	$5.98

Options exercisable as of July 3, 2011	16,784	$4.45

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes our restricted stock unit and restricted stock award activities:

	Shares	Weighted-Average Fair Value per Share
	(In thousands, except per-share amounts)
Balance as of January 2, 2011	14,970	$4.90
Granted	94	$21.25
Vested	(4,635)	$21.27
Forfeited	(679)	$8.16

Balance as of April 3, 2011	9,750	$2.95
Granted	735	$19.25
Vested	(486)	$21.22
Forfeited	(699)	$9.36

Balance as of July 3, 2011	9,300	$8.95

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The balance as of July 3, 2011 included approximately 4.4 million performance-based restricted stock units and restricted stock awards granted under the 1994 Amended and Restated Plan. These performance-based awards (“PARS”) were issued to certain senior-level employees in fiscal 2007 and 2011 and can be earned ratably over fiscal 2011, subject to the achievement of certain performance milestones set by the Compensation Committee of the Board of Directors (“Board”). These performance milestones can include:

•	stock appreciation target against the Philadelphia Semiconductor Sector Index (“SOXX”);

•	certain levels of non-GAAP free cash flows, non-GAAP operating income, non-GAAP operating expense, non-GAAP gross margin percentage, non-GAAP profit-before-taxes percentage; and

•	annual revenue growth and revenue growth in certain products.

If the milestones are not achieved, the shares are forfeited and cannot be earned in future periods.

We estimated the fair value of the shares granted with the market-condition milestone using a Monte Carlo valuation model with the following weighted-average assumptions:

	Six Months Ended
	July 3, 2011	July 4, 2010
Volatility of our common stock	35.7%	39.8%
Volatility of the SOXX	25.2%	30.3%
Correlation coefficient	0.77	0.77
Risk-free interest rate	0.2%	0.3%

The fair value of the shares with the performance-related milestones was equivalent to the grant-date fair value of our common stock. In addition, we granted other performance-based and service-based restricted stock units whose fair value is typically equivalent to the grant-date fair value of our common stock.

NOTE 9. COMMITMENTS AND CONTINGENCIES

During the fourth quarter of fiscal 2010 and the first half of fiscal 2011, we advanced $2.5 million and $13.1 million, respectively, in pre-payments to Grace Semiconductor Manufacturing Corporations (“Grace”), a strategic foundry partner, to secure a certain supply of wafers. The pre-payments will be applied to purchases of inventory from Grace over an estimated period of 10 to 18 months but no longer than the next two years. At July 3, 2011, the unapplied pre-payment balance was $12.0 million.

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

The following table presents our warranty activities, including amounts recorded in the allowance for sales returns:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Beginning balance	$3,466	$4,701	$3,347	$3,151
Settlements made	(435)	(1,859)	(656)	(2,854)
Provisions	89	1,271	429	3,816

Ending balance	$3,120	$4,113	$3,120	$4,113

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Charitable Donation of Building

On April 1, 2011, we sold a building to a charitable organization for $4.0 million in exchange for a promissory note. The promissory note will be paid over the next four years in $1.0 million annual payments and is reflected in our Condensed Consolidated Balance Sheet as “Other current assets” and “Other long-term assets”. In addition, we made a $4.0 million unconditional pledge to the same charitable organization to be paid in four $1.0 million installments over the next four years. This amount is reflected in “Other current liabilities” and “Other non-current liabilities.

Litigation and Asserted Claims

On August 21, 2009, XPoint Technologies filed a single patent infringement case against us and 29 other defendants in the U.S. District Court in Delaware. The patent at issue covers XPoint’s technology for data transfer between storage devices and network devices without the use of a CPU or memory. To date, all but Cypress and one other defendant have reached a settlement with XPoint. As a result, our potential exposure and the scope of discovery in this case has been narrowed significantly, and our potential exposure is now limited to a possible royalty on no more than an immaterial amount of our sales. Trial has been set for February 2012. We believe we have strong defenses to the allegations set forth in the complaint and will vigorously defend ourselves in this matter.

On January 21, 2011, Avago Technologies filed a patent infringement case against us in the U.S. District Court in Delaware. The three patents at issue cover Avago’s touch technology, including finger navigation. Avago has made no specific demand for relief in this matter. Accordingly, the possible range of losses is unknown at this time. On June 16th, we submitted Avago’s U.S. Patent No. 7,189,985 for inter partes reexamination by the U.S. Patent and Trademark Office. On July 20th, we learned that our request for re-examination was accepted. We believe we have meritorious defenses to the allegations set forth in the complaint and will vigorously defend ourselves in this matter.

On March 30, 2011, we filed a five patent infringement case against GSI Technology in the U.S. District Court in Minnesota. The five patents at issue cover GSI’s static random access memory (SRAM) technology, including GSI’s Sigma DDR and SigmaQuad II and III families of memory products. We are seeking damages as well as injunctive relief from the court. On June 10th, we filed an action with the ITC to enjoin the importation of GSI products that infringe four of our U.S. patents. On July 23rd, the action was formally instituted by the ITC. On July 22nd, GSI filed a request for re-examination of our U.S. Patent No. 7,142,477 with the U.S. Patent and Trademark Office as well as a civil complaint with the Federal District Court in Northern California. The complaint accuses the QDR Consortium, of which we are a member, of certain anti-competitive activity. Aside from injunctive relief, GSI has made no specific monetary demand in the anti-trust matter. Accordingly, the possible range of monetary loss in the matter, if any is demanded in the future, is unknown at this time. We believe we have meritorious defenses to the allegations set forth in the complaint and will vigorously defend ourselves in this matter.

On July 26, 2011, Commonwealth Research Group, LLC (“CRG”) filed a single patent infringement case against us and 12 other defendants in the U.S. District Court in Delaware. As a non-practicing entity, CRG does not sell or produce any products or services to the public. The complaint accuses our PSoC5 of infringing CRG’s patent for a “system for conserving energy among electrical components.” CRG is seeking injunctive as well as unspecified monetary damages. However, given that our PSoC5 is not yet commercially available, there are no commercial sales on which to award damages. We are currently investigating the claims asserted in the complaint and intend to vigorously defend ourselves in this matter. CRG has made no specific demand for relief in this matter.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 10. DEBT AND EQUITY TRANSACTIONS

Line of Credit

In March 2011, we amended our revolving line of credit with Silicon Valley Bank to extend the maturity of the credit facility to February 28, 2012 and to reduce the commitment amount from $25.0 million to $15.0 million. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate (3.25% as of July 3, 2011) or LIBOR plus 2.5% (2.75% as of July 3, 2011). The line of credit agreement includes a variety of standard covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on our capital stock, and transfers of assets and financial covenants with respect to an adjusted quick ratio and tangible net worth. As of July 3, 2011, we were in compliance with all of the financial covenants under the line of credit. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures. To date, there have been no borrowings under the line of credit.

Stock Repurchase Program

On October 21, 2010, our Board authorized a $600 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, cash balances and anticipated uses and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at our discretion. As of July 3, 2011, we have used $299.8 million to repurchase 15.4 million shares with $300.2 million remaining under the program available for additional repurchases.

Dividends

Our Board declared the first cash dividend of $0.09 per share payable to holders of record of our common stock at the close of business on June 24, 2011. This dividend was paid on July 21, 2011 and totaled $15.3 million. Future dividend payments remain subject to the discretion of the Board. No dividends were paid in the first half of fiscal 2011 or fiscal 2010.

Yield Enhancement Program

The Audit Committee has approved a yield enhancement strategy intended to improve the yield on our available cash. As part of this program, the Audit Committee authorized us to enter into short-term yield enhanced structured agreements, typically with maturities of 90 days or less, correlated to our stock price. Under the agreements we have entered into to date, we pay a fixed sum of cash upon execution of an agreement in exchange for the financial institution’s obligations to pay either a predetermined amount of cash or shares of our common stock depending on the closing market price of our common stock on the expiration date of the agreement. The shares received upon the maturing of a yield enhancement structure are included in our “shares of common stock held in treasury” in the accompanying Condensed Consolidated Balance Sheet.

The following table summaries the activity and settlements of our yield enhancement program in the first half of fiscal 2011:

Period	Aggregate Price Paid	Total Proceeds Received Upon Maturity	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
	(In thousands, except per-share amounts)
Q1 2011	$207,301	$83,377	6,500	$19.67
Q2 2011	58,330	60,421	—	$—

Total	$265,631	$143,798	6,500	$19.67

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss) were as follows:

	As of
	July 3, 2011	Jan 2 , 2011
	(In thousands)
Accumulated net unrealized losses on available-for-sale investments	$(1,776)	$(2,698)
Other	(204)	(505)

Total accumulated other comprehensive loss	$(1,980)	$(3,203)

The components of comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Net income attributable to Cypress	$40,823	$19,642	$96,197	$32,316
Net unrealized (losses) gains on available-for-sale investments	(42)	(606)	921	(1,038)
Change in prior service cost	150	(528)	300	(528)

Total comprehensive income	$40,931	$18,508	$97,418	$30,750

NOTE 12. FOREIGN CURRENCY DERIVATIVES

We operate and sell products in various global markets and purchase capital equipment using foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. We may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of our subsidiaries and forecasted revenues and expenses. We do not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of July 3, 2011.

As of July 3, 2011 and January 2, 2011, our hedging instruments consisted primarily of foreign currency forward contracts. We estimate the fair value of our forward contracts based on spot and forward rates from published sources.

We record hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Interest and other income, net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of July 3, 2011, we had an outstanding forward contract with an aggregate notional value of $0.7 million to hedge the risks associated with foreign currency denominated assets and liabilities. As of January 2, 2011, we had outstanding forward contracts with an aggregate notional value of $0.4 million to hedge the risks associated with foreign currency denominated assets and liabilities.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 13. INCOME TAXES

Our income tax benefit was $14.4 million and tax expense was $6.3 million for the three months ended July 3, 2011 and July 4, 2010, respectively. Our income tax benefit was $13.1 million and tax expense was $8.4 million for the six months ended July 3, 2011 and July 4, 2010, respectively. The tax benefit for the second quarter and first half of fiscal 2011 was primarily attributable to a release of previously accrued taxes and interest of $18.4 million due to the completion of an income tax examination, and expired statutes of limitations in foreign jurisdictions, partially offset by non-U.S. taxes on income earned in foreign jurisdictions. The tax expense for the first half of fiscal 2010 is primarily attributable to non-U.S. income taxes on income earned in foreign jurisdictions.

Subject to the filing of our 2010 tax return, Cypress’s remaining federal net operating loss carry-forwards utilizable in future periods, subject to applicable federal limitations, are approximately $607.1 million as of January 3, 2011. Of this amount, approximately $495.9 million is due to stock option deductions and original issue discount. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. In addition, Cypress has federal tax credit carryforwards of approximately $117.9 million. While our U.S. federal income tax returns prior to 2006 are not open for assessment, the Internal Revenue Service (“IRS”) can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to 2006 and subsequent years.

Unrecognized Tax Benefits

As of July 3, 2011 and January 2, 2011, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $27.4 million and $43.6 million, respectively.

Management believes events that could occur in the next twelve months and cause a material change in our unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the foreign taxing authorities; and

•	expiration of statutes of limitations on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We believe it is possible that within the next twelve months we may recognize approximately $5 to $7 million of our existing unrecognized tax benefits.

Classification of Interest and Penalties

Our policy is to classify interest and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of July 3, 2011 and January 2, 2011, accrued interest and penalties totaled $10.2 million and $10.1 million, respectively.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Tax Examinations

The IRS has completed its examination of fiscal years 2006-2008. The examination resulted in no material adjustments to our tax liabilities. In addition, non-U.S. tax authorities have completed their income tax examinations of our subsidiary in India for fiscal years 2005-2007 and our subsidiary in the Philippines for 2007. The proposed adjustments in India have been appealed, and we believe the ultimate outcome of these appeals will not result in a material adjustment to our tax liability. The Philippines examination for 2007 resulted in no material adjustments to our tax liabilities. An income tax examination of our Philippine subsidiary for the 2008 fiscal year is in progress.

Spin-Off of SunPower

We have a tax sharing agreement with SunPower providing for each of the parties’ obligations concerning various tax liabilities. The tax sharing agreement is structured such that, for all open tax years prior to 2009, we will pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis (as defined under applicable federal, state or foreign law) reduced by SunPower’s portion of such tax liability or benefit determined based upon its separate return tax liability as defined under the tax sharing agreement. Such liability or benefit will be based on a pro forma calculation as if SunPower were filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis with us subject to adjustments as set forth in the tax sharing agreement.

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

NOTE 14. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands, except per-share amounts)
Net income attributable to Cypress	$40,823	$19,642	$96,197	$32,316
Weighted-average common shares	168,723	160,749	170,034	159,840
Weighted-average diluted shares	192,276	190,342	196,110	190,617
Net income per share—basic	$0.24	$0.12	$0.57	$0.20
Net income per share—diluted	$0.21	$0.10	$0.49	$0.17
Anti-dilutive securities excluded from net income per share- diluted computation	1,572	1,319	1,506	1,192

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 15. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

The following tables set forth certain information relating to our reportable business segments:

Revenues:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Consumer and Computation Division	$131,034	$76,260	$238,802	$150,423
Data Communications Division	26,257	29,321	53,703	56,280
Memory Products Division(1)	87,220	112,195	179,057	210,751
Emerging Technologies and Other	10,467	5,248	16,526	7,841

Total revenues	$254,978	$223,024	$488,088	$425,295

(1)    Memory Product Division included our image sensors product families that was divested in the first quarter of 2011 which included $8.5 million in the three months ended July 4, 2010 and $7.6 million and $14.2 million for the six months ended July 3, 2011 and July 4, 2010, respectively.

Income from Continuing Operations before Income Taxes:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Consumer and Computation Division	$30,729	$5,461	$47,153	$9,642
Data Communications Division	7,947	10,416	16,420	19,070
Memory Products Division	31,515	43,057	62,915	73,936
Emerging Technologies and Other	(7,115)	(6,649)	(14,017)	(12,680)
Unallocated items:
Amortization of acquisition-related intangibles	(731)	(722)	(1,429)	(1,498)
Restructuring (charges) credits	(3,798)	173	(4,532)	(154)
Stock-based compensation	(29,740)	(26,279)	(50,577)	(47,853)
Gain on divestiture	—	—	34,291	—
Charitable donation of building	—	—	(4,125)	—
Other	(2,417)	522	(2,985)	300

Income before income taxes	$26,390	$25,979	$83,114	$40,763

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Geographical Information

The following table presents our revenues by geographical locations:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
United States	$28,185	$41,667	$59,306	$75,071
Europe	30,405	33,736	65,825	62,961
Asia:
China	68,398	50,081	123,808	92,691
South Korea	32,473	9,927	54,666	19,428
Hong Kong	31,810	14,867	55,786	31,591
Rest of World	63,707	72,746	128,697	143,553

Total revenues	$254,978	$223,024	$488,088	$425,295

Customer Information

For the three and six months ended July 3, 2011, two global distributors accounted for 25.6% and 24.4% of our total revenues. No one end customer accounted for more than 10% of our total revenues. For the three and six months ended July 4, 2010, two global distributors accounted for 14.1% and 11.5%, and 14.5% and 10.7%, respectively, of our total revenues and no one end customer accounted for more than 10% of our total revenues.

NOTE 16. SUBSEQUENT EVENTS

On July 19, 2011, we entered into a capital lease agreement which allows us to borrow up to $35.0 million to finance certain manufacturing equipment. We have the option of purchasing the tools from the lessor at a specified intervals during the lease term. The master lease contains standard covenants requiring us to insure and maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. In addition, the master lease agreement contains provisions in the event of default. To date we have financed $5.8 million under this agreement.

On August 4, 2011, we entered into a short-term yield enhancement structured agreement with a maturity of less than 45 days at an aggregate price of approximately $52.8 million.

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

EXECUTIVE SUMMARY

General

Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and exceptional system value. Our offerings include the flagship Programmable System-on-Chip (“PSoC ”) families and derivatives such as CapSense touch sensing and TrueTouchTM solutions for touchscreens. We are the world leader in universal serial bus (“USB”) controllers, including the high-performance West Bridge solution that enhances connectivity and performance in multimedia handsets. We are also a leader in high-performance memories and programmable timing devices. We serve numerous markets including consumer, mobile handsets, computation, data communications, automotive, industrial and military.

As of the end of the first half of fiscal 2011, our organization included the following business segments:

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

Sale of Image Sensors Product Family

As part of Cypress’s continued efforts to focus on programmable products including our flagship PSoC programmable system-on-chip solution and our TrueTouchTM touch-sensing controllers, we divested our image sensors product family by selling it to ON Semiconductor Corporation on February 27, 2011. The name of our Memory and Image Sensor Division was changed to Memory Products Division, (“MPD”) to reflect the change in our business.

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

We currently manufacture approximately 50% of our semiconductor products at our wafer manufacturing facility in Bloomington, Minnesota. External wafer foundries, mainly in Asia, manufactured the balance of our products and we expect that our wafer foundry partners will continue to increase as a percentage of total output.

We conduct assembly and test operations at our highly automated assembly and test facility in the Philippines. This facility accounts for approximately 40% to 55% of the total assembly output and 45% - 60% of the total test output. Various subcontractors in Asia performed the balance of the assembly and test operations.

Our facility in the Philippines performs assembly and test operations manufacturing volume products and packages where our ability to leverage manufacturing costs is high. This facility has nine fully integrated, automated manufacturing lines enabling complete assembly and test operations with minimal human intervention. These autolines have shorter manufacturing cycle times than conventional assembly/test operations, which enable us to respond more rapidly to changes in demand

Results of Operations

Revenues

The following table summarizes our consolidated revenues by segments:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Consumer and Computation Division	$131,034	$76,260	$238,802	$150,423
Data Communications Division	26,257	29,321	53,703	56,280
Memory Products Division	87,220	112,195	179,057	210,751
Emerging Technologies and Other	10,467	5,248	16,526	7,841

Total revenues	$254,978	$223,024	$488,088	$425,295

Consumer and Computation Division:

Revenues from the Consumer and Computation Division increased by $54.8 million in the second quarter of fiscal 2011 and $88.4 million in the first half of fiscal 2011, or approximately 71.8% and 58.8%, respectively, compared to the same prior-year periods. The increases were primarily attributable to increases in sales of our PSOC family of products mainly due to higher demand in our capacitive and touchscreen applications in mobile devices. Our PSOC product families, including our touchscreen family, continued to gain new design wins, expand our customer base and increase market penetration in a variety of end-market applications including mobile handsets, tablet computers, cameras ,GPS and other products.

Data Communications Division:

Revenues from the Data Communications Division decreased by $3.1 million in the second quarter of fiscal 2011 and $2.6 million in the first half of fiscal 2011, or approximately 10.4% and 4.6%, respectively, compared to the same prior-year periods. The revenue decreases were primarily attributable to a decrease in sales of our communications products offset by increases in sales of our West Bridge controllers and other products.

Memory Products Division:

Revenues from the Memory Products Division decreased by $25.0 million in the second quarter of fiscal 2011 and $31.7 million in the first half of fiscal 2011, or approximately 22.3% and 15.0%, respectively, compared to the same prior-year periods. The revenue decreases were primarily attributable to decreases in sales of our SRAM products driven by decreased demand from wireless and wireline end customers and due to the sale of our image sensor business unit during the first quarter of fiscal 2011.

Emerging Technologies and Other:

Revenues from Emerging Technologies and Other increased by $5.2 million in the second quarter of fiscal 2011 and $8.7 million in the first half of fiscal 2011, or approximately 99.4% and 110.8%, respectively, compared to the same prior-year periods. The revenue increases were primarily attributable to an overall increase in demand as certain of the Emerging Technologies divisions are beginning initial production ramps.

Cost of Revenues/Gross Margins

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands, except percentages)
Cost of revenues	$115,958	$98,078	$220,292	$193,862
Gross margin	54.5%	56.0%	54.9%	54.4%

Gross margin percentage declined to 54.5% in the second quarter of 2011 from 56.0% in the second quarter of fiscal 2010 but improved to 54.9% in the first half of fiscal 2011 over 54.4% in the first half of fiscal 2010. The significant gross margin increases were primarily due to favorable product mix and increased factory utilization resulting from increased production when compared to the same prior-year periods.

Research and Development (“R&D”) Expenses

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands, except percentages)
R&D expenses	$49,278	$43,106	$97,143	$83,155
As a percentage of revenues	19.3%	19.3%	19.9%	19.6%

R&D expenditures increased by $6.2 million in the second quarter of fiscal 2011 compared to the same prior-year period. The increase was primarily attributable to a $2.2 million increase in certain variable bonus programs, a $1.0 million increase in consulting fees to support new product introductions, a $0.9 million increase in stock-based compensation expense and a $0.8 million increase in certain payroll taxes as a result of option exercises and stock-based award deliveries.

R&D expenditures increased by $14.0 million in the first half of fiscal 2011 compared to same prior-year period. The increase was primarily attributable to a $3.6 million increase in certain variable bonus programs, a $2.0 million increase each in stock-based compensation expense and an increase of $1.4 million in consulting fees to support new product introductions.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands, except percentages)
SG&A expenses	$58,482	$54,147	$117,134	$105,428
As a percentage of revenues	22.9%	24.3%	24.0%	24.8%

SG&A expenses increased by $4.3 million in the second quarter of fiscal 2011 compared to the same prior-year period. The increase was primarily attributable to an increase of $3.1 million increase in stock-based compensation expense, a $1.0 million increase in payroll taxes related to option exercises and stock-based award deliveries and a $0.8 million increase in labor costs. This amount was partially offset by a $1.5 million decrease in legal patent costs due to certain patent sales.

SG&A expenses increased by $11.7 million in the first half of fiscal 2011 compared to the same prior-year period. The increase was primarily attributable to $4.1 million donation to a charitable organization, a $1.9 million increase in payroll taxes related to option exercises and stock-based award deliveries, a $1.6 million increase in executive deferred compensation costs, a $1.5 million increase in labor costs, a $1.3 million increase in litigation costs, a $0.7 million increase stock-based compensation expense. These costs were offset by a $2.9 million decrease in legal patent costs due to certain patent sales.

Restructuring 2011

For the three and six months ended July 3, 2011, we recorded a net restructuring charge of $3.8 million and $4.5 million, respectively. For the three and six months ended July 4, 2010, we recorded a net restructuring credit of $0.2 million and a net charge of $0.2 million, respectively. In the second quarter of 2010, we recorded a $2.4 million gain on the sale of certain equipment in our Texas facility.

Fiscal 2011 Restructuring Plan

In fiscal 2011, we initiated a restructuring plan which allows us to continue to allocate and align our resources to the business units that we expect to drive future development and revenue growth (“Fiscal 2011 Restructuring Plan”). Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Provision	$4,464
Cash payments	(1,277)

Balance as of July 3, 2011	$3,187

Restructuring balances under the 2011 Plan related primarily to personnel costs.

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

(In thousands)
Balance as of January 2, 2011	$2,206
Provision	407
Cash payments	(214)

Balance as of April 3, 2011	2,399
Cash payments	(67)

Balance as of July 3, 2011	$2,332

As of July 3, 2011, we recorded total restructuring charges of $2.7 million under the Fiscal 2010 Restructuring Plan, which was all related to personnel costs. As of July 3, 2011, our restructuring provision was $2.3 million. We expect to eliminate approximately 300 manufacturing employees and 200 contractors or approximately 34% of our Philippines plant workforce by the end of fiscal 2011. Upon completion of all of our actions, we anticipate our annual savings impacting cost of goods sold after fiscal 2011 to be approximately $1.0 million, although there can be no assurance of this.

Fiscal 2008/9 Restructuring Plan

In fiscal 2008, we initiated a restructuring plan as part of a company-wide cost saving initiative which continued into 2010 aimed to reduce operating costs in response to the economic downturn (“Fiscal 2008/9 Restructuring Plan”).

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of January 2, 2011	$1,106
Provision	322
Non-cash	257
Cash payments	(373)

Balance as of April 3, 2011	1,312
Provision	(733)
Cash payments	(415)

Balance as of July 3, 2011	$164

As a result of the 2008/9 Restructuring Plan, we eliminated approximately 835 positions. In the second quarter of 2011, we substantially completed the remaining actions we had for this plan.

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

The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets was $6.9 million as of July 3, 2011 and January 2, 2011.

We had expected to complete the disposal of the restructured assets by the fourth quarter of fiscal 2009; however, due to the downturn and uncertainty in the commercial real estate market we were unable to secure a buyer for the Texas facility. In response, during fiscal 2010 we revised the asking price for the property. We expect to sell the facility within the next twelve months; however, there can be no assurance of this and our ability to complete the sale of any restructured assets may be impacted by the current economic and credit conditions.

Interest and Other Income, Net

The following table summaries the components of interest and other income, net

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands)
Interest income	$420	$551	$907	$1,140
Foreign currency exchange gain (loss), net	(109)	(357)	(571)	(828)
Changes in fair value of investment under the employee deferred compensation plan	6	(2,177)	1,480	(1,342)
Other	(658)	818	(551)	595

Total interest and other income, net	$(341)	$(1,165)	$1,265	$(435)

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

The increase or decrease in the fair value of the investments relates to the increased or decreased performance of the portfolio on a year over year basis.

Income Taxes

Our income tax benefit was $14.4 million and $13.1 million for the three and six months, respectively, ended July 3, 2011. Our income tax expense was $6.3 million and $8.5 million for the three and six months, respectively, ended July 4, 2010. The tax benefit for the second quarter and first half of fiscal 2011 was primarily attributable to a release of previously accrued taxes and interest of $18.4 million due to the completion of an income tax examination, and expired statutes of limitations in foreign jurisdictions, partially offset by non-U.S. taxes on income earned in foreign jurisdictions. The tax provision for the second quarter and first half of fiscal 2010 was primarily attributable to income taxes associated with our non-U.S. operations

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information regarding our cash and investments and working capital:

	As of
(In thousands)	July 3, 2011	January 2, 2011
Cash, cash equivalents and short-term investments	$358,901	$434,261
Working capital	$297,404	$383,369

Key Components of Cash Flows

	Six Months Ended
(In thousands)	July 3 2011	July 4, 2010
Net cash provided by operating activities	$112,213	$84,154
Net cash provided by (used in) investing activities	$77,335	$(57,694)
Net cash provided by (used in) financing activities	$(172,578)	$(81,222)

During the six months ended July 3, 2011, net cash provided by operating activities was $112.2 million compared to net cash provided by operating activities of $84.2 million for the six months ended July 4, 2010. Operating cash flows for the six months ended July 3, 2011, were primarily driven by higher net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation and partially offset by changes in our working capital. The changes in our working capital as of July 3, 2011 compared to January 2, 2011 were as follows:

•	Accounts receivable increased by $53.0 million due to higher distributor shipments.

•	Inventories increased by $8.2 million due to slightly lower shipments to our direct customers and distributors.

•	Accounts payable increased by $11.6 million due to timing of purchases and payments.

•	Dividend payable increased by $15.3 million due to dividend declared.

•	Deferred revenues less cost of revenues increased by $60.2 million due to higher distributor shipments to support increased sales value.

During the six months ended July 3, 2011, net cash provided by investing activities was $77.3 million compared to net cash used in investing activities of $57.7 million for the six months ended July 4, 2010. For the six months ended July 3, 2011, our investing activities primarily included $53.6 million of property and equipment expenditures and $97.7 million of purchases of our investments, net of proceeds from sales and maturities.

During the six months ended July 3, 2011, net cash used in financing activities was $172.6 million compared to net cash used in financing activities of $81.2 million for the six months ended July 4, 2010. For the six months ended July 3, 2011, we used a net of $77.9 million on the yield enhancement structured agreements compared to $111.9 million used on yield enhancement structured agreements for the six months ended July 4, 2010. These amount were offset by net proceeds of $48.2 million for the six month ended July 3, 2011 and $39.7 million for the six month ended July 4, 2010 from the issuance of common shares under our employee stock plans.

Liquidity and Contractual Obligations

Auction Rate Securities:

As of July 3, 2011, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. We have classified our auction rate securities totaling $18.9 million as long-term investments as of July 3, 2011.

During the second quarter of fiscal 2011, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. Based on the discounted cash flows, we estimated that the value of our auction rate securities is approximately 90% of their stated par value as of July 3, 2011.

Stock Repurchase Program:

Under our Board authorized $600.0 million repurchase buyback program we have $300.2 million remaining for purchases as of July 3, 2011. To date our purchase program has included direct market repurchases, settlements under our yield enhancement program and common shares withheld for tax obligation on vested restricted shares.

During the six months ended July 3, 2011 we used $101.l million for direct market repurchases, $127.8 million for shares settled under our yield enhancement program and $41.4 million for common shares withheld for tax obligations on vested restricted shares.

Yield Enhancement Program:

The audit committee has approved a yield enhancement strategy intended to improve the yield on our available cash. Upon the expiration of each short term yield enhanced structured agreement we receive either our cash back in addition to a yield or shares of our stock.

The amount that we commit to our yield enhancement program strategy takes into account a variety of factors including our cash needs, market price of our common stock, contractual requirements and other market factors. This program can be modified or suspended at anytime at our discretion.

On March 1, 2011 we entered into a short-term yield enhanced structured agreement with a maturity of less than 45 days at an aggregate price of approximately $57.6 million. On April 18, 2011, we settled this agreement and received 3 million shares of our common stock.

On March 9, 2011 we entered into a short-term yield enhanced structured agreement with a maturity of less than 45 days at an aggregate price of approximately $53.3 million. On April 20, 2011, we settled this agreement and received 1 million shares of our common stock. In addition, we received net cash proceeds of $0.9 million upon maturity.

On May 9, 2011 we entered into a short-term yield enhanced structured agreement with a maturity of less than 90 days at an aggregate price of approximately $58.3 million. On June 29, 2011, we settled this agreement and received cash proceeds of $2.1 million upon maturity.

Purchase Obligations:

We have outstanding purchase obligations, which primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. As of July 3, 2011, non-cancelable purchase obligations totaled approximately $86.7 million.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents, debt securities and the purchase of our stock through our stock buyback program. As of July 3, 2011, in addition to $280.2 million in cash and cash equivalents, we had $78.7 million invested in short-term investments for a total cash and short-term investment position of $358.9 million that is available for use in our current operations. In addition, we had $18.9 million of long-term investments primarily consisting of auction rate securities.

As of July 3, 2011, approximately 35% of our cash and cash equivalents are offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to income tax in the United States and other transfer restrictions. We believe that liquidity provided by existing cash, cash equivalents and investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. We may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives including the acquisition of other companies and provide us with additional flexibility to take advantage of other business opportunities that arise.

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended
	July 3, 2011	July 4, 2010
	(In thousands, except per share amounts)
Non-GAAP gross margin	$145,732	$131,906
Non-GAAP research and development expenses	42,280	37,693
Non-GAAP selling, general and administrative expenses	40,677	42,047
Non-GAAP operating income	62,775	52,164
Non-GAAP net income attributable to Cypress	62,993	48,183
Non-GAAP net income per share attributable to Cypress - diluted	$0.32	$0.24

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

The following is a reconciliation of Non-GAAP measures to GAAP measures:

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended
	July 3, 2011	July 4, 2010
GAAP gross margin	$139,020	$124,946
Stock-based compensation expense	6,714	7,254
Changes in value of deferred compensation plan	(2)	(294)

Non-GAAP gross margin	$145,732	$131,906

GAAP research and development expenses	$49,278	$43,106
Stock-based compensation expense	(6,941)	(6,060)
Other acquisition-related expense	—	(1)
Changes in value of deferred compensation plan	(57)	648

Non-GAAP research and development expenses	$42,280	$37,693

GAAP selling, general and administrative expenses	$58,482	$54,147
Stock-based compensation expense	(16,085)	(12,965)
Other acquisition-related expense	—	(8)
Changes in value of deferred compensation plan	3	1,239
Loss on sale of asset	(1,901)	—
Impairment of assets and other	178	(366)

Non-GAAP selling, general and administrative expenses	$40,677	$42,047

GAAP operating income	$26,731	$27,144
Stock-based compensation expense	29,740	26,279
Other acquisition-related expense	731	730
Changes in value of deferred compensation plan	52	(2,182)
Restructuring charges (credits)	3,798	(173)
Loss on sale of asset	1,901	—
Impairment of assets and other	(178)	366

Non-GAAP operating income	$62,775	$52,164

GAAP net income attributable to Cypress	$40,823	$19,642
Stock-based compensation expense	29,740	26,279
Other acquisition-related expense	731	730
Changes in value of deferred compensation plan	46	(5)
Restructuring charges (credits)	3,798	(173)
Loss on sale of asset	1,901	—
Investment-related gains/losses	(18)	336
Impairment of assets and other	(178)	366
Tax effects	(13,850)	1,008

Non-GAAP net income attributable to Cypress	$62,993	$48,183

GAAP net income per share attributable to Cypress - diluted	$0.21	$0.10
Stock-based compensation expense	0.15	0.13
Restructuring charges (credits)	0.02	—
Loss on sale of asset	0.01	—
Tax effects	(0.07)	0.01

Non-GAAP net income per share attributable to Cypress - diluted	$0.32	0.24

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

Our investment portfolio consists of a variety of financial instruments that exposes us to interest rate risk, including, but not limited to, money market funds, commercial paper and corporate securities. These investments are generally classified as availablefor-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in stockholders’ equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Auction Rate Securities

As of July 3, 2011, all our auction rate securities are classified as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. The auction rate securities held by us are backed by student loans originated under the Federal Family Education Loan Program (FFELP), which are guaranteed by the U.S. Federal Department of Education.

As of July 3, 2011, all of our auction rate securities held by us were rated as either AAA, Aaa or A3 by the major independent rating agencies and all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified our auction rate securities totaling $18.9 million as long-term investments as of July 3, 2011. If the financial market continues to deteriorate, future downgrades could potentially impact the rating of our auction rate securities.

On a quarterly basis we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used at July 3, 2011 were as follows:

•	7 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 1.60%—5.40%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 90% of their stated par value as of July 3, 2011, representing a decline in value of approximately $2.1 million.

As a result of our adoption of the amended other-than-temporary impairment guidance on debt securities in the second quarter of fiscal 2009, we reclassified the non-credit portion of the previously recognized other-than-temporary impairment losses related to our auction rate securities of $5.3 million from accumulated deficit to accumulated other comprehensive loss.

The following table summarizes certain information related to our auction rate securities as of July 3, 2011:

	Fair Value	Fair Value Given a 100 Basis Point Increase in Interest Rates	Fair Value Given a 100 Basis Point Decrease in Interest Rates
	(In thousands)
Auction rate securities	$18,931	$20,824	$17,038

Investments in Publicly Traded and Privately Held Companies

We have equity investments in certain publicly traded companies. The marketable equity securities are classified as available-for-sale investments and are recorded at fair value with unrealized gain (loss) reported as a component in “Accumulated other comprehensive income (loss)” in the Condensed Consolidated Balance Sheets. The fair value of the common stock is subject to market price volatility. The following table summarizes certain information related to these investments as of July 3, 2011:

Investments	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
	(In thousands)
Marketable equity securities	$2,185	$2,404	$1,967

We also have equity investments in several privately held companies, many of which are start-ups or in development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. As of July 3, 2011, the carrying value of our investments in privately held companies was $4.0 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended July 3, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in Note 10 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

With the exception of the update to the risk factors set forth in this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended January 2, 2011, and amended in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicaly Announded Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
	(in thousands, except per-share amounts)
March 14-May 1, 2011	4,102	$18.81	14,160	324.2
May 2-May 29, 2011	—	$—	14,160	324.2
May 22-July 3, 2011	1,215	$19.72	15,375	300.2
Total	5,317	$19.02	15,375	300.2

(1)	Monthly information is presented by reference to the Company’s fiscal months during the second quarter of fiscal 2011.
(2)	On October 21, 2010, our Board announced its authorization for stock repurchases to $600 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this item is published Form 8-K, filed May 16, 2011, file number 001-10079, and is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

On August 3, 2011, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the second quarter of fiscal 2011 performance incentive plans. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our non-GAAP profit-before-taxes percentage as well as individual strategic, operational and financial goals established for each executive. The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement filed with the Securities and Exchange Commission on March 29, 2011) under the KEBP and the PBP in the second quarter of fiscal 2011:

Named Executive Officers	KEBP	PBP
T.J. Rodgers, President and Chief Executive Officer	—	$182,208
Christopher Seams, Executive Vice President, Sales, Marketing and Operations	$51,844	—
Brad W. Buss, Executive Vice President, Finance & Administration and Chief Financial Officer	$49,220	—
Paul Keswick, Executive Vice President, New Product Development	$44,112	—
Norman Taffe, Executive Vice President, Consumer and Computation Division	$18,397	—

Additionally, the Compensation Committee authorized quarterly and annual incentive payments under the KEBP, totaling $264,414, to seven other senior executive officers who are not Named Executive Officers.

ITEM 6. EXHIBITS

Incorporated by References
Exhibit Number	Description	Form	Filing Date	File No.	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

10.45 *	Compensation Committee of the Board of Directors salary increase authorization dated May 31, 2011by and between Registrant and Brad W. Buss.	8-K	6/1/11	0001-10079	—

10.46 *	1994 Stock Plan, as amended and restated.	S-8	6/2/11	333-174673	—

101 **	The following financial statements from the Company’s 10-Q for the fiscal quarter ended July 3, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows (iv) Notes to Condensed Consolidated Financial Statements	—	—	—	—

*	Denotes a management contract or compensatory plan or arrangement
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: August 5, 2011	By:	/S/ BRAD W. BUSS
Brad W. Buss
Executive Vice President, Finance and Administration
and Chief Financial Officer

EXHIBIT INDEX

Incorporated by References
Exhibit Number	Description	Form	Filing Date	File No.	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	X

10.45 *	Compensation Committee of the Board of Directors salary increase authorization dated May 31, 2011by and between Registrant and Brad W. Buss.	8-K	6/1/11	0001-10079	—

10.46 *	1994 Stock Plan, as amended and restated.	S-8	6/2/11	333-174673	—

101 **	The following financial statements from the Company’s 10-Q for the fiscal quarter ended July 3, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows (iv) Notes to Condensed Consolidated Financial Statements	—	—	—	—

*	Denotes a management contract or compensatory plan or arrangement
**	Furnished herewith.