Form 10-Q
period 2011-10-02
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2011-11-04
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

The total number of outstanding shares of the registrant’s common stock as of October 31, 2011 was 154,866,444.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our manufacturing strategy; the number and impact of future personnel terminations and the expenses related thereto; our expectations, including the timing and savings, related to our restructuring activities which includes the sale of our restructured assets, including the Texas property; our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; our foreign currency exposure and the impact exchange rates could have on our operating margins, the adequacy of our cash and working capital positions; our expected return on our yield-enhancement program and the risks related to such an investment, our intended use of our line of credit; the value and liquidity of our investments, including auction rate securities and our other debt investments, our ability to recognize certain unrecognized tax benefits within the next twelve months as well as the resolution of agreements with various foreign tax authorities, our expectations regarding our outstanding warranty liability, the volatility of our stock price, the impact of new accounting standards on our financial statements and the impact of the credit crisis on consumers. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets we serve and our investments; the current credit conditions; our ability to expand our customer base, our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; our ability to achieve liquidity in our investments and/or the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q.

ITEM 1.    FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2, 2011 (unaudited)	January 2, 2011
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$64,260	$263,183
Short-term investments	70,743	171,078
Accounts receivable, net	133,924	117,726
Inventories	111,601	101,763
Other current assets	53,341	41,908

Total current assets	433,869	695,658
Property, plant and equipment, net	296,268	260,122
Goodwill	31,836	31,836
Intangible assets, net	9,397	12,499
Other long-term assets	80,116	72,686

Total assets	$851,486	$1,072,801

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80,826	$59,817
Accrued compensation and employee benefits	51,913	43,292
Deferred revenues less cost of revenues	169,063	131,757
Income taxes payable	11,020	11,631
Dividend payable	13,810	—
Other current liabilities	60,615	65,792

Total current liabilities	387,247	312,289
Deferred income taxes and other tax liabilities	41,809	53,830
Other long-term liabilities	18,302	3,789

Total liabilities	447,358	369,908

Commitments and contingencies (Note 10)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 275,934 and 259,394 shares issued; 155,268 and 170,753 shares outstanding at October 2, 2011 and January 2, 2011, respectively	2,759	2,594
Additional paid-in-capital	2,554,306	2,401,996
Accumulated other comprehensive loss	(2,069)	(3,203)
Accumulated deficit	(357,824)	(494,002)

	2,197,172	1,907,385
Less: shares of common stock held in treasury, at cost; 120,666 and 88,641 shares at October 2, 2011 and January 2, 2011, respectively	(1,790,898)	(1,202,949)

Total Cypress stockholders’ equity	406,274	704,436
Noncontrolling interest	(2,146)	(1,543)

Total equity	404,128	702,893

Total liabilities and equity	$851,486	$1,072,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands, except per-share amounts)
Revenues	$264,743	$231,923	$752,832	$657,218

Costs and expenses:
Cost of revenues	115,789	97,241	336,081	291,103
Research and development	46,266	45,753	143,409	128,908
Selling, general and administrative	55,453	54,384	172,587	159,812
Amortization of acquisition-related intangibles	731	717	2,160	2,215
Restructuring costs	871	3,103	5,404	3,257
Gain on divestiture	—	—	(34,291)	—

Total costs and expenses, net	219,110	201,198	625,350	585,295
Operating income	45,633	30,725	127,482	71,923
Interest and other (expense) income, net	(1,595)	5,357	(330)	4,922

Income before income taxes	44,038	36,082	127,152	76,845
Income tax (benefit) provision	4,057	1,709	(9,026)	10,156

Income, net of taxes	39,981	34,373	136,178	66,689
Noncontrolling interest, net of taxes	(238)	(145)	(602)	(491)

Net income	39,743	34,228	135,576	66,198
Add: net income attributable to noncontrolling interest	238	145	602	491

Net income attributable to Cypress	$39,981	$34,373	$136,178	$66,689

Net income per share attributable to Cypress:
Basic	$0.24	$0.22	$0.81	$0.42
Diluted	$0.22	$0.18	$0.71	$0.35
Cash dividends declared per share	$0.09	$—	$0.18	$—
Shares used in net income per share calculation:
Basic	163,867	158,901	167,979	159,527
Diluted	183,282	186,718	191,834	189,317

The accompanying notes are an integral part of these condensed consolidated financial statements

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 2, 2011	October 3, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$135,576	$66,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,361	38,966
Stock-based compensation expense	75,412	69,863
Contribution of asset	4,000	—
Gain on divestiture	(34,291)	—
Restructuring charges	5,404	5,649
Loss (gain) on sale or retirement of property and equipment, net	1,396	(1,535)
Loss on write-down of building	1,982	—
Gain (loss) on sale of investments, net	74	(3,906)
Deferred income taxes and other tax liabilities	(13,313)	6,657
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(16,198)	(73,340)
Inventories	(14,285)	1,546
Other assets	(17,424)	(4,823)
Accounts payable and other accrued liabilities	10,327	27,879
Deferred revenues less cost of revenues	37,306	60,405

Net cash provided by operating activities	218,327	193,559

Cash flows from investing activities:
Purchases of available-for-sale investments	(91,877)	(50,977)
Proceeds from sales or maturities of available-for-sale investments	197,510	27,028
Net contributions (distributions) of deferred compensation plan	2,244	764
Acquisition of property and equipment	(71,798)	(37,120)
Proceeds from sales of property and equipment	1,176	2,990
Proceeds from sale of equity investment	—	4,680
Proceeds from divestiture	34,025	—
Cash paid for other investments	(3,911)	(2,000)

Net cash provided by (used in) investing activities	67,369	(54,635)

Cash flows from financing activities:
Repurchase of common shares	(363,995)	—
Payment of dividend	(15,262)	—
Proceeds from financing equipment	11,686	—
Withholding of common shares for tax obligations on vested restricted shares	(43,319)	(10,932)
Proceeds from issuance of common shares under employee stock plans	56,980	51,892
Yield enhancement structured agreements settled in cash, net	49,927	5,054
Yield enhancement structured agreements settled in stock	(180,636)	(114,916)

Net cash used in financing activities	(484,619)	(68,902)

Net increase (decrease) in cash and cash equivalents	(198,923)	70,022
Cash and cash equivalents, beginning of period	263,183	243,558

Cash and cash equivalents, end of period	$64,260	$313,580

Non Cash investing and financing activities:
Additions to property, plant and equipment under capital lease arrangement (in thousands)	$2,646	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. We end our quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2011 has 52 weeks and fiscal 2010 had 52 weeks. The third quarter of fiscal 2011 ended on October 2, 2011 and the third quarter of fiscal 2010 ended on October 3, 2010.

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

The condensed consolidated results of operations for the three and nine months ended October 2, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update to the guidance on Intangibles—Goodwill and Other—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. This guidance allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in the guidance must be performed. The guidance is effective for the Company’s interim and annual periods beginning January 2, 2012, but is eligible for early adoption. We do not expect there will be a significant impact on our consolidated financial statements.

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting in one continuous statement or two separate but consecutive statements. This guidance is effective for the Company’s interim and annual periods beginning January 2, 2012. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements, as it only requires a change in the format of presentation.

In May 2011, the FASB issued a new standard amending U.S. generally accepted accounting principles (“GAAP”) fair value measurements and disclosures for the purpose of ensuring that fair value measurement and disclosure requirements are the same across both U.S. GAAP and IFRS. The standard contains amendments changing the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, clarifying the application of existing fair value measurement requirements and changing a particular principle for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for the Company’s interim and annual periods beginning January 2, 2012. Additionally, the standard expands certain disclosure requirements, including qualitative disclosures selected to level 3 fair value measurements. Early adoption is not permitted. We do not expect this new standard to significantly impact our consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 2. DIVESTITURE

As part of Cypress’s continued efforts to focus on programmable products including our flagship PSoC® programmable system-on-chip solutions and our TrueTouch™ touch-sensing controllers, we divested our image sensors product families and sold them to ON Semiconductor Corporation (“ON”) on February 27, 2011.

Product Families	Reportable Segment	Buyer	Total Consideration
The image sensors product families	Memory Products Division	ON Semiconductor	$34.0 million

In connection with the divestiture, we recorded a gain of $34.3 million. We received $14.9 million in cash in March of 2011 and received the remaining $19.1 million in April 2011. The following table summarizes the components of the gain:

Image Sensors
(In thousands)
Cash proceeds	$34,025

Assets sold:
Inventories	(3,617)
Prepaid and other assets	(2,003)
Property, plant and equipment	(1,178)
Liabilities disposed of:
Accounts payable	1,508
Other liabilities	3,416
Taxes payable	1,129
Customer advances	1,239
Transaction and other costs	(228)

Gain on divestiture	$34,291

In connection with the divestiture of the image sensor product families, we transferred approximately 80 employees to ON Semiconductor. In addition, we have entered into a transition service agreement (“TSA”) with ON where we will act as an agent and provide certain services related to shipping, manufacturing, planning and general administrative functions including the billing and collection of shipments to ON customers and payments to vendors for manufacturing activities. As a result of the TSA, we may end up with a net payable or receivable to or from ON as we collect receivables and make payments to vendors on behalf of ON. As of October 2, 2011, the TSA resulted in a $0.2 million payable to ON by Cypress and is reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheet. During the third quarter the services that we provided under the TSA ended per the terms of the agreement.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill at October 2, 2011 and January 2, 2011 was $31.8 million. The Consumer and Computation Division (“CCD”) is the only reportable business segment with goodwill.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible Assets

The following tables present details of our intangible assets:

As of October 2, 2011	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$95,134	$(88,050)	$7,084
Non-acquisition related intangible assets	10,148	(7,835)	2,313

Total intangible assets	$105,282	$(95,885)	$9,397

As of January 2, 2011	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$100,134	$(91,490)	$8,644
Non-acquisition related intangible assets	10,548	(6,693)	3,855

Total intangible assets	$110,682	$(98,183)	$12,499

As of October 2, 2011, the estimated future amortization expense of intangible assets was as follows:

(In thousands)
2011 (remaining three months)	$1,180
2012	4,281
2013	3,435
2014	501

Total future amortization expense	$9,397

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4. RESTRUCTURING

For the three and nine months ended October 2, 2011, we recorded restructuring charges of $0.9 million and $5.4 million, respectively. For the three and nine months ended October 3, 2010, we recorded restructuring charges of $3.1 million and $3.3 million, respectively. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

Fiscal 2011 Restructuring Plan

In fiscal 2011, we initiated a restructuring plan which allows us to continue to allocate and align our resources to the business units that we expect will drive future development and revenue growth (“Fiscal 2011 Restructuring Plan”). Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Provision	$4,464
Cash payments	(1,277)

Balance as of July 3, 2011	$3,187
Provision	779
Cash Payments	(990)

Balance as of October 2, 2011	$2,976

Restructuring balances under the 2011 Plan related primarily to personnel costs.

Fiscal 2010 Restructuring Plan

In the third quarter of fiscal 2010 we implemented a restructuring plan to exit certain of our back-end manufacturing operations located in the Philippines (“Fiscal 2010 Restructuring Plan”). These actions are intended to reduce the cost of our back-end manufacturing by selling our labor intensive assembly and test operations to lower cost third-party subcontractors in other parts of Asia and by the continued shifting of these operations to our fully automated back-end processes. Restructuring activities related to the Fiscal 2010 Restructuring Plan are summarized as follows:

(In thousands)
Balance as of January 2, 2011	$2,206
Provision	407
Cash payments	(214)

Balance as of April 3, 2011	2,399
Cash payments	(67)

Balance as of July 3, 2011	$2,332
Provision	20
Cash payments	(332)

Balance as of October 2, 2011	$2,020

Under the Fiscal 2010 Restructuring Plan, we recorded restructuring charges of zero and $0.4 million, respectively, for the three and nine months ended October 2, 2011. We recorded a total restructuring charge of $2.1 million in the third quarter of fiscal 2010. As of October 2, 2011, our restructuring reserve of $2.0 million was related to personnel costs associated with severance and benefits of our employees. We expect to eliminate approximately 300 manufacturing employees and 200 contractors or approximately 34% of our Philippines plant workforce by the end of fiscal 2011.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fiscal 2008/9 Restructuring Plan

In fiscal 2008, we initiated a restructuring plan as part of a company-wide cost saving initiative which continued into 2011 aimed to reduce operating costs in response to the economic downturn (“Fiscal 2008/9 Restructuring Plan”). Restructuring actives related to personnel costs are summarized as follows:

(In thousands)
Balance as of January 2, 2011	$1,106
Provision	322
Non-cash	257
Cash payments	(373)

Balance as of April 3, 2011	1,312
Provision	(733)
Cash payments	(415)

Balance as of July 3, 2011	$164
Adjustment	(13)
Cash payments	(151)

Balance as of October 2, 2011	$0

As a result of the Fiscal 2008/9 Restructuring Plan, we have eliminated approximately 835 positions. In the third quarter of 2011, we have completed the remaining actions we had for this plan.

NOTE 5. ASSETS HELD FOR SALE

Texas Facility

In fiscal 2007 we had implemented a restructuring plan to exit our manufacturing facility located in Round Rock, Texas (“Fiscal 2007 Restructuring Plan”). The Texas facility ceased operations in the fourth quarter of fiscal 2008. The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets was $6.9 million as of October 2, 2011 and January 2, 2011.

We had expected to complete the disposal of the restructured assets by the fourth quarter of fiscal 2009; however, due to the downturn and uncertainty in the commercial real estate market, we were unable to secure a buyer for the Texas facility. In response, during fiscal 2010 we revised the asking price for the property. We expect to sell the facility within the next twelve months; however, there can be no assurance of this and our ability to complete the sale of any restructured assets may be impacted by economic and credit conditions.

We continue to incur expenses related to ongoing maintenance and upkeep of the Texas facility until we complete the sale of the property.

Building

In the second quarter of 2011, we vacated one of our buildings located in San Jose, California and in the third quarter of 2011 we began to market the building for sale or lease. In the third quarter of 2011, we received a letter of intent for sale of the building and the potential buyer is conducting due diligence. Based upon our analysis of other comparable building sales in the area we believe the offer from the buyer approximates the current market value of the building. The current market value of the building is less than the carrying value accordingly; we recorded a charge of $1.9 million to reduce the carrying value of the building to the estimated current market value. This asset is currently classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets. We expect to complete the sale of the building within the next twelve months.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	October 2, 2011	January 2, 2011
	(In thousands)
Accounts receivable, gross	$137,813	$121,876
Allowance for doubtful accounts receivable and sales returns	(3,889)	(4,150)

Total accounts receivable, net	$133,924	$117,726

Inventories

	As of
	October 2, 2011	January 2, 2011
	(In thousands)
Raw materials	$6,192	$7,350
Work-in-process	80,317	72,072
Finished goods	25,092	22,341

Total inventories	$111,601	$101,763

Other Current Assets

	As of
	October 2, 2011	January 2, 2011
	(In thousands)
Prepaid expenses	$30,372	$24,004
Assets held for sale (See Note 5)	12,111	6,913
Other current assets	10,858	10,991

Total other current assets	$53,341	$41,908

Other Long-Term Assets

	As of
	October 2, 2011	January 2, 2011
	(In thousands)
Employee deferred compensation plan	$29,970	$30,458
Investments:
Debt securities	19,072	23,708
Equity securities	6,669	2,804
Prepaid to Grace (see Note 10)	8,795	2,460
Other assets	15,610	13,256

Total other long-term assets	$80,116	$72,686

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Current Liabilities

	As of
	October 2, 2011	January 2, 2011
	(In thousands)
Employee deferred compensation plan	$29,660	$29,974
Restructuring accrual (See Note 4)	5,216	3,559
Capital lease – current portion	2,257	—
Payable to ON Semiconductor Corporation (see Note 2)	173	—
Other current liabilities	23,309	32,259

Total other current liabilities	$60,615	$65,792

Other Long-Term Liabilities

	As of
	October 2, 2011	January 2, 2011
	(In thousands)
Capital lease – long term portion	$11,910	$—
Other long term liabilities	6,392	3,789

	$18,302	$3,789

Deferred Income Taxes and Other Tax Liabilities

	As of
	October 2, 2011	January 2, 2011
	(In thousands)
Deferred income taxes	$216	$(1,135)
Non-current tax liabilities	41,593	54,965

Total deferred income taxes and other tax liabilities	$41,809	$53,830

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	As of October 2, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$5,096	$—	$5,096
Money market funds	4,730	—	—	4,730
Corporate notes/bonds	—	34,054	—	34,054
Auction rate securities	—	—	19,072	19,072
Federal agency	—	13,518	—	13,518
U.S. Treasuries	10,068	—	—	10,068
Marketable equity securities	2,669	—	—	2,669
Employee deferred compensation plan:
Cash and cash equivalents	2,107	—	—	2,107
Money market	381	—	—	381
Mutual funds	19,753	—	—	19,753
Fixed income	2,579	—	—	2,579
Equity securities	5,150	—	—	5,150

Total financial assets	$47,437	$52,668	$19,072	$119,177

Financial Liabilities
Employee deferred compensation plan	$29,660	$—	$—	$29,660

Total financial liabilities	$29,660	$—	$—	$29,660

	As of January 2, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Investments:
Commercial paper	$—	$2,399	$—	$2,399
Money market funds	105,058	—	—	105,058
U.S. treasuries	50,054	—	—	50,054
Corporate notes/bonds	—	52,503	—	52,503
Federal agency	—	25,958	—	25,958
Auction rate securities	—	—	23,708	23,708
Marketable equity securities	804	—	—	804
Employee deferred compensation plan:
Cash and cash equivalents	1,771	—	—	1,771
Money market	386	—	—	386
Mutual funds	20,579	—	—	20,579
Fixed income	3,045	—	—	3,045
Equity securities	4,677	—	—	4,677

Total financial assets	$186,374	$80,860	$23,708	$290,942

Financial Liabilities
Employee deferred compensation plan	$29,974	$—	$—	$29,974

Total financial liabilities	$29,974	$—	$—	$29,974

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

Our Level 3 financial assets include investments in auction rate securities. The valuation techniques are described as follows:

Auction Rate Securities:

As of October 2, 2011, all of our auction rate securities are classified as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years and are usually found in the form of municipal bonds, preferred stock, and a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. The auction rate securities held by us are backed by student loans originated under the Federal Family Education Loan Program (FFELP), which are guaranteed by the U.S. Federal Department of Education.

As of October 2, 2011, all of our auction rate securities held by us were rated as either AAA, Aaa or A3 by the major independent rating agencies and all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue or a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified our auction rate securities totaling $19.1 million as long-term investments as of October 2, 2011.

Quarterly we perform an analysis to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used at October 2, 2011 were as follows:

•	7 years to liquidity

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 1.78% – 4.04%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 91% of their stated par value as of October 2, 2011, representing a decline in value of approximately $1.9 million which was recorded in accumulated other comprehensive loss as an unrealized loss.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

Auction Rate Securities
(in thousands)
Balance as of January 2, 2011	$23,708
Unrealized gain recorded in Other comprehensive loss	664
Realized loss	(75)
Amount settled at par	(5,225)

Balance as of October 2, 2011	$19,072

	Level 1	Level 2	Level 3	Total as of October 2, 2011
Non-marketable equity securities (in thousands)	$—	$—	$4,000	$4,000

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8. INVESTMENTS

Cash Equivalents, Available-For-Sale Securities, Equity Securities and other investments

The following tables summarize our cash equivalents, available-for-sale securities, equity securities and other investments:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of October 2, 2011	(In thousands)
Cash equivalents:
Money market funds	$4,730	$—	$—	$4,730

Total cash equivalents	4,730	—	—	4,730

Short-term investments:
Certificate of deposit	8,007	—	—	8,007
U.S. treasuries	9,990	78	—	10,068
Corporate notes/bonds	34,039	41	(26)	34,054
Federal agency	13,525	3	(10)	13,518
Commercial paper	5,096	—	—	5,096

Total short-term investments	70,657	122	(36)	70,743

Long-term investments:
Auction rate securities	21,000	—	(1,928)	19,072
Marketable equity securities	2,992	—	(323)	2,669

Total long-term investments	23,992	—	(2,251)	21,741

Total cash equivalents, available-for-sale securities, equity securities and other investments	$99,379	$122	$(2,287)	$97,214

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of January 2, 2011	(In thousands)
Cash equivalents:
Money market funds	$105,058	$—	$—	$105,058

Total cash equivalents	105,058	—	—	105,058

Short-term investments:
Certificate of deposit	40,163	—	—	40,163
U.S. treasuries	50,053	2	(1)	50,054
Corporate notes/bonds	52,390	135	(22)	52,503
Federal agency	25,983	5	(30)	25,958
Commercial paper	2,400	—	—	2,400

Total short-term investments	170,989	142	(53)	171,078

Long-term investments:
Auction rate securities	26,300	—	(2,592)	23,708
Marketable equity securities	1,187	—	(383)	804

Total long-term investments	27,487	—	(2,975)	24,512

Total cash equivalents, available-for-sale securities, equity securities and other investments	$303,534	$142	$(3,028)	$300,648

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The available-for-sale debt investments that we hold are all high investment grade. The unrealized losses on our investments are due primarily to changes in interest rates and market conditions of the underlying securities. Because we do not intend to sell and it is likely we will not be required to sell before recovering our cost, which may be at maturity, except for the impairment recorded in the respective periods, we did not consider these investments to be other-than-temporarily impaired as of October 2, 2011 and January 2, 2011.

For individual marketable equity securities with unrealized losses, we evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time, we did not consider these investments to be other-than-temporarily impaired as of October 2, 2011 and January 2, 2011.

As of October 2, 2011, contractual maturities of our available-for-sale, non-equity investments were as follows:

	Cost	Fair Value
	(In thousands)
Maturing within one year	$53,871	$53,878
Maturing in one to three years	21,516	21,595
Maturing in more than three years	21,000	19,072

Total	$96,387	$94,545

Realized gains and losses from sales of available-for-sale and non-equity investments were immaterial for all periods presented. Proceeds from sales or maturities of available-for-sale investments were $197.5 million and $27.0 million for the nine months ended October 2, 2011 and October 3, 2010, respectively.

Investments in Equity Securities

The following table summarizes our equity investments:

	As of
	October 2, 2011	January 2, 2011
	(In thousands)
Long-term investments:
Marketable equity securities	$2,669	$804
Non-marketable equity securities	4,000	2,000

Total investment in equity long-term investments	$6,669	$2,804

We did not sell any equity investments during the nine months ended October 2, 2011 and January 2, 2011.

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

Under the deferred compensation plan, the assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of October 2, 2011 and January 2, 2011, the fair value of the assets was $30.0 million and $30.5 million, respectively, and the fair value of the liabilities was $29.7 million and $30.0 million, respectively.

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other (expense) income, net	$(4,347)	$2,305	$(2,867)	$963
Changes in fair value of liabilities recorded in:
Cost of revenues	560	(327)	358	(174)
Research and development expenses	1,204	(738)	638	(380)
Selling, general and administrative expenses	$2,464	(1,457)	1,544	(814)

Total income (expense)	$(119)	$(217)	$(327)	$(405)

NOTE 9. STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Cost of revenues	$5,002	$5,110	$18,226	$18,333
Research and development	5,894	5,332	18,308	15,749
Selling, general and administrative	13,939	11,568	38,878	35,781

Total stock-based compensation expense	$24,835	$22,010	$75,412	$69,863

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

Consolidated cash proceeds from the issuance of shares under the employee stock plans were approximately $57.0 million and $51.9 million for the nine months ended October 2, 2011 and October 3, 2010, respectively. We did not recognize a tax benefit from stock option exercises for the nine months ended October 2, 2011 or October 3, 2010.

As of October 2, 2011 and January 2, 2011, stock-based compensation capitalized in inventories totaled $5.3 million and $6.2 million, respectively.

The following table summarizes the stock-based compensation expense by type of award:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Stock options	$2,954	$4,368	$10,514	$15,930
Restricted stock units and restricted stock awards	20,888	15,784	60,163	49,981
ESPP	993	1,858	4,735	3,952

Total stock-based compensation expense	$24,835	$22,010	$75,412	$69,863

The following table summarizes the unrecognized stock-based compensation balance by type of award:

	As of October 2, 2011	Weighted-Average Amortization Period
	(In thousands)	(In years)
Stock options	$17,259	1.95
Restricted stock units and restricted stock awards	68,510	1.57
ESPP	1,123	0.37

Total unrecognized stock-based compensation balance	$86,892	1.63

Valuation Assumptions

We estimated the fair value of the stock options and ESPP using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Expected life	0.5 - 7.3 years	0.5 -7.0 years	0.5 - 7.3 years	0.5 -7.0 years
Volatility	47.7% -51.3%	47.4% -51.2%	37.6% - 51.3%	42.2% -54.5%
Risk-free interest rate	0.1% -1.5%	0.2% -2.0%	0.1% - 2.9%	0.1% -3.1%
Dividend yield	2.2%	—	1.7%- 2.2%	—

The fair value of the restricted stock units and the restricted stock awards was based on our stock price on the date of grant.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity Incentive Program

As of October 2, 2011, approximately 26.4 million stock options or 14.0 million restricted stock units and restricted stock awards were available for grant under the Amended and Restated 1994 Stock Plan.

Stock Options:

The following table summarizes our stock option activities:

	Shares	Weighted-Average Exercise Price Per Share
	(In thousands, except per-share amounts)
Options outstanding as of January 2, 2011	36,070	$5.51
Granted	278	$21.50
Exercised	(5,128)	$4.66
Forfeited or expired	(540)	$7.72

Options outstanding as of April 3, 2011	30,680	$5.76
Granted	38	$20.22
Exercised	(3,921)	$4.09
Forfeited or expired	(382)	$8.85

Options outstanding as of July 3, 2011	26,415	$5.98
Granted	52	$19.20
Exercised	(1,899)	$4.60
Forfeited or expired	(362)	$9.44

Options outstanding as of October 2, 2011	24,206	$6.07

Options exercisable as of October 2, 2011	15,977	$4.61

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes our restricted stock unit and restricted stock award activities:

	Shares	Weighted-Average Fair Value per Share
	(In thousands, except per-share amounts)
Balance as of January 2, 2011	14,970	$4.90
Granted	94	$21.25
Vested	(4,635)	$21.27
Forfeited	(679)	$8.16

Balance as of April 3, 2011	9,750	$2.95
Granted	735	$19.25
Vested	(486)	$21.22
Forfeited	(699)	$9.36

Balance as of July 3, 2011	9,300	$8.95
Granted	268	$18.08
Vested	(495)	$16.21
Forfeited	(318)	$9.72

Balance as of October 2, 2011	8,755	$9.40

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The balance as of October 2, 2011 included approximately 4.4 million performance-based restricted stock units and restricted stock awards granted under the 1994 Amended and Restated Plan. These performance-based awards (“PARS”) were issued to certain senior-level employees in fiscal 2007 and 2011 and can be earned ratably over fiscal 2011, subject to the achievement of certain performance milestones set by the Compensation Committee of the Board of Directors (“Board”). These performance milestones can include:

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

We estimated the fair value of the shares granted with the market-condition milestone using a Monte Carlo valuation model with the following weighted-average assumptions:

	Nine Months Ended
	October 2, 2011	October 3, 2010
Volatility of our common stock	35.7%	39.8%
Volatility of the SOXX	25.2%	30.3%
Correlation coefficient	0.77	0.77
Risk-free interest rate	0.2%	0.3%

The fair value of the shares with the performance-related milestones was equivalent to the grant-date fair value of our common stock. In addition, we granted other performance-based and service-based restricted stock units whose fair value is typically equivalent to the grant-date fair value of our common stock.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Grace

During the fourth quarter of fiscal 2010 and the first three quarters of fiscal 2011, we advanced $2.5 million and $13.1 million, respectively, in pre-payments to Grace Semiconductor Manufacturing Corporations (“Grace”), a strategic foundry partner, to secure a certain supply of wafers. The pre-payments are expected to be applied to purchases of wafers from Grace over an estimated period of 12 to 18 months but no longer than the next two years. At October 2, 2011, the unapplied pre-payment balance was $8.8 million.

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

The following table presents our warranty activities, including amounts recorded in the allowance for sales returns:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Beginning balance	$3,120	$4,113	$3,347	$3,151
Settlements made	(1,322)	(1,379)	(1,977)	(4,233)
Provisions	1,286	669	1,714	4,485

Ending balance	$3,084	$3,403	$3,084	$3,403

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Capital Lease

On July 19, 2011, we entered into a capital lease agreement which allows us to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. We have the option of purchasing the tools from the lessor at specified intervals during the lease term. The master lease contains standard covenants requiring us to insure and maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. In addition, the master lease agreement contains provisions in the event of default. Assets purchased under the capital lease are included in Property, plant and equipment, net as manufacturing equipment and the amortization is included in depreciation. As of October 2, 2011, we have financed $14.3 million under this agreement.

Future minimum payments, by year and in the aggregate, under the capitalized lease consist of the following:

Fiscal Year	(In thousands)
2011	$564
2012	2,256
2013	2,256
2014	2,256
2015	2,256
Thereafter	5,331

Total minimum lease payments	14,919
Less: amount representing interest	1,096

Present value of net minimum lease payments	$13,823

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

Litigation and Asserted Claims

On August 21, 2009, XPoint Technologies Inc. filed a single patent infringement case against us and 29 other defendants in the U.S. District Court in Delaware. The patent at issue covers XPoint’s technology for data transfer between storage devices and network devices without the use of a CPU or memory. On August 4, 2011, we were dismissed from the case with prejudice.

On January 21, 2011, Avago Technologies Inc. filed a patent infringement case against us in the U.S. District Court in Delaware. The three patents at issue cover Avago’s touch technology, including finger navigation. Avago has made no specific demand for relief in this matter. Accordingly, the possible range of losses is unknown at this time. On July 20, 2011, our request for inter partes re-examination of Avago’s U.S. Patent No. 7,189,985 by the U.S. Patent and Trademark Office was accepted. We continue to believe we have meritorious defenses to the allegations set forth in the complaint and will vigorously defend ourselves in this matter.

On March 30, 2011, we filed a five patent infringement case against GSI Technology in the U.S. District Court in Minnesota. The five patents at issue cover GSI’s static random access memory (SRAM) technology, including GSI’s Sigma DDR and SigmaQuad II and III families of memory products. We are seeking damages as well as injunctive relief from the court. On July 23rd, the International Trade Commission (ITC) instituted a formal action to enjoin the importation of GSI products that infringe four of our U.S. patents. The parties are currently engaged in discovery and the hearing is currently scheduled to being in April 2012. On July 22nd, GSI filed a request for re-examination of our U.S. Patent No. 7,142,477 with the U.S. Patent and Trademark Office as well

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

as a civil complaint with the Federal District Court in Northern California. The complaint accuses the QDR Consortium, of which we are a member, of certain anti-competitive activity. Aside from injunctive relief, GSI has made no specific monetary demand in the anti-trust matter. Accordingly, the possible range of monetary loss in the matter, if any is demanded in the future, is unknown at this time. We believe we have meritorious defenses to the allegations set forth in the GSI complaint and will vigorously defend ourselves in this matter.

On July 26, 2011, Commonwealth Research Group, LLC (“CRG”) filed a single patent infringement case naming Cypress and 12 other defendants in the U.S. District Court in Delaware. As a non-practicing entity, CRG does not sell or produce any products or services to the public. The complaint accuses our PSoC5 of infringing CRG’s patent for a “system for conserving energy among electrical components.” CRG is seeking injunctive as well as unspecified monetary damages. However, given that our PSoC5 is not yet commercially available, there are no commercial sales on which to award damages. We are currently investigating the claims asserted in the complaint and intend to vigorously defend ourselves in this matter. CRG has made no specific demand for relief in this matter.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11. DEBT AND EQUITY TRANSACTIONS

Line of Credit

In March 2011, we amended our revolving line of credit with Silicon Valley Bank to extend the maturity of the credit facility to February 28, 2012 and to reduce, at our request, the commitment amount from $25.0 million to $15.0 million. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate (3.25% as of October 2, 2011) or LIBOR plus 2.5% (2.87% as of October 2, 2011). The line of credit agreement includes a variety of standard covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on our capital stock, and transfers of assets and financial covenants with respect to an adjusted quick ratio and tangible net worth. As of October 2, 2011, we were in compliance with all of the financial covenants under the line of credit. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures. To date, there have been no borrowings under the line of credit.

Stock Repurchase Program

On October 21, 2010, our Board authorized a $600 million stock buyback program which was completed during the third quarter of fiscal 2011. We extinguished this program by repurchasing 32.6 million shares.

On September 20, 2011, our Board authorized a new $400 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, cash balances and anticipated uses and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at our discretion. As of October 2, 2011, we have used $35.4 million to repurchase 2.4 million shares with $364.6 million remaining under the program available for additional repurchases.

Dividends

Our Board declared our first cash dividend of $0.09 per share payable to holders of record of our common stock at the close of business on June 24, 2011. This dividend was paid on July 21, 2011 and totaled $15.3 million. On August 19, 2011, our Board declared a cash dividend of $0.09 per share payable to holders of record of our common stock at the close of business on October 6, 2011. This dividend was paid on October 20, 2011 and totaled $13.8 million. No dividends were paid in fiscal 2010 or the first two quarters of fiscal 2011.

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

The following table summaries the activity and settlements of our yield enhancement program in the first three quarters of fiscal 2011:

Period	Aggregate Price Paid	Total Proceeds Received Upon Maturity	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
	(In thousands, except per-share amounts)
Q1 2011	$96,409	$46,965	2,500	$20.99
Q2 2011	169,222	96,833	4,000	$18.84
Q3 2011	52,803	—	3,000	$17.60

Total	$318,434	$143,798	9,500

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME AND COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss) were as follows:

	As of
	Oct 2, 2011	Jan 2, 2011
	(In thousands)
Accumulated net unrealized losses on available-for-sale investments	$(2,032)	$(2,698)
Other	(37)	(505)

Total accumulated other comprehensive loss	$(2,069)	$(3,203)

The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Net income attributable to Cypress	$39,981	$34,373	$136,178	$66,689
Net unrealized (losses) gains on available-for-sale investments	(255)	(1,045)	664	(2,083)
Change in prior service cost	168	204	468	(324)

Total comprehensive income	$39,894	$33,532	$137,310	$64,282

NOTE 13. FOREIGN CURRENCY DERIVATIVES

We operate and sell products in various global markets and purchase capital equipment using foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates primarily focused on the Euro and Yen. We may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of our subsidiaries and forecasted revenues and expenses. We do not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of October 2, 2011.

As of October 2, 2011 and January 2, 2011, our hedging instruments consisted primarily of foreign currency forward contracts. We estimate the fair value of our forward contracts based on spot and forward rates from published sources.

We record hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Interest and other income, net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of October 2, 2011, we had an outstanding forward contract with an aggregate notional value of $0.7 million to hedge the risks associated with foreign currency denominated assets and liabilities. As of January 2, 2011, we had outstanding forward contracts with an aggregate notional value of $0.4 million to hedge the risks associated with foreign currency denominated assets and liabilities.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 14. INCOME TAXES

Our income tax expense was $4.1 million and $1.7 million for the three months ended October 2, 2011 and October 3, 2010, respectively. Our income tax benefit was $9.0 million and tax expense was $10.2 million for the nine months ended October 2, 2011 and October 3, 2010, respectively. The tax provision for the third quarter of fiscal 2011 is primarily attributable to non-U.S. income taxes on income earned in foreign jurisdictions. The tax benefit for the first three quarters of fiscal 2011 was primarily attributable to a release of previously accrued taxes and interest of $19.0 million due to the completion of an income tax examination and expired statutes of limitations in foreign jurisdictions, partially offset by non-U.S. taxes on income earned in foreign jurisdictions. The tax provision for the third quarter of fiscal 2010 and the first three quarters of fiscal 2010 is primarily attributable to non-U.S. income taxes on income earned in foreign jurisdictions.

Unrecognized Tax Benefits

As of October 2, 2011 and January 2, 2011, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $27.8 million and $43.6 million, respectively.

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

Classification of Interest and Penalties

Our policy is to classify interest and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of October 2, 2011 and January 2, 2011, accrued interest and penalties totaled $10.6 million and $10.1 million, respectively.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Tax Examinations

The IRS has completed its examination of fiscal years 2006-2008. The examination resulted in no material adjustments to our tax liabilities. In addition, non-U.S. tax authorities have completed their income tax examinations of our subsidiary in India for fiscal years 2002-2006 and our subsidiary in the Philippines for 2007. The proposed adjustments in India have been appealed, and we believe the ultimate outcome of these appeals will not result in a material adjustment to our tax liability. The Philippines examination for 2007 resulted in no material adjustments to our tax liabilities. Income tax examinations of our Philippine subsidiary for the 2008 -2010 fiscal years and our India subsidiary for the 2007 fiscal year are in progress. We believe the ultimate outcome of these examinations will not result in a material adjustment to our tax liability.

NOTE 15. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands, except per-share amounts)
Net income attributable to Cypress	$39,981	$34,373	$136,178	$66,689
Weighted-average common shares	163,867	158,901	167,979	159,527
Weighted-average diluted shares	183,282	186,718	191,834	189,317
Net income per share – basic	$0.24	$0.22	$0.81	$0.42
Net income per share – diluted	$0.22	$0.18	$0.71	$0.35
Anti-dilutive securities excluded from net income per share- diluted computation	1,891	2,115	1,634	1,500

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 16. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

The following tables set forth certain information relating to our reportable business segments:

Revenues:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Consumer and Computation Division	$142,126	$91,877	$380,928	$242,300
Data Communications Division	23,648	28,961	77,351	85,241
Memory Products Division(1)	92,515	105,024	271,572	315,775
Emerging Technologies and Other	6,454	6,061	22,981	13,902

Total revenues	$264,743	$231,923	$752,832	$657,218

(1)	Memory Product Division included our image sensors product line that was divested in the first quarter of 2011 which included $7.6 million in the three months ended October 3, 2010 and $7.6 million and $21.8 million for the nine months ended October 2, 2011 and October 3, 2010, respectively.

Income from Continuing Operations before Income Taxes:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Consumer and Computation Division	$36,940	$14,078	$84,094	$23,720
Data Communications Division	8,121	11,489	24,542	30,559
Memory Products Division	34,662	38,420	97,580	112,356
Emerging Technologies and Other	(8,923)	(4,715)	(22,937)	(17,395)
Unallocated items:
Amortization of acquisition-related intangibles	(731)	(717)	(2,160)	(2,215)
Restructuring (charges) credits	(871)	(3,103)	(5,404)	(3,257)
Stock-based compensation	(24,835)	(22,010)	(75,412)	(69,863)
Gain on sale of marketable equity investments	—	3,628	—	3,628
Gain on divestiture	—	—	34,291	—
Charitable donation of building	—	—	(4,125)	—
Loss on write down of building	(1,982)	—	(1,982)	—
Other	1,657	(988)	(1,335)	(688)

Income before income taxes	$44,038	$36,082	$127,152	$76,845

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Geographical Information

The following table presents our revenues by geographical locations:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
United States	$32,462	$41,113	$91,768	$116,184
Europe	31,962	34,203	97,787	97,164
Asia:
China	63,107	58,437	186,915	151,128
South Korea	43,480	10,063	74,584	19,990
Hong Kong	18,798	16,472	98,146	48,063
Rest of World	74,934	71,635	203,632	224,689

Total revenues	$264,743	$231,923	$752,832	$657,218

Customer Information

For the three and nine months ended October 2, 2011, two global distributors accounted for 10.9% and 11.5% and one distributor accounted for 11.3% respectively, of our total revenues. For the three months ended October 2, 2011, one end customer accounted for 11.8% of our total revenues. For the three and nine months ended October 3, 2010, two global distributors accounted for 14.1% and 11.5%, and 14.5% and 10.7%, respectively, of our total revenues and no one end customer accounted for more than 10% of our total revenues.

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

EXECUTIVE SUMMARY

General

Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and exceptional system value. Our offerings include the flagship Programmable System-on-Chip (“PSoC”) families and derivatives such as CapSense touch sensing and TrueTouchTM solutions for touchscreens. We are the world leader in universal serial bus (“USB”) controllers, including the high-performance West Bridge solution that enhances connectivity and performance in multimedia handsets. We are also a leader in high-performance memories and programmable timing devices. We serve numerous markets including consumer, mobile handsets, computation, data communications, automotive, industrial and military.

As of the end of the first three quarters of fiscal 2011, our organization included the following business segments:

Business Segments	Description
Consumer and Computation Division	A product division focusing on PSoC, touch-sensing and touchscreen solutions, USB and timing solutions.

Data Communications Division	A product division focusing on data communication devices for wireless handset and professional video systems.

Memory Products Division	A product division focusing on static random access memories and nonvolatile memories.

Emerging Technologies and Other	Includes Cypress Envirosystems Inc. and AgigA Tech, Inc., both majority-owned subsidiaries of Cypress, the Optical Navigation Systems (“ONS”) business unit, China business unit, foundry-related services, other development stage companies and certain corporate expenses.

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

One customer, Samsung, accounted for 11.8% of total revenue for the three months ended October 2, 2011. No one customer accounted for more than 10% of total revenue for the nine months ended October 2, 2011. For the three months ended October 2, 2011 two global distributors, Avnet, Inc. and Arkian Co., LTD, accounted for 10.9% and 11.5%, respectively, of our total revenues. One global distributor, Avnet, Inc., accounted for 11.3% of our total revenues for the nine months ended October 2, 2011.

For the three and nine months ended October 3, 2010, no one end customer accounted for more than 10% of our total revenues. For the three and nine months ended October 3, 2010, two global distributors, Avnet Inc. and Arrow Electronics accounted for 15.4% and 10.8% and 14.8% and 10.7%, respectively, of our total revenues.

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

We conduct assembly and test operations at our highly automated assembly and test facility in the Philippines. This facility accounts for approximately 35% to 45% of the total assembly output and 40% - 50% of the total test output. Various subcontractors in Asia performed the balance of the assembly and test operations.

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

Results of Operations

Revenues

The following table summarizes our consolidated revenues by segments:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Consumer and Computation Division	$142,126	$91,877	$380,928	$242,300
Data Communications Division	23,648	28,961	77,351	85,241
Memory Products Division	92,515	105,024	271,572	315,775
Emerging Technologies and Other	6,454	6,061	22,981	13,902

Total revenues	$264,743	$231,923	$752,832	$657,218

Consumer and Computation Division:

Revenues from the Consumer and Computation Division increased by $50.2 million in the third quarter of fiscal 2011 and $138.6 million in the first three quarters of fiscal 2011, or approximately 54.6% and 57.2% respectively, compared to the same prior-year periods. The increases were primarily attributable to increases in sales of our PSOC family of products mainly due to higher demand in our capacitive and touchscreen applications in mobile devices. Our PSOC product families, including our touchscreen family, continued to gain new design wins, expanded our customer base and increased market penetration in a variety of end-market applications including mobile handsets, tablet computers, cameras, global positioning system devices “GPS” and other products.

Data Communications Division:

Revenues from the Data Communications Division decreased by $5.3 million in the third quarter of fiscal 2011 and $7.9 million in the first three quarters of fiscal 2011, or approximately 18.3% and 9.3% respectively, compared to the same prior-year periods. The revenue decreases were primarily attributable to a decrease in sales of our communications products offset by increases in sales of our West Bridge controllers and other products.

Memory Products Division:

Revenues from the Memory Products Division decreased by $12.5 million in the third quarter of fiscal 2011 and $44.2 million in the first three quarters of fiscal 2011, or approximately 11.9% and 14.0%, respectively, compared to the same prior-year periods. The revenue decreases were primarily attributable to decreases in sales of our SRAM products driven by decreased demand from wireless and wireline end customers and due to the sale of our image sensor business unit during the first quarter of fiscal 2011 which accounted for a decrease of $7.6 million and $14.2 million in the third quarter and first three quarters of , respectively.

Emerging Technologies and Other:

Revenues from Emerging Technologies and Other increased by $0.4 million in the third quarter of fiscal 2011 and $9.1 million in the first three quarters of fiscal 2011, or approximately 6.6% and 65.5%, respectively, compared to the same prior-year periods. The revenue increases were primarily attributable to an overall increase in demand as certain of the Emerging Technologies divisions are beginning initial production ramps.

Cost of Revenues/Gross Margins

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands, except percentages)
Cost of revenues	$115,789	$97,241	$336,081	$291,103
Gross margin	56.3%	58.1%	55.4%	55.7%

Gross margin percentage declined slightly to 56.3% in the third quarter of 2011 from 58.1% in the third quarter of fiscal 2010 and improved to 55.4% in the first three quarters of fiscal 2011 from 55.7% in the first three quarters of fiscal 2010. The gross margin decreases were primarily due to unfavorable product mix and offset by increased factory utilization resulting from increased production when compared to the same prior-year periods.

Research and Development (“R&D”) Expenses

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands, except percentages)
R&D expenses	$46,266	$45,753	$143,409	$128,908
As a percentage of revenues	17.5%	19.7%	19.0%	19.6%

R&D expenditures increased by $0.5 million in the third quarter of fiscal 2011 compared to the same prior-year period. The increase was primarily attributable to a $1.0 million increase in labor, a $0.6 million increase in stock-based compensation expense and a $0.8 million increase in certain payroll taxes as a result of option exercises and stock-based award deliveries. These amounts were offset by a $1.9 million decrease in executive deferred compensation costs and $0.8 million decrease in certain variable bonus programs.

R&D expenditures increased by $14.5 million in the first three quarters of fiscal 2011 compared to same prior-year period. The increase was primarily attributable to a $4.3 million increase in labor, $3.0 million increase in certain variable bonus programs, a $2.6 million increase each in stock-based compensation expense and an increase of $1.0 million in consulting fees to support new product introductions. These amounts were offset by a $1.0 million decrease in executive deferred compensation costs.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands, except percentages)
SG&A expenses	$55,453	$54,384	$172,587	$159,812
As a percentage of revenues	20.9%	23.4%	22.9%	24.3%

SG&A expenses increased by $1.1 million in the third quarter of fiscal 2011 compared to the same prior-year period. The increase was primarily attributable to a $2.4 million increase in stock-based compensation expense, a $2.0 million charge related to write down of an asset held for sale, and a $1.6 million increase in labor costs. These amounts were offset by a $3.9 million decrease in executive deferred compensation costs and a $0.7 million decrease in certain bonus programs

SG&A expenses increased by $12.8 million in the first three quarters of fiscal 2011 compared to the same prior-year period. The increase was primarily attributable to $4.1 million donation to a charitable organization, a $3.1 million increase in stock compensation expense and a $2.4 million increase in executive deferred compensation costs.

Restructuring 2011

For the three and nine months ended October 2, 2011, we recorded restructuring charges of $0.9 million and $5.4 million, respectively. For the three and nine months ended October 3, 2010, we recorded restructuring charges of $3.1 million and $3.3 million, respectively. In the third quarter of 2010, we recorded a $2.4 million gain on the sale of certain equipment in our Texas facility.

Fiscal 2011 Restructuring Plan

In fiscal 2011, we initiated a restructuring plan which allows us to continue to allocate and align our resources to the business units that we expect to drive future development and revenue growth (“Fiscal 2011 Restructuring Plan”). Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Provision	$4,464
Cash payments	(1,277)

Balance as of July 3, 2011	3,187
Provision	779
Cash payments	(990)

Balance as of October 2, 2011	$2,976

Restructuring balances under this Plan related primarily to personnel costs.

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

(In thousands)
Balance as of January 2, 2011	$2,206
Provision	407
Cash payments	(214)

Balance as of April 3, 2011	2,399
Cash payments	(67)

Balance as of July 3, 2011	2,332
Provision	20
Cash payments	(332)

Balance as of October 2, 2011	$2,020

As of October 2, 2011, we recorded total restructuring charges of $2.7 million under the Fiscal 2010 Restructuring Plan, which was all related to personnel costs. As of October 2, 2011, our restructuring provision was $2.0 million. We expect to eliminate approximately 300 manufacturing employees and 200 contractors or approximately 34% of our Philippines plant workforce by the end of fiscal 2011. Upon completion of all of our actions, we anticipate our annual savings impacting cost of goods sold after fiscal 2011 to be approximately $1.0 million, although there can be no assurance of this.

Fiscal 2008/9 Restructuring Plan

In fiscal 2008, we initiated a restructuring plan as part of a company-wide cost saving initiative which continued into 2010 aimed to reduce operating costs in response to the economic downturn (“Fiscal 2008/9 Restructuring Plan”).

Restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of January 2, 2011	$1,106
Provision	322
Non-cash	257
Cash payments	(373)

Balance as of April 3, 2011	1,312
Provision	(733)
Cash payments	(415)

Balance as of July 3, 2011	164
Adjustment	(13)
Cash payments	(151)

Balance as of October 2, 2011	$0

As a result of the 2008/9 Restructuring Plan, we eliminated approximately 835 positions. In the third quarter of 2011, we have completed the remaining actions we had for this plan.

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

The actions related to the 2007 Restructuring Plan were substantially completed in fiscal 2009. In the third quarter of 2010, we recorded a $2.4 million gain on the sale of certain equipment in our Texas facility. On a quarterly basis we continue to incur expenses related to ongoing maintenance and upkeep of the Texas facility until we complete the sale of the property.

Assets Held For Sale

The Texas facility ceased operations in the fourth quarter of fiscal 2008. As our management has committed to a plan to sell the assets associated with the facility, we have classified the assets as held for sale and recorded the assets at the lower of their carrying amount or estimated fair value less cost to sell. Fair value was determined by an analysis of market prices for similar assets. In the third quarter of fiscal 2010, we recorded a $1.5 million write-down to the estimated fair value related to these assets.

The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets was $6.9 million as of October 2, 2011 and January 2, 2011.

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

In the second quarter of 2011, we vacated one of our buildings located in San Jose, California and in the third quarter of 2011 we began to market the building for sale or lease. In the third quarter of 2011, we received a letter of intent for sale of the building and the potential buyer is conducting due diligence. Based upon our analysis of other comparable building sales in the area we believe the offer from the buyer approximates the current market value of the building. The current market value of the building is less than the carrying value accordingly; we recorded a charge of $1.9 million to reduce the carrying value of the building to the estimated current market value. This asset is currently classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets. We expect to complete the sale within the next twelve months.

Interest and Other Income, Net

The following table summaries the components of interest and other income, net

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Interest income	$367	$683	$1,274	$1,823
Interest expense	(31)	(3)	(31)	(12)
Foreign currency exchange gain (loss), net	140	(471)	(431)	(1,298)
Changes in fair value of investment under the employee deferred compensation plan	(4,347)	2,305	(2,867)	963
Gain on sale of marketable equity investments	2	3,628	(40)	3,628
Others	2,274	(785)	1,765	(182)

Total interest and other income, net	$(1,595)	$5,357	$(330)	$4,922

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

Income Taxes

Our income tax expense was $4.1 million and $1.7 million for the three months ended October 2, 2011 and October 3, 2010, respectively. Our income tax benefit was $9.0 million and tax expense was $10.2 million for the nine months ended October 2, 2011 and October 3, 2010, respectively. The tax provision for the third quarter of fiscal 2011 is primarily attributable to non-U.S. income taxes on income earned in foreign jurisdictions. The tax benefit for the first three quarters of fiscal 2011 was primarily attributable to a release of previously accrued taxes and interest of $19.0 million due to the completion of an income tax examination and expired statutes of limitations in foreign jurisdictions, partially offset by non-U.S. taxes on income earned in foreign jurisdictions. The tax provision for the third quarter of fiscal 2010 and the first three quarters of fiscal 2010 is primarily attributable to non-U.S. income taxes on income earned in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information regarding our cash and investments and working capital:

	As of
(In thousands)	October 2, 2011	January 2, 2011
Cash, cash equivalents and short-term investments	$135,003	$434,261
Working capital	$46,622	$383,369

Key Components of Cash Flows

	Nine Months Ended
(In thousands)	October 2, 2011	October 3, 2010
Net cash provided by operating activities	$218,327	$193,559
Net cash provided by (used in) investing activities	$67,369	$(54,635)
Net cash used in financing activities	$(484,619)	$(68,902)

During the nine months ended October 2, 2011, net cash provided by operating activities was $218.3 million compared to net cash provided by operating activities of $193.6 million for the nine months ended October 3, 2010. Operating cash flows for the nine months ended October 2, 2011, were primarily driven by higher net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation and partially offset by changes in our working capital. The changes in our working capital as of October 2, 2011 compared to January 2, 2011 were as follows:

•	Accounts receivable decreased by $16.2 million due to lower distributor shipments.

•	Inventories increased by $6.6 million due to slightly lower shipments to our direct customers and distributors.

•	Accounts payable increased by $21.0 million due to timing of purchases and payments.

•	Dividend payable increased by $13.8 million due to dividend declared in third quarter.

•	Deferred revenues less cost of revenues decreased by $53.3 million due to lower distributor shipments.

During the nine months ended October 2, 2011, net cash provided by investing activities was $67.4 million compared to net cash used in investing activities of $54.6 million for the nine months ended October 3, 2010. For the nine months ended October 2, 2011, our investing activities primarily included $71.8 million of property and equipment expenditures and $105.6 million of purchases of our investments, net of proceeds from sales and maturities.

During the nine months ended October 2, 2011, net cash used in financing activities was $484.6 million compared to net cash used in financing activities of $68.9 million for the nine months ended October 3, 2010. For the nine months ended October 2, 2011, we used $364.0 million to repurchase shares of Cypress stock, a net of $130.7 million on the yield enhancement structured agreements and we paid a cash dividend of $15.3 million compared to $109.9 million used on yield enhancement structured agreements for the nine months ended October 3, 2010. These amounts were offset by net proceeds of $56.9 million for the nine month ended October 2, 2011 and $51.90 million for the nine month ended October 3, 2010 from the issuance of common shares under our employee stock plans.

Liquidity and Contractual Obligations

Auction Rate Securities:

As of October 2, 2011, all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. Currently, these failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. We have classified our auction rate securities totaling $19.1 million as long-term investments as of October 2, 2011.

During the third quarter of fiscal 2011, we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. Based on the discounted cash flows, we estimated that the value of our auction rate securities is approximately 91% of their stated par value as of October 2, 2011.

Stock Repurchase Program:

On October 21, 2010, our Board authorized a $600 million stock buyback program which was completed during the third quarter of fiscal 2011. We extinguished the $600.0 million by repurchasing 32.6 million shares. To date our purchase program has included direct market repurchases, settlements under our yield enhancement program and common shares withheld for tax obligation on vested restricted shares.

On September 20, 2011 our Board authorized a $400 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, cash balances and anticipated uses and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at our discretion. As of October 2, 2011, we have used $35.4 million to repurchase 2.4 million shares with $364.6 million remaining under the program available for additional repurchases.

During the nine months ended October 2, 2011 we used $407.3 million for direct market repurchases, $180.6 million for shares settled under our yield enhancement program and $46.4 million for common shares withheld for tax obligations on vested restricted shares.

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

On August 5, 2011 we entered into a short-term yield enhanced structured agreement with a maturity of less than 90 days at an aggregate price of approximately $52.8 million. On September 14, 2011, we settled this agreement and received 3.0 million shares of our common stock.

Purchase Obligations:

We have outstanding purchase obligations, which primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. As of October 2, 2011, non-cancelable purchase obligations totaled approximately $80.1 million.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents, debt securities and the purchase of our stock through our stock buyback program. As of October 2, 2011, in addition to $64.3 million in cash and cash equivalents, we had $70.7 million invested in short-term investments for a total cash and short-term investment position of $135.0 million that is available for use in our current operations. In addition, we had $19.1 million of long-term investments primarily consisting of auction rate securities.

As of October 2, 2011, approximately 33% of our cash and cash equivalents are offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to income tax in the United States and other transfer restrictions. We believe that liquidity provided by existing cash, cash equivalents and investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. We may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives including the acquisition of other companies and provide us with additional flexibility to take advantage of other business opportunities that arise.

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended
	October 2, 2011	October 3, 2010
	(In thousands, except per share amounts)
Non-GAAP gross margin	$153,396	$140,033
Non-GAAP research and development expenses	41,576	39,683
Non-GAAP selling, general and administrative expenses	41,996	41,364
Non-GAAP operating income	69,824	58,987
Non-GAAP net income attributable to Cypress	69,237	53,486
Non-GAAP net income per share attributable to Cypress—diluted	$0.37	$0.28

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

The following is a reconciliation of Non-GAAP measures to GAAP measures:

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended
	October 2, 2011	October 3, 2010
GAAP gross margin	$148,954	$134,682
Stock-based compensation expense	5,002	5,024
Changes in value of deferred compensation plan	(560)	327

Non-GAAP gross margin	$153,396	$140,033

GAAP research and development expenses	$46,266	$45,753
Stock-based compensation expense	(5,894)	(5,332)
Changes in value of deferred compensation plan	1,204	(738)

Non-GAAP research and development expenses	$41,576	$39,683

GAAP selling, general and administrative expenses	$55,453	$54,384
Stock-based compensation expense	(13,939)	(11,568)
Other acquisition-related expense	—	5
Changes in value of deferred compensation plan	2,464	(1,457)
Impairment of assets and other	(1,982)	—

Non-GAAP selling, general and administrative expenses	$41,996	$41,364

GAAP operating income	$45,633	$30,725
Stock-based compensation expense	24,835	21,924
Other acquisition-related expense	731	712
Changes in value of deferred compensation plan	(4,228)	2,523
Restructuring charges (credits)	871	3,103
Loss on sale of asset	—	—
Impairment of assets and other	1,982	—

Non-GAAP operating income	$69,824	$58,987

GAAP net income attributable to Cypress	$39,981	$34,373
Stock-based compensation expense	24,835	21,924
Other acquisition-related expense	731	712
Changes in value of deferred compensation plan	119	219
Restructuring charges (credits)	871	3,103
Investment-related gains/losses	(1,538)	(3,894)
Impairment of assets and other	1,982	—
Tax effects	2,256	(2,951)

Non-GAAP net income attributable to Cypress	$69,237	$53,486

GAAP net income per share attributable to Cypress—diluted	$0.22	$0.18
Stock-based compensation expense	0.13	0.11
Restructuring charges (credits)	0.01	0.02
Investment-related gains/losses	(0.01)	(0.02)
Impairment of assets and other	0.01	—
Loss on sale of asset	—	—
Tax effects	0.01	(0.01)

Non-GAAP net income per share attributable to Cypress—diluted	$0.37	0.28

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

Auction Rate Securities

As of October 2, 2011, all our auction rate securities are classified as Level 3 financial instruments. Auction rate securities are investments with contractual maturities generally between 20 and 30 years. The auction rate securities held by us are backed by student loans originated under the Federal Family Education Loan Program (FFELP), which are guaranteed by the U.S. Federal Department of Education.

As of October 2, 2011, all of our auction rate securities held by us were rated as either AAA, Aaa or A3 by the major independent rating agencies and all of our auction rate securities have experienced failed auctions due to sell orders exceeding buy orders. These failures are not believed to be a credit issue with the underlying investments, but rather caused by a lack of liquidity. Under the contractual terms, the issuer is obligated to pay penalty rates should an auction fail. The funds associated with failed auctions are not expected to be accessible until one of the following occurs: a successful auction occurs, the issuer redeems the issue, a buyer is found outside of the auction process or the underlying securities have matured. Given these circumstances and the lack of liquidity, we have classified our auction rate securities totaling $19.1 million as long-term investments as of October 2, 2011. If the financial market continues to deteriorate, future downgrades could potentially impact the rating of our auction rate securities.

On a quarterly basis we performed analyses to assess the fair value of the auction rate securities. In the absence of a liquid market to value these securities, we prepared a valuation model based on discounted cash flows. The assumptions used at October 2, 2011 were as follows:

•	7 years to liquidity;

•	continued receipt of contractual interest which provides a premium spread for failed auctions; and

•	discount rates of 1.78%—4.04%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the auction rate securities would be valued at approximately 91% of their stated par value as of October 2, 2011, representing a decline in value of approximately $1.9 million.

As a result of our adoption of the amended other-than-temporary impairment guidance on debt securities in the second quarter of fiscal 2009, we reclassified the non-credit portion of the previously recognized other-than-temporary impairment losses related to our auction rate securities of $5.3 million from accumulated deficit to accumulated other comprehensive loss.

The following table summarizes certain information related to our auction rate securities as of October 2, 2011:

	Fair Value	Fair Value Given a 100 Basis Point Increase in Interest Rates	Fair Value Given a 100 Basis Point Decrease in Interest Rates
	(In thousands)
Auction rate securities	$19,072	$20,979	$17,165

Investments in Publicly Traded and Privately Held Companies

We have equity investments in certain publicly traded companies. The marketable equity securities are classified as available-for-sale investments and are recorded at fair value with unrealized gain (loss) reported as a component in “Accumulated other comprehensive income (loss)” in the Condensed Consolidated Balance Sheets. The fair value of the common stock is subject to market price volatility. The following table summarizes certain information related to these investments as of October 2, 2011:

Investments	Fair Value	Fair Value Given a 10% Increase in Stock Prices	Fair Value Given a 10% Decrease in Stock Prices
	(In thousands)
Marketable equity securities	$2,669	$2,936	$2,402

We also have equity investments in several privately held companies, many of which are start-ups or in development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. As our equity investments generally do not permit us to exert significant influence or control, these amounts generally represent our cost of the investments, less any adjustments we make when we determine that an investment’s net realizable value is less than its carrying cost. As of October 2, 2011, the carrying value of our investments in privately held companies was $4.0 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended October 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicaly Announded Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2), (3)
	(in thousands, except per-share amounts)
July 4-July 31, 2011	—	$—	—
August 1-August 28, 2011	13,328	$17.42	13,328	300.2
August 29 -October 2, 2011	1,903	$15.79	4,903
Total	15,231	$17.35	18,231	364.6

(1)	Monthly information is presented by reference to the Company’s fiscal months during the third quarter of fiscal 2011.
(2)	On October 21, 2010, we announced our Board’s authorization for stock repurchases to $600 million which ended in the third quarter of fiscal 2011.
(3)	On September 20, 2011, we announced our Board’s authorization of a new stock repurchase program of $400 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this item is published Form 8-K, filed May 16, 2011, file number 001-10079, and is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

On Novemeber 3, 2011, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the third quarter of fiscal 2011 performance incentive plans. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our non-GAAP profit-before-taxes percentage as well as individual strategic, operational and financial goals established for each executive. The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement filed with the Securities and Exchange Commission on March 29, 2011) under the KEBP and the PBP in the third quarter of fiscal 2011:

Named Executive Officers	KEBP	PBP
T.J. Rodgers, President and Chief Executive Officer	—	$211,531
Christopher Seams, Executive Vice President, Sales, Marketing and Operations	$68,137	—
Brad W. Buss, Executive Vice President, Finance & Administration and Chief Financial Officer	$59,953	—
Paul Keswick, Executive Vice President, New Product Development	$22,010	—
Norman Taffe, Executive Vice President, Consumer and Computation Division	$48,123	—

Additionally, the Compensation Committee authorized quarterly and annual incentive payments under the KEBP, totaling $329,728, to seven other senior executive officers who are not Named Executive Officers.

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: November 4, 2011	By:	/S/ BRAD W. BUSS
Brad W. Buss
Executive Vice President, Finance and Administration
and Chief Financial Officer

EXHIBIT INDEX

Incorporated by References
Exhibit Number	Description	Form	Filing Date	File No.	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

10.45 *	Compensation Committee of the Board of Directors salary increase authorization dated May 31, 2011by and between Registrant and Brad W. Buss.	8-K	6/1/11	0001-10079	—

10.46 *	1994 Stock Plan, as amended and restated.	S-8	6/2/11	333-174673	—

101 **	The following financial statements from the Company’s 10-Q for the fiscal quarter ended October 2, 2011, formatted in XBRL: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows (iv) Notes to Condensed Consolidated Financial Statements.	—	—	—	—

*	Denotes a management contract or compensatory plan or arrangement
**	Furnished herewith.