Form 10-K
period 2012-01-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2012-02-24
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2012

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

Large accelerated filer    ☒        Accelerated filer    ☐        Non-accelerated filer    ☐        Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 3, 2011 as reported on the NASDAQ Global Select Market, was approximately $3.4 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2012, 154,847,904 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be filed pursuant to Regulation 14A for the year ended January 1, 2012 are incorporated by reference in Items 10 - 14 of Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our manufacturing strategy, our future use of external wafer foundries, our future investment in our Emerging Technology division, our expectation regarding dividends and stock repurchases, the number and impact of future personnel terminations in the Philippines and the expenses related thereto; our expectations, including the timing and savings, related to our restructuring activities which includes the sale of our restructured assets, including the Round Rock Texas property, our expected purchases from Grace Semiconductor, our expectations regarding future technology transfers and other licensing arrangements, our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; our foreign currency exposure and the impact exchange rates could have on our operating margins, the adequacy of our cash and working capital positions, our expected return on our yield-enhancement program and the risks related to such an investment, our intended use of our line of credit; the value and liquidity of our investments, including auction rate securities and our other debt investments, our ability to recognize certain unrecognized tax benefits within the next twelve months as well as the resolution of agreements with various foreign tax authorities, our expectations regarding our outstanding warranty liability, the impact of interest rate fluctuations on our investments, the volatility of our stock price, the impact of new accounting standards on our financial statements and the impact of the credit crisis on consumers. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Annual Report on Form 10-K for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets and consumers we serve and our investments; the current credit conditions; our ability to expand our customer base, our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; our ability to achieve liquidity in our investments the failure or success of our Emerging Technology division and/or the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

General

Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and exceptional system value. Our offerings include the flagship Programmable System-on-Chip (“PSoC®”) families and derivatives such as CapSense® touch sensing and TrueTouch™ solutions for touchscreens. We are the world leader in universal serial bus (“USB”) controllers, including the high-performance West Bridge® solution that enhances connectivity and performance in multimedia handsets. In addition we are the industry leader in the high-performance SRAM memory market and a market leader in programmable timing devices. We serve numerous markets including consumer, mobile handsets, computation, data communications, automotive, industrial and military. Cypress programmable products can be found in a wide array of the world’s leading end products, including cell phones, tablets, PCs and PC peripherals, audio and gaming devices, household appliances, and communications devices.

Cypress was incorporated in California in December 1982. The initial public offering took place in May 1986, at which time our common stock commenced trading on the NASDAQ National Market. In February 1987, we were reincorporated in Delaware and in October 1988, we began listing our common stock on the New York Stock Exchange under the symbol “CY.” On November 12, 2009, we voluntarily moved our stock listing back to the NASDAQ Global Select Market, maintaining the “CY” ticker symbol.

Our corporate headquarters are located at 198 Champion Court, San Jose, California 95134, and our main telephone number is (408) 943-2600. We maintain a website at www.cypress.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

Our fiscal 2011 ended on January 1, 2012, fiscal 2010 ended on January 2, 2011 and fiscal 2009 ended on January 3, 2010. Our fiscal 2011 and 2010 each contained 52 weeks and fiscal 2009 contained 53 weeks.

Business Segments

As of the end of fiscal 2011, our organization included the following business segments:

Business Segments	Description
Consumer and Computation Division	A product division focusing on PSoC®, touch-sensing and touchscreen solutions, universal serial bus (“USB”) and timing solutions.

Data Communications Division	A product division focusing on West Bridge peripheral controllers for handsets, dual port interconnects for networking applications and legacy switches, cable drivers and equalizers for the professional video market.

Memory Products Division	A product division focusing on static random access memories (“SRAM”) and nonvolatile memories.

Emerging Technologies and Other	Includes Cypress Envirosystems, AgigA Tech, Inc. and Deca Technologies, Inc. all majority-owned subsidiaries of Cypress, the Optical Navigation Systems (“ONS”) business unit, China business unit, foundry-related services, other development stage activities and certain corporate expenses.

Sale of Image Sensors Product Family

As part of Cypress’s continued efforts to focus on programmable products including our flagship PSoC® programmable system-on-chip solution and our TrueTouch™ touch-sensing controllers, we divested our image sensors product family by selling it to ON Semiconductor Corporation on February 27, 2011. Accordingly, the name of our Memory and Image Sensor Division was changed to Memory Products Division (“MPD”) to reflect the change in our business. For additional information on this transaction, see Note 2 of Notes to Consolidated Financial Statements under Item 8.

For additional information on our segments, see Note 18 of Notes to Consolidated Financial Statements under Item 8.

Business Strategies

Cypress is committed to managing its expenses and in maintaining a strong balance sheet. We have successfully transitioned many of our business operations to lower-cost centers, including India, the Philippines and China. In addition, we are utilizing foundry partners for more of our manufacturing needs.

In 2009, Cypress introduced two new architectures for its PSoC® platform, PSoC® 3 and PSoC® 5, that extended Cypress’s reach into many new and fast-growing markets and increased its total addressable market by 10x from $1.5 billion to $15 billion. Combining the PSoC® family of devices with an intuitive integrated software development environment called PSoC® Creator™, Cypress continues to be positioned to obtain new business in the microcontroller, programmable analog and programmable logic markets.

In 2010, Cypress also continued to focus sales, marketing, and product development on its “touch” business, which includes touchscreens and button-replacement technologies. As a result, we realized significant revenue growth for our PSoC®-based TrueTouch™ touchscreen controllers and CapSense® capacitive-touch-sensing products, primarily in the handset market. We also realized our first design win from our ONS business unit, which provides unique touch sensors for mobile phones. As a result, Cypress’s handset revenue increased by more than 30 percent, year over year.

In 2011, Cypress introduced three important products: the Gen4™ TrueTouch controllers, the EZ-USB® FX3™ controllers for USB 3.0, and the West Bridge® Benicia controller that brings USB 3.0 capability to mobile devices. All of these families have received positive initial customer acceptance and will add incremental revenue in fiscal 2012.

In fiscal 2012, Cypress will continue to pursue the following key strategies:

•

Drive profitability. Driving profitability and a high return on investment for our stockholders is our first priority. Toward that end, Cypress has implemented a tight, corporate-wide focus on gross margin and operating expenses. Over the past several years, Cypress has continued to move its operations to low-cost centers in India, the Philippines and China and implemented a flexible manufacturing model (see below). As a result of these efforts, Cypress achieved substantial cash flow leverage, with a cash and short-term investment balance totaling approximately $166.3 million at the end of fiscal 2011. In Q3 2011, Cypress announced another $400 million plan to repurchase Cypress stock after completing a $600 million plan announced in Q4 2010. In 2011, Cypress also offered its first ever quarterly cash dividend, with the first payment made in Q3 2011, and subsequent payments made in Q4 2011 and Q1 2012.

•

Drive programmability. We believe our proprietary programmable technology and programmable product leadership, led by our flagship PSoC® family of devices, represents an important competitive advantage for us. Driven by current and anticipated demand, we continue to define, design and develop new programmable products and solutions that offer our customers increased flexibility and efficiency, higher performance, and higher levels of integration with a focus on analog functionality.

•

Extend technology leadership and drive PSoC® proliferation. The most important step of our programmability initiative is to drive PSoC® adoption in large market segments. PSoC® devices can be used in applications ranging from cell phones, MP3 players, tablets and Ereaders to appliances and cars, etc. The product’s easy-to-use programming software and development kits can facilitate rapid adoption across many different platforms.

•

Focus on large and growing markets. We will continue to pursue business opportunities in large and growing markets, including handheld and human interface/consumer devices, portable medical devices, industrial sensing and control, mobile accessories, automotive, and system management.

•

Collaborate with customers to build system-level solutions. We work closely with customers from initial product design through manufacturing and delivery. Our sales, customer and technical support, product marketing and development efforts are organized to optimize our customers’ design efforts, helping them achieve product differentiation and improve time-to-market. Our engineering expertise is focused on developing whole product solutions, including silicon, software and reference designs.

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

•

Identify and exit legacy or non-strategic, underperforming businesses. A focused business will allow us to better achieve our current objectives. Over the past four years, we have divested certain business units that were inconsistent with our future business initiatives and long-term plans. Exiting these businesses has allowed us to focus our resources and efforts on our core programmable and proprietary business model. As part of our growth strategy, we will continue to review our business units to ensure alignment with our short and long-term goals.

•

Pursue complementary strategic relationships. Complementary acquisitions can expand our markets and strengthen our competitive position. As part of our growth strategy, we continue to selectively assess opportunities to develop strategic relationships, including acquisitions, investments and joint development projects with key partners and other businesses. We also have a unique venture based start up model that is part of our Emerging Technologies division and we expect to continue to make significant investments in current ventures as well as new ventures.

As we continue to implement our strategies, there are many internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed under Item 1A.

Product/Service Overview

Consumer and Computation Division (“CCD”):

The Consumer and Computation Division designs and develops solutions for many of the world’s leading end-product manufacturers. Its programmable product offerings are the linchpin of our programmable solutions strategy. This division’s products include PSoC® devices, CapSense and TrueTouch™ touch-sensing/touchscreen products and the industry’s broadest selection of USB controllers and WirelessUSB™ products, and general-purpose programmable clocks. PSoC® products are used in various consumer applications such as MP3 players, mass storage, household appliances, laptop computers and toys. The TrueTouch™ touchscreen products are used in mobile phones, tablets, GPS, digital cameras and other mobile systems. USB is used primarily in PC and peripheral applications and is finding increased adoption rates in consumer devices such as MP3 players, mobile handsets and set-top boxes. Timing devices are used ubiquitously in a wide variety of systems to synchronize the operations of various components.

The following table summarizes the markets and applications related to our products in this segment:

Products	Markets	Applications
PSoC® 1, PSoC® 3 and PSoC® 5	Consumer, handsets, industrial, medical, communications, automotive	Digital still and video cameras, appliances, handheld devices, notebook computers, LCD monitors, medical devices, mice, keyboards, industrial, toys, mobile accessories and e-Bikes.

TrueTouch™	Consumer, computation, handsets, communication, gaming, automotive	Mobile handsets, tablets, portable media players, cameras, autos, video games, GPS systems, keyboards and other applications.

CapSense	Consumer, industrial, computation, white goods, communication, automotive	Notebook computers and PCs, appliances, handheld devices, automotive control pads/media centers, digital cameras, toys, consumer products and many other applications.

USB controllers	PC peripherals, consumer electronics	Printers, cameras, industrial equipment, mice, keyboards, handheld devices, gamepads and joysticks, VoIP phones, headsets, presenter tools, dongles, point of sale devices and bar code scanners.

WirelessUSB	PC peripherals	Mice, keyboards, wireless headsets, consumer electronics, gamepads, remote controllers, toys and presenter tools.

Programmable clocks	Communications, computation	Set-top boxes, copiers, printers, HDTV, industrial automation, printers, single-board computers, IP phones, storage devices, servers and routers.

RoboClock® buffers	Communications	Base stations, high-end telecom equipment (switches, routers), servers and storage.

PSoC® Programmable System-on-Chip products. Our PSoC® products are highly integrated, high-performance mixed-signal devices with an on-board microcontroller, programmable digital and analog blocks, SRAM and flash memory. They provide a low-cost, single-chip solution for a variety of consumer, industrial, medical, and system management applications. A single PSoC® device can potentially integrate as many as 100 peripheral functions saving customers design time, board space, power consumption, and system costs. Because of its programmability, PSoC® allows customers to make modifications at any point during the design cycle, providing unmatched flexibility.

Cypress’s PSoC® 1 device delivers performance, programmability and flexibility with a cost-optimized 8-bit M8 CPU subsystem. PSoC® 3 uses an 8-bit, Intel® 8051-based microcontroller with 7.5 times more computing power than PSoC® 1. The 32-bit, ARM®-Cortex™-based PSoC® 5 has 25 times more computing power than PSoC® 1. The analog-to-digital converters on PSoC® 3 and PSoC® 5 are 256 times more accurate and 10 to 30 times faster than PSoC® 1, and there are 10 times more programmable logic gates available. PSoC® Creator™ is a unique design tool that allows engineers to use intuitive schematic-based capture and dozens of certified, firmware-defined, pre-packaged peripherals. In 2011, Cypress introduced PSoC® Creator™ 2.0, which offers compatibility with popular third-party compilers. It also announced multiple design wins with new customers. Cypress shipped its 1 billionth PSoC® device in 2011, and its online community for developers of PSoC® and other products (www.cypress.com/go/community) featuring technical forums, blogs and videos grew to over 45,000 registered users.

TrueTouch™ Touchscreen Solutions. TrueTouch is a single-chip touchscreen solution that can interpret the inputs of more than 10 fingers from all areas of the screen simultaneously. This enables designers to create new usage models for products such as mobile handsets, tablets, digital camers, portable media players (“PMPs”), GPS and other products. The TrueTouch family also includes devices that perform traditional touchscreen functions including interpreting single touches, and gestures such as tap, double-tap, pan, pinch, scroll, and rotate. In 2011, Cypress introduced the Gen4 family of TrueTouch controllers, which delivers the industry’s best noise performance, fastest refresh rate, lowest power and highest accuracy along with a host of exclusive features. We also announced new, low-cost single-layer sensor technologies that enable manufacturers to replace resistive screens with capacitive screens. The company is shipping products from the TrueTouch family into many of the world’s leading cell phone Original Equipment Manufacturers (“OEM”).

CapSense. Our PSoC®-based CapSense capacitive touch-sensing solutions replace mechanical switches and controls with simple, touch-sensitive controls by detecting the presence or absence of a conductive object (such as a finger) and measuring changes in capacitance. This technology lends itself equally well to buttons, sliders, touchpads, touchscreens and proximity sensors, taking industrial design possibilities to a much higher level. The CapSense family includes CapSense, CapSense Express™ and CapSense Plus™—each supporting different ranges of general purpose inputs/outputs, buttons and slider devices. Cypress’s CapSense devices feature SmartSense™ technology, an automatic tuning solution for its CapSense devices that dynamically detects and adjusts a system’s capacitive-sensing parameters, eliminating the need for manual tuning. Cypress has replaced more than 3.5 billion buttons with CapSense technology and is the worldwide capacitive sensing market share leader in handsets. The company announced new CapSense Express products in 2011, along with a new set of design guides that simplifies the engineering process for customers.

USB Controllers. Cypress is the market leader in USB with more than one billion devices shipped. USB provides the primary connection between a PC and peripherals, including keyboards, mice, printers, joysticks, scanners and modems. It is also used to connect various non-PC systems, such as handheld games, digital still cameras and MP3 players. The USB standard facilitates a “plug-and-play” architecture that enables instant recognition and interoperability when a USB-compatible peripheral is connected to a system. We offer a full range of USB solutions, including low-speed (1.5 Mbps), full-speed (12 Mbps), high-speed (480 Mbps) and now “Super Speed” (5 Gbps) USB products. We also offer a variety of USB hubs, transceivers, serial interface engines and embedded-host products for a broad range of applications.

WirelessUSB™. Designed for short-range wireless connectivity, WirelessUSB enables personal computer peripherals, gaming controllers, remote controls, toys, and other point-to-point or multipoint-to-point applications to “cut the cord” with a low-cost, 2.4-GHz wireless solution. The WirelessUSB system acts as a USB human interface device, so the connectivity is transparent to the designer at the operating system level. WirelessUSB also operates as a simple, cost-effective wireless link in a host of other applications including industrial, consumer, and medical markets. Cypress introduced WirelessUSB NL in 2011, which offers very low power consumption for high-volume markets.

Programmable Clocks. Programmable timing solutions such as our InstaClock device combine high performance with the flexibility and fast time to market of field-programmable devices at a cost that is competitive against custom clocks at equivalent volumes. Working with our easy-to-use CyberClocks software, designers can optimize device parameters such as drive strength, phased-lock loop bandwidth and crystal input capacitive loading. Our programmable clocks are ideal for devices requiring multiple frequencies including Ethernet, PCI, USB, HDTV, and audio applications. Additionally, the FleXO™ family of high-performance clock generators can be instantly programmed in the factory or field to any frequency up to 650 MHz, accelerating time to market and improving manufacturing quality.

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

Data Communications Division (“DCD”):

The Data Communications Division focuses on West Bridge communication products, peripheral controllers, dual-port interconnects, programmable logic devices and PowerPSoC® which includes our EZ-Color™ LED lighting solutions. Our communication products are primarily used in the networking and telecommunications market. This division also makes a line of legacy switches, cable drivers and equalizers for the professional video market. Our specialty memory products consist of first-in, first-out and dual port memories. First-in, first-out (“FIFO”) memories are used for applications such as switches and routers, and dual port memories are used in switching applications and handsets, including networking switches and routers, cellular base stations, mass storage devices, mobile handsets, and telecommunication equipment.

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

West Bridge® Peripheral Bridge Controllers. Our West Bridge products enable direct connection between peripherals, creating ultra-fast transfers while offloading the main processor from data-intensive operations. The West Bridge family complements the main processor by adding support for next generation and latest standards and allowing simultaneous transfers between peripherals and processing elements. West Bridge controllers are three-ported devices designed specifically for handsets to provide a direct path from PC to handset mass storage, freeing baseband/applications processor resources by limiting its involvement in these high-density transfers. Additionally, West Bridge creates simultaneous usage models by adding dedicated paths between the three ports to literally create multiple usage models such as using the handset as a modem, while downloading multimedia files, and playing music. Cypress recently introduced the West Bridge Benicia product which is the first controller to bring USB 3.0 speed (5 Gbps) to mobile handsets.

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

FIFO Memories. FIFOs are used as a buffer between systems operating at different frequencies. Our high-performance FIFO products provide the ideal solution to interconnect problems such as flow control, rate matching, and bus matching. Our FIFO portfolio is comprised of more than 100 synchronous and asynchronous memories in a variety of speeds, bus widths, densities and packages. Using industry-standard pinouts, these products are easily integrated into new and existing designs. Unidirectional, bidirectional, tri-bus and double sync configurations are available with built-in expansion logic and message-passing capabilities for various markets including video, data communications, telecommunications and network switching/routing. In 2011, Cypress introduced the industry’s highest density FIFOs at 72 Mbits.

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

PowerPSoC®. Cypress’s Power PSoC® family of embedded power controllers is the industry’s first fully integrated single-chip solution for both controlling and driving high-power LEDs and other power applications such as small motors. The PowerPSoC family integrates four constant-current regulators and four 32V MOSFETs with our PSoC® programmable system-on-chip, which includes a microcontroller, programmable analog and digital blocks and memory. This uniquely high level of integration provides customers with a single-chip solution for high-quality LED-based lighting products and extends into other embedded applications such as white goods and industrial control.

Powerline Communications Solutions. In 2010, Cypress introduced a PSoC®-based programmable Powerline Communication (“PLC”) solution that enables the reliable transmission of command and control data over high-and low-voltage power lines. The hardware platform combines a modem, network protocol and application code with PSoC®’s programmable analog and digital circuitry, providing an integrated solution that speeds time-to-market. Key applications include smart metering, LED lighting, energy management and solar markets. Cypress’s PLC solution was named a 2010 Editor’s Choice award recipient by Industrial Embedded Systems Magazine.

Memory Products Division (‘MPD”):

Our Memory Products Division designs and manufactures SRAM products and nonvolatile SRAMs (“nvSRAM”s) which are used to store and retrieve data in networking, wireless infrastructure and handsets, computation, consumer, automotive, industrial and other electronic systems. Cypress is the world’s No.1 supplier of SRAMs due to its broad portfolio of high-performance, synchronous SRAMs, consolidation within the supply base and additional share gains with strategic global customers. Our memory products target a variety of markets including networking, telecommunications, wireless communications and consumer applications. In 2011, we reaffirmed our commitment to the SRAM market with investments in new product development for next generation of high-performance synchronous SRAMs to extend the QDR architecture with new products in 2012. We have also completed a major capacity expansion with one of our foundry partners that triples the capacity for our advanced 65-nm SRAM products with very low lead-times. In addition, we are also investing in a new wafer manufacturing process technology and expanding our patented “autoline” packaging and test capability that dramatically cuts our packaging time and cost.

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

Synchronous SRAMs. Our high-speed synchronous SRAMs include standard synchronous pipelined, No Bus Latency (“NoBL”), Quad Data Rate, and Double Data Rate SRAMs, and are typically used in networking applications. NoBL synchronous SRAMs are optimized for high-speed applications that require maximum bus bandwidth up to 250 MHz, including those in the networking, instrumentation, video and simulation businesses. Double Data Rate (“DDR”) SRAMs target network applications and servers that operate at data rates up to 550 MHz. Quad Data Rate™ (“QDR”®) products are targeted toward next-generation networking applications, particularly switches and routers that operate at data rates beyond 550 MHz and offer twice the bus bandwidth of DDR SRAMs. In 2011, Cypress introduced the industry’s first 65-nm QDR and DDR SRAMs. The 144-Mbit and 72-Mbit devices, developed with foundry partner UMC, feature the industry’s fastest clock speeds and operate at half the power of their 90-nm predecessors. They are ideal for networking, medical imaging and military signal processing.

nvSRAMs. nvSRAMs are products that operate similar to standard asynchronous SRAM and reliably store data into an internal nonvolatile array during unanticipated power downs. The competitive advantage of an nvSRAM is infinite endurance and much faster read/write speed than a serial flash or EEPROM. Additionally, these high-speed nonvolatile SRAM devices can store data for more than 20 years without battery backup. These memories are ideal for redundant array of independent disks (“RAID”) storage arrays, metering applications, multifunction printers and other industrial applications, such as PLCs. Additionally, we have our 1-Mbit serial nonvolatile SRAM family and our 4-Mbit and 8-Mbit parallel nvSRAMs with an integrated real-time clock, providing failsafe battery-free data backup in mission-critical applications.

Emerging Technologies:

Cypress’s Emerging Technology Division consists of businesses outside our core semiconductor business. It includes majority-owned subsidiaries Cypress Envirosystems, Inc., AgigA Tech, Inc. and Deca Technologies, Inc. It also includes internal business units Optical Navigation Sensors (ONS), Trackpad Solutions, China Business Unit, foundry services, other development stage activities and certain corporate expenses.

Cypress Envirosystems, Inc., a majority-owned and fully independent subsidiary of Cypress, develops and markets technologies for commercial and industrial plants and buildings to reduce cost, improve productivity, extend asset life, and improve safety and compliance. Its products include a wireless pneumatic thermostat that enables remote temperature sensing and control, a wireless gauge reader that clips onto the face of existing gauges to capture and transmit data, a wireless steam trap monitor that detects leaks and failures, and a wireless transducer reader that provides energy-use characterization and baseline data for audits. It has formed a strategic partnership with Honeywell to sell a custom version of its Wireless Gauge Reader under the Honeywell brand label.

AgigA Tech, Inc. AgigA Tech, a majority-owned and fully independent subsidiary of Cypress, is an industry pioneer in the development of high-speed, high-density, battery-free non-volatile memory solutions. Its flagship product, AGIGARAM™, merges NAND Flash, DRAM and an ultracapacitor power source into a highly reliable non-volatile memory subsystem, delivering unlimited read/write performance at RAM speeds, while also safely backing up all data when power is interrupted. The patent pending approach couples innovations in power management, high-speed data movement and systems knowledge, while leveraging high volume readily available memory technologies to provide a unique non-volatile solution scalable to very high densities. In 2011, AgigA Tech won a Red Herring Top 100 award.

Deca Technologies, Inc. (“Deca”). Deca is a majority-owned and fully independent subsidiary of Cypress Semiconductor. Headquartered in Tempe, AZ., and with global capabilities, Deca has pioneered a breakthrough approach to wafer level packaging and interconnect technology inspired by SunPower Corporation’s unique solar wafer fabrication methodology. Deca’s initial product offering includes a series of wafer level chip scale packaging (“WLCSP”) solutions serving several of the top 25 semiconductor producers. Deca’s approach enables industry leading cycle times, flexibility and value for WLCSP which is one of the semiconductor industry’s fastest growing electronic interconnect technologies.

Optical Navigation Sensors. (“ONS”) Our OvationONS™ laser-based optical navigation sensor replaces mechanical trackball types of user interfaces in smartphones, tablet PCs, remote controls, e-book readers, wired and wireless mice and industrial applications. The sensor delivers fast and precise tracking on more surfaces than other sensors on the market, using our patented OptiCheck™ technology, which offers outstanding accuracy and variable resolution ranging from 800 to 2,400 counts per inch. Based on Cypress’s PSoC® programmable system-on-chip platform, the OvationONS™ II “mouse-on-a-chip” solution is the first product combining a precision laser navigation sensor with an optical signal processor and microcontroller on a single chip.

Trackpad Solutions. Cypress has applied its capacitive sensing expertise to the trackpad market for laptop computers. Trackpads offer cursor control and other functions, and Cypress’s solution has been adopted by multiple PC manufacturers.

China Business Unit. Centered in Shanghai, Cypress’s China Business Unit designs and produces semiconductor solutions for the China marketplace. Early product successes include PSoC®-based solutions for electric bicycles, consumer electronics, and white goods. The China Business Unit is also licensing Cypress technology to foundries throughout Asia.

Acquisitions and Divestitures

We are committed to the ongoing evaluation of strategic opportunities and, where appropriate, to the acquisition of additional products, technologies or businesses that are complementary to, or broaden the markets for, our products. At the same time, we continuously evaluate our businesses to ensure that they are well-aligned with our programmable and proprietary products strategy. Businesses that do not align with our strategy are considered for divestment.

As part of Cypress’s continued efforts to focus on programmable products including our flagship PSoC® programmable system-on-chip solutions and our TrueTouch™ touch-sensing controllers, we divested our image sensors product families and sold them to ON Semiconductor Corporation (“ON”) on February 27, 2011 in an all cash transaction for a consideration of approximately $34 million. For additional information on this divestiture, see Note 2 of Notes to Consolidated Financial Statements under Item 8.

Manufacturing

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

We currently manufacture approximately 42% of our semiconductor products at our wafer manufacturing facility in Bloomington, Minnesota. External wafer foundries, mainly in Asia, manufactured the balance of our products and we expect that our wafer foundry partners will continue to increase as a percentage of total output.

We conduct assembly and test operations at our highly automated assembly and test facility in the Philippines. This facility accounts for approximately 35% to 45% of the total assembly output and 40% to 50% of the total test output. Various subcontractors in Asia performed the balance of the assembly and test operations.

Our facility in the Philippines performs assembly and test operations manufacturing volume products and packages where our ability to leverage manufacturing costs is high. This facility has ten fully integrated, automated manufacturing lines enabling complete assembly and test operations. These autolines require fewer people to run and have shorter manufacturing cycle times than conventional assembly/test operations, which enable us to respond more rapidly to changes in demand.

We have a strategic foundry partnership with Grace Semiconductor Manufacturing Corporation (“Grace”), located in Shanghai, China. Our agreement with them transferred certain proprietary process technologies to Grace and provided additional production capacity to augment output from our manufacturing facilities. Since 2007, when we completed the transfer of our 0.35-micron SONOS, 0.13-micron SRAM and LOGIC processes and 0.09-micron SRAM, we have been purchasing products from Grace that are manufactured using these processes. In conjunction with our partnership with Grace, we made certain pre-payments to them in fiscal 2011 to secure a certain supply of wafers. The pre-payments are expected to be applied to purchases of wafers from Grace over a period of two years commencing from February 23, 2011. As of January 1, 2012, the unapplied pre-payment balance was approximately $8.1 million.

We also have a strategic foundry partnership with United Microelectronics Corporation (“UMC”), located in Taiwan. We use UMC’s 65nm process to produce our leading edge SRAM products which we have been shipping since 2008. Since 2008, we have continuously introduced higher density SRAM products up to 144Mb. Additionally, we have utilized UMC’s 65nm baseline to create derivative processes and products. These derivatives include an embedded flash process to support the next generation programmable system-on-chip and nvSRAM products as well as a derivative utilized to manufacture our USB 3.0 controller.

Research and Development

Research and development efforts are focused on the development and design of new semiconductor products, as well as the continued development of advanced software platforms primarily for our programmable solutions. Our goal is to increase efficiency in order to maintain our competitive advantage. Our research and development organization works closely with our manufacturing facilities, suppliers and customers to improve our semiconductor designs and lower our manufacturing costs. During fiscal 2011, 2010 and 2009, research and development expenses totaled $190.0 million, $176.8 million and $181.2 million, respectively.

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

Customers, Sales and Marketing

We sell our semiconductor products through several channels: sales through global domestically-based distributors; sales through international distributors and manufacturing representative firms; and sales by our sales force to direct original equipment manufacturers and their manufacturers. Our marketing and sales efforts are organized around five regions: North America, Europe, Japan, Greater China, and the rest of Asia. We also have a strategic-account group and a contract-manufacturing group which are responsible for specific customers with worldwide operations. We augment our sales effort with field application engineers, specialists in our products, technologies and services who work with customers to design our products into their systems. Field application engineers also help us identify emerging markets and new products.

Outstanding accounts receivable from Arrow Electronics, Inc., Arkian and Avnet, Inc., three of our distributors, accounted for 14.1%, 13.9% and 11.1% of our consolidated accounts receivable as of January 1, 2012, respectively. Outstanding accounts receivable from Avnet, Inc., accounted for 17% of our consolidated accounts receivable as of January 2, 2011.

Revenue generated through Avnet, Inc. and Weikeng Industrial Co. Ltd., two of our distributors, accounted for 12.8% and 11.2%, respectively, of our consolidated revenue for fiscal 2011. Samsung Electronics (“Samsung”), an end customer, purchases our products from certain of our distributors, primarily from Arkian. Shipments made by our distributors to Samsung in fiscal 2011 accounted for 10.0% of our consolidated revenue for fiscal 2011.

Revenue generated through Avnet, Inc. and Arrow Electronics, Inc. accounted for 15% and 10%, respectively, of our consolidated revenue for fiscal 2010. Revenue through Avnet, Inc accounted for 14% of our consolidated revenue for fiscal 2009. We had no end customers accounting for 10% or greater of our consolidated revenue for fiscal 2010 or 2009.

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

Competition

The semiconductor industry is intensely competitive and continually evolving. This intense competition results in a challenging operating environment for most companies in this industry. This environment is characterized by the potential erosion of product sale prices over the life of each product, rapid technological change, limited product life cycles, greater brand recognition and strong domestic and foreign competition in many markets. Our ability to compete successfully depends on many factors, including:

•	our success in developing new products and manufacturing technologies;
•	delivery, performance, quality and price of our products;
•	diversity of our products and timeliness of new product introductions;
•	cost effectiveness of our design, development, manufacturing and marketing efforts;
•	quality of our customer service, relationships and reputation;
•	overall success with which our customers market their products and solutions that incorporate our products; and
•	number and nature of our competitors and general economic conditions.

We face competition from domestic and foreign semiconductor manufacturers, many of which have advanced technological capabilities and have increased their participation in the markets in which we operate. We compete with a large number of companies primarily in the telecommunications, networking, data communications, computation and consumer markets. Companies who compete directly with our semiconductor businesses include, but are not limited to, Altera, Analog Devices, Atmel, Freescale, Integrated Device

Technology, GSI Technology, Integrated Silicon Solution, Inc., Lattice Semiconductor, Linear Technology, Maxim Integrated Products, Microchip Technology, Renesas, Samsung, Silicon Laboratories, Standard Microsystems, Synaptics, Texas Instruments and Xilinx.

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

Intellectual Property

We have an active program to obtain patent and other intellectual property protection for our proprietary technologies, products and other inventions that are aligned with our strategic initiatives. We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position in the domestic and international markets we serve. As of the end of fiscal 2011, we had approximately 1,800 issued patents and approximately 1,000 additional patent applications on file domestically and internationally. In addition, in fiscal 2012, we are preparing to file up to 120 new patent applications in the United States and up to 75 foreign applications in countries such as China, Taiwan, Korea, Europe and India. The average remaining life of our patent portfolio is approximately 10 years.

In addition to factors such as innovation, technological expertise and experienced personnel, we believe that patents are increasingly important to remain competitive in our industry, defend our position in existing markets and to facilitate the entry of our proprietary products, such as PSoC®, into new markets. As our technologies are deployed in new applications and we face new competitors, we will likely subject ourselves to new potential infringement claims and discover third party infringement of our intellectual property. Patent litigation, if and when instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. However, we are committed to vigorously defending and protecting our investment in our intellectual property. Therefore, the strength of our intellectual property program, including the breadth and depth of our portfolio, will be critical to our success in the new markets we intend to pursue.

In connection with our divestiture of unaligned and non-strategic businesses, we performed an analysis of our intellectual property portfolio to ensure we were deriving the full value of our assets. As a result, we continue to evaluate certain unaligned patents as well as other monetization models for our patent portfolio.

Financial Information about Segments and Geographic Areas

Financial information about segments and geographic area is incorporated herein by reference to Note 18 of Notes to Consolidated Financial Statements under Item 8.

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

Employees

As of January 1, 2012, we had approximately 3,400 employees worldwide, slightly down from approximately 3,500 employees as of January 2, 2011. Geographically, approximately 1,100 employees were located in the Philippines, 900 employees were located in the United States and 1,400 employees were located in other countries. Of the total employees, approximately 1,800 employees were associated with manufacturing, 800 employees were associated with research and development, and 800 employees were associated with selling, general and administrative functions.

None of our employees are represented by a collective bargaining agreement, nor have we ever experienced organized work stoppages.

Executive Officers of the Registrant

Certain information regarding each of our executive officers is set forth below:

Name	Age	Position
T. J. Rodgers	63	President, Chief Executive Officer and Director
Brad W. Buss	48	Executive Vice President, Finance and Administration and Chief Financial Officer
Sabbas A. Daniel	49	Executive Vice President, Quality
Alan Hawse	43	Executive Vice President, Software Development
Paul D. Keswick	54	Executive Vice President, New Product Development, Engineering, IT
Badri Kothandaraman	40	Executive Vice President, Data Communications Division and Executive Director, Cypress India Limited
Dana C. Nazarian	45	Executive Vice President, Memory Products Division
Cathal Phelan	48	Executive Vice President, Chief Technical Officer
Dinesh Ramanathan	42	Executive Vice President, Programmable Systems Division
Christopher A. Seams	49	Executive Vice President, Sales and Marketing
Shahin Sharifzadeh	47	Executive Vice President, World Wide Manufacturing and Operations
Thomas Surrette	49	Executive Vice President, Human Resources
Norman P. Taffe	45	Executive Vice President, Consumer and Computation Division

T.J. Rodgers is founder of Cypress and has been a Director and its President and Chief Executive Officer since 1982. Mr. Rodgers sits on the board of directors of Cypress’s internal subsidiaries as well as Bloom

Energy, a privately held fuel cell company. Mr. Rodgers is also a member of the Board of Trustees of Dartmouth College.

Brad W. Buss joined Cypress in 2005 as Executive Vice President, Finance and Administration and Chief Financial Officer. Prior to joining Cypress, Mr. Buss served as Vice President of Finance at Altera Corporation, a provider of programmable logic solutions. Mr. Buss spent seven years as a finance executive with Wyle Electronics, a provider of high tech services for aerospace, life sciences and information systems, culminating as Chief Financial Officer and Secretary of the Atlas Services division. Mr. Buss was also a member of Cisco Systems’ worldwide sales finance team. In addition, Mr. Buss served as Senior Vice President of Finance and Chief Financial Officer and Secretary at Zaffire, a developer of optical services networking systems. Mr. Buss currently serves as a board member of certain internal subsidiaries and CafePress.com, a private company, as well as Tesla Motors, a publicly listed company.

Sabbas A. Daniel was appointed Executive Vice President of Quality in 2006. Prior to his current position, Mr. Daniel has held various management positions responsible for Cypress’s reliability and field quality organizations. Mr. Daniel joined Cypress in 1998. Prior to joining Cypress, he worked at Samsung in Korea as director of Reliability in the System LSI, memory, LCD, and Alpha microprocessor operations.

Alan Hawse was named Executive Vice President of Software Development in October 2011. Mr. Hawse started his career with Cypress in 1991 and held several new product development management and engineering positions that involved electronic design automation, device modeling and new product information systems. Prior to his current position, Mr. Hawse served as Cypress’s Vice President of Information Technology.

Paul D. Keswick has served as Executive Vice President of New Product Development, Engineering, IT since 1996. Prior to his current position, Mr. Keswick has held various management positions, including Vice President and General Manager for various business divisions. Mr. Keswick has been with Cypress since 1986.

Badri Kothandaraman started his career with Cypress in 1995 and was named Executive Vice President of the Data Communications Division in November 2011. In addition to managing DCD, Mr. Kothandaraman also serves as the Executive Director of Cypress Semiconductor Technology India Private Limited. Prior to assuming his current positions, Mr. Kothandaraman held various management roles in memory design, including serving as the Vice President of the Asynchronous, Specialty Memory, Clocks and Non-volatile products business units.

Dana C. Nazarian was named Executive Vice President of Memory Products Division in February 2009. Mr. Nazarian started his career with Cypress in 1988. Prior to his current position, Mr. Nazarian held various management positions, which included oversight of significant operations in our Round Rock, Texas facility and Vice President of our Synchronous SRAM business unit.

Cathal Phelan re-joined Cypress in late 2008 as Executive Vice President and Chief Technical Officer, having left Cypress in early 2006. In 2006, Mr. Phelan left to become Chief Executive Officer/President at Ubicom Inc., a venture capital backed company delivering multi-threaded CPUs. Prior to 2006, Mr. Phelan held a number of engineering and management roles at Cypress, predominantly in design and architecture and then as Executive Vice President for the Data Communications Division. Mr. Phelan originally joined Cypress in 1991, and has 37 granted U.S. patents.

Dinesh Ramanathan was named Executive Vice President of Programmable Systems Division in November 2011. Prior to his current appointment, Dr. Ramanathan served as the Executive Vice President of Data Communications Division from 2005 to 2011. Dr. Ramanathan also served as a Business Unit Director for the specialty memory and communications business units. Prior to joining Cypress in 2004, Dr. Ramanathan held senior marketing and engineering positions at Raza Microelectronics, a semiconductor company, Raza Foundries, a semiconductor company and Forte Design Systems, an electronic design automation company.

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

The executive officers of our majority-owned subsidiaries are as follows:

Name	Age	Position
Timothy L. Olson	49	President & Chief Executive Officer, Deca Technologies Inc.
Ronald Sartore	62	Chief Executive Officer, AgigA Tech Inc.
Harry Sim	49	Chief Executive Officer, Cypress Envirosystems

Timothy L. Olson founded Deca Technologies, Inc. and has been a Director and its President and Chief Executive Officer since 2009. Prior to establishing Deca Technologies, Mr. Olson was Senior Vice President of Research & Development and the Emerging Technologies businesses with Amkor Technology, a semiconductor company. Mr. Olson was also previously Executive Vice President of Products and Operations at Micro Component Technology, a manufacturer of automatic testing and handling equipment Vice President of Fico b.v., a developer of packaging solutions for the semiconductor industry and was an Operations and Development Manager at Motorola Semiconductor Products Sector. Mr. Olson has held a technical advisory board position with Cypress since 1998.

Ronald Sartore was appointed Chief Executive Officer of AgigA Tech, Inc. in 2007. AgigA Tech, Inc. was originally a subsidiary of Simtek Corporation, a public company Cypress acquired in 2008. Mr. Sartore has over 30 years of experience in the computer and semiconductor fields. Prior to his current role, Mr. Sartore served as an Executive Vice President and director of Simtek Corporation. Prior to tenure at Simtek, Mr. Sartore served as a Vice President of several business units at Cypress, which he joined as a result of Cypress’s 1999 acquisition of Anchor Chips, a company Mr. Sartore founded in 1995. Prior to Anchor Chips, Mr. Sartore held various engineering and management roles at Cheetah International, a supplier of software systems, which he co-founded in 1985.

Harry Sim was appointed Chief Executive Officer of Cypress Envirosystems in 2006. Prior to Cypress Envirosystems, Mr. Sim was with Honeywell from 1991 to 2006, where he was most recently the Global Vice-President of Marketing for Honeywell’s Industrial Process Control division. During his 15 years with Honeywell, Mr. Sim held executive positions in general management, strategy, mergers and acquisitions. Prior to Honeywell, Mr. Sim worked at GE, where he was a Payload Director at NASA’s Mission Control Center in Houston.

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

We have significant customer sales both in the U.S. and internationally. We are also reliant upon U.S. and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions, including the challenging economic conditions that have prevailed and continue to prevail in the U.S. and worldwide. The recent turmoil in the financial markets has resulted in dramatically higher borrowing costs which have made it more difficult (in some cases, prohibitively so) for many companies to obtain credit and fund their working capital obligations. If any of our manufacturing partners, customers, distributors or suppliers experiences serious financial difficulties or ceases operations, our business will be adversely affected. In addition, the adverse impact of the credit crisis on consumers, including higher unemployment rates, is expected to adversely impact consumer spending, which will adversely impact demand for consumer products such as certain end products in which our chips are embedded. For example, in the first quarter of fiscal 2011, we experienced a revenue shortfall due to a sudden decline in consumer demand for tablet products which incorporate our products. Our TrueTouch™ family of products, which is highly concentrated in consumer markets, is also susceptible to declines in consumer demand that may arise from adverse economic conditions. In addition, prices of certain commodities, including oil, metals, grains and other food products, are volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations and periodic delays in delivery. High or volatile commodity prices increase the cost of doing business and adversely affect consumers’ discretionary spending. As a result of the difficulty that businesses (including our customers) may have in obtaining credit, the increasing and/or volatile costs of commodities and the decreased consumer spending that is the likely result of the credit market crisis, unemployment and commodities’ price volatility, continued global economic and market turmoil are likely to have an adverse impact on our business, financial condition, results of operations and cash flows.

The trading price of our common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, and each of which could adversely affect our stockholders’ value.

The trading price of our common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, including, but not limited to:

•	quarterly variations in our results of operations or those of our competitors;
•	announcements by us or our competitors of acquisitions, new products, significant contracts, design wins, commercial relationships or capital commitments;
•	the perceptions of general market conditions in the semiconductor industry and global market conditions;
•	our ability to develop and market new and enhanced products on a timely basis;
•	any major change in our board or management;
•	changes in governmental regulations or in the status of our regulatory compliance;
•	recommendations by securities analysts or changes in earnings estimates concerning us or our customers or competitors;
•	announcements about our earnings or the earnings of our competitors that are not in line with analyst expectations;
•	the volume of short sales, hedging and other derivative transactions on shares of our common stock;
•	economic conditions and growth expectations in the markets we serve;

•	credit conditions; and
•	changes in our policy regarding dividends or our ability to declare a dividend.

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

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. Demand for our products depends in large part on the continued growth of various electronics industries that use our products, including, but not limited to:

•	wireless telecommunications equipment;
•	computers and computer-related peripherals;
•	memory;
•	networking equipment and
•	consumer electronics including mobile handsets, tablets, notebook PC’s, automotive electronics and industrial controls.

Any downturn or reduction in the growth of these industries could seriously harm our business, financial condition and results of operations. In particular, our TrueTouch™ family of products is highly concentrated in consumer markets which are susceptible to changes in the general economy.

We order materials and build our products based primarily on our internal forecasts, customer and distributor forecasts and secondarily on existing orders, which may be cancelled under many circumstances. Because our markets are volatile and subject to rapid technological and price changes, our forecasts may be inaccurate, causing us to make too many or too few of certain products.

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

If we fail to compete successfully in our highly competitive industry and markets, our business, financial condition and results of operations will be seriously harmed.

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

Our ability to compete successfully in the rapidly evolving semiconductor technology industry depends on many factors, including:

•

our success in developing and marketing new products, software platforms and manufacturing technologies and bringing them to market on a timely basis; especially our new touchscreen products which have been a major source of revenue growth over the last two years;

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

If we fail to develop, introduce and sell new products or fail to develop and implement new technologies, our financial results could be adversely impacted.

Like many semiconductor companies, which operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. Our new products, for example PSoC®3 and 5 and TrueTouch™ are an important strategic focus for us and therefore, they tend to consume a significant amount of resources. The new products the market requires tend to be increasingly complex, incorporating more functions and operating at faster speeds than old products. Increasing complexity generally requires smaller features on a chip. This makes manufacturing new generation of products substantially more difficult than prior generations.

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

A shortage in foundry manufacturing capacity, which is more likely to occur at times of increasing demand, could hinder our ability to meet demand for our products and therefore adversely affect our operating results. In addition, greater demand for wafers produced by any such foundries without an offsetting increase in foundry capacity raises the likelihood of potential wafer price increases. Our operations would be disrupted if any of our foundry partners terminates its relationship with us or has financial issues and we are unable to arrange a satisfactory alternative to fulfill customer orders on a timely basis and in a cost-effective manner. However, there are only a few foundry vendors that have the capabilities to manufacture our most advanced products. If we engage alternative sources of supply, we may encounter start-up difficulties and incur additional costs. Also, shipments could be delayed significantly while these sources are qualified for volume production. The recent earthquake and tsunami in Japan and the aftermath have created significant economic uncertainty in that country. While we do not have significant operations in Japan, certain of our raw materials are sourced there. Based on a review of our extended semiconductor supply chain, we do not foresee any significant impact in the near term on our ability to supply product to our customers due to the earthquake in Japan, the floods in Thailand or any other disasters that could occur in the world. We will continue to monitor these situations and any potential impact on our business.

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

Our channel partners include distributors and resellers. We continue to expand and change our relationships with our distributors and see an increase in the proportion of our revenues generated from our distributor channel in the future. Worldwide sales through our distributors accounted for approximately 72% of our net sales in fiscal year 2011. We rely on many distributors to assist us in creating customer demand, providing technical support and other value-added services to our customers, filling customer orders and stocking our products. We face ongoing business risks due to our reliance on our channel partners to create and maintain customer relationships where we have a limited or no direct relationship. Should our relationships with our channel partners or their effectiveness decline, we face the risk of declining demand which could affect our results of operations. Our contracts with our distributor may be terminated by either party upon notice. In addition, our distributors are located all over the world and are of various sizes and financial conditions. Any disruptions to our distributors’ operations such as lower sales, lower earnings, debt downgrades, the inability to access capital markets and higher interest rates could have an adverse impact on our business.

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

Intellectual property litigation is frequently expensive to both the winning party and the losing party and could take up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could find that our intellectual property rights are invalid, enabling our competitors to use our technology, or require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business, financial condition and results of operations. Also, although in certain instances we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all. We believe we have meritorious defenses and claims in our current litigation and we intend to defend and pursue such claims vigorously. Unfortunately, such litigation and other claims are subject to inherent uncertainties.

We also rely on trade secret protection for our technology, in part through confidentiality and other written agreements with our employees, consultants and third parties. Through these and other written agreements, we attempt to control access to and distribution of our intellectual property documentation and other proprietary technology information. Despite our efforts to protect our proprietary rights, former employees, consultants or third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality as our technology. Policing unauthorized use of our intellectual property rights is difficult, and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriation of our technology or intellectual property rights, particularly in foreign countries where we do business or where our technology is sold or used, where the laws may not protect proprietary rights as fully as do the laws of the United States or where the enforcement of such laws is not common or effective.

If credit market conditions do not continue to improve or if they worsen, it could have a material adverse impact on our investment portfolio.

The ongoing U.S. sub-prime mortgage defaults and the global financial, economic and credit issues have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. If the global credit market does not continue to improve or if it deteriorates, our investment portfolio may be impacted and we could determine that some of our investments are impaired. This could materially adversely impact our results of operations and financial condition.

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

To a greater degree than most non-technology companies, we depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain such personnel and to attract and retain other highly qualified personnel, particularly product and process engineers. We compete for these individuals with other companies, academic institutions, government entities and other organizations. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. Equity awards are critical to our ability to hire and retain such key personnel. In addition, we may also need to significantly increase our cash based compensation significantly.

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our worldwide operations could be disrupted by earthquakes, telecommunications failures, power or water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics or pandemics and other natural or man-made disasters or catastrophic events, for which we are predominantly self-insured. The occurrence of any of these business disruptions could result in significant losses, seriously harm our revenue and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the Philippines, China and India. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products. Our operations could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, regulatory or political issues. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. However in the event of a major earthquake or other natural disaster or catastrophic event, our revenue, profitability and financial condition could suffer.

In late July 2011, Thailand experienced severe flooding that caused widespread damage to the local manufacturing industry. We obtain certain components from suppliers with operations in Thailand that were and continue to be severely impacted by the flooding. If we are unable to support our ongoing demand for these components, our business, revenues, gross margins and results of operations may be adversely affected.

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential and proprietary information, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, manufacturing, distribution or other critical functions.

We manage and store various proprietary information and sensitive or confidential data relating to our business on the cloud. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions have adversely affected us in the past, and in the future could adversely affect, our financial results, stock price and reputation.

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

We routinely incur indebtedness to finance our operations and at times we have had significant amounts of outstanding indebtedness and substantial debt service requirements. Our ability to meet our payment and other obligations under our indebtedness depends on our ability to generate significant cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any amended credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations under indebtedness we may under take from time to time. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under any indebtedness we owe. As of January 1, 2012, our outstanding debt included $15.2 million capital leases, $14.1 million equipment loans and $16.4 million advances received for the sale of certain of our auction rate securities. See Note 13 for more information on equipment loans, Note 17 for more information on capital leases and Note 5 for more information on advances received for the sale of auction rate securities.

Changes in U.S. tax legislation regarding our foreign earnings could materially impact our business.

A majority of our revenue is generated from customers located outside the U.S. and a substantial portion of our assets, including employees, are located outside the U.S. Foreign withholding taxes and U.S. income taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. In the past, the administration has considered initiatives which could substantially reduce our ability to defer U.S. taxes including: limitations on deferral of U.S. taxation of foreign earnings, eliminate utilization or substantially reduce our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the U.S. If any of these proposals are constituted into law, they could have a negative impact on our financial position and results of operations.

We are subject to examination by the U.S. Internal Revenue Service (the “IRS”), and from time to time we are subject to income tax audits or similar proceedings in other jurisdictions in which we do business, and as a result we may incur additional costs and expenses or owe additional taxes, interest and penalties which will negatively impact our operating result.

We are subject to income taxes in the U.S. and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. The results of these US and certain foreign jurisdiction examinations may result in a decrease of our current estimate of unrecognized tax benefits or increase of actual tax liabilities which could negatively impact our financial position, results of operations and cash flows.

The accumulation of changes in our shares by “5-percent stockholders” could trigger an ownership change for U.S. income tax purposes, in which case our ability to utilize our net operating losses would be limited and therefore impact our future tax benefits.

Cypress is a publicly traded company whose stockholders can change on a daily basis. These changes are beyond our control. The U.S. Internal Revenue Code (Section 382) restricts a company’s ability to benefit from net operating losses if a “Section 382 Ownership Change” occurs. An ownership change for purposes of U.S. tax law Section 382 may result from ownership changes that increase the aggregate ownership of “5-percent stockholders,” by more than 50 percentage points over a testing period, generally three years (“Section 382 Ownership Change”). To our knowledge, we have not experienced a Section 382 Ownership Change. We cannot give any assurance that we will not experience a Section 382 Ownership Change in future years.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are located in San Jose, California. The following tables summarize our primary properties as of the end of fiscal 2011:

Location	Square Footage	Primary Use
Owned:
United States:
San Jose, California	171,000	Administrative offices, research and development
Bloomington, Minnesota	337,000	Manufacturing, research and development
Round Rock, Texas	100,000	Property held for sale
Lynnwood, Washington	67,000	Administrative offices, research and development
Asia:
Cavite, Philippines	221,000	Manufacturing, research and development
Leased:
Asia:
Bangalore, India	170,000	Research and development
Shanghai, China	29,000	Research and development

The manufacturing facility located in Round Rock, Texas ceased operations in fiscal 2008. The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Consolidated Balance Sheets was $6.9 million as of January 1, 2012 and January 2, 2011. We expect to sell the facility within the next twelve months; however, there can be no assurance of this and our ability to complete the sale of any restructured assets may be impacted by economic and credit conditions. We continue to incur expenses related to ongoing maintenance and upkeep of the Texas facility until we complete the sale of the property.

In the middle of fiscal 2011, one of our buildings consisting of 62,688 square feet located in San Jose, California was vacated and we began to market it for sale or lease. In the fourth quarter of fiscal 2011, we completed the sale of this building to a third party for approximately $5.1 million. Refer to Note 6 for more information on this transaction.

In April 2011, we sold a building located in San Jose, California consisting of 75,732 square feet to a charitable organization for $4.0 million in exchange for a promissory note. Refer to Note 17 for more information on this transaction.

We have additional leases for sales offices and design centers located in the United States, Asia and Europe. We believe that our current properties are suitable and adequate for our foreseeable needs. We may need to exit facilities as we continue to evaluate our business model and cost structure.

ITEM 3.	LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 17 of Notes to Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders of Common Equity, Dividends and Performance Graph

Effective November 12, 2009, our common stock is listed on the NASDAQ Global Select Market under the trading symbol “CY.” Prior to November 12, 2009, our common stock was listed on the New York Stock Exchange. The following table sets forth the high and low per share prices for our common stock:

	Low	High
Fiscal 2011:
Fourth quarter	$13.99	$20.25
Third quarter	$14.87	$23.19
Second quarter	$17.83	$23.17
First quarter	$17.94	$23.38
Fiscal 2010:
Fourth quarter	$12.39	$18.58
Third quarter	$9.94	$13.14
Second quarter	$10.03	$13.62
First quarter	$10.05	$12.43
Fiscal 2009:
Fourth quarter	$8.43	$10.79
Third quarter	$8.61	$11.27
Second quarter	$6.74	$9.33
First quarter	$3.87	$6.94

As of February 15, 2012, there were approximately 1,535 registered holders of record of our common stock.

Dividends

We initiated our first ever dividend program in the second quarter of fiscal 2011 and our Board declared cash dividends of $0.09 per share payable in the third and fourth quarters of fiscal 2011. Total cash dividends paid in fiscal 2011 were approximately $29.0 million. On December 8, 2011, our Board declared a cash dividend of $0.09 per share payable to holders of record of our common stock at the close of business day on January 5, 2012. This cash dividend was paid on January 19, 2012 and totaled approximately $13.8 million. No cash dividends were declared and paid in fiscal 2010 and 2009.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the Standard and Poor (“S&P”) 500 Index and the S&P Semiconductors Index for the last five fiscal years:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cypress Semiconductor Corporation, the S&P 500 Index, and the S&P

Semiconductors Index

* $100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Indexes calculated on month-end basis.

	December 30, 2007	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012
Cypress**	$218	$149	$393	$692	$636
S&P 500 Index	$105	$66	$84	$97	$99
S&P Semiconductors Index	$112	$61	$98	$109	$111

**	All closing prices underlying this table have been adjusted for cash dividends, stock splits and stock dividends including the SunPower spin.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information:

The following table summarizes certain information with respect to our common stock that may be issued under the existing equity compensation plans as of January 1, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In thousands, except per-share amounts)
Equity compensation plans approved by shareholders	25,000	(1)	$6.75	(3)	26,900	(2)
Equity compensation plans not approved by shareholders	7,300		$5.91		—

Total	32,300		$6.49	(3)	26,900

(1)	Includes 9.0 million shares of restricted stock units and restricted stock awards granted.

(2)	Includes 23.9 million shares available for future issuance under Cypress’s 1994 Amended Stock Option Plan. In addition, the amount includes 3.0 million shares available for future issuance under Cypress’s Employee Stock Purchase Plan.
(3)	Excludes the impact of 9.0 million shares of restricted stock units and restricted stock which have no exercise price.

See Note 7 of Notes to Consolidated Financial Statements under Item 8 for further discussion of Cypress’s stock plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock Buyback Programs:

$400 Million Program Authorized in Fiscal 2011

On September 20, 2011, our Board of Directors (the “Board”) authorized a new $400.0 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our Board.

The table below sets forth information with respect to repurchases of our common stock made during fiscal 2011 under this program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per-share amounts)
Authorized fund under this program Repurchases in fiscal 2011:	—	$—	—	$400,000
August 29, 2011—October 2, 2011	1,125	15.57	1,125	$382,489
October 3, 2011—October 30, 2011	1,257	14.29	1,257	$364,530
October 31, 2011—November 27, 2011	139	18.92	139	$361,888
November 28, 2011—January 1, 2012	2,540	16.42	2,540	$320,189

Total repurchases in fiscal 2011	5,061	15.77	5,061	$320,189

$600 Million Program Authorized in Fiscal 2010

The $600.0 million stock buyback program authorized by our Board in October 2010 was completed in the third quarter of fiscal 2011. The following table sets forth information with respect to repurchases of our common stock made during fiscal 2011 and 2010 under this program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per-share amounts)
Authorized fund under this program Repurchases in fiscal 2010:	—	$—	—	$600,000
Stock repurchases:
October 4, 2010—October 31, 2010	16	13.13	16	$599,794
November 1, 2010—November 28, 2010	457	14.95	457	$592,958
November 29, 2010—January 2, 2011	1,229	17.91	1,229	$570,946

Total repurchases in fiscal 2010	1,702	17.07	1,702	$570,946

Repurchases in fiscal 2011:
Stock repurchases:
January 3, 2011—January 30, 2011	1,411	$18.56	1,411	$544,748
January 31, 2011—February 27, 2011	2,464	$21.19	2,464	$492,530
February 28, 2011—April 3, 2011	1,981	$19.52	1,981	$453,857
April 4, 2011—May 1, 2011	102	$17.91	102	$452,033
May 30, 2011—July 3, 2011	1,215	$19.72	1,215	$428,063
July 4, 2011—July 31, 2011	7	$21.68	7	$427,924
August 1, 2011—August 28, 2011	13,341	$17.42	13,341	$195,469
August 29, 2011—October 2, 2011	914	$16.22	914	$180,635

Total	21,435	$18.21	21,435	$180,635

Yield enhancement structured agreements settled in stock
February 28, 2011—April 3, 2011	2,500	$20.99	2,500	$128,152
April 4, 2011—May 1, 2011	4,000	$18.84	4,000	$52,802
August 29, 2011—October 2, 2011	3,000	$17.60	3,000	$—

Total	9,500	$19.01	9,500	$—

Total repurchases in fiscal 2011	30,935	$18.46	30,935	$—

Total repurchases under this program	32,637	$18.38	32,637	$—

$600 Million Program Authorized in Fiscal 2008

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

Yield Enhancement Program (“YEP”):

In fiscal 2009, the Audit Committee approved a yield enhancement strategy intended to improve the yield on our available cash. As part of this program, the Audit Committee authorized us to enter into short-term yield enhanced structured agreements, typically with maturities of 90 days or less, correlated to our stock price. Under the agreements we have entered into to date, we pay a fixed sum of cash upon execution of an agreement in exchange for the financial institution’s obligations to pay either a pre-determined amount of cash or shares of our common stock depending on the closing market price of our common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our cash investment returned plus a yield substantially above the yield currently available for short-term cash investments. If the closing market price is at or below the pre-determined price, we will receive the number of shares specified at the agreement’s inception. As the outcome of these arrangements is based entirely on our stock price and does not require us to deliver either shares or cash, other than the original investment, the entire transaction is recorded in equity. The shares received upon the maturing of a yield enhancement structure are included in our “shares of common stock held in treasury” in the Consolidated Balance Sheets under Item 8.

We have entered into various yield enhanced structured agreements based upon a comparison of the yields available in the financial markets for similar maturities against the expected yield to be realized per the structured agreement and the related risks associated with this type of arrangement. We believe the risk associated with these types of agreements is no different than alternative investments available to us with equivalent counterparty credit ratings. All counterparties to a yield enhancement program have a credit rating of at least Aa2 or A as rated by major independent rating agencies. For all such agreements that matured to date, the yields of the structured agreements were far superior to the yields available in the financial markets primarily due to the volatility of our stock price and the pre-payment aspect of the agreements. The counterparty is willing to pay a premium over the yields available in the financial markets due to the structure of the agreement.

The following table summarizes the activity of our settled yield enhanced structured agreements during fiscal 2011, 2010 and 2009:

Periods	Aggregate Price Paid	Total Cash Proceeds Received Upon Maturity	Yield Realized	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
	(In thousands, except per-share amounts)
Fiscal 2011:
Settled through cash proceeds (1)	$137,798	$143,798	$6,000	—	$—
Settled through issuance of common stock (2)	180,636	—	—	9,500	$19.01

Total for fiscal 2011	$318,434	$143,798	$6,000	9,500	$19.01

Fiscal 2010:
Settled through cash proceeds	207,882	$217,489	$9,607	—	$—
Settled through issuance of common stock	114,917	—	—	10,000	$11.49

Total for fiscal 2010	$322,799	$217,489	$9,607	10,000	$11.49

Fiscal 2009:
Settled through cash proceeds	$68,017	$69,065	$1,048	—	$—

Total for fiscal 2009	$68,017	$69,065	$1,048	—	$—

(1)	This includes a YEP agreement entered into in fiscal 2010 for an aggregate price of approximately $43.9 million which remained unsettled as of the end of fiscal 2010. Such agreement was subsequently settled in the first quarter of fiscal 2011 for approximately $47.0 million.
(2)	Included as part of the $600 million stock buyback program authorized in fiscal 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements under Item 8:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010	December 28, 2008 (1)(2)(3)	December 30, 2007 (1)(2)(3)
	(In thousands, except per-share amounts)
Consolidated Statement of Operations Data:
Revenues	$995,204	$877,532	$667,786	$765,716	$821,597
Cost of revenues	$448,602	$388,359	$397,204	$426,284	$448,847
Operating income (loss)	$153,719	$87,864	$(149,255)	$(471,433)	$6,433
Gain on sale of SunPower common stock	$—	$—	$—	$192,048	$373,173
Income (loss) from continuing operations attributable to Cypress	$167,839	$75,742	$(150,424)	$(319,262)	$366,862
Income from discontinued operations attributable to Cypress	$—	$—	$—	$34,386	$16,057
Income from discontinued operations—noncontrolling interest, net of taxes	$—	$—	$—	$34,154	$12,681
Noncontrolling interest, net of income taxes	$(882)	$(866)	$(946)	$(311)	$(19)

Net income (loss)	$166,957	$74,876	$(151,370)	$(251,033)	$395,581
Adjust for net loss (income) attributable to noncontrolling interest	$882	$866	$946	$(33,843)	$(12,662)

Net income (loss) attributable to Cypress	$167,839	$75,742	$(150,424)	$(284,876)	$382,919

Net income (loss) per share—basic:
Continuing operations attributable to Cypress	$1.02	$0.47	$(1.03)	$(2.12)	$2.36
Discontinued operations attributable to Cypress	—	—	—	0.23	0.10

Net income (loss) per share—basic	$1.02	$0.47	$(1.03)	$(1.89)	$2.46

Net income (loss) per share—diluted:
Continuing operations attributable to Cypress	$0.90	$0.40	$(1.03)	$(2.12)	$2.13
Discontinued operations attributable to Cypress	—	—	—	0.23	0.10

Net income (loss) per share—diluted	$0.90	$0.40	$(1.03)	$(1.89)	$2.23

Dividends per share:
Declared	$0.27	$—	$—	$—	$—
Paid	$0.18	$—	$—	$—	$—
Shares used in per-share calculation:
Basic	164,495	161,114	145,611	150,447	155,559
Diluted	186,895	191,377	145,611	150,447	171,836

	As of
	January 1, 2012	January 2, 2011	January 3, 2010	December 28, 2008 (2)	December 30, 2007 (1)(2)(3)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$166,330	$434,261	$299,642	$237,792	$1,035,738
Working capital	$79,190	$383,369	$279,643	$241,370	$618,012
Total assets	$810,090	$1,072,801	$912,508	$928,732	$3,744,352
Debt (4)	$45,767	$—	$—	$27,023	$549,517
Stockholders’ equity	$397,842	$702,893	$630,384	$638,427	$1,817,274
Total assets of discontinued operations	$—	$—	$—	$—	$1,666,339
Total liabilities of discontinued operations	$—	$—	$—	$—	$721,155

(1)	Our historical consolidated financial statements for fiscal 2008 and 2007 had been recast to account for SunPower as discontinued operations in those fiscal years. Accordingly, we reflected the results of operations of SunPower prior to the Spin-Off as discontinued operations in the Consolidated Statements of Operations Data. The assets, liabilities and noncontrolling interest related to SunPower were reclassified and reflected as discontinued operations in the Consolidated Balance Sheet Data. The Spin-Off of SunPower was approved and completed in fiscal 2008.

(2)	During the third quarter of fiscal year 2009, we identified historically immaterial errors related to the value of our raw material inventory balances located in the Philippines. We assessed the materiality of these errors on prior period financial statements and concluded that the errors were not material to any prior annual or interim periods but the cumulative error would be material in the third quarter of fiscal 2009, if the entire correction was recorded in the third quarter. Accordingly, we revised certain prior year amounts and balances to allow for the correct recording of these transactions. The loss from operations for fiscal 2008 increased by $1.6 million and the income from operations for fiscal 2007 decreased by approximately $3.0 million as a result of the inventory error corrections in those periods. Inventory balances as of the end of fiscal 2008 and 2007 included adjustments related to the previously mentioned inventory error corrections that decreased the balances by approximately $7.0 million and $5.5 million, respectively. The balances of accumulated deficit as of the end of fiscal 2008 and 2007 were appropriately adjusted for the same amounts of inventory correction adjustments in those fiscal years.
(3)	Effective January 1, 2009, we adopted the new accounting guidance on convertible debt instruments that have a “net settlement feature,” which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under the guidance, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of our nonconvertible debt borrowing rate. Since our 1.00% Notes and our 1.25% convertible subordinated notes (“1.25% Notes” were issued in 2003 and redeemed in February 2007), had an equity component that could be settled in cash or equity, both debt instruments qualified for this treatment.
The cumulative effect as of December 29, 2008 (the first day of fiscal 2009) of the change in accounting principle was a decrease to convertible debt of approximately $1.0 million for the discount on the 1.00% Notes, a decrease to additional paid-in capital of approximately $43.4 million, a decrease to accumulated deficit of approximately $44.5 million and an increase to debt issuance cost of approximately $0.1 million. Our adoption of the new guidance resulted in higher interest and other income of $144.4 million in fiscal 2008. Fiscal year 2007 included the impact of the retrospective application of the new accounting guidance relating to debt which decreased total assets by $6.4 million and convertible notes by $50.5 million and increase stockholders’ equity by $46.0 million.
(4)	The debt in fiscal year 2011 included $15.2 million capital leases, $14.1 million equipment loans and $16.4 million advances received for the sale of certain of our auction rate securities (all balances include both short-term and long-term portions). See Note 13 for more information on equipment loans, Note 17 for more information on capital leases and Note 4 for more information on advances received for the sale of auction rate securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, which are discussed under Item 1A.

EXECUTIVE SUMMARY

General

Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and exceptional system value. Our offerings include the flagship Programmable System-on-Chip (“PSoC®”) families and derivatives such as CapSense touch sensing and TrueTouchTM solutions for touchscreens. We are the world leader in universal serial bus (“USB”) controllers, including the high-performance West Bridge solution that enhances connectivity and performance in multimedia handsets. We are also a leader in high-performance memories and programmable timing devices. We serve numerous markets including consumer, mobile handsets, computation, data communications, automotive, industrial and military.

As of the end of fiscal 2011, our organization included the following business segments:

Business Segments	Description
Consumer and Computation Division	A product division focusing on PSoC®, touch-sensing and touchscreen solutions, USB and timing solutions.

Data Communications Division	A product division focusing on West Bridge peripheral controllers for handsets, dual port interconnects for networking applications and legacy switches, cable drivers and equalizers for the professional video market.

Memory Products Division	A product division focusing on static random access memories and nonvolatile memories.

Emerging Technologies and Other	Includes Cypress Envirosystems, AgigA Tech, Inc. and Deca Technologies, Inc. all majority-owned subsidiaries of Cypress, the Optical Navigation Systems (“ONS”) business unit, China business unit, foundry-related services, other development stage activities and certain corporate expenses.

Sale of Image Sensors Product Family

As part of Cypress’s continued efforts to focus on programmable products including our flagship PSoC® programmable system-on-chip solution and our TrueTouchTM touch-sensing controllers, we divested our image sensors product family by selling it to ON Semiconductor Corporation (“ON”) on February 27, 2011. Accordingly, the name of our Memory and Image Sensor Division was changed to Memory Products Division (“MPD”) to reflect the change in our business. For additional information on the sale of Image Sensors Product Family, refer to Note 2 of Notes to Consolidated Financial Statements under Item 8.

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

Consistent with this strategy, our Board approved a plan in December 2007 to exit our manufacturing facility in Texas and transfer production to our more cost-competitive facility in Minnesota and outside foundries. We substantially completed our exit plan by the end of fiscal 2008. We continued to hold the property for sale as of January 1, 2012.

RESULTS OF OPERATIONS

Revenues

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Consumer and Computation Division	$511,677	$343,226	$274,861
Memory Products Division	352,118	405,844	288,246
Data Communications Division	100,008	110,647	96,568
Emerging Technologies and Other	31,401	17,815	8,111

Total revenues	$995,204	$877,532	$667,786

We sold our image sensors product family in early 2011. The revenue pertaining to our image sensors product family for fiscal 2011, 2010 and 2009 included in the Memory Products Division segment in the table above amounted to $7.6 million, $31.4 million and $24.9 million, respectively. For additional information on the sale of Image Sensors Product Family, refer to Note 2 of Notes to Consolidated Financial Statements under Item 8.

Consumer and Computation Division:

Revenues from the Consumer and Computation Division increased by $168.5 million in fiscal 2011, or approximately 49.1%, compared to fiscal 2010. The increase was primarily driven by the increase in sales in our PSoC® family of products mainly due to much higher demand in our capacitive touchscreen applications in mobile devices and in tablets. Our PSoC® product families, including our touchscreen family, continued to gain new design wins, expanded our customer base and increased market penetration in a variety of end-market applications including mobile handsets, tablet computers, cameras, global positioning system devices “GPS” and other products.

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

Memory Products Division:

Revenues from the Memory Products Division decreased by $53.7 million in fiscal 2011, or approximately 13.2%, compared to fiscal 2010. The revenue decrease was primarily due to the decrease in sales of our SRAM products driven by decreased demand from wireless and wireline end customers and due to the sale of our image sensor business unit during the first quarter of fiscal 2011 which accounted for a decrease of $23.8 million in revenue in fiscal 2011 compared to fiscal 2010.

Revenues from the Memory Products Division increased by $117.6 million in fiscal 2010, or approximately 40.8%, compared to fiscal 2009. The revenue increase was primarily attributable to increases of approximately $97.4 million in sales of our SRAM products driven by increased market share, higher demand from wireless and wireline end customers and the economic recovery experienced in fiscal 2010 compared to the market downturn in fiscal 2009. This increase was reduced by a one time revenue offset of $6.3 million for the settlement of our SRAM anti-trust lawsuit.

Data Communications Division:

Revenues from the Data Communications Division decreased by $10.6 million in fiscal 2011, or approximately 9.6%, compared to fiscal 2010. The decrease in revenue was primarily attributable to a decrease in sales of our communications products.

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

Emerging Technologies and Other:

Revenues from Emerging Technologies and Other increased by $13.6 million in fiscal 2011, or approximately 76.3%, compared to fiscal 2010. The revenue increase was primarily attributable to an overall increase in demand as certain of our Emerging Technologies divisions, mainly driven by our Optical Finger Navigation products for mobile devices, were beginning initial production ramps.

Revenues from Emerging Technologies and Other increased by $9.7 million in fiscal 2010, or approximately 119.6%, compared to fiscal 2009. The revenue increase was primarily attributable to an overall increase in demand as certain of our Emerging Technologies divisions are beginning initial production ramps.

Cost of Revenues/Gross Margin

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Cost of revenues	$448,602	$388,359	$397,204
Gross margin percentage	54.9%	55.7%	40.5%

Gross margin percentage declined slightly to 54.9% in fiscal 2011 from 55.7% in fiscal 2010 primarily due to product mix.

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

Research and Development (“R&D”)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
R&D expenses	$189,970	$176,816	$181,189
As a percentage of revenues	19.1%	20.1%	27.1%

R&D expenditures increased by $13.2 million in fiscal 2011, or approximately 7.4%, compared to fiscal 2010. The increase was primarily attributable to a $3.5 million increase in labor primarily driven by our new emerging technology division, Deca Technologies, Inc., a $2.8 million increase in stock-based compensation expense, $2.4 million increase in manufacturing supplies, approximately $3.0 million increase in R&D professional engineering services and approximately $1.5 million net increase in other miscellaneous R&D expenses.

R&D expenditures decreased by $4.4 million in fiscal 2010 compared to fiscal 2009. The decrease was primarily attributable to a $15.1 million reduction in stock-based compensation expense mainly due to lower amortization of the remaining modification charge recorded in connection with the Spin-Off which occurred in fiscal 2008. This decrease was offset by an increase of $5.9 million in certain bonus programs which paid out at higher levels as profitability increased in fiscal 2011 and a $4.0 million increase in labor costs due to a combination of a mandatory three week shutdown and a temporary salary reduction in fiscal 2010.

Selling, General and Administrative (“SG&A”)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
SG&A expenses	$227,976	$218,490	$219,602
As a percentage of revenues	22.9%	24.9%	32.9%

SG&A expenses increased by $9.5 million in fiscal 2011, or approximately 4.3%, compared to fiscal 2010. The increase was primarily attributable to a $5.6 million increase in stock-based compensation expense, which was driven mainly by a higher average stock price, a $2.0 million impairment charge we recognized in the third quarter of fiscal 2011 related to a building which we sold in the fourth quarter of fiscal 2011, $1.4 million increase in facilities expenses and a $0.5 million increase in labor costs.

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

Restructuring

We recorded restructuring charges of $6.3 million, $3.0 million and $15.2 million during fiscal 2011, 2010 and 2009, respectively. The determination of when we accrue for severance costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement. The $6.3 million restructuring costs recognized in fiscal 2011 consisted primarily of personnel costs and was mainly due to the restructuring program announced in fiscal 2011. The $3.0 million restructuring cost recognized in fiscal 2010 was also primarily personnel costs and was due to the restructuring program announced in fiscal 2010. The $15.2 million restructuring cost recognized in fiscal 2009 consisted primarily of personnel costs and was due to the restructuring programs announced in fiscal 2009 and 2008. Refer to Note 9 of Notes to Consolidated Financial Statements under Item 8 for more detailed discussions on our restructuring programs for fiscal 2011, 2010 and 2009.

Assets Held for Sale:

Texas Facility

The Texas facility ceased operations in the fourth quarter of fiscal 2008. As management has committed to a plan to sell the assets associated with the facility, we have classified the assets as held for sale and recorded the assets at the lower of their carrying amount or estimated fair value less cost to sell. Fair value was determined by an analysis of market prices for similar assets. Due to the downturn and uncertainty in the commercial real estate market, we were unable to secure a buyer for the Texas facility. In fiscal 2010, we recorded a write-down of $1.5 million related to the assets. No write-down was recognized in fiscal 2011 and 2009. The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Consolidated Balance Sheet was $6.9 million as of January 1, 2012 and January 2, 2011. Refer to Note 6 of Notes to Consolidated Financial Statements under Item 8 for more information on our assets held for sale.

Gain on Divestitures

As part of Cypress’s continued efforts to focus on programmable products including our flagship PSoC® programmable system-on-chip solutions and our TrueTouch™ touch-sensing controllers, we divested our image sensors product families and sold them to ON for a total cash consideration of $34.0 million. In connection with the divestiture, we recorded a gain of $34.3 million. We transferred approximately 80 employees to ON as part of this divestiture. Refer to Note 2 of Notes to Consolidated Financial Statements under Item 8 for more information on this transaction.

We did not have any divestitures during fiscal 2010 and 2009.

Interest and Other Income, Net

The following table summarizes the components of interest and other income, net:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Interest income	$1,466	$2,515	$2,101
Changes in fair value of investments under the deferred compensation plan (see Note 15)	(862)	2,653	5,150
Impairment of investments (see Note 4)	(800)	—	(2,549)
Foreign currency exchange gains (losses), net	212	(2,452)	(22)
Gain on sale of equity investments (see Note 4)	—	3,628	—
Others	1,843	(42)	(941)

Total interest and other income, net	$1,859	$6,302	$3,739

Employee Deferred Compensation Plan

We have a deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirements on a tax-free basis. We do not make contributions to the deferred compensation plan and we do not guarantee returns on the investments. Participant deferrals and investment gains and losses remain as our liabilities and the underlying assets are subject to claims of general creditors. In fiscal 2011, 2010 and 2009, we recognized changes in fair value of the assets under the deferred compensation plan in “Interest and other income, net” of approximately $(0.9) million, $2.7 million and $5.2 million, respectively. The increase or decrease in the fair value of the investments relates to the increased or decreased performance of the portfolio on a year over year basis. Refer to Note 15 of Notes to Consolidated Financial Statements under Item 8 for more information about our deferred compensation plan.

Impairment of Investments

We review our investments periodically for impairment and recognize an impairment loss when the carrying value of an investment exceeds its fair value and the decline in value is considered other-than-temporary. In fiscal 2011 and 2009, we recognized impairment charges totaling approximately $0.8 million and $2.5 million, respectively. The impairment recognized in fiscal 2011 was related to the decline in value of our investments in non-marketable equity securities which was considered other-than-temporary and the impairment recognized in fiscal 2009 was primarily related to our investments in auction rate securities ($1.4 million) and non-marketable equity securities ($0.8 million). No impairment charges on our investments were recognized in fiscal 2010.

For more information about our investments, refer to Note 4 of Notes to Consolidated Financial Statements under Item 8.

Gain on Sale of Investments in Marketable Equity Securities

During fiscal 2010, we sold our equity investment in one publicly traded company for $4.7 million and recognized a gain of $3.6 million in “Interest and other income, net”. There were no investments in marketable equity securities that were sold in fiscal 2011 and 2009.

Income Taxes

Our income tax benefit was $11.4 million in fiscal 2011, and our tax expense was $19.3 million and $5.9 million in fiscal 2010 and fiscal 2009, respectively. The tax benefit in fiscal 2011 was primarily attributable to a release of previously accrued taxes of approximately $22.4 million, partially offset by income taxes associated with our non-U.S. operations. The tax expense in fiscal 2010 and 2009 was primarily attributable to income taxes associated with our non-U.S. operations.

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

The IRS has completed its examination of fiscal years 2006-2008. The examination resulted in no material adjustments to our tax liabilities. In addition, non-U.S. tax authorities have completed their income tax examinations of our subsidiary in India for fiscal years 2002-2006 and our subsidiary in the Philippines for 2007. The proposed adjustments in India have been appealed, and we believe the ultimate outcome of these appeals will not result in a material adjustment to our tax liability. The Philippines examination for 2007 resulted in no material adjustments to our tax liabilities. Income tax examinations of our Philippine subsidiary for the 2008 -2010 fiscal years and our India subsidiary for the 2007-2008 fiscal years are in progress. We believe the ultimate outcome of these examinations will not result in a material adjustment to our tax liability.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our consolidated cash and investments and working capital:

	As of
	January 1, 2012	January 2, 2011
	(In thousands)
Cash, cash equivalents and short-term investments	$166,330	$434,261
Working capital	$79,190	$383,369

Key Components of Cash Flows

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Net cash provided by operating activities	$283,808	$262,746	$89,303
Net cash provided by (used in) investing activities	$69,100	$(150,734)	$(43,126)
Net cash used in financing activities	$(516,374)	$(92,387)	$(7,368)

Fiscal 2011:

In fiscal 2011, cash and cash equivalents decreased by approximately $163.5 million primarily due to the $516.4 million cash used in our financing activities, principally related to our stock buyback programs, partially offset by the cash generated from our operating and investing activities of approximately $283.8 million and $69.1 million, respectively.

Operating Activities

In fiscal 2011, net cash provided by operating activities was $283.8 million compared to $262.7 million in fiscal 2010. Operating cash flows for fiscal 2011 were primarily driven by higher net income adjusted for certain non-cash items including stock-based compensation of approximately $100.8 million, depreciation and amortization of approximately $53.5 million, and partially offset by changes in our working capital. The significant changes in our working capital as of January 1, 2012 compared to January 2, 2011 were as follows:

•	Accounts receivable decreased by $14.2 million due to better collection efforts and the sale of our image sensors product family in early 2011.
•	The cash impact from the decrease in inventories was approximately $4.3 million which was primarily driven by the increased shipments to our direct customers and distributors.
•	Accounts payable decreased by $6.9 million due to timing of purchases and payments.
•	Deferred margin on sales to distributors increased by $18.8 million due to higher distributor shipments.
•	Income taxes payable decreased by $7.0 million primarily due to payments in fiscal 2011.

Investing Activities

In fiscal 2011, net cash provided by investing activities was $69.1 million compared to net cash used in investing activities of $150.7 million in fiscal 2010. The cash we generated from our investing activities in fiscal 2011 was primarily due to $110.0 million net proceeds from the sales or maturities and purchases of available for sale investments, $34.0 million proceeds from the sale of image sensor business unit and $6.3 million proceeds from sales of certain property and equipment, partially offset by $80.6 million of property and equipment expenditures.

Financing Activities

In fiscal 2011, net cash used in financing activities was $516.4 million compared to $92.4 million in fiscal 2010. The cash we used in our financing activities in fiscal 2011 was primarily due to $604.8 million cash used to repurchase shares of our stock and cash used for our yield enhancement structured agreements settling in our stock, $46.0 million related to statutory income tax withholdings paid on vested restricted stock awards in lieu of issuing shares of stock and $29.0 million dividends paid in fiscal 2011, partially offset by the net proceeds of $71.2 million from the issuance of common shares under our employee stock plans, $49.9 million net cash generated from our yield enhancement structured agreements that were settled in cash and $42.3 million cash generated from equipment loans and other financing arrangements.

Fiscal 2010:

In fiscal 2010, cash and cash equivalents increased by approximately $19.6 million primarily due to the cash generated from our operating and investing of $262.7 million, partially offset by $150.7 million and $92.4 million cash used in our investing and financing activities, respectively.

Operating Activities

Net cash provided by operating activities increased by $173.4 million in fiscal 2010 compared to fiscal 2009. Operating cash flows in fiscal 2010 were primarily driven by net income of $74.9 million from operations adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, restructuring charges and changes in operating assets and liabilities. The changes in our working capital as of January 2, 2011 compared to January 3, 2010 were as follows:

•	Accounts receivable increased by $30.8 million due to higher distributor shipments.
•	Deferred margin on sales to distributors increased by $55.9 million due to higher distributor shipments.
•

The cash impact due to the increase in inventories was approximately $10.0 million and the increase in inventories was to support higher levels of sales in 2010 and a profile build out of certain products.

Investing Activities

Net cash used in investing activities increased by $107.6 million in fiscal 2010 compared to fiscal 2009. During fiscal 2010, our investing activities primarily included the $50.8 million of property and equipment expenditures offset by the purchase of investments of $103.1 million, net of proceeds from sales or maturities.

Financing Activities

Net cash used in financing activities `increased by $85.0 million in fiscal 2010 compared to fiscal 2009. During fiscal 2010, our financing activities primarily included a net of $149.2 million used on the yield enhancement structured agreements, $25.9 million used to repurchase our common shares and partially offset by net proceeds of $82.8 million from the issuance of common shares under our employee stock plans.

Fiscal 2009:

Operating Activities

Operating cash flows in fiscal 2009 were primarily driven by a net loss of $151.4 million adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, loss on property and equipment, impairment losses, restructuring charges and changes in operating assets and liabilities.

Investing Activities

Net cash used in our investing activities in fiscal 2009 was approximately $43.1 million, which was primarily due to $25.8 million property and equipment expenditures and $22.3 million net purchases of available-for-sale investments, partially offset by $5.7 million proceeds from sales of property and equipment.

Financing Activities

Net cash used in our financing activities in fiscal 2009 was approximately $7.4 million, which was primarily due to the redemption of our convertible debt for $51.6 million, $46.3 million cash used to repurchase shares of our stock and $15.5 million related to statutory income tax withholdings paid on vested restricted stock awards in lieu of issuing shares of stock, partially offset by the $101.6 million proceeds from the issuance of common shares under our employee stock plans, $3.3 million proceeds from the termination of a portion of the convertible note hedge and warrants related to our 1.00% Notes and $1.0 million net cash generated from our yield enhancement structured agreements that were settled in cash.

Liquidity

Stock Repurchase Programs:

On October 21, 2010, our Board authorized a $600.0 million stock buyback program, which we completed in fiscal 2011. In fiscal 2010, we used approximately $29.0 million of this program to repurchase a total of approximately 1.7 million shares at an average share price of $17.07. In fiscal 2011, we used the remaining $571.0 million to repurchase approximately 30.9 million shares at an average share price of $18.46.

On September 20, 2011, our Board authorized a new $400.0 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, alternatives uses of cash, availability of on shore cash and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at our discretion. From September 2011 through the end of fiscal 2011, we used approximately $79.8 million from this program to repurchase approximately 5.1 million shares at an average share price of $15.77. As of January 1, 2012, $320.2 million remained available for future stock repurchases.

Yield Enhancement Program (“YEP”):

As discussed in Item 5 above and in Note 13 of the Notes to Consolidated Financial Statements under Item 8, we have entered into yield enhanced structured agreements since fiscal 2009. In fiscal 2011, we entered into short-term yield enhanced structured agreements with maturities of 50 days or less for an aggregate price of approximately $318.4 million. Upon settlement of these agreements, we received approximately $143.8 million in cash and 9.5 million shares of common stock at an average share price of $19.01.

In fiscal 2010, we entered into short-term yield enhanced structured agreements with maturities of 45 days or less for an aggregate price of approximately $322.8 million. Upon settlement of these agreements, we received approximately $217.5 million in cash and 10.0 million shares of our common stock at an average share price of $11.49. In fiscal 2010, there was a YEP agreement that we entered into for an aggregate price of approximately $43.9 million which remained unsettled as of the end of fiscal 2010. Such agreement was subsequently settled in the first quarter of fiscal 2011 for approximately $47.0 million.

In the fourth quarter of fiscal 2009, we entered into short-term yield enhanced structured agreements totaling $68.0 million with maturities of 30 days or less. We settled these agreements in the fourth quarter of fiscal 2009 and received $69.1 million in cash.

Refer to Item 5 and Note 13 of Notes to Consolidated Financial Statements under Item 8 for a detailed discussion on this program and the related activities in fiscal 2011, 2010 and 2009.

Auction Rate Securities:

The fair value of our investments in auction rate securities (“ARS”) was approximately $19.0 million as of January 1, 2012. In December 2011, we entered into a settlement and securities purchase agreement (the “Securities Agreement”) with a certain financial institution. Pursuant to the terms of the Securities Agreement, we agreed to sell to the financial institution certain of our ARS investments with an aggregate par value of approximately $19.1 million and carrying value of approximately $17.3 million for an aggregate sale price of approximately $16.4 million. Under the terms of the Securities Agreement, we have the option to repurchase from the financial institution any of the ARS we sold to them until November 30, 2013 for the amount at which the related ARS were sold plus agreed upon funding costs. Because of our ability to repurchase the ARS from the date of sale through November 30, 2013, we maintain effective control of these ARS. As such, we did not account for the transaction as a sale and recognized the $16.4 million sale consideration we received as “Advances received for the sale of ARS” under “Other long-term liabilities” in the 2011 Consolidated Balance Sheet. We will continue to account for these ARS as if we never sold them until they are called or the expiration of our call option under the Securities Agreement. Refer to Note 4 of Notes to Consolidated Financial Statements under Item 8 for a detailed discussion on this transaction.

Contractual Obligations

The following table summarizes our contractual obligations as of January 1, 2012:

	Payments Due by Years
	Total	2012	2013 and 2014	2015 and 2016	After 2016
	(In thousands)
Purchase obligations (1)	$82,668	$80,090	$2,578	$—	$—
Operating lease commitments	25,502	6,975	9,172	5,986	3,369
Capital lease commitments	16,429	2,554	5,108	8,767	—

Total contractual obligations	$124,599	$89,619	$16,858	$14,753	$3,369

(1)	Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

As of January 1, 2012, our unrecognized tax benefits were $29.8 million, which were classified as long-term liabilities. We believe it is possible that we may recognize approximately $2.5 to $3.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities and the purchase of our stock through our stock buyback program and payments of regularly scheduled cash dividends. As of January 1, 2012, in addition to $99.7 million in cash and cash equivalents, we had $66.6 million invested in short-term investments for a total cash and short-term investment position of $166.3 million that is available for use in current operations.

As of January 1, 2012, approximately 30% our cash and cash equivalents and available for sale investments are offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.

We believe that liquidity provided by existing cash, cash equivalents and investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. We may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives including the acquisition of other companies repurchases of shares of stock or payment of dividends and provide us with additional flexibility to take advantage of other business opportunities that arise.

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

The table below shows our Non-GAAP financial measures:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands, except per shares amounts)
Non-GAAP revenue	$995,204	$883,782	$667,786
Non-GAAP gross margin	570,456	518,722	315,065
Non-GAAP research and development expenses	165,787	154,312	144,560
Non-GAAP selling, general and administrative expenses	167,746	163,267	152,905
Non-GAAP operating income	236,922	201,142	17,600
Non-GAAP net income attributable to Cypress	237,533	186,314	17,544
Non-GAAP diluted net income per share attributable to Cypress	1.25	0.94	0.10

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

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per-share data)

(Unaudited)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
GAAP revenue	$995,204	$877,532	$667,786
SRAM legal settlement	—	6,250	—

Non-GAAP revenue	$995,204	$883,782	$667,786

GAAP gross margin	$546,602	$489,173	$270,582
Stock-based compensation expense	23,730	22,716	40,798
Impairment of assets and others	235	213	—
Changes in value of deferred compensation plan (1)	(111)	370	516
SRAM legal settlement	—	6,250	—
Write down of final inventory build	—	—	555
License royalty	—	—	2,614

Non-GAAP gross margin	$570,456	$518,722	$315,065

GAAP research and development expenses	$189,970	$176,816	$181,189
Stock-based compensation expense	(24,297)	(21,541)	(37,537)
Changes in value of deferred compensation plan (1)	114	(959)	(1,454)
Other acquisition-related expense	—	(4)	(78)
Gain on sale of long-term asset	—	—	2,440

Non-GAAP research and development expenses	$165,787	$154,312	$144,560

GAAP selling, general and administrative expenses	$227,976	$218,490	$219,602
Stock-based compensation expense	(52,754)	(47,202)	(63,477)
Impairment of assets and others	(3,811)	(5,295)	—
Building donation	(4,125)	—	—
Changes in value of deferred compensation plan (1)	460	(1,726)	(3,168)
SRAM legal settlement	—	(1,000)	—
Acquisition-related expense	—	—	(52)

Non-GAAP selling, general and administrative expenses	$167,746	$163,267	$152,905

GAAP operating income (loss)	$153,719	$87,864	$(149,255)
Stock-based compensation expense	100,781	91,459	141,812
Gain on divestiture	(34,291)	—	—
Restructuring charges	6,336	2,975	15,242
Impairment of assets and others	4,045	5,511	685
Building donation	4,125	—	—
Acquisition-related expenses	2,892	3,028	3,804
Changes in value of deferred compensation plan (1)	(685)	3,055	5,138
SRAM legal settlement	—	7,250	—
License royalty	—	—	2,614
Gain on sale of long-term asset	—	—	(2,440)

Non-GAAP operating income	$236,922	$201,142	$17,600

(1)	Consistent with the current presentation, all prior periods have been recast to reflect changes in deferred compensation plan as a Non-GAAP adjustment.

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per-share data)

(Unaudited)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
GAAP net income (loss) attributable to Cypress	$167,839	$75,742	$(150,424)
Stock-based compensation expense	100,781	91,459	141,812
Gain on divestiture	(34,291)	—	—
Restructuring charges	6,336	2,975	15,242
Building donation	4,125	—	—
Impairment of assets and others	4,047	5,506	—
Acquisition-related expenses	2,892	3,028	4,490
Changes in value of deferred compensation plan (1)	177	402	(12)
SRAM legal settlement	—	7,250	—
Investment-related losses (gains)	—	(3,158)	3,257
License royalty	—	—	2,614
Gain on sale of long-term asset	—	—	(2,440)
Tax effects	(14,373)	3,110	3,005

Non-GAAP net income attributable to Cypress	$237,533	$186,314	$17,544

GAAP net income (loss) per share attributable to Cypress—diluted	$0.90	$0.40	$(1.03)
Stock-based compensation expense	0.53	0.45	0.97
Gain on divestiture	(0.18)	—	—
Restructuring charges	0.04	0.01	0.10
Building donation	0.02	—	—
Impairment of assets and others	0.02	0.03	—
Acquisition-related expense	0.02	0.01	0.03
SRAM legal settlement	—	0.04	—
Investment-related losses (gains)	—	(0.02)	0.02
License royalty	—	—	0.02
Gain on sale of long-term asset	—	—	(0.02)
Tax effects	(0.08)	0.02	0.02
Non-GAAP share count adjustment	(0.02)	—	(0.01)

Non-GAAP net income per share attributable to Cypress—diluted	$1.25	$0.94	$0.10

(1)	Consistent with the current presentation, all prior periods have been recast to reflect changes in deferred compensation plan as a Non-GAAP adjustment.

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

Sales to certain distributors are made under agreements which provide the distributors with price protection, other allowances and stock rotation under certain circumstances. Given the uncertainties associated with the rights given to these distributors, revenues and costs related to distributor sales are deferred until products are sold by the distributors to the end customers. Revenues are recognized from those distributors when the products have been sold to the end customers. Reported information includes product resale price, quantity and end customer shipment information as well as remaining inventory on hand. At the time of shipment to those distributors, we record a trade receivable for the selling price since there is a legally enforceable right to receive payment, relieve inventory for the value of goods shipped since legal title has passed to the distributors, and defer the related margin as deferred margin on sales to distributors in the Consolidated Balance Sheets. The effects of distributor price adjustments are recorded as a reduction to deferred revenue at the time the distributors sell the products to the end customers.

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

Valuation of Goodwill:

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The carrying amount of goodwill at January 1, 2012 was $31.8 million in the Consumer and Computation Division (“CCD”) and was unchanged from the balance at January 2, 2011. CCD is the only reportable business segment with goodwill.

We assess our goodwill for impairment on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. In September 2011, the FASB issued ASU 2011-08 -Testing Goodwill for Impairment (ASC Topic 350) that was intended to reduce the complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The issuance of ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We adopted ASU 2011-08 in fiscal 2011. The fair value of CCD was substantially in excess of its carrying amount based on the quantitative assessment of goodwill that we performed in fiscal 2010. There have been no triggering events or changes in circumstances since that quantitative analysis to indicate that the fair value of CCD would be less than its carrying amount. We performed a qualitative assessment of goodwill in fiscal 2011 and concluded that it was more likely than not that the fair value of CCD exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: (i) change in the industry and competitive environment; (ii) market capitalization; (iii) stock price; and (iv) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. Based on the foregoing, the first and second steps of the goodwill impairment test were unnecessary for fiscal 2011 and goodwill was not impaired as of January 1, 2012. No goodwill impairment was recognized in fiscal 2011, 2010 and 2009 because the fair value of CCD was more than its carrying value in those years.

Fair Value of Financial Instruments:

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and financial liabilities that require recognition under the guidance generally include available-for-sale investments, employee deferred compensation plan and foreign currency derivatives. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1 includes instruments for which quoted prices in active markets for identical assets or liabilities that we have the ability to access. Our financial assets utilizing Level 1 inputs include U.S. treasuries, money market funds, marketable equity securities and our employee deferred compensation plan.

•

Level 2 includes instruments for which the valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Level 2 assets consist of certain marketable debt instruments for which values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Our Level 2 instruments include certain U.S. government securities, commercial paper and corporate notes and bonds.

•

Level 3 Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Financial assets utilizing Level 3 inputs primarily include auction rate securities. We use an income approach valuation model to estimate the exit price of the auction rate securities, which is derived as the weighted-average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that is based on the credit risk and liquidity risk of the securities.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 1, 2012	January 2, 2011
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$99,717	$263,183
Short-term investments	66,613	171,078
Accounts receivable, net	103,524	117,726
Inventories	92,304	101,763
Other current assets	43,492	41,908

Total current assets	405,650	695,658
Property, plant and equipment, net	284,979	260,122
Goodwill	31,836	31,836
Intangible assets, net	8,626	12,499
Other long-term assets	78,999	72,686

Total assets	$810,090	$1,072,801

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$52,868	$59,817
Accrued compensation and employee benefits	41,679	43,292
Deferred margin on sales to distributors	150,568	131,757
Dividends payable	13,786	—
Income taxes payable	4,629	11,631
Other current liabilities	62,930	65,792

Total current liabilities	326,460	312,289
Deferred income taxes and other tax liabilities	38,610	53,830
Other long-term liabilities	47,178	3,789

Total liabilities	412,248	369,908

Commitments and contingencies (Note 17)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 278,812 and 259,394 shares issued; 154,174 and 170,753 shares outstanding at January 1, 2012 and January 2, 2011, respectively	2,780	2,594
Additional paid-in-capital	2,579,348	2,401,996
Accumulated other comprehensive loss	(1,940)	(3,203)
Accumulated deficit	(326,163)	(494,002)

Stockholders’ equity before treasury stock, total	2,254,025	1,907,385
Less: shares of common stock held in treasury, at cost; 124,638 and 88,641 shares at January 1, 2012 and January 2, 2011, respectively	(1,853,758)	(1,202,949)

Total Cypress stockholders’ equity	400,267	704,436
Noncontrolling interest	(2,425)	(1,543)

Total equity	397,842	702,893

Total liabilities and equity	$810,090	$1,072,801

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands, except per-share amounts)
Revenues	$995,204	$877,532	$667,786
Costs and expenses (credits):
Cost of revenues	448,602	388,359	397,204
Research and development	189,970	176,816	181,189
Selling, general and administrative	227,976	218,490	219,602
Amortization of acquisition-related intangible assets	2,892	3,028	3,804
Restructuring costs	6,336	2,975	15,242
Gain on divestiture	(34,291)	—	—

Total costs and expenses, net	841,485	789,668	817,041

Operating income (loss)	153,719	87,864	(149,255)
Interest and other income, net	1,859	6,302	3,739

Income (loss) before income taxes and noncontrolling interest	155,578	94,166	(145,516)
Income tax provision (benefit)	(11,379)	19,290	5,854

Income (loss), net of taxes	166,957	74,876	(151,370)
Adjust for loss attributable to noncontrolling interest, net of taxes	882	866	946

Net income (loss) attributable to Cypress	167,839	75,742	(150,424)

Net income (loss) per share attributable to Cypress:
Basic	$1.02	$0.47	$(1.03)
Diluted	$0.90	$0.40	$(1.03)
Cash dividends declared per share	$0.27	$—	$—
Shares used in net income (loss) per share calculation:
Basic	164,495	161,114	145,611
Diluted	186,895	191,377	145,611

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
	(In thousands)
Balances at December 28, 2008	204,849	$2,048	$2,044,936	$2,533	$(424,631)	68,346	$(986,202)	$(257)	$638,427
Comprehensive loss:
Net loss attributable to Cypress	—	—	—	—	(150,424)	—	—	—	(150,424)
Net unrealized gain on available-for-sale investments	—	—	—	1,988	—	—	—	—	1,988
Net unrealized gain on derivatives	—	—	—	9	—	—	—	—	9

Total comprehensive loss	—	—	—	—	—	—	—	—	(148,427)

Issuance of common shares under employee stock plans	30,560	306	101,332	—	—	—	—	—	101,638
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	1,890	(15,493)	—	(15,493)
Redemption of convertible debt	—	—	(23,553)	—	—	—	—	—	(23,553)
Unwinding of hedge for convertible debt	—	—	3,312	—	—	—	—	—	3,312
Yield enhancement structured agreements, net	—	—	1,048	—	—	—	—	—	1,048
Repurchases of common shares	—	—	—	—	—	5,791	(46,321)	—	(46,321)
Stock-based compensation	—	—	120,662	—	—	—	—	—	120,662
Reclassification of impairment loss on auction rate securities	—	—	—	(5,253)	5,253	—	—	—	—
Noncontrolling interest and other	—	—	(21)	—	58	—	—	(946)	(909)

Balances at January 3, 2010	235,409	2,354	2,247,716	(723)	(569,744)	76,027	(1,048,016)	(1,203)	630,384
Comprehensive income:
Net income attributable to Cypress	—	—	—	—	75,742	—	—	—	75,742
Net unrealized loss on available-for-sale investments	—	—	—	(1,975)	—	—	—	—	(1,975)
Other	—	—	—	(505)	—	—	—	—	(505)

Total comprehensive income	—	—	—	—	—	—	—	—	73,262

Issuance of common shares under employee stock plans	23,985	240	96,624	—	—	—	—	—	96,864
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	1,103	(14,104)	—	(14,104)
Yield enhancement structured agreements, net	—	—	(34,318)	—	—	10,000	(114,917)	—	(149,235)
Repurchases of common shares	—	—	—	—	—	1,511	(25,912)	—	(25,912)
Stock-based compensation	—	—	91,974	—	—	—	—	—	91,974
Noncontrolling interest	—	—	—	—	—	—	—	(340)	(340)

Balances at January 2, 2011	259,394	$2,594	$2,401,996	$(3,203)	$(494,002)	88,641	$(1,202,949)	$(1,543)	$702,893

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
	(In thousands)
Balances at January 2, 2011	259,394	$2,594	$2,401,996	$(3,203)	$(494,002)	88,641	$(1,202,949)	$(1,543)	$702,893
Comprehensive income:
Net income attributable to Cypress	—	—	—	—	167,839	—	—	—	167,839
Net unrealized gain on available-for-sale investments	—	—	—	1,147	—	—	—	—	1,147
Other	—	—	—	116	—	—	—	—	116

Total comprehensive income	—	—	—	—	—	—	—	—	169,102

Issuance of common shares under employee stock plans	19,418	186	71,006	—	—	—	—	—	71,192
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	2,212	(46,033)	—	(46,033)
Yield enhancement structured agreements, net	—	—	49,927	—	—	9,500	(180,636)	—	(130,709)
Repurchases of common shares	—	—	—	—	—	24,285	(424,140)	—	(424,140)
Stock-based compensation	—	—	99,217	—	—	—	—	—	99,217
Dividends	—	—	(42,798)	—	—	—	—	—	(42,798)
Noncontrolling interest	—	—	—	—	—	—	—	(882)	(882)

Balances at January 1, 2012	278,812	$2,780	$2,579,348	$(1,940)	$(326,163)	124,638	$(1,853,758)	$(2,425)	$397,842

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$166,957	$74,876	$(151,370)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Stock-based compensation expense	100,781	91,459	141,812
Depreciation and amortization	53,503	52,528	55,799
Gain on divestiture	(34,291)	—	—
Deferred income taxes and other tax liabilities	(15,757)	15,033	2,056
Restructuring costs	6,336	5,366	15,242
Contribution of asset	4,000	—	—
Loss (gain) on sale or retirement of property and equipment, net	3,891	(823)	2,146
Impairment of assets	1,982	4,926	—
Impairment of investments	800	—	2,549
Gain on sale of equity investments	—	(3,628)	—
Interest and other non-cash expense related to convertible debt	—	—	1,090
Other	257	165	(822)
Changes in operating assets and liabilities, net of effects of a divestiture:
Accounts receivable	14,202	(30,767)	4,983
Inventories	4,280	(10,049)	18,276
Other current and long-term assets	(14,895)	(11,013)	18,810
Accounts payable and other liabilities	(27,049)	18,797	(14,684)
Deferred margin on sales to distributors	18,811	55,876	(6,584)

Net cash provided by operating activities	283,808	262,746	89,303

Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	218,555	32,523	24,490
Purchases of available-for-sale investments	(108,522)	(140,349)	(46,768)
Acquisition of property, plant and equipment	(80,556)	(50,786)	(25,823)
Proceeds from divestiture	34,025	—	—
Proceeds from sales of property and equipment	6,324	3,057	5,716
Cash paid for other investments	(3,911)	(2,000)	(76)
Net employee contributions to (distributions of) deferred compensation plan	3,185	2,141	(665)
Proceeds from sales of equity investments	—	4,680	—

Net cash provided by (used in) investing activities	69,100	(150,734)	(43,126)

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Cash flows from financing activities:
Repurchase of common shares	(424,140)	(25,912)	(46,321)
Yield enhancement structured agreements settled in stock	(180,636)	(114,917)	—
Issuance of common shares under employee stock plans	71,192	96,864	101,638
Yield enhancement structured agreements settled in cash, net	49,927	9,607	1,048
Withholding of common shares for tax obligations on vested restricted shares	(46,033)	(14,104)	(15,493)
Payments of dividends	(29,048)	—	—
Proceeds from equipment leases and loans, net of payments	25,974	—	—
Proceeds from other financing arrangements	16,390	—	—
Proceeds from termination of convertible note hedge and warrants	—	—	3,312
Unsettled yield enhancement structured agreements	—	(43,925)	—
Redemption of convertible debt	—	—	(51,552)

Net cash used in financing activities	(516,374)	(92,387)	(7,368)

Net increase (decrease) in cash and cash equivalents	(163,466)	19,625	38,809
Cash and cash equivalents, beginning of year	263,183	243,558	204,749

Cash and cash equivalents, end of year	$99,717	$263,183	$243,558

Supplemental disclosures:
Dividends payable	$13,786	$—	$—
Cash paid for income taxes	$3,841	$2,205	$3,433
Additions to property, plant and equipment under capital lease arrangement	$2,925	$—	$—

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

Our operations outside of the United States include our assembly and test plants and a regional headquarters in the Philippines, and sales offices and design centers located in various parts of the world.

Financial Statement Preparation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Cypress and all of our subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

Fiscal Years

Our fiscal year ends on the Sunday closest to December 31. Fiscal 2011 ended on January 1, 2012, Fiscal 2010 ended on January 2, 2011 and fiscal 2009 ended on January 3, 2010. Fiscal 2011 and 2010 each contained 52 weeks while fiscal 2009 contained 53 weeks.

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

Fair Value of Financial Instruments

For certain of our financial instruments, including cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Generally, our certificates of deposit are carried at cost which approximates fair value based on current interest rates. Investments in available-for-sale securities are carried at fair value. See Note 4 for a detailed discussion of the fair value measurements on our available-for-sale investments.

Cash and Cash Equivalents

Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.

Investments

All of our investments in debt securities and equity securities in publicly traded companies are classified as available-for-sale securities. Available-for-sale debt securities with maturities greater than twelve months are classified as short-term when they are intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. Generally, our certificates of deposit are non-tradable and are carried at cost. We also have equity investments in privately held companies. These investments are generally carried at cost as these investments do not generally permit us to exert significant influence or control and are included in “Other assets” in the Consolidated Balance Sheets. None of our equity investments are variable interest entity.

We monitor our investments for impairment periodically and record appropriate reductions in carrying values when the declines are determined to be other-than-temporary. See Note 4 for a detailed discussion of the impairment losses recorded on our investments.

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

Equipment	2 to 10 years
Buildings and leasehold improvements	5 to 20 years
Furniture and fixtures	3 to 7 years

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

Change in Accounting Estimate

Due to our recent and future significant investments in our manufacturing equipment coupled with the current developments in our over-all manufacturing process and technologies, we have reevaluated and reassessed the reasonableness of the useful lives of our manufacturing equipment during the fourth quarter of fiscal 2011. As a result of our comprehensive study and analysis, we have determined that the useful lives of our manufacturing equipment were longer than historically estimated. The key reasons that prompted us to perform a reevaluation of the useful lives of our manufacturing equipment were: (i) we determined that the average age of most of our existing equipment is more than 10 years; (ii) the recent and future significant investments in certain of our equipment where the risk of technological obsolescence has been determined to be low; and (iii) the expansion of our manufacturing facility which has allowed us to be more competitive and cost effective by reducing operating costs and integrating certain technologies into programmable technology which reduces the risk of technological obsolescence. Accordingly, we revised the useful lives of the related equipment and production assets from 7 years to 10 years beginning in the fourth quarter of fiscal 2011. The revised useful lives of the equipment did not have any impact in the consolidated statement of operations for fiscal 2011 as the decrease in depreciation expense for the fourth quarter of fiscal 2011 was capitalized in inventories. The quarterly depreciation expense is expected to decrease by approximately $3.0 million to $4.0 million starting in fiscal 2012 and this amount will decrease overtime as the related manufacturing equipment becomes fully depreciated.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment as discussed above. Refer to Note 3 for more information.

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

Advertising Costs

Advertising costs consist of development and placement costs of our advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $5.0 million, $4.0 million and $4.5 million for fiscal 2011, 2010 and 2009, respectively.

Foreign Currency Transactions

We use the United States dollar predominately as the functional currency for our foreign entities. Assets and liabilities of these entities are remeasured into the United States dollar using exchange rates in effect at the end of the period, except for non-monetary assets and liabilities, such as property, plant and equipment, which are remeasured using historical exchange rates. Revenues and expenses are remeasured using average exchange rates in effect for the period, except for items related to assets and liabilities, such as depreciation, that are remeasured using historical exchange rates. The resulting gains and losses from foreign currency remeasurement are included in “Interest and other income, net” in the Consolidated Statements of Operations.

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

Outstanding accounts receivable from Arrow Electronics, Inc., Arkian and Avnet, Inc., three of our distributors, accounted for 14.1%, 13.9% and 11.1% of our consolidated accounts receivable as of January 1, 2012, respectively. Outstanding accounts receivable from Avnet, Inc., accounted for 17% of our consolidated accounts receivable as of January 2, 2011.

Revenue generated through Avnet, Inc. and Weikeng Industrial Co. Ltd., two of our distributors, accounted for 12.8% and 11.2%, respectively, of our consolidated revenue for fiscal 2011. Samsung Electronics (“Samsung”), an end customer, purchases our products from certain of our distributors, primarily from Arkian. Shipments made by our distributors to Samsung in fiscal 2011 accounted for 10.0% of our consolidated revenue for fiscal 2011.

Revenue generated through Avnet, Inc. and Arrow Electronics, Inc. accounted for 15% and 10%, respectively, of our consolidated revenue for fiscal 2010. Revenue through Avnet, Inc accounted for 14% of our consolidated revenue for fiscal 2009. We had no end customers accounting for 10% or greater of our consolidated revenue for fiscal 2010 or 2009.

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

Recent Accounting Pronouncements

In December 2011, Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update 2011-12 (“ASU 2011-12”) to the guidance related to the presentation of comprehensive income (“OCI”), which indefinitely defers certain provisions of ASU 2011-05 issued earlier in June 2011. ASU 2011-05 revised the manner in which entities present comprehensive income in their financial statements. Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income (“AOCI”) by component in both the statement in which net income is presented and the statement in which OCI is presented (for both interim and annual financial statements). Accordingly, this requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. The new ASU affects both public and nonpublic entities that report items of OCI in any period presented. During the deferral period, entities will still need to comply with the existing requirements in U.S. GAAP for the presentation of reclassification adjustments. Specifically, ASC 220 gives entities the option of (1) presenting reclassification adjustments out of AOCI on the face of the statement in which OCI is presented or (2) disclosing reclassification adjustments in the footnotes to the financial statements. ASU 2011-12 and ASU 2011-05 share the same effective date. This guidance is effective for our interim and annual periods beginning January 2, 2012. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements, as it only requires a change in the format of presentation.

In September 2011, the FASB issued an ASU to the guidance on Intangibles—Goodwill and Other—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. This guidance allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount, then a two-step goodwill impairment test as described in the guidance must be performed. We adopted this guidance in fiscal 2011 and our adoption did not have a significant impact on our consolidated financial statements. See to Note 3 for more information.

In June 2011, the FASB issued new accounting guidance (ASU 2011-05) related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and instead requires presenting in one continuous statement or two separate but consecutive statements. This guidance is effective for our interim and annual periods beginning January 2, 2012. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements, as it only requires a change in the format of presentation.

In May 2011, the FASB issued a new standard amending U.S. generally accepted accounting principles (“GAAP”) fair value measurements and disclosures for the purpose of ensuring that fair value measurement and disclosure requirements are the same across both U.S. GAAP and IFRS. The standard contains amendments changing the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, clarifying the application of existing fair value measurement requirements and changing a particular principle for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for our interim and annual periods beginning January 2, 2012. Additionally, the standard expands certain disclosure requirements, including qualitative disclosures selected to level 3 fair value measurements. Early adoption is not permitted. We do not expect this new standard to significantly impact our consolidated financial statements.

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

In connection with the divestiture of the image sensor product families, we transferred approximately 80 employees to ON. In addition, we had a transition service agreement (“TSA”) with ON where we acted as an agent and provided certain services related to shipping, manufacturing, planning and general administrative functions including the billing and collection of shipments to ON customers and payments to vendors for manufacturing activities. As a result of the TSA, at times we had a net payable or receivable to or from ON as we collected receivables and made payments to vendors on behalf of ON. During the third quarter of fiscal 2011, the services that we provided under the TSA ended per the terms of the agreement. No receivable or payable under the TSA was outstanding as of January 1, 2012.

We did not have any divestitures in fiscal 2010 and 2009.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying amount of goodwill at January 1, 2012 was $31.8 million in the Consumer and Computation Division (“CCD”) and was unchanged from the balance at January 2, 2011. CCD is the only reportable business segment with goodwill.

We assess our goodwill for impairment on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.

In September 2011, the FASB issued ASU 2011-08 -Testing Goodwill for Impairment (ASC Topic 350) that was intended to reduce the complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The issuance of ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We adopted ASU 2011-08 in fiscal 2011. The fair value of CCD was substantially in excess of its carrying amount based on the latest quantitative assessment of goodwill that we performed in fiscal 2010. There have been no triggering events or changes in circumstances since that quantitative analysis to indicate that the fair value of CCD would be less than its carrying amount.

We performed a qualitative assessment of goodwill in fiscal 2011 and concluded that it was more likely than not that the fair value of CCD exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: (i) change in the industry and competitive environment; (ii) market capitalization; (iii) stock price; and (iv) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. Based on the foregoing, the first and second steps of the goodwill impairment test were unnecessary for fiscal 2011 and goodwill was not impaired as of January 1, 2012. No goodwill impairment was recognized in fiscal 2010 or 2009.

Intangible Assets

The following tables present details of our total intangible assets:

	As of January 1, 2012			As of January 2, 2011
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$95,134	$(88,782)	$6,352	$100,134	$(91,490)	$8,644
Non-acquisition related intangible assets	10,648	(8,374)	2,274	10,548	(6,693)	3,855

Total intangible assets	$105,782	$(97,156)	$8,626	$110,682	$(98,183)	$12,499

As of January 1, 2012, the estimated future amortization expense of intangible assets was as follows:

(In thousands)
2012	$3,913
2013	3,836
2014	877

Total future amortization expense	$8,626

NOTE 4. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of January 1, 2012 and January 2, 2011:

	As of January 1, 2012				As of January 2, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Reported as cash equivalents:
Money market funds	$77,952	$—	$—	$77,952	$105,058	$—	$—	$105,058
Corporate notes and bonds	—	1,340	—	1,340	—	—	—	—

Total cash equivalents	77,952	1,340	—	79,292	105,058	—	—	105,058

Reported as short-term investments:
U.S. treasuries	10,072	—	—	10,072	50,054	—	—	50,054
Corporate notes and bonds	—	33,028	—	33,028	—	52,503	—	52,503
Federal agency	—	15,524	—	15,524	—	25,958	—	25,958
Commercial paper	—	7,189	—	7,189	—	2,400	—	2,400
Certificates of deposit	—	800	—	800	—	—	—	—

Total short-term investments	10,072	56,541	—	66,613	50,054	80,861	—	130,915

Reported as long-term investments:
Auction rate securities	—	—	19,004	19,004	—	—	23,708	23,708
Marketable equity securities	3,013	—	—	3,013	804	—	—	804

Total long-term investments	3,013	—	19,004	22,017	804	—	23,708	24,512

Employee deferred compensation plan assets:
Cash equivalents	1,960	—	—	1,960	1,771	—	—	1,771
Mutual funds	18,046	—	—	18,046	20,579	—	—	20,579
Equity securities	5,448	—	—	5,448	4,677	—	—	4,677
Fixed income	3,799	—	—	3,799	3,045	—	—	3,045
Money market funds	3,723	—	—	3,723	386	—	—	386

Total employee deferred compensation plan assets	32,976	—	—	32,976	30,458	—	—	30,458

Total financial assets	$124,013	$57,881	$19,004	$200,898	$186,374	$80,861	$23,708	$290,943

Financial Liabilities
Employee deferred compensation plan liability	$32,485	$—	$—	$32,485	$29,974	$—	$—	$29,974

Valuation Techniques:

•

Level 1 includes instruments for which quoted prices in active markets for identical assets or liabilities that we have the ability to access. Our financial assets utilizing Level 1 inputs include U.S. treasuries, money market funds, marketable equity securities and our employee deferred compensation plan.

•

Level 2 includes instruments for which the valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Level 2 assets consist of certain marketable debt instruments for which values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Our Level 2 instruments include certain U.S. government securities, commercial paper and corporate notes and bonds.

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

Auction Rate Securities

All of our auction rate securities (“ARS”) are classified as Level 3 financial instruments. Our investments in ARS have contractual maturities generally between 20 and 30 years and are usually found in the form of municipal bonds, preferred stock, and a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. The ARS held by us are backed by student loans originated under the Federal Family Education Loan Program (FFELP), which are guaranteed by the U.S. Federal Department of Education. All the auction rate securities held by us were rated as either AAA, Aaa or A3 by the major independent rating agencies.

Sale of Auction Rate Securities

In December 2011, we entered into a settlement and securities purchase agreement (the “Securities Agreement”) with a certain financial institution. Pursuant to the terms of the Securities Agreement, we agreed to sell to the financial institution certain of our ARS investments with an aggregate par value of approximately $19.1 million and carrying value of approximately $17.3 million for an aggregate sale price of approximately $16.4 million. Under the terms of the Securities Agreement, we have the option to repurchase from the financial institution any of the ARS we sold to them until November 30, 2013 for the amount at which the related ARS were sold plus agreed upon funding costs. Because of our ability to repurchase the ARS from the date of sale through November 30, 2013, we maintain effective control of these ARS. As such, we did not account for the transaction as a sale and recognized the $16.4 million sale consideration we received as “Advances received for the sale of ARS” under “Other long-term liabilities” in the 2011 Consolidated Balance Sheet. We will continue to account for these ARS as if we never sold them until they are called or the expiration of our call option under the Securities Agreement.

The fair value of our investments in ARS was approximately $19.0 million and $23.7 million as of January 1, 2012 and January 2, 2011, respectively.

In fiscal 2011 and 2010, we performed an analysis to assess the fair value of the ARS using a valuation model based on discounted cash flows. The assumptions used were the following:

	2011	2010
Years to liquidity	7 years	7 years
Discount rates *	1.75% – 3.95%	1.57% – 5.32%
Continued receipt of contractual interest which provides a premium spread for failed auctions	Yes	Yes

*	Discount rates incorporate a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the ARS were valued at approximately 91% and 90% of their stated par value as of January 1, 2012 and January 2, 2011, respectively, representing a decline in value of approximately $1.9 million and $2.6 million, respectively, which was recorded as an unrealized loss in accumulated other comprehensive loss in fiscal 2011 and 2010, respectively.

Level 3 Investments Measured Fair Value on a Recurring Basis

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

Auction Rate
Securities
(In thousands)
Balance as of January 3, 2010	$32,740
Unrealized gain recorded in Accumulated other comprehensive loss	1,118
Amount settled at par	(10,150)

Balance as of January 2, 2011	23,708
Unrealized gain recorded in Accumulated other comprehensive loss	696
Realized loss recorded in interest and other income, net	(75)
Amount settled at par	(5,325)

Balance as of January 1, 2012	$19,004

Level 3 Assets Measured at Fair Value on a Nonrecurring Basis

Certain of our assets, including intangible assets, goodwill and cost-method investments, are measured at fair value on a nonrecurring basis if impairment is indicated.

Investments in Equity Securities

Our investments in equity securities included long-term investments in non-marketable equity securities (investments in privately-held companies) of approximately $3.2 million and marketable equity securities (investments in publicly traded companies) of approximately $3.0 million as of January 1, 2012 ($2.0 million investments in non-marketable equity securities and $0.8 million investments in marketable equity securities as of January 2, 2011). Our privately-held equity investments are accounted for under the cost method as we have less than 20% ownership interest and we do not have the ability to exercise significant influence over the operations of the privately-held companies. These investments are periodically reviewed for other-than-temporary declines in fair value by considering available evidence, including general market conditions, financial condition, pricing in recent rounds of financing, if any, earnings and cash flow forecasts, recent operational performance and any other readily available market data. As a result of our recent evaluation, we determined that our investment in a certain privately-held company with an original carrying value of $2.0 million was impaired. As such, we recognized an impairment loss of approximately $0.8 million in “Interest and other income, net” in fiscal 2011, and we classified the investment as Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity. We had no impairment charges against our privately-held equity investments in fiscal 2010.

During fiscal 2010, we sold our equity investment in one publicly traded company for $4.7 million and recognized a gain of $3.6 million in “Interest and other income, net”. We did not sell any investments in marketable equity securities in fiscal 2011 and 2009.

There were no significant transfers between Level 1, Level 2 and Level 3 fair value hierarchies during fiscal 2011 and 2010.

NOTE 5.  INVESTMENTS

Available-For-Sale Securities and Other Investments

The following tables summarize our available-for-sale securities and other investments:

	As of January 1, 2012				As of January 2, 2011
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Reported as cash equivalents:
Money market funds	$77,952	$—	$—	$77,952	$105,058	$—	$—	$105,058
Corporate notes and bonds	1,341	—	(1)	1,340	—	—	—	—

Total cash equivalents	79,293	—	(1)	79,292	105,058	—	—	105,058

Reported as short-term investments:
Corporate notes and bonds	33,010	33	(15)	33,028	52,390	135	(22)	52,503
Federal agency	15,526	4	(6)	15,524	25,983	5	(30)	25,958
U.S. treasuries	10,004	68	—	10,072	50,053	2	(1)	50,054
Commercial paper	7,189	1	(1)	7,189	2,400	—	—	2,400
Certificates of deposit (1)	801	—	(1)	800	40,163	—	—	40,163

Total short-term investments	66,530	106	(23)	66,613	170,989	142	(53)	171,078

Reported as long-term investments:
Auction rate securities	20,900	—	(1,896)	19,004	26,300	—	(2,592)	23,708
Marketable equity securities	3,253	—	(240)	3,013	1,187	—	(383)	804

Total long-term investments	24,153	—	(2,136)	22,017	27,487	—	(2,975)	24,512

Total available-for-sale securities and other investments	$169,976	$106	$(2,160)	$167,922	$303,534	$142	$(3,028)	$300,648

(1)	Our certificates of deposit as of January 1, 2012 were tradable and were carried at fair value and were disclosed as Level 2 assets in our fair value measurement disclosures in Note 4. The certificates of deposit as of January 1, 2011 were non-tradable and were carried at cost. As such, the certificates of deposit as of January 1, 2011 were not disclosed in the fair value measurement disclosures in Note 4.

As of January 1, 2012, $1.9 million of the $2.2 million gross unrealized losses were related to ARS that had been in a continuous loss position for 12 months or more. As of January 2, 2011, $2.6 million of the $3.0 million gross unrealized losses were related to ARS that had been in a continuous loss position for 12 months or more. For individual marketable equity securities with unrealized losses, we evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time, we did not consider these investments to be other-than-temporarily impaired as of January 1, 2012 and January 2, 2011.

As of January 1, 2012, the contractual maturities of our available-for-sale investments and certificates of deposit were as follows (the table below does not include our investments in marketable equity securities):

	Cost	Fair Value
	(In thousands)
Maturing within one year	$124,622	$124,641
Maturing in one to three years	21,201	21,264
Maturing in more than three years	20,900	19,004

Total	$166,723	$164,909

Realized gains from sales of available-for-sale in fiscal 2011, 2010 and 2009 were not material.

Proceeds from sales or maturities of available-for-sale investments were $218.6 million, $32.5 million and $24.5 million for fiscal 2011, 2010 and 2009, respectively.

NOTE 6.   ASSETS HELD FOR SALE

Texas Facility

In fiscal 2007, we had implemented a restructuring plan to exit our manufacturing facility located in Round Rock, Texas. The Texas facility ceased operations in the fourth quarter of fiscal 2008. The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Consolidated Balance Sheets was $6.9 million as of January 1, 2012 and January 2, 2011. In fiscal 2011, we performed an evaluation of the current market value of the Texas facility to determine if it was impaired. Based upon our analysis of other comparable property sales in the area, we determined that the fair market value of the facility was more than the carrying value. Accordingly, no impairment was recognized in fiscal 2011.

Due to the uncertainty in the commercial real estate market, we have been unable to secure a buyer for the Texas facility. We expect to sell the facility within the next twelve months; however, there can be no assurance of this and our ability to complete the sale of any restructured assets may be impacted by economic and credit conditions.

We continue to incur expenses related to ongoing maintenance and upkeep of the Texas facility until we complete the sale of the property.

Building

In the second quarter of fiscal 2011, we vacated one of our buildings located in San Jose, California and in the third quarter of fiscal 2011, we began to market the building for sale or lease. In the third quarter of 2011, based upon our analysis of other comparable building sales in the area, we determined that the fair market value of the building was less than the carrying value, accordingly, we recorded an impairment charge of approximately $2.0 million to reduce the carrying value of the building to the estimated current market value of approximately $5.2 million. In the fourth quarter of fiscal 2011, we completed the sale of the building to a third party for approximately $5.1 million. The loss that we realized from the sale of the building was not material.

NOTE 7.   EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION

Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

We currently have the following employee stock plans:

1994 Amended Stock Option Plan (“1994 Amended Plan”):

In fiscal 1994, our board of directors adopted the 1994 Stock Plan (the “1994 Plan”). The 1994 Plan was amended in fiscal 2004, 2008 and most recently in fiscal 2011 (the “1994 Amended Plan”). The 1994 Amended Plan provides for (1) the discretionary granting of stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and stock appreciation rights (“SARs”) to qualified employees, consultants and outside directors, which options may be either incentive stock options (for employees only) or non-statutory stock options, as determined at the time of grant and (2) the grant of non-statutory stock options, SARs, RSAs or RSUs to outside directors pursuant to an automatic, non-discretionary formula. Options or awards granted under the 1994 Amended Plan become exercisable over a vesting period of generally five years and generally expire over terms not exceeding eight years from the date of grant, subject to earlier termination upon the cessation of employment or service of the recipients. At the annual meeting in 2011, our stockholders approved an increase of 15 million shares to the number of shares that can be issued under the 1994 Amended Plan. The maximum aggregated number of shares authorized for issuance under the 1994 Amended Plan is 145.2 million shares. As of January 1, 2012, approximately 23.9 million shares of stock options or 12.7 million shares of RSUs and RSAs were available for grant under the 1994 Amended Plan. The 1994 Amended Plan will expire in January 2014.

Employee Stock Purchase Plan (“ESPP”):

Our ESPP allows eligible employees to purchase shares of our common stock through payroll deductions. The ESPP contains consecutive 18-month offering periods composed of three six-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each six-month exercise period. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $21,250. As of January 1, 2012, approximately 3.0 million shares were available for future issuance under the ESPP. The ESPP will expire in May 2013.

Outstanding Employee Equity Awards

In conjunction with the SunPower Spin-Off which we completed in fiscal 2008, the Board approved certain adjustments to our 1999 Plan and 1994 Amended Plan (together, the “Plans”). Specifically, the Board approved amendments to make proportionate adjustments to, among other things, outstanding employee equity awards, including stock options, restricted stock units and restricted stock awards under the Plans to preserve the intrinsic value of the awards before and after the Spin-Off. These changes included a proportionate adjustment in the number of shares issuable pursuant to the outstanding awards and the per-share exercise price of the options.

The Board also approved certain adjustments with respect to our ESPP to offset the decrease in our common stock price resulting from the Spin-Off. These changes included a proportionate adjustment in the offering date price per share of our common stock and maximum number of shares participants may purchase under the ESPP.

The modification of the outstanding employee equity awards and the ESPP related to the Spin-Off resulted in additional non-cash stock-based compensation. The amount was measured based upon the difference between the fair value of the awards immediately before and after the modification. Of the total additional non-cash stock-based compensation, $5.5 million, $17.1 million and $59.4 million, net of estimated forfeitures, was recognized in fiscal 2011, 2010 and 2009, respectively. The remaining $1.9 million will be recognized over the remaining vesting periods on an accelerated basis, net of estimated forfeitures.

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the Consolidated Statement of Operations:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Cost of revenues	$23,730	$22,714	$40,798
Research and development	24,297	21,541	37,537
Selling, general and administrative	52,754	47,204	63,477

Total stock-based compensation expense	$100,781	$91,459	$141,812

As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Consolidated cash proceeds from the issuance of shares under the employee stock plans were $71.2 million, $96.9 million and $101.6 million for fiscal 2011, 2010 and 2009, respectively. No income tax benefit was realized from stock option exercises for fiscal 2011, 2010 and 2009. As of January 1, 2012 and January 2, 2011, stock-based compensation capitalized in inventories totaled $4.6 million and $6.2 million, respectively.

The following table summarizes the stock-based compensation expense by type of awards:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Stock options	$14,850	$19,946	$56,386
Restricted stock units and restricted stock awards	81,273	65,046	74,842
ESPP	4,658	6,467	10,584

Total stock-based compensation expense	$100,781	$91,459	$141,812

The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of January 1, 2012:

(In thousands)		Weighted-Average Amortization Period
		(In years)
Stock options	$13,973	2.01
Restricted stock units and restricted stock awards	53,652	1.97
ESPP	8,589	0.65

Total unrecognized stock-based compensation balance, net of estimated forfeitures	$76,214	1.83

Valuation Assumptions

We estimate the fair value of our stock-based equity awards using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model were as follows:

Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Stock Option Plans:
Expected life	2.3-7.3 years	2.3-7.0 years	2.4-7.4 years
Volatility	38.1%-51.3%	42.2%-54..5%	50.1%-60.8%
Risk-free interest rate	0.2%-2.9%	0.5%-3.1%	0.7%-3.2%
Dividend yield	1.7%-2.2%	0.0%	0.0%
ESPP:
Expected life	0.5-1.5 years	0.5-1.5 years	0.5-1.5 years
Volatility	49.8%-53.3%	44.6%-54.2%	52.6%-85.8%
Risk-free interest rate	0.04%-0.16%	0.1%-0.8%	0.2%-0.7%
Dividend yield	1.7%-2.2%	0.0%	0.0%

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

Dividend yield: The expected dividend is based on our history and expected dividend payouts. Since we did not pay dividends in fiscal 2010 and 2009, the expected dividend yield was zero in those years.

Employee Equity Award Activities

Stock Options:

The following table summarizes our stock option activities:

	Year Ended
	January 1, 2012		January 2, 2011		January 3, 2010
	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
	(In thousands, except per-share amounts)
Options outstanding, beginning of year	36,070	$5.51	52,411	$4.70	70,273	$4.43
Granted	1,080	$19.60	3,036	$14.27	6,444	$6.68
Exercised	(12,245)	$4.51	(17,990)	$4.57	(19,433)	$4.21
Forfeited or expired	(1,542)	$8.56	(1,387)	$6.36	(4,873)	$5.35

Options outstanding, end of year	23,363	$6.49	36,070	$5.51	52,411	$4.70

Options exercisable, end of year	15,560	$4.78	22,924	$4.18	33,895	$4.18

The weighted-average grant-date fair value was $6.34 per share for options granted in fiscal 2011, $5.13 per share in options granted during fiscal 2010 and $2.97 per share for options granted in fiscal 2009.

The aggregate intrinsic value of the options outstanding and options exercisable as of January 1, 2012 was approximately $246.8 million and $188.8 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of January 1, 2012 and do not include substantial tax payments.

The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was $200.1 million in fiscal 2011, $157.8 million in fiscal 2010 and $88.8 million in fiscal 2009.

The aggregate grant date fair value of the options which vested in fiscal 2011, 2010 and 2009 was $18.1 million, $16.3 million, and $25.2 million, respectively.

The following table summarizes information about options outstanding and exercisable as of January 1, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
	(In thousands)	(In years)		(In thousands)
$1.06-$3.53	3,924	3.76	$3.04	3,627	$3.06
$3.53-$3.53	2,730	3.15	$3.53	2,683	$3.53
$3.54-$4.30	2,367	4.27	$3.95	2,282	$3.95
$4.35-$5.18	3,595	2.63	$4.98	3,428	$4.98
$5.19-$6.16	1,963	6.03	$5.86	591	$5.51
$6.17-$6.17	2,590	6.76	$6.17	1,003	$6.17
$6.21-$8.85	2,352	6.11	$6.87	1,197	$6.83
$8.89-$17.77	2,817	6.41	$13.83	710	$13.10
$18.31-$22.88	1,002	7.68	$19.59	39	$20.73
$23.23-$23.23	23	7.52	$23.23	—	$—

	23,363	4.82	$6.49	15,560	$4.78

The total number of exercisable in-the-money options was approximately 15.3 million shares as of January 1, 2012.

As of January 1, 2012, stock options vested and expected to vest totaled approximately 22.3 million shares, with a weighted-average remaining contractual life of 4.73 years and a weighted-average exercise price of $6.31 per share. The aggregate intrinsic value was approximately $239.0 million.

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes our restricted stock unit and restricted stock award activities:

	Year Ended
	January 1, 2012		January 2, 2011		January 3, 2010
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
	(In thousands, except per-share amounts)
Non-vested, beginning of year	14,970	$4.90	17,733	$5.51	28,745	$5.78
Granted	2,228	$18.97	2,228	$14.78	1,970	$7.86
Released	(6,383)	$6.60	(3,866)	$12.75	(7,510)	$5.07
Forfeited	(1,810)	$8.52	(1,125)	$7.14	(5,472)	$3.73

Non-vested, end of year	9,005	$10.43	14,970	$4.90	17,733	$5.51

The balance as of January 1, 2012 included approximately 4.4 million performance-based restricted stock units and restricted stock awards granted under the 1994 Amended Plan. These performance-based awards (“PARS”) were issued to certain senior-level employees in fiscal 2007, 2008 and 2011 and can be earned ratably over a remaining period of one to two years, subject to the achievement of certain performance milestones set by the Compensation Committee of the Board. These performance milestones can include:

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

We estimated the fair value of the shares with the market-condition milestone using a Monte Carlo valuation model with the following weighted-average assumptions:

	Year Ended
	2011	2010	2009
Volatility of common stock	35.7%	39.8%	43.5%-69.6%
Volatility of the SOXX	25.2%	30.3%	40.4%-57.4%
Correlation coefficient	0.77	0.77	0.71-0.69
Risk-free interest rate	0.2%	0.3%	0.2%-0.3%

The fair value of the shares with the performance-related milestones was equivalent to the grant-date fair value of our common stock. In addition, we granted other performance-based and service-based restricted stock units whose fair value is typically equivalent to the grant-date fair value of our common stock.

ESPP:

During fiscal 2011, 2010 and 2009, we issued 1.8 million, 2.6 million and 5.2 million shares under our ESPP with weighted-average price of $9.11, $5.59 and $12.79 per share, respectively. The 5.2 million shares issued under our ESPP in fiscal 2009 included 1.8 million shares relating to the December 31, 2008 purchase date which shares were delivered in 2009.

NOTE 8. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	January 1, 2012	January 2, 2011
	(In thousands)
Accounts receivable, gross	$107,433	$121,876
Allowances for doubtful accounts receivable and sales returns	(3,909)	(4,150)

Accounts receivable, net	$103,524	$117,726

Inventories

	As of
	January 1, 2012	January 2, 2011
	(In thousands)
Raw materials	$4,474	$7,350
Work-in-process	63,552	72,072
Finished goods	24,278	22,341

Total inventories	$92,304	$101,763

Other Current Assets

	As of
	January 1, 2012	January 2, 2011
	(In thousands)
Prepaid expenses	$24,664	$24,004
Assets held for sale (see Note 6)	6,913	6,913
Prepaid to Grace–current portion	2,164	—
Other current assets	9,751	10,991

Total other current assets	$43,492	$41,908

Property, Plant and Equipment, Net

	As of
	January 1, 2012	January 2, 2011
	(In thousands)
Land	$17,655	$26,610
Equipment	1,013,517	965,236
Buildings, building and leasehold improvements	201,793	204,376
Furniture and fixtures	9,334	10,662

Total property, plant and equipment, gross	1,242,299	1,206,884
Less: accumulated depreciation and amortization	(957,320)	(946,762)

Total property, plant and equipment, net	$284,979	$260,122

Other Long-term Assets

	As of
	January 1, 2012	January 2, 2011
	(In thousands)
Employee deferred compensation plan (see Note 15)	$32,976	$30,458
Investments:
Debt securities (see Note 4)	19,004	23,708
Equity securities (see Note 4)	6,213	2,804
Prepaid to Grace–long-term portion	5,957	2,460
Other assets	14,849	13,256

Total other assets	$78,999	$72,686

Pre-payment to Grace

In fiscal 2010 and 2011, we made certain pre-payments to Grace Semiconductor Manufacturing Corporations (“Grace”), a strategic foundry partner, to secure a certain supply of wafers. The pre-payments made in fiscal 2011 are expected to be applied to purchases of wafers from Grace over a period of two years commencing from February 23, 2011. At January 2, 2012, the unapplied pre-payment balance was $8.1 million, of which approximately $2.2 million and approximately $5.9 million was recorded as part of “Other current assets” and “Other long-term assets” in the 2011 Consolidated Balance Sheet, respectively.

Other Current Liabilities

	As of
	January 1, 2012	January 2, 2011
	(In thousands)
Employee deferred compensation plan (see Note 15)	$32,485	$29,974
Restructuring accrual (see Note 9)	4,061	3,559
Capital lease–current portion	2,257	—
Equipment loan–current portion (see Note 13)	2,725	—
Other current liabilities	21,402	32,259

Total other current liabilities	$62,930	$65,792

Deferred Income Taxes and Other Tax Liabilities

	As of
	January 1, 2012	January 2, 2011
	(In thousands)
Deferred income taxes	$165	$(1,135)
Non-current tax liabilities	38,445	54,965

Total deferred income taxes and other tax liabilities	$38,610	$53,830

Other Long-Term Liabilities

	As of
	January 1, 2012	January 2, 2011
	(In thousands)
Capital lease–long term portion	$12,982	$—
Equipment loan–long term portion (see Note 13)	11,413	—
Advances received from the sale of ARS (see Note 4)	16,390	—
Other long term liabilities	6,393	3,789

	$47,178	$3,789

NOTE 9.  RESTRUCTURING

We recorded restructuring charges of $6.3 million, $3.0 million and $15.2 million during fiscal 2011, 2010 and 2009, respectively. The determination of when we accrue for severance and benefits costs depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement. As of January 1, 2012 and January 2, 2011, outstanding restructuring liability amounted to approximately $4.1 million and $3.6 million, respectively.

The following table summarizes the restructuring charges recorded in the Consolidated Statements of Operations:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Fiscal 2011 Restructuring Plan	$5,043	$—	$—
Fiscal 2010 Restructuring Plan	1,524	2,243	—
Fiscal 2008/9 Restructuring Plan	(424)	995	15,028
Fiscal 2007 Restructuring Plan	193	(263)	214

Total restructuring charges	$6,336	$2,975	$15,242

Fiscal 2011 Restructuring Plan

In fiscal 2011, we initiated a restructuring plan which allows us to continue to allocate and align our resources to the business units that we expect will drive future development and revenue growth (“Fiscal 2011 Restructuring Plan”). Restructuring activities related to personnel costs, which are primarily in the U.S., are summarized as follows:

(In thousands)
Initial provision	$5,043
Cash payments	(2,925)
Non-cash charges	(163)

Balance as of January 1, 2012	$1,955

Restructuring liability under the Fiscal 2011 Restructuring Plan related primarily to personnel costs which are expected to be paid out within the next twelve months.

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

To date, we recorded total restructuring charges of $3.7 million under the Fiscal 2010 Restructuring Plan, which was all related to personnel costs. As of January 1, 2012, the outstanding restructuring liability under the Fiscal 2010 Restructuring Plan was $1.9 million and was primarily related to severance and benefits of our employees. We expect to substantially complete the activities and fully pay out the remaining restructuring liability under this program within the next twelve months.

The restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Initial provision	$2,243
Cash payments	(37)

Balance as of January 2, 2011	2,206
Provision	1,524
Cash payments	(1,845)

Balance as of January 1, 2012	$1,885

Fiscal 2008/9 Restructuring Plan

In fiscal 2008, we initiated a restructuring plan as part of a companywide cost saving initiative, which continued into 2010, that was aimed to reduce operating costs in response to the economic downturn (“Fiscal 2008/9 Restructuring Plan”). In the third quarter of fiscal 2011, we completed the remaining actions we had for this plan and the remaining balance of approximately $1.1 million as of the January 2, 2011 was fully settled during the third quarter of fiscal 2011. From initial provision through the third quarter of fiscal 2011, we recorded a total of $27.4 million under the Fiscal 2008/9 Restructuring Plan, of which $23.8 million was related to personnel costs and $3.6 million was related to other exit costs.

NOTE 10.  FOREIGN CURRENCY DERIVATIVES

We operate and sell products in various global markets and purchase capital equipment using the U.S. dollar and foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. We may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of our subsidiaries and forecasted revenues and expenses. We do not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of January 1, 2012. We estimate the fair value of our forward contracts based on spot and forward rates from published sources.

We record hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Interest and other income, net” in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. There were no outstanding forward contract hedges as of January 1, 2012 and the aggregate notional value of outstanding forward contracts to hedge the risks associated with foreign currency denominated assets and liabilities as of January 2, 2011 was immaterial.

NOTE 11.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were as follows:

	As of
	January 1, 2012	January 2, 2011
	(In thousands)
Accumulated net unrealized losses on available-for-sale investments	$(1,551)	$(2,698)
Other	(389)	(505)

Total accumulated other comprehensive loss	$(1,940)	$(3,203)

NOTE 12.  INTEREST AND OTHER INCOME, NET

The following table summarizes the components of interest and other income, net, recorded in the Consolidated Statements of Operations:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Interest income	$1,466	$2,515	$2,101
Changes in fair value of investments under the deferred compensation plan (see Note 15)	(862)	2,653	5,150
Impairment of investments (see Note 4)	(800)	—	(2,549)
Foreign currency exchange gains (losses), net	212	(2,452)	(22)
Gain on sale of equity investments (see Note 4)	—	3,628	—
Other	1,843	(42)	(941)

Total interest and other income, net	$1,859	$6,302	$3,739

NOTE 13.  DEBT AND EQUITY TRANSACTIONS

Equipment Loans

In December 2011, we obtained equipment loans from a certain financial institution for an aggregate amount of approximately $14.1 million. These loans are collateralized by certain of our manufacturing equipment and bear interest of 3.15% to 3.18% per annum and are payable in 60 equal installments with the first installments due in January 2012. The related master loan agreement includes a variety of standard covenants including restrictions on merger with another company without consent (which shall not be unreasonably withheld), liquidation or dissolution, and distribution, lease or transfer of our ownership interest in these properties or assets. Of the $14.1 million outstanding balance as of January 1, 2012, approximately $2.7 million was recorded as part of “Other current liabilities” and $11.4 million was recorded as part of “Other long-term liabilities” in the 2011 Consolidated Balance Sheet. At January 1, 2012, the fair value of the equipment loans approximated the carrying value. The fair value was estimated using discounted cash flow analysis using relevant factors that might affect the fair value, such as present value factors and risk-free interest rates based on the U.S. Treasury yield curve.

The schedule of principal payments under our equipment loans is as follows:

Fiscal Year	(In thousands)
2012	$2,652
2013	2,737
2014	2,825
2015	2,915
2016	3,009

Total	$14,138

Line of Credit

In March 2011, we amended our revolving line of credit with Silicon Valley Bank to extend the maturity of the credit facility to February 28, 2012 and to reduce, at our request, the commitment amount from $25.0 million to $15.0 million. Loans made under the line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus 2.5%. The line of credit agreement includes a variety of standard covenants including restrictions on the incurrence of indebtedness, incurrence of loans, the payment of dividends or distribution on our capital stock, and transfers of assets and financial covenants with respect to an adjusted quick ratio and tangible net worth. As of January 2, 2012, we were in compliance with all of the financial covenants under the line of credit. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities. We intend to use the line of credit on an as-needed basis to fund working capital and capital expenditures. To date, there have been no borrowings under the line of credit.

Stock Buyback Programs:

$400 Million Program Authorized in Fiscal 2011

On September 20, 2011, our Board authorized a new $400.0 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our board of directors. As of January 1, 2012, we used $79.8 million to repurchase 5.1 million shares at an average share price of $15.77. As of January 1, 2012, $320.2 million remained available for future repurchases under the program.

$600 Million Program Authorized in Fiscal 2010

The $600.0 million stock buyback program approved and authorized by our Board in October 2010 was completed in the third quarter of fiscal 2011. We repurchased a total of 32.6 million shares at an average share price of $18.38 under this program (30.9 million shares at an average share price of $18.46 were repurchased in fiscal 2011 and 1.7 million shares at an average share price of $17.07 were purchased in fiscal 2010). Of the 30.9 million shares repurchased in fiscal 2011, 9.5 million shares were repurchased through our yield enhancement program.

$600 Million Program Authorized in Fiscal 2008

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

Yield Enhancement Program:

In fiscal 2009, the Audit Committee approved a yield enhancement strategy intended to improve the yield on our available cash. As part of this program, the Audit Committee authorized us to enter into short-term yield enhanced structured agreements, typically with maturities of 90 days or less, correlated to our stock price. Under the agreements we entered into to date, we pay a fixed sum of cash upon execution of an agreement in exchange for the financial institution’s obligations to pay either a pre-determined amount of cash or shares of our common stock depending on the closing market price of our common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our cash investment returned plus a yield substantially above the yield currently available for short-term cash investments. If the closing market price is at or below the pre-determined price, we will receive the number of shares specified at the agreement’s inception. As the outcome of these arrangements is based entirely on our stock price and does not require us to deliver either shares or cash, other than the original investment, the entire transaction is recorded in equity.

We enter into a yield enhanced structured agreement based upon a comparison of the yields available in the financial markets for similar maturities against the expected yield to be realized per the structured agreement and the related risks associated with this type of arrangement. We believe the risk associated with these types of agreements is no different than alternative investments available to us with equivalent counterparty credit ratings. All counterparties to a yield enhancement program have a credit rating of at least Aa2 or A as rated by major independent rating agencies. For all such agreements that matured to date, the yields of the structured agreements were far superior to the yields available in the financial markets primarily due to the volatility of our stock price and the pre-payment aspect of the agreements. The counterparty is willing to pay a premium over the yields available in the financial markets due to the structure of the agreement.

The following table summarizes the activity of our settled yield enhanced structured agreements during fiscal 2011, 2010 and 2009:

Periods	Aggregate Price Paid	Total Cash Proceeds Received Upon Maturity	Yield Realized	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
	(In thousands, except per-share amounts)
Fiscal 2011:
Settled through cash proceeds (1)	$137,798	$143,798	$6,000	—	$—
Settled through issuance of common stock (2)	180,636	—	—	9,500	$19.01

Total for fiscal 2011	$318,434	$143,798	$6,000	9,500	$19.01

Fiscal 2010:
Settled through cash proceeds	207,882	$217,489	$9,607	—	$—
Settled through issuance of common stock	114,917	—	—	10,000	$11.49

Total for fiscal 2010	$322,799	$217,489	$9,607	10,000	$11.49

Fiscal 2009:
Settled through cash proceeds	$68,017	$69,065	$1,048	—	$—

Total for fiscal 2009	$68,017	$69,065	$1,048	—	$—

(1)	This includes a YEP agreement entered into in fiscal 2010 for an aggregate price of approximately $43.9 million which remained unsettled as of the end of fiscal 2010. Such agreement was subsequently settled in the first quarter of fiscal 2011 for approximately $47.0 million.

(2)	Included as part of the $600 million stock buyback program authorized in fiscal 2010.

Dividends

We initiated our first ever dividend program in the second quarter of fiscal 2011 and our Board declared cash dividends of $0.09 per share payable in the third and fourth quarters of fiscal 2011. Total cash dividends paid in fiscal 2011 were approximately $29.0 million. On December 8, 2011, our Board declared a cash dividend of $0.09 per share payable to holders of record of our common stock at the close of business day on January 5, 2012. This cash dividend was paid on January 19, 2012 and totaled approximately $13.8 million. No cash dividends were declared and paid in fiscal 2010 and 2009.

NOTE 14.  NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands, except per-share amounts)
Net Income (Loss) per Share—Basic:
Net income (loss) attributable to Cypress for basic computation	$167,839	$75,742	$(150,424)

Weighted-average common shares for basic computation	164,495	161,114	145,611

Net income (loss) per share—basic	$1.02	$0.47	$(1.03)

Net Income (Loss) per Share—Diluted:
Net income (loss) attributable to Cypress for diluted computation	$167,839	$75,742	$(150,424)

Weighted-average common shares for basic computation	164,495	161,114	145,611
Effect of dilutive securities:
Stock options, restricted stock units, restricted stock awards and other	22,400	30,263	—

Weighted-average common shares for diluted computation	186,895	191,377	145,611

Net income (loss) per share—diluted	$0.90	$0.40	$(1.03)

Anti-Dilutive Securities:

The following securities were excluded from the computation of diluted net income (loss) per share as their impact was anti-dilutive:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Stock options, restricted stock units and restricted stock awards	1,814	1,421	83,689
1.00% Notes	—	—	841
Warrants	—	—	948

Convertible Debt and Warrants:

The 1.00% Notes were convertible debt which required us to settle the principal value of the debt in cash and any conversion premiums in either cash or stock, at our election. In connection with the issuance of the 1.00% Notes, we entered into a convertible note hedge transaction. In addition, we entered into a warrant transaction in which we sold to the option counterparties warrants to acquire the same number of shares of our common stock underlying the 1.00% Notes. We applied the treasury stock method in determining the dilutive impact of both the 1.00% Notes and the warrants. In accordance with the relevant guidance, the convertible note hedge was excluded from the diluted earnings per share computation as it was anti-dilutive.

NOTE 15.  EMPLOYEE BENEFIT PLANS

Key Employee Bonus Plan (“KEBP”)

We have a key employee bonus plan, which provides for incentive payments to certain key employees including all executive officers except the Chief Executive Officer. Payments under the plan are determined based upon certain performance measures, including actual PBT% or our actual earnings per share, depending on the year, compared to a target as well as achievement of strategic, operational and financial goals established for each key employee. We recorded total charges of $9.5 million under the plan in fiscal 2011, $12.8 million in fiscal 2010 and $7.3 million in fiscal 2009.

Performance Profit Sharing Plan (“PPSP”)

We have a performance profit sharing plan, which provides incentive payments to all our employees. Payments under the plan are determined based upon our earnings per share and the employees’ percentage of success in achieving certain performance goals. We recorded total charges of $3.7 million under the plan in fiscal 2011, $5.0 million in fiscal 2010 and $4.9 million in fiscal 2009.

Performance Bonus Plan

We have a performance bonus plan which provides for incentive payments to executive officers and key employees who are recommended by our senior management and approved solely at the discretion of the Committee of the Board. Payments under the plan are determined based upon the attainment and certification of certain objective performance criteria established by the Committee. The sole participant in the performance bonus plan for fiscal 2011, 2010 and 2009 was our Chief Executive Officer. Under the plan, we recorded total charges of $0.8 million, $1.1 million and $0.6 million in fiscal 2011, 2010 and 2009, respectively.

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

Under the deferred compensation plan the assets are recorded at fair value in each reporting period with the offset being recorded in “Other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of January 1, 2012 and January 2, 2011, the fair value of the assets was $33.0 million and $30.5 million, respectively, and the fair value of the liabilities was $32.5 million and $30.0 million, respectively.

All expense and income recorded under the deferred compensation plan were included in the following line items in the Consolidated Statements of Operations:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income, net	$(862)	$2,653	$5,150
Changes in fair value of liabilities recorded in:
Cost of revenues	111	(370)	(516)
Research and development expenses	114	(959)	(1,454)
Selling, general and administrative expenses	460	(1,726)	(3,168)

Total income (expense), net	$(177)	$(402)	$12

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

As of January 1, 2012 and January 2, 2011, projected benefit obligations totaled $5.6 million and $8.7 million, respectively, and the fair value of plan assets was $2.8 million and $4.2 million, respectively.

NOTE 16.  INCOME TAXES

The geographic distribution of income (loss) before income taxes and the components of income tax benefit (provision) are summarized below:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
United States income (loss)	$(3,546)	$(86,630)	$(183,804)
Foreign income	159,124	180,796	38,288

Income (loss) before income taxes	155,578	94,166	(145,516)

Income tax benefit (provision):
Current tax benefit (expense):
Federal	15,641	(6,621)	(1,986)
State	336	30	(250)
Foreign	(4,111)	(5,245)	(3,618)

Total current tax benefit (expense)	11,866	(11,836)	(5,854)

Deferred tax expense:
Foreign	(487)	(7,454)	—

Total deferred tax expense	(487)	(7,454)	—

Income tax benefit (provision)	$11,379	$(19,290)	$(5,854)

Income tax benefit (provision) differs from the amounts obtained by applying the statutory United States federal income tax rate to income (loss) before taxes as shown below:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Benefit (provision) at U.S. statutory rate of 35%	$(54,452)	$(32,958)	$50,930
Foreign income at other than U.S. rates	43,647	43,408	5,967
Future benefits not recognized	(34,124)	(30,167)	(61,474)
Recognition of prior-year benefits	29,186	—	—
Reversal of previously accrued taxes	22,395	1,050	506
Effect of stock-based compensation	3,907	—	—
Refundable tax credits	1,049	437	676
State income taxes, net of federal benefit	336	30	(250)
Non-deductible executive compensation	—	—	(1,181)
SunPower tax sharing agreement	—	—	(1,154)
Other, net	(565)	(1,090)	126

Income tax benefit (provision)	$11,379	$(19,290)	$(5,854)

The components of deferred tax assets and liabilities were as follows:

	As of
	January 1, 2012	January 2, 2011
	(In thousands)
Deferred tax assets:
Credits and net operating loss carryovers	$234,968	$207,503
Reserves and accruals	55,600	73,494
Excess of book over tax depreciation	32,073	25,192
Deferred income	6,880	18,413

Total deferred tax assets	329,521	324,602
Less valuation allowance	(327,503)	(320,844)

Deferred tax assets, net	2,018	3,758

Deferred tax liabilities:
Intangible assets arising from acquisitions	(2,018)	(3,071)

Total deferred tax liabilities	(2,018)	(3,071)

Net deferred tax assets	$—	$687

As of January 1, 2012, of the total deferred tax assets of $329.5 million, a valuation allowance of $327.5 million has been recorded for the portion which is not more likely than not to be realized. This is based on a jurisdictional assessment. As of January 2, 2011, of the total deferred tax assets of $324.6 million, a valuation allowance of $320.8 million was recorded for the portion which was not more likely than not to be realized based on a jurisdictional assessment.

At January 1, 2012, we had U.S. federal net operating loss carryovers of approximately $734.7 million, which, if not utilized, will expire from 2013 through 2032. Of the $734.7 million, $21.1 million relates to acquisitions and are subject to Section 382 limitation. When recognized, the tax benefit related to $593.0 million will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. We had state net operating loss carryovers of approximately $223.4 million which, if not utilized, will expire from 2012 through 2022. A portion of these net operating loss carryovers relate to recent acquisitions and are subject to certain limitations. We had U.S. federal tax credit carryforwards of approximately $117.8 million, which, if not utilized, will expire from 2019 through 2032, and state tax credit carryforwards of approximately $83.3 million, which currently do not have any expiration date. In addition, utilization of the net operating losses and tax credit carryovers may be limited if certain ownership changes occur subsequent to January 1, 2012.

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

United States income taxes and foreign withholding taxes have not been provided on a cumulative total of $207.5 million and $335.8 million of undistributed earnings for certain non-United States subsidiaries as of January 1, 2012 and January 2, 2011, respectively, because such earnings are intended to be indefinitely reinvested in the operations and potential acquisitions of our international operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Our global operations involve manufacturing, research and development, and selling activities. Our operations outside the U.S. are in certain countries that impose a statutory tax rate both higher and lower than the U.S. We are subject to tax holidays in the Philippines where we manufacture and design certain of our products. These tax holidays are scheduled to expire at varying times within the next one and four years. Our tax benefit of these tax holidays for the year ended January 1, 2012 was $0.5 million which had an insignificant impact on earnings per share. Overall, we expect our foreign earnings to be taxed at rates lower than the statutory tax rate in the U.S.

Unrecognized Tax Benefits

The following table is a reconciliation of unrecognized tax benefits:

(In thousands)
Unrecognized tax benefits, as of December 28, 2008	22,045
Increase based on tax positions related to current year	17,775
Decrease related to settlements with taxing authorities	(506)

Unrecognized tax benefits, as of January 3, 2010	39,314
Increase based on tax positions related to current year	5,311
Increase based on tax positions related to prior years	3,059
Decrease related to lapsing of statutes of limitations	(861)

Unrecognized tax benefits, as of January 2, 2011	$46,823
Decrease related to settlements with taxing authorities	(14,830)
Increase based on tax positions related to current year	6,794
Decrease based on tax positions related to prior years	(1,238)
Decrease related to lapsing of statutes of limitations	(7,732)

Unrecognized tax benefits, as of January 1, 2012	$29,817

As of January 1, 2012, January 2, 2011 and January 3, 2010, the amounts of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $27.5 million, $43.6 million and $37.2 million, respectively.

Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and
•	expiration of statue of limitations on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We believe it is possible that we may recognize approximately $2.5 million to $3.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Classification of Interest and Penalties

Our policy is to classify interest expense and penalties, if any, as components of income tax provision in the Consolidated Statements of Operations. As of January 1, 2012, January 2, 2011 and January 3, 2010, the amount of accrued interest and penalties totaled $9.8 million, $10.1 million and $6.4 million, respectively. We recorded interest and penalties, net of approximately $(0.3) million, 3.7 million and $2.1 million during fiscal 2011, 2010 and 2009, respectively.

Tax Examinations

The following table summarizes our major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of January 1, 2012:

Tax Jurisdictions	Tax Years
United States	2009 and onward
Philippines	2008 and onward
India	2007 and onward
California	2007 and onward

The IRS has completed its examination of fiscal years 2006-2008. The examination resulted in no material adjustments to our tax liabilities. In addition, non-U.S. tax authorities have completed their income tax examinations of our subsidiary in India for fiscal years 2002-2006 and our subsidiary in the Philippines for 2007. The proposed adjustments in India have been appealed, and we believe the ultimate outcome of these appeals will not result in a material adjustment to our tax liability. The Philippines examination for 2007 resulted in no material adjustments to our tax liabilities. Income tax examinations of our Philippine subsidiary for the 2008 -2010 fiscal years and our India subsidiary for the 2007-2008 fiscal years are in progress. We believe the ultimate outcome of these examinations will not result in a material adjustment to our tax liability.

NOTE 17.  COMMITMENTS AND CONTINGENCIES

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

The following table presents our warranty reserve activities:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Beginning balance	$3,347	$3,151	$3,341
Provisions	2,000	5,541	8,825
Settlements made	(2,262)	(5,345)	(9,015)

Ending balance	$3,085	$3,347	$3,151

Capital Lease

On July 19, 2011, we entered into a capital lease agreement which allows us to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. We have the option of purchasing the tools from the lessor at specified intervals during the lease term. The master lease contains standard covenants requiring us to insure and maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. In addition, the master lease agreement contains provisions in the event of default. Assets purchased under the capital lease are included in “Property, plant and equipment, net” as manufacturing equipment and the amortization is included in depreciation. As of January 1, 2012, the gross value and net book value of manufacturing equipment purchased under capital lease was approximately $17.5 million and $16.7 million, respectively. As of January 1, 2012, the total minimum lease payments under our capital leases amounted to approximately $16.4 million.

Future minimum payments, by year and in the aggregate, under the capitalized lease consist of the following:

Fiscal Year	(In thousands)
2012	$2,554
2013	2,554
2014	2,554
2015	2,554
2016	2,554
2017 and Thereafter	3,659
Total minimum lease payments	16,429
Less: amount representing interest	1,153

Present value of net minimum lease payments	$15,276

Charitable Donation of Building

On April 1, 2011, we sold a building to a charitable organization for $4.0 million in exchange for a promissory note. The promissory note will be paid over the next four years in $1.0 million annual payments and is reflected in our fiscal 2011 Consolidated Balance Sheet as “Other current assets” and “Other long-term assets”. In addition, we made a $4.0 million unconditional pledge to the same charitable organization to be paid in four $1.0 million installments over the next four years. This amount is reflected in “Other current liabilities” and “Other non-current liabilities” in our fiscal 2011 Consolidated Balance Sheet.

Operating Lease Commitments

We lease certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2018. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values.

As of January 1, 2012, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2012	$6,975
2013	4,875
2014	4,297
2015	3,590
2016	2,396
2017 and Thereafter	3,369

Total	$25,502

Rental expenses totaled approximately $7.0 million, $7.2 million and $6.6 million in fiscal 2011, 2010 and 2009, respectively.

Litigation and Asserted Claims

On January 21, 2011, Avago Technologies Inc. filed a patent infringement case against us in the U.S. District Court in Delaware. The three patents at issue cover Avago’s touch technology, including finger navigation. Avago has made no specific demand for relief in this matter. Accordingly, the possible range of losses is unknown at this time. On July 20, 2011, our request for inter partes re-examination of Avago’s U.S. Patent No. 7,189,985 by the U.S. Patent and Trademark Office was accepted. On December 12, 2011, Avago dismissed with prejudice all of its claims against us; we made no payments and made no admission of infringement reconfirming our position that the lawsuit was without merit.

On March 30, 2011, we filed a five patent infringement case against GSI Technology in the U.S. District Court in Minnesota. The five patents at issue cover GSI’s static random access memory (SRAM) technology, including GSI’s Sigma DDR and SigmaQuad II and III families of memory products. We are seeking damages as well as injunctive relief from the court. On July 23, 2011, the International Trade Commission (ITC) instituted a formal action to enjoin the importation of GSI products that infringe four of our U.S. patents. We have completed discovery in that action and are now preparing for the hearing which is currently scheduled for March 12, 2012. Through discovery, we learned that certain other products of GSI also infringe our asserted patents. As a result, on November 21, 2011, we expanded the scope of the ITC action to include GSI’s standard synchronous and ZBT SRAMs as well as a proprietary product made for GSI’s largest customer. In July 2011, GSI filed requests for re-examination of our U.S. Patent Nos. 7,142,477 and 6,534,805 with the U.S. Patent and Trademark Office (PTO) as well as a civil complaint with the Federal District Court in Northern California. The civil complaint accuses the QDR Consortium, of which we are a member, of certain anti-competitive activity. We filed a motion to dismiss that case which is pending, and the case is otherwise stayed. Aside from injunctive relief, GSI has made no specific monetary demand in the anti-trust matter. Accordingly, the possible range of monetary loss in the matter, if any, is demanded in the future, is unknown at this time. We believe strongly in the merits of our ITC case and we also believe we have meritorious defenses to the allegations set forth in the GSI civil complaint and we will vigorously defend ourselves in that matter.

On July 26, 2011, Commonwealth Research Group, LLC (“CRG”) filed a single patent infringement case naming Cypress and 12 other defendants in the U.S. District Court in Delaware. As a non-practicing entity, CRG does not sell or produce any products or services to the public. The complaint accuses our PSoC5 of infringing CRG’s patent for a “system for conserving energy among electrical components.” CRG is seeking injunctive as well as unspecified monetary damages. However, given that our PSoC5 is not yet commercially available, there are no commercial sales on which to award damages. We have investigated the claims asserted in the complaint and believe we have meritorious defenses and will vigorously defend ourselves in this matter. CRG has made no specific demand for relief in this matter. As such, the possible range of losses is unknown at this time.

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

NOTE 18.  SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

We design, develop, manufacture and market a broad range of programmable system solutions for various markets including consumer, computation, data communications, automotive and industrial. We evaluate our reportable business segments in accordance with the accounting guidance. We operate in the following four reportable business segments:

Reportable Segments	Description
Consumer and Computation Division	A product division focusing on PSoC®, touch-sensing and touchscreen solutions, USB and timing solutions.

Data Communications Division	A product division focusing on West Bridge peripheral controllers for handsets, dual port interconnects for networking applications and legacy switches, cable drivers and equalizers for the professional video market.

Memory Products Division	A product division focusing on static random access memories and nonvolatile memories.

Emerging Technologies and Other	Includes Cypress Envirosystems, AgigA Tech, Inc. and Deca Technologies, Inc. all majority-owned subsidiaries of Cypress, the Optical Navigation Systems (“ONS”) business unit, China business unit, foundry-related services, other development stage activities and certain corporate expenses.

The following tables set forth certain information relating to the reportable business segments:

Revenues:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Consumer and Computation Division	$511,677	$343,226	$274,861
Memory Products Division	352,118	405,844	288,246
Data Communications Division	100,008	110,647	96,568
Emerging Technologies and Other	31,401	17,815	8,111

Total revenues	$995,204	$877,532	$667,786

Income (Loss) from Operations before Income Taxes:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Consumer and Computation Division	$111,324	$43,195	$(674)
Memory Products Division	123,373	139,036	31,872
Data Communications Division	34,880	38,687	13,314
Emerging Technologies and Other	(29,989)	(25,907)	(24,863)
Unallocated items:
Stock-based compensation expense	(100,781)	(91,459)	(141,812)
Gain on divestitures	34,291	—	—
Restructuring charges	(6,336)	(2,975)	(15,242)
Charitable donation of building	(4,125)	—	—
Amortization of intangibles and other acquisition-related costs	(2,892)	(3,028)	(3,804)
Impairment of assets	(1,982)	(4,927)	—
Impairment of investments	(800)	—	(2,549)
Interest and non-cash expense for convertible debt	—	—	(1,090)
Other	(1,385)	1,544	(668)

Income (loss) from operations before income taxes	$155,578	$94,166	$(145,516)

Depreciation:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Consumer and Computation Division	$24,660	$18,428	$20,912
Memory Products Division	17,144	22,228	21,875
Data Communications Division	5,178	6,140	7,309
Emerging Technologies and Other	1,651	1,063	599

Total depreciation	$48,633	$47,859	$50,695

Geographical Information

The following table presents our total revenues by geographical locations:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
United States	$122,956	$142,239	$113,009
Europe	118,695	134,117	79,864
Asia:
China	348,356	275,157	229,031
South Korea	136,777	36,549	20,998
Rest of the world	268,420	289,470	224,884

Total revenues	$995,204	$877,532	$667,786

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	January 1, 2012	January 2, 2011
	(In thousands)
United States	$187,438	$185,149
Philippines	75,323	62,830
Other	22,218	12,143

Total property, plant and equipment, net	$284,979	$260,122

We track our assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, our chief operating decision maker does not review asset information on a segment basis.

Customer Information

Outstanding accounts receivable from Arrow Electronics, Inc., Arkian and Avnet, Inc., three of our distributors, accounted for 14.1%, 13.9% and 11.1% of our consolidated accounts receivable as of January 1, 2012, respectively. Outstanding accounts receivable from Avnet, Inc., accounted for 17% of our consolidated accounts receivable as of January 2, 2011.

Revenue generated through Avnet, Inc. and Weikeng Industrial Co. Ltd., two of our distributors, accounted for 12.8% and 11.2%, respectively, of our consolidated revenue for fiscal 2011. Samsung Electronics (“Samsung”), an end customer, purchases our products from certain of our distributors, primarily from Arkian. Shipments made by our distributors to Samsung in fiscal 2011 accounted for 10.0% of our consolidated revenue for fiscal 2011.

Revenue generated through Avnet, Inc. and Arrow Electronics, Inc. accounted for 15% and 10%, respectively, of our consolidated revenue for fiscal 2010. Revenue through Avnet, Inc accounted for 14% of our consolidated revenue for fiscal 2009. We had no end customers accounting for 10% or greater of our consolidated revenue for fiscal 2010 or 2009.

NOTE 19.  SUBSEQUENT EVENTS

In February 2012, we entered into Stock Purchase Agreement (the “Agreement”) with a company that works in the area of battery storage. Pursuant to the terms of the Agreement, we purchased approximately $6.0 million of preferred stock from the company and have committed to purchase additional preferred stock in a series of subsequent closings subject to certain performance milestones that must be fulfilled within a defined and agreed upon timeline. Our future commitments to purchase additional preferred stock are approximately 0.6 million in fiscal 2012, $60.8 million in fiscal 2013 and $17.8 million in fiscal 2014 subject to certain milestones and the timing of additional capital requests which could vary substantially. While initially we will own less than 10% of the company, if our future commitments are fully funded, we could become a majority shareholder of the company. We expect to record this investment as a non-marketable equity investment for fiscal 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cypress Semiconductor Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries (the “Company”) at January 1, 2012 and January 2, 2011 and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 24, 2012

UNAUDITED QUARTERLY FINANCIAL DATA

Fiscal 2011

	Three Months Ended
	January 1, 2012	October 2, 2011	July 3, 2011	April 3, 2011
	(In thousands, except per-share amounts)
Revenues	$242,373	$264,743	$254,978	$233,110
Gross margin	$129,852	$148,954	$139,020	$128,776
Net income	$31,382	$39,743	$40,642	$55,190
Adjust for net loss attributable to noncontrolling interest	279	238	181	184

Net income attributable to Cypress	$31,661	$39,981	$40,823	$55,374

Net income per share–basic	$0.21	$0.24	$0.24	$0.32

Net income per share–diluted	$0.18	$0.22	$0.21	$0.28

Fiscal 2010

	Three Months Ended
	January 2, 2011	October 3, 2010	July 4, 2010	April 4, 2010
	(In thousands, except per-share amounts)
Revenues	$220,314	$231,923	$223,024	$202,271
Gross margin	$123,058	$134,682	$124,946	$106,487
Net income	$8,678	$34,228	$19,459	$12,511
Adjust for net loss attributable to noncontrolling interest	375	145	183	163

Net income attributable to Cypress	$9,053	$34,373	$19,642	$12,674

Net income per share–basic	$0.05	$0.22	$0.12	$0.08

Net income per share–diluted	$0.05	$0.18	$0.10	$0.07

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

We assessed the effectiveness of our internal control over financial reporting as of January 2, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of January 2, 2012.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 107 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 1, 2012 (2012 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our directors, officers and employees. We have made the code of ethics available, free of charge, on our website at www.cypress.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is incorporated by reference from the information set forth in the section titled “Executive Compensation” in our 2012 Proxy Statement and is incorporated herein by reference.

The information required by this item concerning compensation of directors is incorporated by reference from the information set forth in the section titled “Board Structure and Compensation” in our 2012 Proxy Statement and is incorporated herein by reference.

The information required by this item concerning our compensation committee is incorporated by reference from the information set forth in the sections titled “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee of the Board of Directors” in our in our 2012 Proxy Statement and is incorporated herein by reference.

Quarterly Executive Incentive Payments

On February 23, 2012, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the fourth quarter and annual portion of fiscal 2011 performance incentive plans. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our non-GAAP profit-before-taxes percentage as well as individual strategic, operational and financial goals established for each executive. The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement filed with the Securities and Exchange Commission on April 1, 2011) under the quarterly and annual KEBP and the PBP in the fourth quarter of fiscal 2011:

	KEBP			PBP
Named Executive Officers	Quarterly	Annual	Total	Quarterly	Annual	Total
T.J. Rodgers, President and Chief Executive Officer	$—	$—	$—	$69,053	$165,306	$234,359
Brad W. Buss, Executive Vice President, Finance & Administration and Chief Financial Officer	$21,224	$46,419	$67,643	—	—	—
Paul Keswick, Executive Vice President, New Product Development	$22,637	$18,203	$40,840	—	—	—
Christopher Seams, Executive Vice President, Sales, Marketing and Operations	$21,453	$49,455	$70,908	—	—	—
Norman Taffe, Executive Vice President, Consumer and Computation Division	$18,436	$36,270	$54,706	—	—	—

Additionally, the Compensation Committee authorized quarterly and annual incentive payments under the KEBP, totaling $397,594, to eight other senior executive officers who are not Named Executives.

Release of 2011 PARS

In 2007, the Compensation Committee (the “Committee”) of the Company’s Board of Directors granted, under the Company’s 1994 Amended Stock Plan, performance-based restricted stock units (“PARS”) to certain employees of the Company, including our Named Executive Officers. Our executive officers, including our NEO’s, have not received any other standard awards since the PARS grant in 2007, when we granted a five-year tranche of PARS that could be earned from 2007 through 2011, subject to achieving performance metrics. The PARS grant might result in total compensation packages that are higher than targeted market positions if all performance-related milestones were achieved. All earned shares are released following certification by the Committee that the applicable performance milestone has been achieved, net of all federal and state withholding tax requirements. Following final certification by the Committee, if the performance milestone is not achieved in full, the portion of the target shares for that particular performance milestone in the given period is forfeited and returned to the 1994 Amended Stock Plan.

On February 23, 2012, the Committee approved the performance milestone achievements for fiscal 2011. In connection with the Committee’s determination of the achievement of fiscal 2011 PARS performance milestones, the following shares, prior to tax payments, were released to our Named Executive Officers:

Named Executive Officer	Target	Earned Based on Original Plan	Additional Shares Earned (1)	Total Shares Released
T.J. Rodgers, President and Chief Executive Officer	659,235	419,290	72,658	491,948
Brad W. Buss, Executive Vice President, Finance and Administration and Chief Financial Officer	412,021	262,055	45,411	307,466
Paul Keswick, Executive Vice President, New Product Development	329,618	209,645	36,329	245,974
Christopher Seams, Executive Vice President, Sales and Marketing	329,618	209,645	36,329	245,974
Norman P. Taffe, Executive Vice President, Consumer and Computation Division	283,265	180,163	31,220	211,383

(1)	These shares represent the acceleration of vesting of outstanding awards that otherwise would have been forfeited and for accounting purposes are treated as new awards. The Committee approved the vesting acceleration as a result of the Company’s overachievement on its PSoC revenue milestone which well exceeded the target and achieved record revenues in fiscal 2011. As these shares were approved and the vesting acceleration was determined in fiscal 2012, the related compensation cost of these awards as determined pursuant to ASC 718 will be included in our Consolidated Statement of Operations for fiscal 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners, directors and executive officers is incorporated by reference from the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our 2012 Proxy Statement.

The information required by this item regarding our equity compensation plans is incorporated by reference from Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item regarding transactions with certain persons is incorporated by reference from the information set forth in the section titled “Certain Relationships and Related Transactions” in our 2012 Proxy Statement.

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

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements:

2. Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	106

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8.

3. Exhibits:

Exhibit Number	Exhibit Description	Incorporated by References
		Form	Filing Date/ Period End Date	Filed Herewith
2.1	Agreement and Plan of Reorganization dated as of January 16, 2001 by and among Cypress Semiconductor Corporation, Clock Acquisition Corporation, International Microcircuits, Inc. and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Kurt R. Jaggers, as Securityholder Agent.	10-Q	4/1/2001
2.2	Agreement and Plan of Reorganization dated as of January 26, 2001 by and among Cypress Semiconductor Corporation, Hilo Acquisition Corporation, HiB and Semiconductors, Inc., certain shareholder parties thereto, and U.S. Bank Trust, National Association, as Escrow Agent.	10-Q	4/1/2001
2.3	Stock Purchase Agreement dated as of May 29, 2001 by and among Cypress Semiconductor Corporation, ScanLogic Holding Company, ScanLogic Corporation, certain shareholder parties thereto, and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Israel Zilberman, as Securityholder Agent.	10-Q	7/1/2001
2.4	Agreement and Plan of Reorganization dated as of June 2, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust National Association, as Escrow Agent (with respect to Article VII only), and Kenneth P. Lawler, as Securityholder Agent (with respect to Articles I and VII only).	10-Q	9/30/2001
2.5	First Amendment to Agreement and Plan of Reorganization dated as of July 3, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Kenneth P. Lawler, as Securityholder Agent.	10-Q	9/30/2001
2.6	Agreement and Plan of Reorganization dated as of August 19, 2001 by and among Cypress Semiconductor Corporation, In-System Design, Inc., and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.	10-Q	9/30/2001
2.7	First Amendment to Agreement and Plan of Reorganization dated as of September 10, 2001 by and among Cypress Semiconductor Corporation, Idaho Acquisition Corporation, In-System Design, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.	10-Q	9/30/2001
2.8	Agreement and Plan of Reorganization dated as of November 17, 2001 by and among Cypress Semiconductor Corporation, Steelers Acquisition Corporation, Silicon Packets, Inc., and with respect to Article VII only, U.S. Bank Trust, N.A., as Escrow Agent, and Robert C. Marshall, as Securityholder Agent.	10-K	12/30/2001

Exhibit Number	Exhibit Description	Incorporated by References
		Form	Filing Date/ Period End Date	Filed Herewith
2.9	Stock Purchase Agreement dated as of June 21, 2004 by and among Cypress Semiconductor Corporation, in the name and on behalf of Cypress Semiconductor (Belgium) BVBA in Formation, FillFactory NV, certain stockholders of FillFactory NV and with respect to Article VIII and Article X only, U.S. Bank, National Association, as Escrow Agent, and Luc De Mey and IT-Partners NV, as Stockholder Agents.	8-K	8/13/2004
2.10	Agreement and Plan of Reorganization dated as of June 30, 2004 by and among Cypress Semiconductor Corporation, SP Acquisition Corporation and SunPower Corporation.	10-K	1/2/2005
2.11	Agreement and Plan of Merger dated as of February 11, 2005 by and among Cypress Semiconductor Corporation, SMaL Camera Technologies, Inc., Summer Acquisition Corporation, and with respect to Articles VII and IX only, U.S. Bank, National Association, as Escrow Agent, and Allan Thygesen, as Securityholder Agent.	8-K	2/15/2005
2.12	Agreement and Plan of Merger dated November 7, 2005 by and between Cypress Semiconductor Corporation, CMS Acquisition Corporation and Cypress Microsystems, Inc.	8-K	12/8/2005
2.13	Agreement for the Purchase and Sale of Assets and Amendment No. 1 dated as of February 15, 2006 by and between Cypress Semiconductor Corporation and NetLogic Microsystems, Inc.	8-K	2/21/2006
2.14	Asset Purchase Agreement, dated February 27, 2007, by and between Sensata Technologies, Inc. and Cypress Semiconductor Corporation.	8-K	3/20/2007
2.15	Agreement for the Purchase and Sale of Assets, dated August 29, 2007, by and between NetLogic Microsystems, Inc. and Cypress Semiconductor Corporation.	8-K	9/5/2007
2.16	Agreement and Plan of Merger, dated as of August 1, 2008, by and among Cypress Semiconductor Corporation, Copper Acquisition Corporation and Simtek Corporation.	8-K	8/1/2008
3.1	Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation.	10-K	12/31/2000
3.2	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	8-K	3/31/2006
3.3	Certificate of Amendment to Amended and Restated Bylaws of Cypress Semiconductor Corporation	8-K	5/29/2009
3.4	Certificate of Amendment to Amended and Restated Bylaws of Cypress Semiconductor Corporation	8-K	5/18/2010
4.1	Subordinated Indenture dated as of January 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.	8-K	3/17/2000
4.2	Supplemental Trust Indenture dated as of June 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.	8-K	7/11/2000
4.3	Indenture dated as of June 3, 2003 between Cypress Semiconductor Corporation and U.S. Bank National Association, as Trustee.	S-3	6/30/2003
4.4	Indenture dated as of March 13, 2007 between Cypress Semiconductor Corporation and U.S. Bank National Association, as Trustee.	S-3	5/17/2007
4.5	Registration Rights Agreement—1.00% Convertible Senior Notes due September 15, 2009.	10-Q	7/1/2007
10.1	Form of Indemnification Agreement.	S-1	3/4/1987
10.2	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan I.	S-8	9/6/2002
10.3	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan II.	S-8	9/6/2002
10.4	Lease Agreement dated as of June 27, 2003 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	6/29/2003
10.5	Participation Agreement dated as of June 27, 2003 by and among Cypress Semiconductor Corporation, Wachovia Development Corporation and Wachovia Bank, National Association.	10-Q	6/29/2003
10.6	Call Spread Option Confirmation dated May 29, 2003 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.	10-Q	6/29/2003
10.7	Amended and Restated Call Spread Option Confirmation dated as of May 11, 2004 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.	10-Q	6/27/2004
10.8	SMaL Camera Technologies, Inc. 2000 Stock Option and Incentive Plan.	S-8	3/8/2005
10.9	First Amendment to Certain Operative Agreements dated March 28, 2005 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	4/3/2005
10.10	Cypress Semiconductor Corporation 2006 Key Employee Bonus Plan (KEBP) Summary.	10-K	1/1/2006
10.11	Cypress Semiconductor Corporation Performance Profit Sharing Plan (PPSP) Summary.	10-K	1/1/2006
10.12	Memorandum of Agreement between GNPower Ltd. Co. and Cypress Manufacturing Ltd.	10-Q	10/1/2006
10.13	Letter of Agreement between Cypress Semiconductor Corporation and SunPower Corporation.	8-K	11/16/2006

Exhibit Number	Exhibit Description	Incorporated by References
		Form	Filing Date/ Period End Date	Filed Herewith
10.14	Letter of Agreement between Cypress Semiconductor Corporation and PowerLight Corporation.	8-K	11/16/2006
10.15	Amended Letter of Agreement between Cypress Semiconductor Corporation and PowerLight Corporation.	8-K	1/5/2007
10.16	Guaranty dated December 12, 2006 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006
10.17	Guaranty dated February 1, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006
10.18	Guaranty dated March 19, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	4/1/2007
10.19	Guaranty dated May 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	7/1/2007
10.20	Guaranty dated June 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	7/1/2007
10.21	Guaranty dated December 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/30/2007
10.22	Guaranty, dated March 24, 2008, by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	3/30/2008
10.23	Form of Transaction Support Agreement by and among Cypress Semiconductor Corporation, Copper Acquisition Corporation and the individuals listed on the signatures pages thereto, dated as of August 1, 2008.	8-K	8/1/2008
10.24	Amendment No. 1 to Tax Sharing Agreement, dated as of August 12, 2008, by and between Cypress Semiconductor Corporation and SunPower Corporation.	8-K	8/11/2008
10.25	1999 Non-Statutory Stock Option Plan, as amended and restated.	S-8	10/24/2008
10.26	Employee Qualified Stock Purchase Plan, as amended and restated.	S-8	10/24/2008
10.27	International Microcircuits Inc. 2000 Nonstatutory Stock Option Plan.	S-8	10/24/2008
10.28	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated March 2, 2009	10-Q	3/29/2009
10.29	Amendment No. 1 to Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated March 1, 2010.	10-K	3/3/2010
10.30	1994 Stock Plan, as amended and Restated	8-K	6/2/2011
21.1	Subsidiaries of Cypress Semiconductor Corporation.	10-K	2/24/2012	X
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	2/24/2012	X
24.1	Power of Attorney (reference is made to the signature page of this Annual Report on Form 10-K).	10-K	2/24/2012	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	2/24/2012	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	2/24/2012	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	2/24/2012	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	2/24/2012	X
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charges (Releases) to Expenses/Revenues	Deductions	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended January 1, 2012	$803	$24	$(3)	$824
Year ended January 2, 2011	$1,358	$60	$(615)	$803
Year ended January 3, 2010	$777	$1,120	$(539)	$1,358
Allowance for sales returns:
Year ended January 1, 2012	$3,347	$2,000	$(2,262)	$3,085
Year ended January 2, 2011	$3,151	$5,541	$(5,345)	$3,347
Year ended January 3, 2010	$3,341	$8,825	$(9,015)	$3,151

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Dated: February 24, 2012	By:	/S/ BRAD W. BUSS
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

Signature	Title	Date

/S/ T. J. RODGERS T. J. Rodgers	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012

/S/ BRAD W. BUSS Brad W. Buss	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2012

/S/ W. STEVE ALBRECHT W. Steve Albrecht	Director	February 24, 2012

/S/ ERIC A. BENHAMOU Eric A. Benhamou	Director	February 24, 2012

/S/ LLOYD A. CARNEY Lloyd A. Carney	Director	February 24, 2012

/S/ JAMES R. LONG James R. Long	Director	February 24, 2012

/S/ J. DANIEL MCCRANIE J. Daniel McCranie	Director	February 24, 2012

/S/ J.D. SHERMAN J.D. Sherman	Director	February 24, 2012

/S/ WILBERT G.M. VAN DEN HOEK Wilbert G.M. Van Den Hoek	Director	February 24, 2012