Form 10-Q
period 2012-04-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2012-05-09
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

The total number of outstanding shares of the registrant’s common stock as of April 29, 2012 was 152,328,696.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our manufacturing strategy, our expectation regarding dividends and stock repurchases, our expected purchases from Grace Semiconductor, our expectations regarding future technology transfers and other licensing arrangements, our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; our foreign currency exposure and the impact exchange rates could have on our operating margins, the adequacy of our cash and working capital positions, the value and liquidity of our investments, including auction rate securities and our other debt investments, our ability to recognize certain unrecognized tax benefits within the next twelve months as well as the resolution of agreements with various foreign tax authorities, our investment strategy, our belief that liquidity provided by existing cash, cash equivalents and investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding our outstanding warranty liability, the impact of interest rate fluctuations on our investments, the volatility of our stock price and the impact of new accounting standards on our financial statements. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets and consumers we serve and our investments; the current credit conditions; our ability to expand our customer base, our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; our ability to achieve liquidity in our investments the failure or success of our Emerging Technology division and/or the materialization of one or more of the risks set forth above or in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

ITEM 1.    FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS*

	April 1, 2012	January 1, 2012
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$61,284	$99,717
Short-term investments	47,434	66,613
Accounts receivable, net	102,100	103,524
Inventories	97,962	92,304
Other current assets	51,210	43,492

Total current assets	359,990	405,650
Property, plant and equipment, net	280,229	284,979
Goodwill	31,836	31,836
Intangible assets, net	7,356	8,626
Other long-term assets	82,330	78,999

Total assets	$761,741	$810,090

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$55,766	$52,868
Accrued compensation and employee benefits	41,881	41,679
Deferred margin on sales to distributors	127,462	150,568
Loan payable	50,000	—
Dividends payable	16,713	13,786
Income taxes payable	5,538	4,629
Other current liabilities	72,523	62,930

Total current liabilities	369,883	326,460
Deferred income taxes and other tax liabilities	40,381	38,610
Other long-term liabilities	49,570	47,178

Total liabilities	459,834	412,248

Commitments and contingencies (Note 8)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 282,398 and 278,812 shares issued; 151,690 and 154,174 shares outstanding at April 1, 2012 and January 1, 2012, respectively	2,792	2,780
Additional paid-in-capital	2,601,557	2,579,348
Accumulated other comprehensive loss	(1,738)	(1,940)
Accumulated deficit	(345,623)	(326,163)

Stockholders’ equity before treasury stock, total	2,256,988	2,254,025
Less: shares of common stock held in treasury, at cost; 130,708 and 124,638 shares at April 1, 2012 and January 1, 2012, respectively	(1,951,729)	(1,853,758)

Total Cypress stockholders’ equity	305,259	400,267
Noncontrolling interest	(3,352)	(2,425)

Total equity	301,907	397,842

Total liabilities and equity	$761,741	$810,090

*	Amounts as of April 1, 2012 are unaudited. Amounts as of January 1, 2012 were derived from the January 1, 2012 audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands, except per-share amounts)
Revenues	$185,089	$233,110
Costs and expenses (credits):
Cost of revenues	93,308	104,334
Research and development	47,968	47,865
Selling, general and administrative	60,494	58,652
Amortization of acquisition-related intangible assets	731	698
Restructuring costs	228	734
Gain on divestiture	—	(34,291)

Total costs and expenses, net	202,729	177,992

Operating income (loss)	(17,640)	55,118
Interest and other income, net	334	1,422

Income (loss) before income taxes and noncontrolling interest	(17,306)	56,540
Income tax provision	2,465	1,350

Income (loss), net of taxes	(19,771)	55,190
Adjust for net loss attributable to noncontrolling interest	311	184

Net income (loss) attributable to Cypress	$(19,460)	$55,374

Net income (loss) per share attributable to Cypress:
Basic	$(0.13)	$0.32
Diluted	$(0.13)	$0.28
Cash dividend declared per share	$0.11	$—
Shares used in net income (loss) per share calculation:
Basic	154,022	171,346
Diluted	154,022	199,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	April 1,	April 3,
	2012	2011
	(In thousands)
Net income (loss)	$(19,771)	$55,190

Other comprehensive income, net of tax:
Change in net unrealized gains on available-for-sale investments	202	963
Change in unrealized net gain on derivative investments	—	150

Other comprehensive income	202	1,113

Comprehensive income (loss)	(19,569)	56,303
Adjust for net loss attributable to noncontrolling interest	311	184

Comprehensive income (loss) attributable to Cypress	$(19,258)	$56,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(19,771)	$55,190
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	28,737	20,837
Depreciation and amortization	11,952	13,543
Deferred income taxes and other tax liabilities	1,818	696
Impairment of non-marketable equity investments	820	—
Restructuring costs	228	734
Loss on sale or retirement of property and equipment, net	628	524
Contribution of asset	—	4,000
Gain on divestiture	—	(34,291)
Other	673	—
Changes in operating assets and liabilities, net of effects of a divestiture:
Accounts receivable	1,424	(55,663)
Inventories	(2,269)	(7,564)
Other current and long-term assets	(4,493)	(15,831)
Accounts payable and other liabilities	19,686	6,744
Deferred margin on sales to distributors	(23,106)	46,424

Net cash provided by operating activities	16,327	35,343

Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	36,776	78,326
Purchases of available-for-sale investments	(18,078)	(43,385)
Acquisition of property, plant and equipment	(9,975)	(19,309)
Cash paid for equity investments	(7,203)	(1,013)
Proceeds from divestiture	—	14,951
Other	(27)	1,141

Net cash provided by investing activities	1,493	30,711

Cash flows from financing activities:
Repurchase of common shares	(78,272)	(76,404)
Line of credit proceeds	50,000	—
Withholding of common shares for tax obligations on vested restricted shares	(19,700)	(40,714)
Payment of dividends	(13,794)	—
Proceeds from issuance of common shares under employee stock plan	6,201	23,888
Payments of equipment leases and loans, net	(688)	—
Yield enhancement structured agreements settled in stock	—	(52,483)
Yield enhancement structured agreements settled in cash, net	—	46,965
Unsettled yield enhancement structured agreements	—	(110,891)

Net cash used in financing activities	(56,253)	(209,639)

Net decrease in cash and cash equivalents	(38,433)	(143,585)
Cash and cash equivalents, beginning of period	99,717	263,183

Cash and cash equivalents, end of period	$61,284	$119,598

Supplemental disclosures:
Dividends payable	$16,713	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. We end our quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2012 has 52 weeks and fiscal 2011 had 52 weeks. The first quarter of fiscal 2012 ended on April 1, 2012 and the first quarter of fiscal 2011 ended on April 3, 2011.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring items, which are necessary to state fairly the financial information included therein. The financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The condensed consolidated results of operations for the three months ended April 1, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

Recently Adopted Accounting Standards

In June 2011, Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The authoritative guidance also required presentation of adjustments for items that are reclassified from other comprehensive income in the statement where the components of net income and the components of other compressive income are presented, which was indefinitely deferred by the FASB in December 2011. We adopted this guidance in the first quarter of fiscal 2012 and we now present condensed consolidated statements of comprehensive income (loss) in a separate statement following the condensed consolidated statements of operations. The implementation of this authoritative guidance did not have any impact on our financial position or results of operations as it only required separate presentation of total comprehensive income (loss).

In May 2011, the FASB issued a new standard amending U.S. generally accepted accounting principles (“GAAP”) fair value measurements and disclosures for the purpose of ensuring that fair value measurement and disclosure requirements are the same across both U.S. GAAP and International Financial Reporting Standards (“IFRS”). The standard contains amendments changing the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, clarifying the application of existing fair value measurement requirements and changing a particular principle for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for our interim and annual periods beginning January 2, 2012. Additionally, the standard expands certain disclosure requirements, including qualitative disclosures selected to level 3 fair value measurements. We adopted this authoritative guidance in the first quarter of fiscal 2012 and our implementation of this authoritative guidance did not have any impact on our financial position or results of operations as it only required additional disclosures related to fair value measurements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 2. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying amount of goodwill at April 1, 2012 was $31.8 million in the Programmable Systems Division (“PSD”) and was unchanged from the balance at January 1, 2012. PSD is the only reportable business segment with goodwill.

Goodwill is not amortized, but is reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In fiscal 2011, we adopted the authoritative guidance which allows us to use a qualitative approach to test goodwill for impairment. This authoritative guidance permits us to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment. We regularly monitor current business conditions and other factors including, but not limited to (i) change in the industry and competitive environment; (ii) market capitalization; (iii) stock price; and (iv) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

Intangible Assets

The following table presents details of our intangible assets:

	As of April 1, 2012			As of January 1, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$95,134	$(89,513)	$5,621	$95,134	$(88,782)	$6,352
Non-acquisition related intangible assets	10,648	(8,913)	1,735	10,648	(8,374)	2,274

Total intangible assets	$105,782	$(98,426)	$7,356	$105,782	$(97,156)	$8,626

As of April 1, 2012, the estimated future amortization expense of intangible assets was as follows:

(In thousands)
2012 (remaining nine months)	$2,643
2013	3,836
2014	877

Total future amortization expense	$7,356

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3. RESTRUCTURING

For the three months ended April 1, 2012 and April 3, 2011, we recorded restructuring charges of $0.2 million and $0.7 million, respectively. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

Fiscal 2011 Restructuring Plan

In fiscal 2011, we initiated a restructuring plan which allows us to continue to allocate and align our resources to the business units that we expect will drive future development and revenue growth (“Fiscal 2011 Restructuring Plan”). To date, we have recorded total restructuring charges of $5.0 million under the Fiscal 2011 Restructuring Plan, which was all related to personnel costs. The restructuring activities related to personnel costs, which are primarily in the U.S., are summarized as follows:

(In thousands)
Balance as of January 1, 2012	$1,955
Cash payments	(372)

Balance as of April 1, 2012	$1,583

The restructuring liability of $1.6 million as of April 1, 2012 under the Fiscal 2011 Restructuring Plan related primarily to personnel costs and is expected to be paid out within the next twelve months.

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

To date, we have recorded total restructuring charges of $3.9 million under the Fiscal 2010 Restructuring Plan, which was all related to personnel costs. As of April 1, 2012, the outstanding restructuring liability under the Fiscal 2010 Restructuring Plan was $0.7 million and was primarily related to severance and benefits of our employees. We expect to substantially complete the activities and fully pay out the remaining restructuring liability under this program within the next twelve months.

The restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of January 1, 2012	$1,885
Provision	100
Cash payments	(1,291)

Balance as of April 1, 2012	$694

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

The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets was $6.9 million as of April 1, 2012 and January 1, 2012.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	April 1, 2012	January 1, 2012
	(In thousands)
Accounts receivable, gross	$105,877	$107,433
Allowance for doubtful accounts receivable and sales returns	(3,777)	(3,909)

Total accounts receivable, net	$102,100	$103,524

Inventories

	As of
	April 1, 2012	January 1, 2012
	(In thousands)
Raw materials	$5,306	$4,474
Work-in-process	71,406	63,552
Finished goods	21,250	24,278

Total inventories	$97,962	$92,304

Other Current Assets

	As of
	April 1, 2012	January 1, 2012
	(In thousands)
Prepaid expenses	$24,259	$24,664
Prepayment to Grace	8,020	2,164
Assets held for sale	6,913	6,913
Other current assets	12,018	9,751

Total other current assets	$51,210	$43,492

Prepayment to Grace

In fiscal 2011, we made certain pre-payments to Grace Semiconductor Manufacturing Corporations (“Grace”), a strategic foundry partner, to secure a certain supply of wafers. The pre-payments made in fiscal 2011 are expected to be applied to purchases of wafers from Grace. At April 1, 2012, the unapplied pre-payment balance was approximately $8.0 million and was recorded as part of “Other current assets” in the Condensed Consolidated Balance Sheet because if we do not use all the pre-payment against our purchases of wafers from Grace within the next twelve months from the first quarter ended April 1, 2012, Grace will return to us any portion of the unused pre-payment.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Long-Term Assets

	As of
	April 1, 2012	January 1, 2012
	(In thousands)
Employee deferred compensation plan	$35,443	$32,976
Investments:
Debt securities	19,065	19,004
Equity securities	12,757	6,213
Prepayment to Grace-long-term portion	—	5,957
Other assets	15,065	14,849

Total other long-term assets	$82,330	$78,999

Other Current Liabilities

	As of
	April 1, 2012	January 1, 2012
	(In thousands)
Employee deferred compensation plan	$35,049	$32,485
Patent license liability (see Note 15)	7,100	—
Restructuring accrual (see Note 3)	2,498	4,061
Capital lease-current portion (see Note 8)	2,257	2,257
Equipment loan-current portion (see Note 9)	2,725	2,725
Other current liabilities	22,894	21,402

Total other current liabilities	$72,523	$62,930

Deferred Income Taxes and Other Tax Liabilities

	As of
	April 1, 2012	January 1, 2012
	(In thousands)
Deferred income taxes	$112	$165
Non-current tax liabilities	40,269	38,445

Total deferred income taxes and other tax liabilities	$40,381	$38,610

Other Long-term Liabilities

	As of
	April 1, 2012	January 1, 2012
	(In thousands)
Advances received from the sale of Auction Rate Securities (“ARS”) (see Note 5)	$16,390	$16,390
Capital lease–long term portion (see Note 8)	13,224	12,982
Equipment loan–long term portion (see Note 9)	10,753	11,413
Other long term liabilities	9,203	6,393

Total other long-term liabilities	$49,570	$47,178

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	As of April 1, 2012				As of January 1, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$18,712	$—	$—	$18,712	$77,952	$—	$—	$77,952
Corporate notes/bonds	—	—	—	—	—	1,340	—	1,340

Total cash equivalents	18,712	—	—	18,712	77,952	1,340	—	79,292

Short-term investments:
U.S. treasuries	10,046	—	—	10,046	10,072	—	—	10,072
Corporate notes/bonds	—	24,087	—	24,087	—	33,028	—	33,028
Federal agency	—	9,202	—	9,202	—	15,524	—	15,524
Commercial paper	—	3,297	—	3,297	—	7,189	—	7,189
Certificates of deposit	—	802	—	802	—	800	—	800

Total short-term investments	10,046	37,388	—	47,434	10,072	56,541	—	66,613

Long-term investments:
Auction rate securities	—	—	19,065	19,065	—	—	19,004	19,004
Marketable equity securities	4,377	—	—	4,377	3,013	—	—	3,013
Non-marketable equity securities	—	—	1,200	1,200	—	—	1,200	1,200

Total long-term investments	4,377	—	20,265	24,642	3,013	—	20,204	23,217

Employee deferred compensation plan:
Mutual funds	20,871	—	—	20,871	18,046	—	—	18,046
Equity securities	4,891	—	—	4,891	5,448	—	—	5,448
Fixed income	4,047	—	—	4,047	3,799	—	—	3,799
Cash equivalents	2,148	—	—	2,148	1,960	—	—	1,960
Money market funds	3,486	—	—	3,486	3,723	—	—	3,723

Total employee deferred compensation plan	35,443	—	—	35,443	32,976	—	—	32,976

Total financial assets	$68,578	$37,388	$20,265	$126,231	$124,013	$57,881	$20,204	$202,098

Financial Liabilities
Employee deferred compensation plan	$35,049	$—	$—	$35,049	$32,485	$—	$—	$32,485

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Sale of Auction Rate Securities

In December 2011, we entered into a settlement and securities purchase agreement (the “Securities Agreement”) with a certain financial institution. Pursuant to the terms of the Securities Agreement, we agreed to sell to the financial institution certain of our ARS investments with an aggregate par value of approximately $19.1 million and carrying value of approximately $17.3 million at the time of sale ($17.4 million as of April 1, 2012) for an aggregate sale price of approximately $16.4 million. Under the terms of the Securities Agreement, we have the option to repurchase from the financial institution any of the ARS we sold to them until November 30, 2013 for the amount at which the related ARS were sold plus agreed upon funding costs. Because of our ability to repurchase the ARS from the date of sale through November 30, 2013, we maintain effective control of these ARS. As such, we did not account for the transaction as a sale and recognized the $16.4 million sale consideration we received as “Advances received for the sale of ARS” under “Other long-term liabilities” in the Condensed Consolidated Balance Sheets. We will continue to account for these ARS as if we never sold them until they are called or the expiration of our call option under the Securities Agreement.

The fair value of our investments in ARS was approximately $19.1 million and $19.0 million as of April 1, 2012 and January 1, 2012, respectively.

In the first quarter of fiscal 2012 and during the fourth quarter of fiscal 2011, we performed an analysis to assess the fair value of the ARS using a valuation model based on discounted cash flows. The assumptions used were the following:

	Q1-2012	Q4-2011
Years to liquidity	7	7
Discount rates *	1.49% -4.22%	1.75% -3.95%
Continued receipt of contractual interest which provides a premium spread for failed auctions	Yes	Yes

*	Discount rates incorporate a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the ARS were valued at approximately 91.2% and 90.9% of their stated par value as of April 1, 2012 and January 1, 2012, respectively, representing a decline in value of approximately $1.8 million and $1.9 million, respectively. These amounts were recorded as an unrealized loss in accumulated other comprehensive loss as of April 1, 2012 and January 1, 2012.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Level 3 Investments Measured Fair Value on a Recurring Basis

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

Auction Rate Securities
(In thousands)
Balance as of January 1, 2012	$19,004
Unrealized gain recorded in Other comprehensive loss	61

Balance as of April 1, 2012	$19,065

Level 3 Assets Measured at Fair Value on a Nonrecurring Basis

Certain of our assets, including intangible assets, goodwill and cost-method investments, are measured at fair value on a nonrecurring basis if impairment is indicated.

Investments in Equity Securities

Our investments in equity securities included long-term investments in non-marketable equity securities (investments in privately-held companies) of approximately $8.4 million and marketable equity securities (investments in publicly traded companies) of approximately $4.4 million as of April 1, 2012 ($3.2 million investments in non-marketable equity securities and $3.0 million investments in marketable equity securities as of January 1, 2012). Our privately-held equity investments are accounted for under the cost method as we have less than 20% ownership interest and we do not have the ability to exercise significant influence over the operations of the privately-held companies. These investments are periodically reviewed for other-than-temporary declines in fair value by considering available evidence, including general market conditions, financial condition, pricing in recent rounds of financing, if any, earnings and cash flow forecasts, recent operational performance and any other readily available market data. As a result of our recent evaluation, we determined that our investment in a certain privately-held company with an original carrying value of $2.0 million was impaired (fair value of $1.2 million). As such, we recognized an impairment loss of approximately $0.8 million in “Interest and other income, net” during three months ended April 1, 2012 and we classified the investment as Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity. We had no impairment charges against our privately-held equity investments in the first quarter of fiscal 2011.

In February 2012, we entered into a Stock Purchase Agreement (the “Agreement”) with a company that works in the area of advanced battery storage. Pursuant to the terms of the Agreement, we purchased approximately $6 million of preferred stock from the company and have committed to purchase additional preferred stock in a series of subsequent closings subject to certain performance milestones that must be fulfilled within a defined and agreed upon timeline. Our future commitment to purchase additional preferred stock is approximately $0.6 million in fiscal 2012, $60.8 million in fiscal 2013 and $17.8 million in fiscal 2014 subject to the attainment of certain milestones and the timing of additional capital requests which could vary substantially. As of April 1, 2012, we own less than 10% of the company. If our future commitments are fully funded, we could become their majority shareholder. As of April 1, 2012, our initial investment of $6 million was recorded as part of our investments in non-marketable equity securities.

There were no significant transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the first quarter of fiscal 2012.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6. INVESTMENTS AND EMPLOYEE DEFERRED COMPENSATION PLAN

Available-For-Sale Securities

The following tables summarize our available-for-sale and other investments:

	As of April 1, 2012				As of January 1, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Reported as cash equivalents:
Money market funds	$18,712	$—	$—	$18,712	$77,952	$—	$—	$77,952
Corporate notes/bonds	—	—	—	—	1,341	—	(1)	1,340

Total cash equivalents	18,712	—	—	18,712	79,293	—	(1)	79,292

Reported as short-term investments:
Corporate notes/bonds	24,056	37	(6)	24,087	33,010	33	(15)	33,028
U.S. treasuries	9,997	49	—	10,046	10,004	68	—	10,072
Federal agency	9,204	2	(4)	9,202	15,526	4	(6)	15,524
Commercial paper	3,297	—	—	3,297	7,189	1	(1)	7,189
Certificates of deposit	802	—	—	802	801	—	(1)	800

Total short-term investments	47,356	88	(10)	47,434	66,530	106	(23)	66,613

Reported as long-term investments:
Auction rate securities	20,901	—	(1,836)	19,065	20,900	—	(1,896)	19,004
Marketable equity securities	4,455	162	(240)	4,377	3,253	—	(240)	3,013

Total long-term investments	25,356	162	(2,076)	23,442	24,153	—	(2,136)	22,017

Total available-for-sale securities and other investments	$91,424	$250	$(2,086)	$89,588	$169,976	$106	$(2,160)	$167,922

As of April 1, 2012, $1.8 million of the $2.1 million gross unrealized losses were related to ARS that had been in a continuous loss position for 12 months or more. As of January 1, 2012, $1.9 million of the $2.2 million gross unrealized losses were related to ARS that had been in a continuous loss position for 12 months or more. For individual marketable equity securities with unrealized losses, we evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time, we did not consider these investments to be other-than-temporarily impaired as of April 1, 2012 or January 1, 2012.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of April 1, 2012, the contractual maturities of our available-for-sale investments and certificates of deposit were as follows (the table below does not include our investments in marketable equity securities):

	Cost	Fair Value
	(In thousands)
Maturing within one year	$57,422	$57,496
Maturing in one to three years	8,646	4,650
Maturing in more than three years	20,901	19,065

Total	$86,969	$81,211

Realized gains from sales of available-for-sale investments during three months ended April 1, 2012 and April 3, 2011 were not material.

Proceeds from sales or maturities of available-for-sale investments were $36.8 million and $78.3 million for the three months ended April 1, 2012 and April 3, 2011, respectively.

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

Under the deferred compensation plan, the assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income, net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of April 1, 2012 and January 1, 2012, the fair value of the assets was $35.4 million and $33.0 million, respectively, and the fair value of the liabilities was $35.0 million and $32.5 million, respectively.

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income, net	$2,494	$1,473
Changes in fair value of liabilities recorded in:
Cost of revenues	(262)	(203)
Research and development expenses	(423)	(509)
Selling, general and administrative expenses	(1,254)	(923)

Total income (expense)	$555	$(162)

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7. STOCK-BASED COMPENSATION

Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

The following table summarizes the stock-based compensation expense, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Cost of revenues	$4,039	$6,510
Research and development	6,913	5,473
Selling, general and administrative	17,785	8,854

Total Stock-based compensation	$28,737	$20,837

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Consolidated cash proceeds from the issuance of shares under the employee stock plans were approximately $6.2 million and $23.9 million for the three months ended April 1, 2012 and April 3, 2011, respectively. We did not recognize a tax benefit from stock option exercises for the three months ended April 1, 2012 or April 3, 2011.

As of April 1, 2012 and January 1, 2012, stock-based compensation capitalized in inventories totaled $8.0 million and $4.6 million, respectively.

The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Stock options	$1,651	$3,519
Restricted stock units and restricted stock awards	24,868	15,342
Employee Stock Purchase Plan (“ESPP”)	2,218	1,976

Total stock-based compensation expense	$28,737	$20,837

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the unrecognized stock-based compensation expense, net of estimated forfeitures, by type of awards as of April 1, 2012:

	As of April 1, 2012	Weighted- Average Amortization Period
	(In thousands)	(In years)
Stock options	$12,591	1.75
Restricted stock units and restricted stock awards	63,004	1.81
ESPP	6,111	0.82

Total unrecognized stock-based compensation balance	$81,706	1.73

Valuation Assumptions

We estimated the fair value of the stock options and ESPP using the Black-Scholes valuation model with the following assumptions:

Three Months Ended
	April 1, 2012	April 3, 2011
Expected life	0.5-7.0 years	0.5-7.0 years
Volatility	42.9%-46.1%	47.4%-50.3%
Risk-free interest rate	0.2%-1.2%	0.2%-2.9%
Dividend yield	2.8%	0.0%

The fair value of the restricted stock units and the restricted stock awards was based on our stock price on the date of grant.

Equity Incentive Program

As of April 1, 2012, approximately 19.2 million stock options or 10.2 million restricted stock units and restricted stock awards were available for grant under the Amended and Restated 1994 Stock Plan.

Stock Options:

The following table summarizes our stock option activities:

	Shares	Weighted- Average Exercise Price Per Share
	(In thousands, except per-share amounts)
Options outstanding as of January 1, 2012	23,363	$6.49
Granted	3	$18.33
Exercised	(1,144)	$5.42
Forfeited or expired	(288)	$10.32

Options outstanding as of April 1, 2012	21,934	$6.50

Options exercisable as of April 1, 2012	15,447	$4.97

The weighted-average grant-date fair value of the options granted during the three months ended April 1, 2012 and April 3, 2011 was not material.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate intrinsic value of the options outstanding and options exercisable as of April 1, 2012 was approximately $206.6 million and $165.9 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of April 1, 2012 and do not include substantial tax payments.

The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was $14.2 million during three months ended April 1, 2012 and $85.6 million during three months ended April 3, 2011.

The total number of exercisable in-the-money options was approximately 15.0 million shares as of April 1, 2012.

As of April 1, 2012, stock options vested and expected to vest totaled approximately 21.1 million shares, with a weighted-average remaining contractual life of 4.44 years and a weighted-average exercise price of $6.34 per share. The aggregate intrinsic value was approximately $201.6 million.

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes our restricted stock unit and restricted stock award activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of January 1, 2012	9,005	$4.90
Granted	3,904	$16.07
Released	(3,372)	$7.15
Forfeited	(1,353)	$7.47

Balance as of April 1, 2012	8,184	$14.96

In the first quarter of fiscal 2012, we released 3.4 million shares which included the vesting acceleration of 0.5 million performance-based awards (“PARS”). The Compensation Committee of our Board of Directors (the “Compensation Committee”) approved the acceleration of vesting of the 0.5 million shares that otherwise would have been forfeited as a result of our overachievement on the PSoC revenue milestone which well exceeded the target and achieved record revenues in fiscal 2011. As the vesting acceleration of these 0.5 million PARS was approved during the first quarter of fiscal 2012, they were treated as new awards for accounting purposes. As such, the related compensation cost of approximately $8.0 million was included in our Condensed Consolidated Statement of Operations for the three months ended April 1, 2012.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The 8.2 million outstanding restricted stock units and awards as of April 1, 2012 included approximately 3.8 million PARS granted under the Amended and Restated 1994 Stock Plan. These PARS were issued to certain senior-level employees in the first quarter of fiscal 2012 and can be earned ratably over a period of one to two years, subject to the achievement of certain performance milestones set by the Compensation Committee. These performance milestones include the following:

•

Core Grant – a company-wide scorecard of various individual milestones focused on financial results, cost savings, gaining additional market share, introducing new products on specific schedules and implementing various operational and customer facing systems (“Core Grant Scorecard”). Each individual milestone is assigned a specific number of points and each milestone has specific accomplishments that are documented in advance in order to achieve 100% of the milestone and scales down to a specific 0% point. The maximum number of points that can be achieved is 100 and there is no discretionary component to the Core Grant Scorecard. In order for an executive to earn 100% of the shares underlying the Core Grant, the Company must obtain 90.0 points or greater under the Core Grant Scorecard and the achievement then scales down linearly to 0% of shares earned if the Core Grant Scorecard is less than 50 points.

•

Tier 1 Grant – requires the Company to achieve an approved design win during calendar year 2012 at a certain large multi-national consumer electronics company utilizing certain of the Company’s new products (“Tier 1 Targeted Design Win”). In order for an executive to earn 100% of the shares underlying the Tier 1 Grant, the Tier 1 Targeted Design Win dollar value must be greater than a specified multimillion dollar amount and achievement then scales down linearly to 0% of the shares earned if the Tier 1 Targeted Grant Design Win is less than a specified dollar amount.

•

Tier 2 Grant – requires the Company to grow its 2012 annual revenue at a year-over-year percentage rate (“Annual Revenue Growth Rate”) greater than a group of peer companies that it directly competes with. There are ten (10) companies, including Cypress, that comprise the peer group and all companies have been agreed upon in advance by the Compensation Committee. To earn 100% of the shares underlying the Tier 2 Grant the Company would need to be ranked #1 out of 10 in the Annual Revenue Growth Rate. To earn 75%, 50% or 25% of the shares underlying the Tier 2 Grant, the Company would need to be ranked #2, #3, and #4, respectively, in the Annual Revenue Growth Rate. No shares can be earned if the Company is ranked #5 or below among the peer group or if the Company’s 2012 annual revenue change rate is negative by 10% or more regardless of how the Company ranks compared to the group of peer companies.

In the event of overachievement in the Tier 1 and Tier 2 Grant milestones and at the discretion of the Compensation Committee, the number of shares that can be earned could exceed 100% of the shares underlying the Tier 1 and Tier 2 Grants. However, under all circumstances, the total number of shares that can be earned under all three milestones cannot exceed the maximum target shares under the 2012 PARS.

Upon certification and confirmation by the Compensation Committee, the earned shares for the Core Grant and Tier 1 Grant shares will be 100% vested at the time of delivery. Tier 2 Grant shares will have a twelve-month cliff vest following certification of the milestone attainment.

If the milestones are not achieved, the shares are forfeited and cannot be earned in future periods.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2018. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values at the time of the extension.

As of April 1, 2012, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2012 (remaining nine months)	$5,195
2013	4,875
2014	4,297
2015	3,590
2016	2,396
2017 and thereafter	3,369

Total	$23,722

Capital Lease

On July 19, 2011, we entered into a capital lease agreement which allows us to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. We have the option of purchasing the tools from the lessor at specified intervals during the lease term. The master lease contains standard covenants requiring us to insure and maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. In addition, the master lease agreement contains provisions in the event of default. Assets purchased under the capital lease are included in “Property, plant and equipment, net” as manufacturing equipment and the amortization is included in depreciation. As of April 1, 2012, the gross value and net book value of manufacturing equipment purchased under a capital lease was approximately $17.8 million and $16.7 million, respectively. As of April 1, 2012, the total minimum lease payments under our capital leases amounted to approximately $16.6 million.

Future minimum payments, by year and in the aggregate, under the capitalized lease consist of the following:

Fiscal Year	(In thousands)
2012 (remaining 9 months)	$2,011
2013	2,681
2014	2,681
2015	2,681
2016 and thereafter	6,524

Total minimum lease payments	16,578
Less: amount representing interest	1,126

Present value of net minimum lease payments	$15,452

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table presents our warranty reserve activities:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Beginning balance	$3,085	$3,347
Settlements made	(465)	(220)
Provisions	436	339

Ending Balance	$3,056	$3,466

Equity Investment Commitments

As disclosed in Note 5, we have committed to purchase additional preferred stock from a company that works in the area of advanced battery storage in a series of subsequent closings subject to certain performance milestones that must be fulfilled within a defined and agreed upon timeline. Our future commitment to purchase additional preferred stock is approximately $0.6 million in fiscal 2012, $60.8 million in fiscal 2013 and $17.8 million in fiscal 2014 subject to the attainment of certain milestones and the timing of additional capital requests which could vary substantially.

Litigation and Asserted Claims

On March 30, 2011, we filed a five patent infringement case against GSI Technology (“GSI”) in the U.S. District Court in Minnesota. The five patents at issue cover GSI’s static random access memory (“SRAM”) technology, including GSI’s Sigma DDR and SigmaQuad II and III families of memory products. We are seeking damages as well as injunctive relief from the court. On July 23, 2011, the International Trade Commission (ITC) instituted a formal action to enjoin the importation of GSI products that infringe four of our U.S. patents. On November 21, 2011, we expanded the scope of the ITC action to include GSI’s standard synchronous and ZBT SRAMs as well as a proprietary product made for GSI’s largest customer. We successfully completed trial in this matter on March 14, 2012 and post-trial briefing was complete as of April 6, 2012. We are currently awaiting the initial determination from the ITC, which is expected on or around July 28, 2012. We believe strongly in the merits of our ITC action, and intend to take the steps necessary to protect our intellectual property.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In July 2011, GSI filed requests for re-examination of two of our asserted U.S. Patents (Nos. 7,142,477 and 6,534,805) with the U.S. Patent and Trademark Office as well as a civil complaint with the Federal District Court in Northern California. The civil complaint accuses the QDR Consortium, of which we are a member, of certain anti-competitive activity. We filed a motion to dismiss that case which is pending, and the case is otherwise stayed. Aside from injunctive relief, GSI has made no specific monetary demand in the anti-trust matter. Accordingly, the possible range of monetary loss in the matter, if any, is demanded in the future, is unknown at this time. We believe we have meritorious defenses to the allegations set forth in the GSI civil complaint and we will vigorously defend ourselves in that matter.

On July 26, 2011, Commonwealth Research Group, LLC (“CRG”) filed a single patent infringement case naming Cypress and 12 other defendants in the U.S. District Court in Delaware. As a non-practicing entity, CRG does not sell or produce any products or services to the public. The complaint accuses our PSoC5 of infringing CRG’s patent for a “system for conserving energy among electrical components.” The claim construction hearing in this matter is currently scheduled for May 28, 2012. CRG is seeking injunctive as well as unspecified monetary damages. As such, the possible range of losses remains unknown at this time. However, given that our PSoC5 is not yet commercially available, there are no commercial sales on which to award damages. We have investigated the claims asserted in the complaint and believe we have meritorious defenses and will vigorously defend ourselves in this matter.

On February 16, 2012, the bankruptcy trustee of the assets of Qimonda AG, a non-operating entity, filed a four-patent infringement case naming Cypress and four other defendants in the U.S. District Court of Eastern Virginia. The complaint involves an assortment of our products, including certain of our Touch products. We have reviewed the patents at issue and determined that we have both non-infringement and invalidity defenses. As such, we will defend ourselves vigorously in this matter. Qimonda is seeking injunctive relief as well as unspecified monetary damages. Because the case is at a very early stage and no specific monetary demand has been made, it is not possible for us to estimate the range of potential losses.

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

NOTE 9. DEBT AND EQUITY TRANSACTIONS

Line of Credit

On March 28, 2012, we amended our revolving line of credit with Silicon Valley Bank to increase the available borrowing to $55 million and to extend the maturity date of the credit facility to March 27, 2013. On March 29, 2012, we borrowed $50 million with a one-year term under this line of credit. This loan was recorded as part of current liabilities and presented as “Loans payable” in the Condensed Balance Sheet as of April 1, 2012. At our option, loans made under this line of credit bear interest based upon the Wall Street Journal Prime Rate or LIBOR plus 2.5%. The line of credit agreement includes a variety of standard covenants including financial covenants with respect to an adjusted quick ratio and tangible net worth. As of April 1, 2012, we were in compliance with all of the financial covenants under the line of credit. Our obligations under the line of credit are guaranteed and collateralized by the common stock of certain of our business entities. At April 1, 2012, the fair value of the loans payable approximated the carrying value due to the relatively short period of time to maturity.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equipment Loans

In December 2011, we obtained equipment loans from a certain financial institution for an aggregate amount of approximately $14.1 million. These loans are collateralized by certain of our manufacturing equipment and bear interest of 3.15% to 3.18% per annum and are payable in 60 equal installments with the first installments due in January 2012. The related master loan agreement includes a variety of standard covenants including restrictions on merger with another company without consent (which shall not be unreasonably withheld), liquidation or dissolution, and distribution, lease or transfer of our ownership interest in these properties or assets. During the first quarter of fiscal 2012, we repaid approximately $0.7 million of the equipment loans. As of April 1, 2012, the outstanding balance of the equipment loans was approximately $13.5 million, of which approximately $2.7 million was recorded as part of “Other current liabilities” and $10.8 million was recorded as part of “Other long-term liabilities” in the 2012 Condensed Consolidated Balance Sheet. At April 1, 2012, the fair value of the equipment loans approximated the carrying value. The fair value was estimated using discounted cash flow analysis using relevant factors that might affect the fair value, such as present value factors and risk-free interest rates based on the U.S. Treasury yield curve.

The schedule of principal payments under our equipment loans is as follows:

Fiscal Year	(In thousands)
2012 (remaining nine months)	$1,997
2013	2,737
2014	2,825
2015	2,915
2016	3,004

Total	$13,478

Stock Buyback Program:

$400 Million Program Authorized in Fiscal 2011

On September 20, 2011, our Board of Directors authorized a new $400 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, other uses of cash, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our board of directors. For the three months ended April 1, 2012, we used approximately $98 million from this program to repurchase approximately 6.1 million shares at an average share price of $16.15. Since we announced our $400 million stock buyback program in September 2011 through the end of the first quarter of fiscal 2012, we used approximately $177.8 million from this program to repurchase approximately 11.1 million shares at an average share price of $15.98. As of April 1, 2012, the total dollar value of the shares that may be repurchased under the program was approximately $222.2 million.

Dividends

On February 27, 2012, our Board approved a cash dividend of $0.11 per share payable to holders of record of our common stock at the close of business day on March 29, 2012. This cash dividend was paid on April 19, 2012 and totaled approximately $16.7 million which was accrued for in the first quarter of fiscal 2012 and shown as “Dividends payable” in the Condensed Consolidated Balance Sheet as of April 1, 2012.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were as follows:

	As of
	April 1, 2012	January 1, 2012
	(In thousands)
Accumulated net unrealized loss on available-for-sale investments	$(1,349)	$(1,551)
Other	(389)	(389)

Total accumulated other comprehensive loss	$(1,738)	$(1,940)

NOTE 11. FOREIGN CURRENCY DERIVATIVES

We operate and sell products in various global markets and purchase capital equipment using the U.S. dollar and foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. We may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of our subsidiaries and forecasted revenues and expenses. We do not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of April 1, 2012. We estimate the fair value of our forward contracts based on spot and forward rates from published sources.

We record hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Interest and other income, net” in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. The aggregate notional value of outstanding forward contracts to hedge the risks associated with foreign currency denominated assets and liabilities as of April 1, 2012 and January 1, 2012 was not material.

NOTE 12. INCOME TAXES

Our income tax expense was $2.5 million for the three months ended April 1, 2012 and $1.4 million for the three months ended April 3, 2011. The tax provision for the first quarter of fiscal 2012 and fiscal 2011 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions.

Unrecognized Tax Benefits

As of April 1, 2012 and January 1, 2012, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $27.9 million and $27.5 million, respectively.

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

Classification of Interest and Penalties

Our policy is to classify interest and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of April 1, 2012 and January 1, 2012, the amount of accrued interest and penalties totaled $10.5 million and $9.8 million, respectively.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 13. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands, except per-share amounts)
Net income (loss) attributable to Cypress	$(19,460)	$55,374
Weighted-average common shares	154,022	171,346
Weighted-average diluted shares	154,022	199,943
Net income (loss) per share- basic	$(0.13)	$0.32
Net income (loss) per share- diluted	$(0.13)	$0.28

As a result of the net loss for the three months ended April 1, 2012, approximately 20.1 million weighted common stock equivalents were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

For the three months ended April 3, 2011, approximately 1.4 million weighted common stock equivalents were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

NOTE 14. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

During the three months ended April 1, 2012, we have realigned our operating segments as part of our continued efforts to better allocate key management resources and to focus on our core markets, such as our programmable products including our flagship programmable system-on-chip (“PSoC®”) solution and its derivatives, universal serial bus (“USB”), including the high performance West Bridge solutions, and our industry leading high performance static random access memory (“SRAM”) solutions. Accordingly, beginning with the three months ended April 1, 2012, we have reported our financial results under the following business segments:

Business Segments	Description

MPD: Memory Products Division	An existing division that will continue to focus on our four SRAM business units, general-purpose programmable clocks and process technology licensing.

DCD: Data Communications Division	An existing division realigned to focus solely on USB controllers, WirelessUSB™ and West Bridge® peripheral controllers for handsets, personal computers and tablets.

PSD: Programmable Systems Division	A new division focusing primarily on our PSoC® and PSoC-based products. This business segment focuses on (1) the PSoC platform family of devices including PSoC 1, PSoC 3 and PSoC 5 and all derivatives; (2) PSoC-based user interface products such as CapSense® touch-sensing and TrueTouch touchscreen products; (3) PSoC-based module solutions including Trackpad and Ovation™ Optical Navigation Sensors (ONS); (4) automotive products; and (5) certain legacy product lines.

ETD: Emerging Technologies Division	Our “startup” division, which includes Cypress Envirosystems, AgigA Tech Inc. and Deca Technologies Inc., all majority-owned subsidiaries of Cypress. ETD also includes our foundry business and other development-stage activities.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As a result of the change in the structure of our operating segments, the financial results we reported in prior periods under the old business segment structure have been recast to conform to the new segment presentation. This reclassification did not impact our previously reported consolidated revenues, operating income, net income, or earnings per share. Also, the change in our business operating segments did not have any impact on the reporting units that we use for goodwill impairment purposes.

The following tables set forth certain information relating to our reportable business segments under the new reporting structure:

Revenue:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Programmable Systems Division	$81,535	$94,848
Memory Products Division	81,879	104,867
Data Communications Division	19,946	32,812
Emerging Technologies Division	1,729	583

Total revenue	$185,089	$233,110

Income (Loss) before Income Taxes:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Programmable Systems Division	$(4,137)	$8,584
Memory Products Division	31,499	39,486
Data Communications Division	42	6,230
Emerging Technologies Division	(6,447)	(4,904)
Unallocated items:
Stock-based compensation	(28,737)	(20,837)
Patent license fee	(7,100)	—
Amortization of acquisition-related intangibles	(731)	(698)
Restructuring charges	(228)	(734)
Changes in value of deferred compensation plan	555	(162)
Gain on divestiture	—	34,291
Charitable donation of building	—	(4,125)
Impairment of assets and other	(2,022)	(591)

Income (loss) before income taxes	$(17,306)	$56,540

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Depreciation:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Programmable Systems Division	$4,284	$5,019
Memory Products Division	4,280	5,557
Data Communications Division	1,103	1,738
Emerging Technologies Division	1,015	59

Total depreciation	$10,682	$12,373

Geographical Information

The following table presents our revenues by geographical locations:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
United States	$27,189	$31,121
Europe	23,373	35,420
Asia:
China	59,376	79,386
South Korea	21,431	22,193
Rest of the World	53,720	64,990

Total revenue	$185,089	$233,110

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	April 1, 2012	January 1, 2012
	(In thousands)
United States	$184,283	$187,438
Philippines	73,843	75,323
Other	22,103	22,218

Total property, plant and equipment, net	$280,229	$284,979

We track our assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, our chief operating decision maker does not review asset information on a segment basis.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Customer Information

Outstanding accounts receivable from Arkian, Avnet, Inc. and Macnica, Inc., three of our distributors, accounted for 16.5%, 16.3% and 12.9% of our consolidated accounts receivable as of April 1, 2012, respectively. Outstanding accounts receivable from Arrow Electronics, Inc., Arkian and Avnet, Inc., three of our distributors, accounted for 14.1%, 13.9% and 11.1% of our consolidated accounts receivable as of January 1, 2012, respectively.

Revenue generated through Avnet, Inc. and Arkian accounted for 13.0% and 10.4%, respectively, of our consolidated revenue for the three months ended April 1, 2012. Samsung Electronics (“Samsung”), an end customer, purchases our products from certain of our distributors, primarily from Arkian. Shipments made by our distributors to Samsung during the three months ended April 1, 2012 accounted for 11.4% of our consolidated revenue.

Revenue generated through Avnet, Inc. and Weikeng Industrial Co. Ltd. accounted for 14.7% and 10.3%, respectively, of our consolidated revenue for the three months ended April 3, 2011. We had no end customers accounting for 10% or greater of our consolidated revenue for the three months ended April 3, 2011.

NOTE 15. Subsequent Events

On April 30, 2012, we entered into a strategic Patent License Agreement (“PLA”) with IV Global Licensing LLC (“IV”) under which we and our majority-owned subsidiaries will receive a license to IV’s substantial patent portfolio. This transaction will allow us and IV to continue to develop our strategic relationship regarding patent monetization and litigation defense. Under the terms of the PLA, we have agreed to pay a license fee and to purchase certain litigation defense services from IV in the future. In addition, in a related agreement, IV is expected to make certain patent purchases from us in the near term. The exact terms and conditions of the PLA are subject to confidentiality provisions, and are the subject of an application for confidential treatment to be filed with the SEC.

One of the benefits that we received from the PLA was the avoidance of future litigation expenses as well as future customer disruption and based upon our analysis, using a relief from royalty method, we determined that a portion of the license fee that we will pay IV represents the cumulative cost relating to prior years. As such, we recorded approximately $7.1 million charge to cost of revenues during the three months ended April 1, 2012 and we recorded a corresponding liability for the same amount which is part of “Other current liabilities” in the Condensed Consolidated Balance Sheet as of April 1, 2012.

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

Adjustment to Previously Announced Preliminary Quarterly Results

On April 19, 2012, we issued a press release announcing our preliminary quarterly results for the three months ended April 1, 2012. In the press release, we reported cost of revenues of $86.2 million, net loss of $12.4 million and $0.08 net loss per share in the Condensed Consolidated Statement of Operations for the three months ended April 1, 2012. Subsequent to the issuance of our press release, we recorded an adjustment to our reported results relating to the signing of a strategic Patent License Agreement which covers prior years. The adjustment was a charge to cost of revenues of approximately $7.1 million which increased our cost of revenues to $93.3 million, our net loss to $19.5 million and our net loss per share to $0.13 for the three months ended April 1, 2012. Refer to Note 15 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 for more information on this adjustment.

EXECUTIVE SUMMARY

General

Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and exceptional system value. Our offerings include the flagship PSoC® families and derivatives such as CapSense® touch sensing and TrueTouch™ solutions for touchscreens. We are the world leader in USB controllers, including the high-performance West Bridge® solution that enhances connectivity and performance in multimedia handsets. In addition we are the industry leader in the high-performance SRAM memory market and a market leader in programmable timing devices. We serve numerous markets including consumer, mobile handsets, computation, data communications, automotive, industrial and military. Cypress programmable products can be found in a wide array of the world’s leading end products, including cell phones, tablets, PCs and PC peripherals, audio and gaming devices, household appliances, and communications devices.

As discussed in Note 14 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 – Financial Statements, we have realigned our business segments as outlined below.

Business Segments	Description

MPD: Memory Products Division	An existing division that will continue to focus on our four SRAM business units, general-purpose programmable clocks and process technology licensing.

DCD: Data Communications Division	An existing division realigned to focus solely on USB controllers, WirelessUSB™ and West Bridge® peripheral controllers for handsets, PCs and tablets.

PSD: Programmable Systems Division	A new division focusing primarily on our PSoC® and PSoC-based products. This business segment focuses on (1) the PSoC platform family of devices including PSoC 1, PSoC 3 and PSoC 5 and all derivatives; (2) PSoC-based user interface products such as CapSense® touch-sensing and TrueTouch touchscreen products; (3) PSoC-based module solutions including Trackpad and Ovation™ Optical Navigation Sensors (ONS); (4) automotive products; and (5) certain legacy product lines.

ETD: Emerging Technologies Division	Our “startup” division, which includes Cypress Envirosystems, AgigA Tech Inc. and Deca Technologies Inc., all majority-owned subsidiaries of Cypress. ETD also includes our foundry business and other development-stage activities.

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

Results of Operations

Revenues

The following table summarizes our consolidated revenues by segments under the new reporting structure:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Programmable Systems Division	$81,535	$94,848
Memory Products Division	81,879	104,867
Data Communications Division	19,946	32,812
Emerging Technologies Division	1,729	583

Total Revenues	$185,089	$233,110

Programmable Systems Division:

Revenues from the Programmable Systems Division decreased by $13.3 million in the first quarter of fiscal 2012, or approximately 14%, compared to the same prior-year period. The decrease was primarily attributable to a decline in sales of our TrueTouch® touchscreen products and a decrease in sales of our PSoC platform family of devices. The decreases were partially offset by an increase in sales of our legacy controller communication products. The decrease in our TrueTouch® revenue stream was primarily due to a decrease in revenue from our handset customers and lower average selling prices. Memory Products Division:

Revenues from the Memory Products Division decreased by approximately $23 million in the first quarter of fiscal 2012 or approximately 21.9%, compared to the same prior-year period. The decrease in MPD revenue was primarily attributable to (1) $10.8 million decrease in revenue of our SRAM products driven by the decreased demand from wireless and wireline end customers; (2) $7.6 million decrease in revenue due to the divestiture of our Image Sensors business unit during the three months ended April 3, 2011; (3) $2.7 million decrease in revenue of our general-purpose programmable clocks; and (4) $2.1 million decrease in revenue of our dual-port memories.

Data Communications Division:

Revenues from the Data Communications Division decreased by $12.9 million in the first quarter of fiscal 2012 or approximately 39.2%, compared to the same prior-year period primarily due to the decreases in sales of our West Bridge controllers and other USB related products.

Emerging Technologies Division:

Revenues from Emerging Technologies Division increased by $1.1 million in the first quarter of fiscal 2012 compared to the same prior-year period primarily due to the overall increase in demand as certain of our Emerging Technologies have begun initial production ramps.

Cost of Revenues/Gross Margins

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Cost of revenues	$93,308	$104,334
Gross Margin	49.6%	55.2%

Gross margin percentage decreased to 49.6% in the first quarter of fiscal 2012 from 55.2% in the first quarter of fiscal 2011. Gross margin decreased by 5.6 percentage points primarily due to (i) $7.1 million patent license fee recorded during the three months ended April 1,2012 related to a Patent License Agreement discussed in Note 15 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 and (ii) the impact of the negative gross margins of our majority-owned subsidiaries (i.e., emerging technologies), particularly Deca Technologies, Inc. which has commenced revenue generating activities during the first quarter of fiscal 2012.

Research and Development (“R&D”) Expenses

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
R&D expenses	$47,968	$47,865
As a percentage of revenues	25.9%	20.5%

Our future operating results depend to a considerable extent on our ability to maintain a competitive advantage. Our research and development efforts are focused on the development and design of new semiconductor products, as well as the continued development of advanced software platforms primarily for our programmable solutions and investments in new products for our Emerging Technologies Division. Our goal is to increase efficiency in order to maintain our competitive advantage. R&D expenditures during the first quarter of fiscal 2012 were relatively flat compared to the same prior-year period. As a percentage of revenues, R&D expenses were higher in the first quarter of 2012 driven by the decrease in total revenues in the same quarter. We continue to make substantial investments in R&D to ensure the availability of innovative products that meet the current and projected requirements of our customers’ most advanced designs.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
SG&A expenses	$60,494	$58,652
As a percentage of revenues	32.7%	25.2%

SG&A expenses increased by $1.8 million in the first quarter of fiscal 2012 compared to the same prior-year period. The increase was primarily attributable to $1.3 million increase in professional and legal fees due mainly to our legal efforts to protect our intellectual property and $8.8 million increase in stock-based compensation which was primarily due to the additional compensation expense related to the vesting acceleration of certain performance-based awards discussed in Note 7 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1. The said increases were partially offset by (i) $4.1 million donation of a building to a charitable organization in the first quarter of fiscal 2011; (ii) $2.0 million decrease in direct and indirect labor expenses, particularly bonus-related expenses and (iii) $1.5 million decrease in marketing and advertising expenses primarily due to the annual sales conference which took place in the first quarter of fiscal 2011 which did not take place in the first quarter of fiscal 2012.

Gain on Divestiture

As part of our continued efforts to focus on programmable products including our flagship PSoC® programmable system-on-chip solutions and our TrueTouch™ touch-sensing controllers, we divested our image sensors product families and sold them to ON Semiconductor Corporation for a total cash consideration of $34.0 million during the three months ended April 3, 2011. In connection with the divestiture, we recorded a gain of $34.3 million in our Condensed Statement of Operations for the three months ended April 3, 2011. We did not have any divestitures during the three months ended April 1, 2012.

Income Taxes

Our income tax expense was $2.5 million and $1.4 million for the three months ended April 1, 2012 and April 3, 2011, respectively. The tax provision for the first quarter of fiscal 2012 and fiscal 2011 was primarily attributable to income taxes associated with our non-U.S. operations.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information regarding our cash and investments and working capital:

	As of
	April 1, 2012	January 1, 2012
	(In thousands)
Cash and cash equivalents	$61,284	$99,717
Short-term investments	47,434	66,613

Total cash, cash equivalents and short-term investments	$108,718	$166,330

Total current assets	$359,990	$405,650
Total current liabilities	369,883	326,460

Working capital (deficit)	$(9,893)	$79,190

Key Components of Cash Flows

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands)
Net cash provided by operating activities	$16,327	$35,343
Net cash provided by investing activities	$1,493	$30,711
Net cash used in financing activities	$(56,253)	$(209,639)

Three Months Ended April 1, 2012:

During the three months ended April 1, 2012, cash and cash equivalents decreased by approximately $38.4 million primarily due to the $56.3 million cash we used in our financing activities (principally related to our cash dividend and stock buyback programs), partially offset by the cash we generated from our operating and investing activities of approximately $16.3 million and $1.5 million, respectively.

Operating Activities

The $16.3 million cash generated from our operating activities during the three months ended April 1, 2012 was primarily due to $44.9 million in net favorable non-cash adjustments to our net loss, an increase in accounts payable and other liabilities and a decrease in accounts receivable, partially offset by the decrease in deferred margin on sales to distributors, an increase in inventories and increase in other current and long-term assets.

The key changes in our working capital as of April 1, 2012 compared to January 1, 2012 were as follows:

•	Total cash, cash equivalents and short-term investments decreased by $57.6 million primarily due to cash dividend and stock buyback programs.

•	Deferred margin on sales to distributors decreased by $23.1 million due to the decrease in distributor shipments.

•	Borrowings of $50 million in the first quarter of fiscal 2012 from a line of credit.

•	Deferred margin on sales to distributors decreased by $23.1 million due to the decrease in distributor shipments.

•

Other current liabilities increased by $9.6 million primarily due to the accrual of a patent license fee related to a Patent License Agreement discussed in Note 15 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

•	Dividends payable increased by $2.9 million due to the increase in dividend per share from $0.09 to $0.11.

Investing Activities

During the three months ended April 1, 2012, we generated approximately $1.5 million of cash from our investing activities which was primarily due to $18.7 million net proceeds from the sales or maturities and purchases of available for sale investments, partially offset by $10.0 million cash we used for property and equipment expenditures and $7.2 million cash used for other investing activities.

Financing Activities

During the three months ended April 1, 2012, we used approximately $56.3 million cash in our financing activities. The net cash used in our financing activities was primarily due to $78.3 million cash we used to repurchase shares of our stock in the open market, $19.7 million payment related to statutory income tax withholdings on vested restricted stock awards in lieu of issuing shares of stock (considered as part of the our stock buyback program) and $13.8 million dividends paid, partially offset by the $50.0 million cash we drew from a line of credit and $6.2 million net proceeds from the issuance of common shares under our employee stock plans.

Three Months Ended April 3, 2011:

During the three months ended April 3, 2011, cash and cash equivalents decreased by approximately $143.6 million primarily due to the $209.6 million cash we used in our financing activities (principally related to our stock buyback programs), partially offset by the cash we generated from our operating and investing activities of approximately $35.3 million and $30.7 million, respectively.

Operating Activities

The $35.3 million cash we generated from our operating activities during the three months ended April 3, 2011 was primarily driven by net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation and partially offset by the gain on the divestiture of our Image Sensors business unit.

Investing Activities

During the three months ended April 3, 2011, we generated approximately $30.7 million cash from our investing activities which was primarily due to $34.9 million net proceeds from the sales or maturities and purchases of available for sale investments, and the receipt of approximately $15.0 million from the divestiture of our Image Sensors business unit, partially offset by $19.3 million cash we used for property and equipment expenditures.

Financing Activities

During the three months ended April 3, 2011, we used approximately $209.6 million cash in our financing activities. The net cash we used in our financing activities was primarily due to $116.4 million net cash we used related to our yield enhancement program, $76.4 million to repurchase shares of our stock and $40.7 million payment related to statutory income tax withholdings on vested restricted stock awards in lieu of issuing shares of stock, partially offset by $23.9 million proceeds from the issuance of common shares under our employee stock plans.

Liquidity and Contractual Obligations

Liquidity

Stock Buyback Programs:

On September 20, 2011, our Board of Directors authorized a new $400 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, other uses of cash, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our board of directors. For the three months ended April 1, 2012, we used approximately $98 million from this program to repurchase approximately 6.1 million shares at an average share price of $16.15. Since we announced the new $400 million stock buyback program in September 2012 through the end of the first quarter of fiscal 2012, we used approximately $177.8 million from this program to repurchase approximately 11.1 million shares at an average share price of $15.98. As of April 1, 2012, the total dollar value of the shares that may be repurchased under the program was approximately $222.2 million.

Contractual Obligations

The following table summarizes our contractual obligations as of April 1, 2012:

	Total	2012	2013 and 2014	2015 and 2016	After 2016
	(In thousands)
Purchase obligations (1)	$78,368	$77,392	$976	$—	$—
Operating lease commitments	23,722	5,195	9,172	5,986	3,369
Capital lease commitments	16,578	2,011	5,362	9,205	—
Patent license fee commitments (2)	14,000	14,000	—	—	—

Total contractual obligations	$132,668	$98,598	$15,510	$15,191	$3,369

(1)	Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

(2)	On April 30, 2012, we entered into a patent license agreement whereby we have committed to pay a total patent license fee of $14 million in fiscal 2012. We have also committed to pay another $5.8 million on or before April 30, 2016 representing fees for future purchases of patents and patent related services.

As of April 1, 2012, our unrecognized tax benefits were $27.9 million, which were classified as long-term liabilities. We believe it is possible that we may recognize approximately $2.5 million to $3.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Equity Investment Commitments

As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 – Financial Statements, we have committed to purchase additional preferred stock from a company that works in the area of advanced battery storage in a series of subsequent closings subject to certain performance milestones that must be fulfilled within a defined and agreed upon timeline. Our future commitment to purchase additional preferred stock is approximately $0.6 million in fiscal 2012, $60.8 million in fiscal 2013 and $17.8 million in fiscal 2014 subject to the attainment of certain milestones and the timing of additional capital requests which could vary substantially.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents, debt securities and the purchase of our stock through our stock buyback program and payments of regularly scheduled cash dividends. As of April 1, 2012, in addition to $61.3 million in cash and cash equivalents, we had $47.4 million invested in short-term investments for a total cash and short-term investment position of $108.7 million that is available for use in our current operations.

As of April 1, 2012, approximately 9% of our cash, cash equivalents and available-for-sale investments are offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.

We believe that liquidity provided by existing cash, cash equivalents and available-for-sale investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. We may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives including the acquisition of other companies and provide us with additional flexibility to take advantage of other business opportunities that arise.

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands, except per share amounts)
Non-GAAP gross margin	$103,182	$135,427
Non-GAAP research and development expenses	$40,632	$41,883
Non-GAAP selling, general and administrative expenses	$41,502	$44,750
Non-GAAP operating income	$21,048	$48,794
Non-GAAP net income attributable to Cypress	$20,530	$48,483
Non-GAAP net income per share attributable to Cypress- diluted	$0.12	$0.24

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

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
	(In thousands, except per share amounts)
GAAP gross margin	$91,781	$128,776
Patent license fee	7,100	—
Stock-based compensation expense	4,039	6,510
Changes in value of deferred compensation plan	262	203
Impairment of assets and others	—	(62)

Non-GAAP gross margin	$103,182	$135,427

GAAP research and development expenses	$47,968	$47,865
Stock-based compensation expense	(6,913)	(5,473)
Changes in value of deferred compensation plan	(423)	(509)

Non-GAAP research and development expenses	$40,632	$41,883

GAAP selling, general and administrative expenses	$60,494	$58,652
Stock-based compensation expense	(17,785)	(8,854)
Changes in value of deferred compensation plan	(1,254)	(923)
Building donation	—	(4,125)
Impairment of assets and other	47	—

Non-GAAP selling, general and administrative expenses	$41,502	$44,750

GAAP operating income (loss)	$(17,640)	$55,118
Stock-based compensation expense	28,737	20,837
Patent license fee	7,100	—
Changes in value of deferred compensation plan	1,939	1,635
Acquisition-related expenses	731	698
Restructuring charges	228	734
Gain on divestiture	—	(34,291)
Building donation	—	4,125
Impairment of assets and others	(47)	(62)

Non-GAAP operating income	$21,048	$48,794

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES –(Continued)

(In thousands, except per-share data)

(Unaudited)

GAAP net income (loss) attributable to Cypress	$(19,460)	$55,374
Stock-based compensation	28,737	20,837
Patent license fee	7,100	—
Impairment of assets and other	2,022	(62)
Acquisition-related expenses	731	698
Restructuring charges	228	734
Changes in value of deferred compensation plan	(555)	162
Gain on divestiture	—	(34,291)
Investment-related gains/losses	—	71
Building donation	—	4,125
Tax effects	1,727	835

Non-GAAP net income attributable to Cypress	$20,530	$48,483

GAAP net income (loss) per share attributable to Cypress-diluted	$(0.13)	$0.28
Stock-based compensation expense and other	0.17	0.10
Patent license fee	0.04	—
Impairment of assets and other	0.01	—
Acquisition-related expenses	0.01	0.01
Gain on divestiture	—	(0.17)
Building donation	—	0.02
Tax effects	0.01	—
Non-GAAP share count adjustment	0.01	—

Non-GAAP net income attributable to Cypress- diluted	$0.12	$0.24

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended April 1, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information required by this item is included in Note 8 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended January 1, 2012.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On September 20, 2011, our Board of Directors (the “Board”) authorized a new $400 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, other uses of cash, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our Board.

The table below sets forth information with respect to repurchases of our common stock made during the first quarter of fiscal 2012 under this program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
	(In thousands, except per-share amounts)
Remaining balance available for purchases at the beginning of the period				$320,189
Repurchases during Q1-2012 (1):
January 2, 2012—January 29, 2012	97	$16.90	97	$318,543
January 30, 2012—February 26, 2012	1,087	17.87	1,087	$299,124
February 27, 2012—April 1, 2012	4,887	15.75	4,887	$222,160

Total repurchases during Q1-2012	6,071	$16.15	6,071	$222,160

(1)	Monthly information is presented by reference to the Company’s fiscal months during the first quarter of fiscal 2012.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER	INFORMATION

Business Operating Segments

As discussed in Note 14 of Notes to Condensed Consolidated Financial Statements under Item 1 – Financial Statements and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have realigned our business operating segments during the first quarter of fiscal 2012. Beginning with the three months ended April 1, 2012, we have reported our financial results under the following four business operating segments: (1) Programmable Systems Division; (2) Memory Products Division; (3) Data Communications Division and (4) Emerging Technologies Division. As a result of this change, all historical financial results have been recast to conform to the new business segment presentation. This reclassification did not impact our previously reported consolidated revenues, operating income, net income, or earnings per share. Also, the change in our business operating segments did not have any impact on the reporting units that we use for goodwill impairment purposes. Had the change in our business operating segments been in effect for the years ended January 1, 2012, January 2, 2011 and January 3, 2010, financial results by reportable business segment in those years would have been the following:

Revenues

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Programmable Systems Division	$482,895	$280,616	$198,618
Memory Products Division	394,832	467,421	340,401
Data Communications Division	112,683	127,021	127,115
Emerging Technologies Division	4,794	2,474	1,652

Total revenue	$995,204	$877,532	$667,786

Income (Loss) Before Income Taxes

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Programmable Systems Division	$91,639	$16,955	$(25,741)
Memory Products Division	154,591	175,267	50,928
Data Communications Division	13,238	20,695	9,890
Emerging Technologies Division	(19,885)	(17,755)	(15,625)
Unallocated items:
Stock-based compensation expense	(100,781)	(91,459)	(141,812)
Gain on divestitures	34,291	—	—
Restructuring charges	(6,336)	(2,975)	(15,242)
Charitable donation of building	(4,125)	—	—
Amortization of acquisition-related intangibles	(2,892)	(3,028)	(3,804)
Impairment of assets	(1,982)	(4,927)	—
Impairment of investments	(800)	—	(2,549)
Interest and non-cash expense for convertible debt	—	—	(1,090)
Other	(1,380)	1,393	(471)

Income (loss) before income taxes	$155,578	$94,166	$(145,516)

Depreciation

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Programmable Systems Division	$23,497	$15,509	$15,524
Memory Products Division	19,199	25,344	25,694
Data Communications Division	5,564	6,829	9,264
Emerging Technologies Division	373	177	213

Total depreciation	$48,633	$47,859	$50,695

Quarterly Executive Incentive Payments

There were no payments made to our executive officers under the Key Employee Bonus Plan or Performance Bonus Plan for the three months ended April 1, 2012 since the minimum financial threshold (pre-tax non-GAAP profit margin of 15%) required to make any bonus payment was not achieved.

On May 9, 2012, Cypress’s Compensation Committee of the Board of Directors approved an incentive payment to Mr. Paul Keswick, our Executive Vice President of New Product Development, amounting to $11,480. The payment made to Mr. Keswick was in accordance with the terms of our Design Bonus Plan (the “DBP”). The payment was determined based upon the performance of Mr. Keswick during the first quarter of fiscal 2012. Mr. Keswick is the only named executive officer participant to the DBP as it is a bonus plan available to our design and certain product development engineers.

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated March 28, 2012

10.2**	Key Employee Bonus Plan as Amended on May 9, 2012

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: May 9, 2012	By:	/s/ BRAD W. BUSS
Brad W. Buss
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated March 28, 2012

10.2 **	Key Employee Bonus Plan as Amended on May 9, 2012

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**	This exhibit is a management contract or compensatory plan or arrangement.