Form 10-Q
period 2012-07-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2012-08-03
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

The total number of outstanding shares of the registrant’s common stock as of July 29, 2012 was 148,557,309.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our manufacturing strategy, our expectation regarding dividends and stock repurchases, the application of our 2011 prepayments to Grace, our expectations regarding future technology transfers and other licensing arrangements, our expectations regarding the timing of our restructuring liabilities, expected payments from IV, our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; our foreign currency exposure and the impact exchange rates could have on our operating margins, the adequacy of our cash and working capital positions, the value and liquidity of our investments, including auction rate securities and our other debt investments, our ability to recognize certain unrecognized tax benefits within the next twelve months as well as the resolution of agreements with various foreign tax authorities, our investment strategy, our belief that liquidity provided by existing cash, cash equivalents and investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding our outstanding warranty liability, the impact of interest rate fluctuations on our investments, the volatility of our stock price and the impact of new accounting standards on our financial statements. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets and consumers we serve and our investments; the current credit conditions; our ability to expand our customer base, our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; our ability to achieve liquidity in our investments, the failure or success of our Emerging Technology division and/or the materialization of one or more of the risks set forth above or in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

ITEM 1.	FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS*

	July 1, 2012	January 1, 2012
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$118,262	$99,717
Short-term investments	92,542	66,613
Accounts receivable, net	126,190	103,524
Inventories	91,376	92,304
Other current assets	53,246	43,492

Total current assets	481,616	405,650
Property, plant and equipment, net	276,063	284,979
Goodwill	31,836	31,836
Intangible assets, net	6,086	8,626
Other long-term assets	85,806	78,999

Total assets	$881,407	$810,090

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$55,901	$52,868
Accrued compensation and employee benefits	44,620	41,679
Deferred margin on sales to distributors	148,570	150,568
Dividends payable	16,661	13,786
Income taxes payable	5,349	4,629
Other current liabilities	79,149	62,930

Total current liabilities	350,250	326,460
Deferred income taxes and other tax liabilities	39,023	38,610
Loan payable	153,000	—
Other long-term liabilities	44,466	47,178

Total liabilities	586,739	412,248

Commitments and contingencies (Note 8)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 283,726 and 278,812 shares issued; 151,494 and 154,174 shares outstanding at July 1, 2012 and January 1, 2012, respectively	2,837	2,780
Additional paid-in-capital	2,608,144	2,579,348
Accumulated other comprehensive income (loss)	588	(1,940)
Accumulated deficit	(340,646)	(326,163)

Stockholders’ equity before treasury stock, total	2,270,923	2,254,025
Less: shares of common stock held in treasury, at cost; 132,232 and 124,638 shares at July 1, 2012 and January 1, 2012, respectively	(1,971,605)	(1,853,758)

Total Cypress stockholders’ equity	299,318	400,267
Noncontrolling interest	(4,650)	(2,425)

Total equity	294,668	397,842

Total liabilities and equity	$881,407	$810,090

*	Amounts as of July 1, 2012 are unaudited. Amounts as of January 1, 2012 were derived from the January 1, 2012 audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands, except per-share amounts)
Revenues	$201,300	$254,978	$386,390	$488,088
Costs and expenses (credits):
Cost of revenues	94,531	115,958	187,840	220,292
Research and development	47,946	49,278	95,914	97,143
Selling, general and administrative	51,955	58,482	112,448	117,134
Amortization of acquisition-related intangible assets	731	731	1,463	1,429
Restructuring costs	989	3,798	1,217	4,532
Gain on divestiture	—	—	—	(34,291)

Total costs and expenses, net	196,152	228,247	398,882	406,239

Operating income (loss)	5,148	26,731	(12,492)	81,849
Interest and other income (expense), net	1	(522)	335	900

Income (loss) before income taxes and noncontrolling interest	5,149	26,209	(12,157)	82,749
Income tax provision (benefit)	517	(14,433)	2,982	(13,083)

Income (loss), net of taxes	4,632	40,642	(15,139)	95,832
Adjust for net loss attributable to noncontrolling interest	345	181	655	365

Net income (loss) attributable to Cypress	$4,977	$40,823	$(14,484)	$96,197

Net income (loss) per share attributable to Cypress:
Basic	$0.03	$0.24	$(0.09)	$0.57
Diluted	$0.03	$0.21	$(0.09)	$0.49
Cash dividend declared per share	$0.11	$0.09	$0.22	$0.09
Shares used in net income (loss) per share calculation:
Basic	151,765	168,723	152,894	170,034
Diluted	164,605	192,276	152,894	196,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Net income (loss)	$4,632	$40,642	$(15,139)	$95,832

Other comprehensive income (loss), net of tax:
Change in net unrealized gains on available-for-sale investments	2,326	(42)	2,528	921
Other	—	150	—	300

Other comprehensive income	2,326	108	2,528	1,221

Comprehensive income (loss)	6,958	40,750	(12,611)	97,053
Adjust for net loss attributable to noncontrolling interest	345	181	655	365

Comprehensive income (loss) attributable to Cypress	$7,303	$40,931	$(11,956)	$97,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 1, 2012	July 3, 2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(15,139)	$95,832
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	50,967	50,577
Depreciation and amortization	24,890	28,240
Deferred income taxes and other tax liabilities	477	(13,288)
Restructuring costs	1,216	4,532
Loss on sale or retirement of property and equipment, net	818	1,350
Contribution of asset	—	4,000
Gain on divestiture	—	(34,291)
Other	1,612	—
Changes in operating assets and liabilities, net of effects of a divestiture:
Accounts receivable	(22,666)	(52,990)
Inventories	647	(8,185)
Other current and long-term assets	(3,974)	(27,407)
Accounts payable and other liabilities	22,780	3,600
Deferred margin on sales to distributors	(1,998)	60,243

Net cash provided by operating activities	59,630	112,213

Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	60,448	170,097
Purchases of available-for-sale investments	(81,798)	(72,385)
Net contributions of deferred compensation plan	277	975
Acquisition of property, plant and equipment	(19,716)	(53,591)
Proceeds from sales of property, plant and equipment	8	1,176
Proceeds from divestiture	—	34,025
Cash paid for other investments	(7,203)	(2,962)

Net cash provided by (used in) investing activities	(47,984)	77,335

Cash flows from financing activities:
Repurchase of common shares	(97,864)	(101,470)
Loan payable proceeds	203,000	—
Withholding of common shares for tax obligations on vested restricted shares	(19,984)	(41,442)
Payment of dividends	(30,510)	—
Proceeds from issuance of common shares under employee stock plan	9,982	48,240
Payments of equipment leases and loans, net	(57,725)	—
Yield enhancement structured agreements settled in stock	—	(127,833)
Yield enhancement structured agreements settled in cash, net	—	49,927

Net cash provided by (used in) financing activities	6,899	(172,578)

Net increase in cash and cash equivalents	18,545	16,970
Cash and cash equivalents, beginning of period	99,717	263,183

Cash and cash equivalents, end of period	$118,262	$280,153

Supplemental disclosures:
Dividends payable	$16,661	$15,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. We end our quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2012 has 52 weeks and fiscal 2011 had 52 weeks. The second quarter of fiscal 2012 ended on July 1, 2012 and the second quarter of fiscal 2011 ended on July 3, 2011.

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

The condensed consolidated results of operations for the three and six months ended July 1, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 2. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying amount of goodwill at July 1, 2012 was $31.8 million in the Programmable Systems Division (“PSD”) and was unchanged from the balance at January 1, 2012. PSD is the only reportable business segment with goodwill.

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

Intangible Assets

The following table presents details of our intangible assets:

	As of July 1, 2012			As of January 1, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$95,134	$(90,244)	$4,890	$95,134	$(88,782)	$6,352
Non-acquisition related intangible assets	10,648	(9,452)	1,196	10,648	(8,374)	2,274

Total intangible assets	$105,782	$(99,696)	$6,086	$105,782	$(97,156)	$8,626

As of July 1, 2012, the estimated future amortization expense of intangible assets was as follows:

(In thousands)
2012 (remaining six months)	$2,148
2013	3,435
2014	503

Total future amortization expense	$6,086

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3. RESTRUCTURING

For the three and six months ended July 1, 2012, we recorded restructuring charges of $1.0 million and $1.2 million, respectively. For the three and six months ended July 3, 2011, we recorded restructuring charges of $3.8 million and $4.5 million, respectively. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

Fiscal 2011 Restructuring Plan

In fiscal 2011, we initiated a restructuring plan which allows us to continue to allocate and align our resources to the business units that we expect will drive future development and revenue growth (“Fiscal 2011 Restructuring Plan”). To date, we have recorded total restructuring charges of $5.8 million under the Fiscal 2011 Restructuring Plan, which was all related to personnel costs. The restructuring activities related to personnel costs, which are primarily in the U.S., are summarized as follows:

(In thousands)
Balance as of January 1, 2012	$1,955
Cash payments	(372)

Balance as of April 1, 2012	1,583
Provision	725
Cash payments	(185)

Balance as of July 1, 2012	$2,123

The restructuring liability as of July 1, 2012 under the Fiscal 2011 Restructuring Plan related primarily to personnel costs and is expected to be paid out within the next twelve months.

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

To date, we have recorded total restructuring charges of $4.1 million under the Fiscal 2010 Restructuring Plan, which was all related to personnel costs. As of July 1, 2012, the outstanding restructuring liability under the Fiscal 2010 Restructuring Plan was primarily related to severance and benefits of our employees. We expect to substantially complete the activities and fully pay out the remaining restructuring liability under this program within the next twelve months.

The restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of January 1, 2012	$1,885
Provision	100
Cash payments	(1,291)

Balance as of April 1, 2012	694
Provision	200
Cash payments	(127)

Balance as of July 1, 2012	$767

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

The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets was $6.9 million as of July 1, 2012 and January 1, 2012.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	July 1, 2012	January 1, 2012
	(In thousands)
Accounts receivable, gross	$130,017	$107,433
Allowance for doubtful accounts receivable and sales returns	(3,827)	(3,909)

Total accounts receivable, net	$126,190	$103,524

Inventories

	As of
	July 1, 2012	January 1, 2012
	(In thousands)
Raw materials	$6,190	$4,474
Work-in-process	62,926	63,552
Finished goods	22,260	24,278

Total inventories	$91,376	$92,304

Other Current Assets

	As of
	July 1, 2012	January 1, 2012
	(In thousands)
Prepaid expenses	$27,660	$24,664
Prepayment to Grace	8,367	2,164
Assets held for sale	6,913	6,913
Other current assets	10,306	9,751

Total other current assets	$53,246	$43,492

Prepayment to Grace

In fiscal 2011, we made certain pre-payments to Grace Semiconductor Manufacturing Corporations (“Grace”), a strategic foundry partner, to secure a certain supply of wafers. The pre-payments made in fiscal 2011 are expected to be applied to purchases of wafers from Grace. At July 1, 2012, the unapplied pre-payment balance was approximately $8.4 million and was recorded as part of “Other current assets” in the Condensed Consolidated Balance Sheet because if we do not use all the pre-payment against our purchases of wafers from Grace within the next twelve months from the second quarter ended July 1, 2012, Grace will return to us any portion of the unused pre-payment.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Long-Term Assets

	As of
	July 1, 2012	January 1, 2012
	(In thousands)
Employee deferred compensation plan	$34,910	$32,976
Investments:
Debt securities	14,580	19,004
Equity securities	14,598	6,213
Prepayment to Grace-long-term portion	1,200	5,957
Prepaid patent license	5,868	—
Other assets	14,650	14,849

Total other long-term assets	$85,806	$78,999

Other Current Liabilities

	As of
	July 1, 2012	January 1, 2012
	(In thousands)
Employee deferred compensation plan	$34,480	$32,485
Patent license liability (see Note 8)	14,009	—
Restructuring accrual (see Note 3)	3,110	4,061
Capital lease-current portion (see Note 8)	2,257	2,257
Equipment loan-current portion (see Note 9)	2,725	2,725
Other current liabilities	22,568	21,402

Total other current liabilities	$79,149	$62,930

Deferred Income Taxes and Other Tax Liabilities

	As of
	July 1, 2012	January 1, 2012
	(In thousands)
Deferred income taxes	$112	$165
Non-current tax liabilities	38,911	38,445

Total deferred income taxes and other tax liabilities	$39,023	$38,610

Other Long-term Liabilities

	As of
	July 1, 2012	January 1, 2012
	(In thousands)
Advances received from the sale of Auction Rate Securities (“ARS”) (see Note 5)	$11,662	$16,390
Capital lease–long term portion (see Note 8)	14,052	12,982
Equipment loan–long term portion (see Note 9)	10,091	11,413
Other long term liabilities	8,661	6,393

Total other long-term liabilities	$44,466	$47,178

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	As of July 1, 2012				As of January 1, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents:
Money market funds	$50,097	$—	$—	$50,097	$77,952	$—	$—	$77,952
Corporate notes/bonds	—	—	—	—	—	1,340	—	1,340

Total cash equivalents	50,097	—	—	50,097	77,952	1,340	—	79,292

Short-term investments:
U.S. treasuries	10,047	—	—	10,047	10,072	—	—	10,072
Corporate notes/bonds	—	24,816	—	24,816	—	33,028	—	33,028
Federal agency	—	4,011	—	4,011	—	15,524	—	15,524
Commercial paper	—	52,865	—	52,865	—	7,189	—	7,189
Certificates of deposit	—	803	—	803	—	800	—	800

Total short-term investments	10,047	82,495	—	92,542	10,072	56,541	—	66,613

Long-term investments:
Auction rate securities	—	—	14,580	14,580	—	—	19,004	19,004
Marketable equity securities	6,218	—	—	6,218	3,013	—	—	3,013
Non-marketable equity securities	—	—	1,200	1,200	—	—	1,200	1,200

Total long-term investments	6,218	—	15,780	21,998	3,013	—	20,204	23,217

Employee deferred compensation plan:
Mutual funds	20,226	—	—	20,226	18,046	—	—	18,046
Equity securities	4,806	—	—	4,806	5,448	—	—	5,448
Fixed income	3,731	—	—	3,731	3,799	—	—	3,799
Cash equivalents	2,433	—	—	2,433	1,960	—	—	1,960
Money market funds	3,714	—	—	3,714	3,723	—	—	3,723

Total employee deferred compensation plan	34,910	—	—	34,910	32,976	—	—	32,976

Total financial assets	$101,272	$82,495	$15,780	$199,547	$124,013	$57,881	$20,204	$202,098

Financial Liabilities
Employee deferred compensation plan	$—	$34,480	$—	$34,480	—	$32,485	$—	$32,485

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Valuation Techniques:

•

Level 1 includes instruments for which quoted prices in active markets for identical assets or liabilities that we have the ability to access. Our financial assets utilizing Level 1 inputs include U.S. treasuries, money market funds, marketable equity securities and our employee deferred compensation plan assets.

•

Level 2 includes instruments for which the valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Level 2 assets consist of certain marketable debt instruments for which values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Our Level 2 instruments include certain U.S. government securities, commercial paper, corporate notes and bonds and employee deferred compensation plan liabilities.

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

Sale of Auction Rate Securities

In December 2011, we entered into a settlement and securities purchase agreement (the “Securities Agreement”) with a certain financial institution. Pursuant to the terms of the Securities Agreement, we agreed to sell to the financial institution certain of our ARS investments with an aggregate par value of approximately $19.1 million and carrying value of approximately $17.3 million at the time of sale for an aggregate sale price of approximately $16.4 million. Under the terms of the Securities Agreement, we have the option to repurchase from the financial institution any of the ARS we sold to them until November 30, 2013 for the amount at which the related ARS were sold plus agreed upon funding costs. Because of our ability to repurchase the ARS from the date of sale through November 30, 2013, we maintain effective control of these ARS. As such, we did not account for the transaction as a sale and recognized the $16.4 million sale consideration we received as “Advances received for the sale of ARS” under “Other long-term liabilities” in the Condensed Consolidated Balance Sheets. We will continue to account for these ARS as a financing arrangement until they are called or the expiration of our call option under the Securities Agreement.

In the second quarter of 2012, ARS with a par value of $5.0 million were called for redemption at par, which resulted in the reversal of an unrealized loss of $0.1 million.

The fair value of our investments in ARS was approximately $14.6 million and $19.0 million as of July 1, 2012 and January 1, 2012, respectively.

In the second quarter of fiscal 2012 and during the fourth quarter of fiscal 2011, we performed an analysis to assess the fair value of the ARS using a valuation model based on discounted cash flows. The assumptions used were the following:

	Q2-2012	Q4-2011
Years to liquidity	7	7
Discount rates *	1.29% -3.30%	1.75% -3.95%
Continued receipt of contractual interest which provides a premium spread for failed auctions	Yes	Yes

*	Discount rates incorporate a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the ARS were valued at approximately 91.7% and 90.9% of their stated par value as of July 1, 2012 and January 1, 2012, respectively, representing a decline in value of approximately $1.3 million and $1.9 million, respectively. These amounts were recorded as an unrealized loss in accumulated other comprehensive loss as of July 1, 2012 and January 1, 2012.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Level 3 Investments Measured Fair Value on a Recurring Basis

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

	Auction Rate Securities	Non-marketable Equity Securities
	(In thousands)
Balance as of January 1, 2012	$19,004	$1,200
Unrealized gain recorded in Other comprehensive income (loss)	576	—
Amount settled at par	(5,000)	—

Balance as of July 1, 2012	$14,580	$1,200

Level 3 Assets Measured at Fair Value on a Nonrecurring Basis

Certain of our assets, including intangible assets, goodwill and cost-method investments, are measured at fair value on a nonrecurring basis if impairment is indicated.

Investments in Equity Securities

Our investments in equity securities included long-term investments in non-marketable equity securities (investments in privately-held companies) of approximately $8.4 million and marketable equity securities (investments in publicly traded companies) of approximately $6.2 million as of July 1, 2012 ($3.2 million investments in non-marketable equity securities and $3.0 million investments in marketable equity securities as of January 1, 2012). Our privately-held equity investments are accounted for under the cost method as we have less than 20% ownership interest and we do not have the ability to exercise significant influence over the operations of the privately-held companies. These investments are periodically reviewed for other-than-temporary declines in fair value by considering available evidence, including general market conditions, financial condition, pricing in recent rounds of financing, if any, earnings and cash flow forecasts, recent operational performance and any other readily available market data. As a result of our recent evaluation, we determined that our investment in a certain privately-held company with an original carrying value of $2.0 million was impaired (fair value of $1.2 million). As such, we recognized an impairment loss of approximately $0.8 million in “Interest and other income, net” during six months ended July 1, 2012 and we classified the investment as Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity. We had no impairment charges against our privately-held equity investments in the first and second quarters of fiscal 2011.

In February 2012, we entered into a Stock Purchase Agreement (the “Agreement”) with a company that designs, develops and manufactures products in the area of advanced battery storage for mobile consumer devices. Pursuant to the terms of the Agreement, we purchased approximately $6 million of preferred stock from the company and have committed to purchase additional preferred stock in a series of subsequent closings subject to certain performance milestones that must be fulfilled within a defined and agreed upon timeline. Our future commitment to purchase additional preferred stock is approximately $0.6 million in fiscal 2012, $60.8 million in fiscal 2013 and $17.8 million in fiscal 2014 subject to the attainment of certain milestones and the timing of additional capital requests which could vary substantially. As of July 1, 2012, we own less than 10% of the company. If our future commitments are fully funded, we could become their majority shareholder. As of July 1, 2012, our initial investment of $6.0 million was recorded as part of our investments in non-marketable equity securities.

There were no significant transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the first six months of fiscal 2012.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6. INVESTMENTS AND EMPLOYEE DEFERRED COMPENSATION PLAN

Available-For-Sale Securities

The following tables summarize our available-for-sale and other investments:

	As of July 1, 2012				As of January 1, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Reported as cash equivalents:
Money market funds	$50,097	$—	$—	$50,097	$77,952	$—	$—	$77,952
Corporate notes/bonds	—	—	—	—	1,341	—	(1)	1,340

Total cash equivalents	50,097	—	—	50,097	79,293	—	(1)	79,292

Reported as short-term investments:
Corporate notes/bonds	24,795	25	(4)	24,816	33,010	33	(15)	33,028
U.S. treasuries	10,011	36	—	10,047	10,004	68	—	10,072
Federal agency	4,010	1	—	4,011	15,526	4	(6)	15,524
Commercial paper	52,864	1	—	52,865	7,189	1	(1)	7,189
Certificates of deposit	803	—	—	803	801	—	(1)	800

Total short-term investments	92,483	63	(4)	92,542	66,530	106	(23)	66,613

Reported as long-term investments:
Auction rate securities	15,901	—	(1,321)	14,580	20,900	—	(1,896)	19,004
Marketable equity securities	4,455	2,003	(240)	6,218	3,253	—	(240)	3,013

Total long-term investments	20,356	2,003	(1,561)	20,798	24,153	—	(2,136)	22,017

Total available-for-sale securities and other	$162,936	$2,066	$(1,565)	$163,437	$169,976	$106	$(2,160)	$167,922

As of July 1, 2012, $1.3 million of the $1.6 million gross unrealized losses were related to ARS that had been in a continuous loss position for 12 months or more. As of January 1, 2012, $1.9 million of the $2.2 million gross unrealized losses were related to ARS that had been in a continuous loss position for 12 months or more. For individual marketable equity securities with unrealized losses, we evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time, we did not consider these investments to be other-than-temporarily impaired as of July 1, 2012 or January 1, 2012.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of July 1, 2012, the contractual maturities of our available-for-sale investments and certificates of deposit were as follows (the table below does not include our investments in marketable equity securities):

	Cost	Fair Value
	(in thousands)
Maturing within one year	$139,815	$139,874
Maturing in one to three years	2,765	2,765
Maturing in more than three years	15,901	14,580

Total	$158,481	$157,219

Realized gains and realized losses from sales of available-for-sale investments were not material for all periods presented.

Proceeds from sales or maturities of available-for-sale investments were $23.4 million and $60.4 million for the three and six months ended July 1, 2012, respectively, and $91.8 million and $170.1 million for the three and six months ended July 3, 2011, respectively.

Employee Deferred Compensation Plan

We have a deferred compensation plan which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-deferred basis. We do not make contributions to the deferred compensation plan or guarantee returns on the investments. Participant deferrals and investment gains and losses remain as our liabilities and the underlying assets are subject to claims of general creditors.

Under the deferred compensation plan, the assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income, net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of July 1, 2012 and January 1, 2012, the fair value of the assets was $34.9 million and $33.0 million, respectively, and the fair value of the liabilities was $34.5 million and $32.5 million, respectively.

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income, net	$(842)	$6	$1,652	$1,480
Changes in fair value of liabilities recorded in:
Cost of revenues	40	2	(222)	(202)
Research and development expenses	89	(58)	(334)	(567)
Selling, general and administrative expenses	183	4	(1,071)	(919)

Total income (expense)	$(530)	$(46)	$25	$(208)

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7. STOCK-BASED COMPENSATION

Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

The following table summarizes the stock-based compensation expense, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Cost of revenues	$7,759	$6,714	$11,798	$13,224
Research and development	5,480	6,941	12,393	12,414
Selling, general and administrative	8,991	16,085	26,776	24,939

Total stock-based compensation	$22,230	$29,740	$50,967	$50,577

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Consolidated cash proceeds from the issuance of shares under the employee stock plans were approximately $3.8 million and $10.0 million for the three and six months ended July 1, 2012, respectively, and $24.3 million and $48.2 million for the three and six months ended July 3, 2011, respectively. We did not recognize a tax benefit from stock option exercises for the three and six months ended July 1, 2012 or July 3, 2011.

As of July 1, 2012 and January 1, 2012, stock-based compensation capitalized in inventories totaled $4.3 million and $4.6 million, respectively.

The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Stock options	$2,272	$4,041	$3,923	$7,560
Restricted stock units and restricted stock awards	17,029	23,933	41,897	39,275
Employee Stock Purchase Plan (“ESPP”)	2,929	1,766	5,147	3,742

Total stock-based compensation expense	$22,230	$29,740	$50,967	$50,577

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the unrecognized stock-based compensation expense, net of estimated forfeitures, by type of awards as of July 1, 2012:

	As of July 1, 2012	Weighted- Average Amortization Period
	(In thousands)	(In years)
Stock options	$12,641	1.43
Restricted stock units and restricted stock awards	58,384	1.44
ESPP	3,651	1.03

Total unrecognized stock-based compensation balance	$74,676	1.41

Valuation Assumptions

We estimated the fair value of the stock options and ESPP using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Expected life	2.2-6.2 years	0.5-7.3 years	1.2-6.2 years	0.5-7.3 years
Volatility	45.8%-49.6%	37.6%-43.8%	42.9%-49.6%	37.6%-50.3%
Risk-free interest rate	0.3%-1.0%	0.1%-2.5%	0.2%-1.5%	0.1%-2.9%
Dividend yield	3.3%	1.7%	2.8%-3.3%	0%-1.7%

The fair value of the restricted stock units and the restricted stock awards was based on our stock price on the date of grant.

Equity Incentive Program

As of July 1, 2012, approximately 19.0 million stock options or 10.1 million restricted stock units and restricted stock awards were available for grant under the Amended and Restated 1994 Stock Plan.

Stock Options:

The following table summarizes our stock option activities:

	Shares	Weighted- Average Exercise Price Per Share
	(In thousands, except per-share amounts)
Options outstanding as of January 1, 2012	23,363	$6.49
Granted	3	$18.33
Exercised	(1,144)	$5.42
Forfeited or expired	(288)	$10.32

Options outstanding as of April 1, 2012	21,934	$6.50
Granted	18	$13.64
Exercised	(889)	$4.25
Forfeited or expired	(266)	$10.83

Options outstanding as of July 1, 2012	20,797	$6.55

Options exercisable as of July 1, 2012	15,310	$5.17

The weighted-average grant-date fair value of the options granted during the six months ended July 1, 2012 and July 3, 2011 was $4.02 and $7.14.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate intrinsic value of the options outstanding and options exercisable as of July 1, 2012 was approximately $149.9 million and $125.9 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of July 1, 2012 and do not include substantial tax payments.

The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was $8.9 million and $23.1 million during three and six months ended July 1, 2012, respectively.

The total number of exercisable in-the-money options was approximately 14.8 million shares as of July 1, 2012.

As of July 1, 2012, stock options vested and expected to vest totaled approximately 20.1 million shares, with a weighted-average remaining contractual life of 4.2 years and a weighted-average exercise price of $6.41 per share. The aggregate intrinsic value was approximately $146.8 million.

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes our restricted stock unit and restricted stock award activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of January 1, 2012	9,005	$4.90
Granted	3,904	$16.07
Released	(3,372)	$7.15
Forfeited	(1,353)	$7.47

Balance as of April 1, 2012	8,184	$14.96
Granted	306	$13.62
Released	(439)	$9.77
Forfeited	(121)	$16.68

Balance as of July 1, 2012	7,930	$15.17

In the first and second quarters of fiscal 2012, we released 3.8 million shares which included 0.5 million performance-based awards (“PARS”) incremental shares issued due to overachievement on the PSoC revenue milestone against the target. The said incremental shares were approved by the Compensation Committee. As these 0.5 million PARS were approved during the first quarter of fiscal 2012, they were treated as new awards for accounting purposes. As such, the related compensation cost of approximately $9.0 million was included in our Condensed Consolidated Statement of Operations for the six months ended July 1, 2012.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The 7.9 million outstanding restricted stock units and awards as of July 1, 2012 included approximately 3.8 million PARS granted under the Amended and Restated 1994 Stock Plan. These PARS were issued to certain senior-level employees in the first quarter of fiscal 2012 and can be earned ratably over a period of one to two years, subject to the achievement of certain performance milestones set by the Compensation Committee. These performance milestones include the following:

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

In the event of overachievement in the Tier 1 and Tier 2 Grant milestones and at the discretion of the Compensation Committee, the number of shares that can be earned could exceed 100% of the shares underlying the Tier 1 and Tier 2 Grants. However, under all circumstances, the total number of shares that can be earned under all three milestones cannot exceed the maximum target shares under the 2012 PARS. As at the end of the second quarter of fiscal 2012, management has estimated that approximately 48% of the overall 2012 PARS are expected to vest, and has accordingly recorded the stock compensation expense based on the number of shares expected to vest.

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

As of July 1, 2012, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2012 (remaining six months)	$4,561
2013	5,473
2014	4,236
2015	3,390
2016	2,317
2017 and thereafter	2,640

Total	$22,617

Capital Lease

On July 19, 2011, we entered into a capital lease agreement which allows us to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. We have the option of purchasing the tools from the lessor at specified intervals during the lease term. The master lease contains standard covenants requiring us to insure and maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. In addition, the master lease agreement contains provisions in the event of default. Assets purchased under the capital lease are included in “Property, plant and equipment, net” as manufacturing equipment and the amortization is included in depreciation. As of July 1, 2012, the gross value and net book value of manufacturing equipment purchased under a capital lease was approximately $20.5 million and $19.0 million, respectively. As of July 1, 2012, the total minimum lease payments under our capital leases amounted to approximately $17.5 million.

Future minimum payments, by year and in the aggregate, under the capitalized lease consist of the following:

Fiscal Year	(In thousands)
2012 (remaining six months)	$1,468
2013	2,937
2014	2,936
2015	2,937
2016 and thereafter	7,181

Total minimum lease payments	17,459
Less: amount representing interest	1,150

Present value of net minimum lease payments	$16,309

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equity Investment Commitments

As disclosed in Note 5, we have committed to purchase additional preferred stock from a company in a series of subsequent closings which are subject to certain performance milestones that must be fulfilled within a defined and agreed-upon timeline. Our future commitment to purchase additional preferred stock is approximately $0.6 million in fiscal 2012, $60.8 million in fiscal 2013 and $17.8 million in fiscal 2014 subject to the attainment of certain milestones and the timing of additional capital requests which could vary substantially.

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

The following table presents our warranty reserve activities:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Beginning balance	$3,056	$3,466	$3,085	$3,347
Settlements made	(41)	(435)	(506)	(656)
Provisions	76	89	512	429

Ending Balance	$3,091	$3,120	$3,091	$3,120

Patent License Agreement

On April 30, 2012, we entered into a strategic Patent License Agreement (“PLA”) with IV Global Licensing LLC (“IV”) under which we and our majority-owned subsidiaries will receive a license to IV’s substantial patent portfolio. This transaction will allow us and IV to continue to develop our strategic relationship regarding patent monetization and litigation defense. Under the terms of the PLA, we have agreed to pay a license fee of approximately $14 million and to purchase certain litigation defense services from IV in the future. In addition, in a related agreement, IV is expected to make certain patent purchases from us in the near term. The exact terms and conditions of the PLA are subject to confidentiality provisions, and are the subject of an application for confidential treatment to be filed with the SEC.

One of the benefits that we received from the PLA was the avoidance of future litigation expenses as well as future customer disruption and based upon our analysis, using a relief from royalty method, we determined that a portion of the license fee that we will pay IV represents the cumulative cost relating to prior years. As such, we recorded approximately $7.1 million charge to cost of revenues during the six months ended July 1, 2012 and we determined that the remaining $6.9 million in licensing fees had future value and will be amortized over the remaining period of the agreement. We recorded a corresponding liability for the $14.0 million which is part of “Other current liabilities” in the Condensed Consolidated Balance Sheet as of July 1, 2012. We paid one half of the liability in July 2012 and the remaining $7.0 million is due to be paid by the end of fiscal 2012.

Litigation and Asserted Claims

On March 30, 2011, we filed a five patent infringement case against GSI Technology (“GSI”) in the U.S. District Court in Minnesota. The five patents at issue cover GSI’s static random access memory (“SRAM”) technology, including GSI’s Sigma DDR and SigmaQuad II and III families of memory products. We are seeking damages as well as injunctive relief from the court. On July 23, 2011, the International Trade Commission (ITC) instituted a formal action to enjoin the importation of GSI products that infringe four of our U.S. patents. Thereafter, we expanded the scope of the ITC action to include GSI’s standard synchronous and ZBT SRAMs as well as a proprietary product made for GSI’s largest customer. We successfully completed trial in this matter on March 14, 2012 and post-trial briefing was complete as of April 6, 2012. We are currently awaiting the initial determination from the ITC, which was expected on or around July 28, 2012 but has been delayed to late October 2012. We believe strongly in the merits of our ITC action, and intend to take the steps necessary to protect our intellectual property.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In July 2011, GSI filed requests for re-examination of two of our asserted U.S. Patents (Nos. 7,142,477 and 6,534,805) with the U.S. Patent and Trademark Office (“PTO”). The PTO has completed its re-examination of our U.S. Patent No. 7,142,477 and confirmed its validity. The PTO confirmed without amendment both of the claims being asserted by Cypress in the ITC case. The PTO also expanded the scope of the patent by allowing 64 new claims added by us during the re-examination. GSI also filed a civil complaint with the Federal District Court in Northern California, accusing the QDR Consortium, of which we are a member, of certain anti-competitive activity. The case has been stayed until recently when the courts ruled that the case move forward. We expect the case schedule to be determined sometime in August 2012. Aside from injunctive relief, GSI has made no specific monetary demand in the anti-trust matter. Accordingly, the possible range of monetary loss in the matter, if any, is demanded in the future, is unknown at this time. We believe we have meritorious defenses to the allegations set forth in the GSI civil complaint and we will vigorously defend ourselves in that matter.

On June 28, 2012, the U.S. District Court in Delaware dismissed with prejudice the single patent infringement case filed against us by Commonwealth Resource Group, LLC (“CRG”). We made no payments of any kind nor did we admit to any infringement in connection with the dismissal.

On February 16, 2012, the bankruptcy trustee of the assets of Qimonda AG, a non-operating entity, filed a four-patent infringement case naming Cypress and four other defendants in the U.S. District Court of Eastern Virginia. On June 15, 2012, our motion to transfer the case to the Northern District of California was granted. We also filed a motion to dismiss the case, which will now be decided by the Northern California District court judge assigned to this matter. We continue to believe we have meritorious non-infringement and invalidity defenses in this case, and as such, we will defend ourselves vigorously. Qimonda is seeking injunctive relief as well as unspecified monetary damages. Because the case is at a very early stage and no specific monetary demand has been made, it is not possible for us to estimate the potential loss or range of potential losses.

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

NOTE 9. DEBT AND EQUITY TRANSACTIONS

Line of Credit

On March 28, 2012, we amended our revolving line of credit with Silicon Valley Bank to increase the available borrowing from $5 million to $55 million and to extend the maturity date to March 27, 2013. On March 29, 2012, we borrowed $50 million under this line of credit. On June 26, 2012 we repaid the outstanding balance of $50 million and accrued interest and terminated the revolving line of credit, replacing it with a secured revolving credit facility.

Senior Secured Revolving Credit Facility

On June 26, 2012, we entered into a five-year senior secured revolving credit facility (“Credit Facility”) with a group of lenders led by Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent. The Credit Facility enables us to borrow up to $430 million on a revolving basis. Borrowing terms vary based on the type of borrowing with all outstanding balances being due at the credit facility termination date, or June 25, 2017. Outstanding amounts may be repaid prior to maturity without penalty and are mandatory for certain asset sales and casualty events. For Eurodollar rate loans, the Credit Facility bears interest at LIBOR plus 2.25% on the drawn amount. There is a commitment fee payable of 0.375% per annum on any undrawn amounts. The Credit Facility contains customary affirmative, negative and financial covenants for similarly rated companies. The financial covenants include the following conditions: 1) maximum senior secured leverage ratio of 2.00 to 1.00, 2) maximum total leverage ratio of 3.50 to 1.00 through June 30, 2013 and 3.00 to 1.00 thereafter, 3) minimum fixed charge coverage ratio of 1.20 to 1.00, and 4) minimum liquidity of at least $150 million. Borrowings are secured by substantially all assets of the company. On June 27, 2012, we borrowed a Eurodollar rate loan of $153.0 million at an interest rate of 2.5%. The borrowings were recorded as part of long-term liabilities and are presented as “Loan payable” in the Condensed Consolidated Balance Sheet as of July 1, 2012. As of July 1, 2012, we were in compliance with all of the financial covenants under the Credit Facility.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equipment Loans

In December 2011, we obtained equipment loans from a certain financial institution for an aggregate amount of approximately $14.1 million. These loans are collateralized by certain of our manufacturing equipment and bear interest of 3.15% to 3.18% per annum and are payable in 60 equal installments with the first installments due in January 2012. The related master loan agreement includes a variety of standard covenants including restrictions on merger with another company without consent (which shall not be unreasonably withheld), liquidation or dissolution, and distribution, lease or transfer of our ownership interest in these properties or assets. During the first half of fiscal 2012, we repaid approximately $1.3 million of the equipment loans. As of July 1, 2012, the outstanding balance of the equipment loans was approximately $12.8 million, of which approximately $2.7 million was recorded as part of “Other current liabilities” and $10.1 million was recorded as part of “Other long-term liabilities” in the 2012 Condensed Consolidated Balance Sheet. At July 1, 2012, the fair value of the equipment loans approximated the carrying value. The fair value was estimated using discounted cash flow analysis using relevant factors that might affect the fair value, such as present value factors and risk-free interest rates based on the U.S. Treasury yield curve.

The schedule of principal payments under our equipment loans is as follows:

Fiscal Year	(In thousands)
2012 (remaining six months)	$1,336
2013	2,737
2014	2,825
2015	2,915
2016	3,003

Total	$12,816

Stock Buyback Program:

$400 Million Program Authorized in Fiscal 2011

On September 20, 2011, our Board of Directors authorized a new $400 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, other uses of cash, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our board of directors. For the three months ended July 1, 2012, we used approximately $19.9 million from this program to repurchase approximately 1.5 million shares at an average share price of $13.05. Since we announced our $400 million stock buyback program in September 2011 through the end of the second quarter of fiscal 2012, we used approximately $197.7 million from this program to repurchase approximately 12.7 million shares at an average share price of $15.62. As of July 1, 2012, the remaining authorized amount that can be used to repurchase shares under the program was approximately $202.3 million.

Dividends

On May 14, 2012, our Board approved a cash dividend of $0.11 per share payable to holders of record of our common stock at the close of business day on June 28, 2012. This cash dividend was paid on July 19, 2012 and totaled approximately $16.7 million which was accrued for in the second quarter of fiscal 2012 and shown as “Dividends payable” in the Condensed Consolidated Balance Sheet as of July 1, 2012.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss were as follows:

	As of
	July 1, 2012	January 1, 2012
	(In thousands)
Accumulated net unrealized loss on available-for-sale investments	$588	$(1,551)
Other	—	(389)

Total accumulated other comprehensive income (loss)	$588	$(1,940)

NOTE 11. FOREIGN CURRENCY DERIVATIVES

We operate and sell products in various global markets and purchase capital equipment using the U.S. dollar and foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. We may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of our subsidiaries and forecasted revenues and expenses. We do not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of July 1, 2012. We estimate the fair value of our forward contracts based on spot and forward rates from published sources.

We record hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Interest and other income, net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. The aggregate notional value of outstanding forward contracts to hedge the risks associated with foreign currency denominated assets and liabilities as of July 1, 2012 and January 1, 2012 was not material.

NOTE 12. INCOME TAXES

Our income tax expense was $0.5 million for the three months ended July 1, 2012 and tax benefit was $14.4 million for the three months ended July 3, 2011. Our income tax expense was $3.0 million and tax benefit was $13.1 million for the six months ended July 1, 2012 and July 3, 2011, respectively. The tax provision for the second quarter of fiscal 2012 and first half of fiscal 2012 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions. The tax benefit for the second quarter and first half of fiscal 2011 was primarily attributable to a release of previously accrued taxes and interest of $18.4 million due to the completion of an income tax examination, and expired statutes of limitations in foreign jurisdictions, partially offset by non-U.S. taxes on income earned in foreign jurisdictions.

Unrecognized Tax Benefits

As of July 1, 2012 and January 1, 2012, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $27.5 million and $27.5 million, respectively.

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

Classification of Interest and Penalties

Our policy is to classify interest and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of July 1, 2012 and January 1, 2012, the amount of accrued interest and penalties totaled $10.7 million and $9.8 million, respectively.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 13. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands, except per-share amounts)
Net income (loss) attributable to Cypress	$4,977	$40,823	$(14,484)	$96,197
Weighted-average common shares	151,765	168,723	152,894	170,034
Weighted-average diluted shares	164,605	192,276	152,894	196,110
Net income (loss) per share- basic	$0.03	$0.24	$(0.09)	$0.57
Net income (loss) per share- diluted	$0.03	$0.21	$(0.09)	$0.49

For the three and six months ended July 1, 2012, approximately 7.2 million and 18.5 million weighted common stock equivalents, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

For the three and six months ended July 3, 2011, approximately 1.6 million and 1.5 million weighted common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 14. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

During the three months ended April 1, 2012, we realigned our operating segments as part of our continued efforts to better allocate key management resources and to focus on our core markets, such as our programmable products including our flagship programmable system-on-chip (“PSoC®”) solution and its derivatives, universal serial bus (“USB”), including the high performance West Bridge solutions, and our industry leading high performance static random access memory (“SRAM”) solutions. Accordingly, beginning with the three months ended April 1, 2012, we have reported our financial results under the following business segments:

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

The following tables set forth certain information relating to our reportable business segments under the new reporting structure:

Revenue:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Programmable Systems Division	$96,114	$124,034	$177,650	$218,882
Memory Products Division	82,949	97,401	164,828	202,268
Data Communications Division	20,407	32,203	40,353	65,015
Emerging Technologies Division	1,830	1,340	3,559	1,923

Total revenue	$201,300	$254,978	$386,390	$488,088

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Income (Loss) before Income Taxes:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
		(In thousands)
Programmable Systems Division	$3,486	$24,317	$(649)	$32,901
Memory Products Division	33,117	39,182	64,616	78,668
Data Communications Division	225	4,491	267	10,721
Emerging Technologies Division	(5,929)	(4,914)	(12,375)	(9,819)
Unallocated items:
Stock-based compensation	(22,230)	(29,740)	(50,967)	(50,577)
Patent license fee	—	—	(7,100)	—
Amortization of acquisition-related intangibles	(731)	(731)	(1,463)	(1,429)
Restructuring charges	(989)	(3,798)	(1,217)	(4,532)
Changes in value of deferred compensation plan	(530)	(46)	25	(208)
Gain on divestiture	—	—	—	34,291
Charitable donation of building	—	—	—	(4,125)
Impairment of assets and other	(1,270)	(2,552)	(3,294)	(3,142)

Income (loss) before income taxes	$5,149	$26,209	$(12,157)	$82,749

Geographical Information

The following table presents our revenues by geographical locations:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
		(In thousands)
United States	$27,846	$28,185	$55,034	$59,306
Europe	18,933	30,405	42,306	65,825
Asia:
China	68,723	100,208	128,100	179,594
South Korea	26,702	32,473	48,133	54,666
Rest of the World	59,096	63,707	112,817	128,697

Total revenue	$201,300	$254,978	$386,390	$488,088

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Depreciation:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
		(In thousands)
Programmable Systems Division	$5,033	$6,551	$9,311	$11,565
Memory Products Division	4,380	5,120	8,673	10,663
Data Communications Division	1,148	1,710	2,244	3,444
Emerging Technologies Division	1,107	112	2,122	194

Total depreciation	$11,668	$13,493	$22,350	$25,866

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	July 1, 2012	January 1, 2012
	(In thousands)
United States	$181,523	$187,438
Philippines	72,930	75,323
Other	21,610	22,218

Total property, plant and equipment, net	$276,063	$284,979

We track our assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, our chief operating decision maker does not review asset information on a segment basis.

Customer Information

Outstanding accounts receivable from Arkian, a distributor, accounted for 20% of our consolidated accounts receivable as of July 1, 2012. Outstanding accounts receivable from Arrow Electronics, Inc., Arkian and Avnet, Inc., three of our distributors, accounted for 14%, 14% and 11% of our consolidated accounts receivable as of January 1, 2012, respectively.

Revenue generated through Avnet, Inc., Macnica, Inc. and Arkian accounted for 12%, 12% and 12%, respectively, of our consolidated revenue for the three months ended July 1, 2012. Revenue generated through Avnet, Inc., Arkian and Macnica, Inc. accounted for 13%, 11% and 11%, respectively, of our consolidated revenue for the six months ended July 1, 2012. Samsung Electronics (“Samsung”), an end customer, purchases our products from certain of our distributors, primarily from Arkian. Shipments made by our distributors to Samsung during the three and six months ended July 1, 2012 accounted for 12% and 12% of our consolidated revenue, respectively.

For the three and six months ended July 3, 2011, two global distributors accounted for 26% and 24% of our total revenues. No one end customer accounted for more than 10% of our total revenues.

NOTE 15. SUBSEQUENT EVENTS

On July 26, 2012, we entered into a short-term yield enhancement structured agreement with a maturity of less than 45 days at an aggregate price of approximately $14.5 million. Under this agreement, we can receive up to 1.5 million shares of our common stock or up to $0.4 million in cash depending on the closing market price at the expiration of each agreement based on a pre-determined price.

We enter into yield enhanced structured agreements based upon a comparison of the yields available in the financial markets for similar maturities against the expected yield to be realized per the structured agreement and the related risks associated with this type of arrangement. We believe the risk associated with these types of agreements is no different than alternative investments available to us with equivalent counterparty credit ratings. All counterparties to a yield enhancement program have a credit rating of at least Aa2 or A as rated by major independent rating agencies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, which are discussed in the “Forward-Looking Statements” section under Part I of this Quarterly Report on Form 10-Q.

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

Results of Operations

Revenues

The following table summarizes our consolidated revenues by segments under the new reporting structure:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Programmable Systems Division	$96,114	$124,034	$177,650	$218,882
Memory Products Division	82,949	97,401	164,828	202,268
Data Communications Division	20,407	32,203	40,353	65,015
Emerging Technologies Division	1,830	1,340	3,559	1,923

Total Revenues	$201,300	$254,978	$386,390	$488,088

Programmable Systems Division:

Revenues from the Programmable Systems Division decreased by $27.9 million in the second quarter of fiscal 2012 and $41.2 million in the first half of fiscal 2012, or approximately 22.5% and 18.8%, respectively, compared to the same prior-year periods. These decreases were primarily attributable to a decline in sales of our PSoC platform family of devices and a decline in sales of our TrueTouch® touchscreen products. The decrease in our TrueTouch® revenue stream was primarily due to a decrease in revenue from our handset and tablet customers and lower average selling prices.

Memory Products Division:

Revenues from the Memory Products Division decreased by approximately $14.5 million in the second quarter of fiscal 2012 and $37.4 million in the first half of fiscal 2012, or approximately 14.8% and 18.5%, respectively, compared to the same prior-year periods. The decrease in MPD revenue in the second quarter of fiscal 2012 and the first half of fiscal 2012 was primarily attributable to a $11.7 million and $20.2 million decrease in revenue of our SRAM products driven by the decreased demand from wireless and wireline end customers, a $7.6 million decrease in revenue due to the divestiture of our Image Sensors business unit during the three months ended April 3, 2011, a $1.6 million and $3.6 million decrease in revenue of SPCM (dual-port memories) products, and a $1.1 million and $3.8 million decrease in revenue of our general-purpose programmable clocks.

Data Communications Division:

Revenues from the Data Communications Division decreased by $11.8 million in the second quarter of fiscal 2012 and $24.7 million in the first half of fiscal 2012, or approximately 36.6% and 37.9%, respectively, compared to the same prior-year periods primarily due to the decreases in sales of our West Bridge controllers and other USB-related products.

Emerging Technologies Division:

Revenues from Emerging Technologies Division increased by $0.5 million in the second quarter of fiscal 2012 and $1.6 million in the first half of fiscal 2012, respectively, compared to the same prior-year periods primarily due to the overall increase in demand as certain of our Emerging Technologies have begun initial production ramps.

* Cost of Revenues/Gross Margins

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Cost of revenues	$94,531	$115,958	$187,840	$220,292
Gross Margin	53.0%	54.5%	51.4%	54.9%

Gross margin percentage decreased to 53.0% in the second quarter of fiscal 2012 from 54.5% in the second quarter of fiscal 2011 and decreased to 51.4% in the first half of fiscal 2012 from 54.9% in the first half of fiscal 2011. In the second quarter of fiscal 2012 gross margin decreased by 1.5 percentage points compared to the second quarter of fiscal 2011 primarily due to product mix and lower fixed cost absorption in our factories.

In the first half of fiscal 2012 gross margin decreased by 3.5 percentage points compared to the first half of fiscal 2011 primarily due to (i) $7.1 million patent license fee recorded during the three months ended April 1,2012 related to a Patent License Agreement discussed in Note 8 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 and (ii) the impact of the negative gross margins of our majority-owned subsidiaries (i.e., Emerging Technologies), particularly Deca Technologies, Inc. which has commenced revenue generating activities during the first half of fiscal 2012.

Research and Development (“R&D”) Expenses

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
R&D expenses	$47,946	$49,278	$95,914	$97,143
As a percentage of revenues	23.8%	19.3%	24.8%	19.9%

R&D expenditures decreased by $1.3 million in the second quarter of fiscal 2012 compared to the same prior-year period. The decrease was primarily attributable to a decrease in variable bonus-related expenses of $2.7 million and a decrease in stock-based compensation of $1.4 million. These decreases were partially offset by an increase in purchased technology of $1.0 million. As a percentage of revenues, R&D expenses were higher in the second quarter of fiscal 2012 driven by the decrease in total revenues in the same quarter.

R&D expenditures decreased by $1.2 million in the first half of fiscal 2012 compared to the same prior-year period. The decrease was primarily attributable to a decrease in direct and indirect labor expenses, particularly variable bonus-related expenses. As a percentage of revenues, R&D expenses were higher in the first half of fiscal 2012 driven by the decrease in total revenues in the same period.

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

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
SG&A expenses	$51,955	$58,482	$112,448	$117,134
As a percentage of revenues	25.8%	22.9%	29.1%	24.0%

SG&A expenses decreased by $6.5 million in the second quarter of fiscal 2012 compared to the same prior-year period. The decrease was primarily attributable to a $7.2 million decrease in stock-based compensation, a $3.3 million decrease in direct and indirect labor expenses, particularly a $1.8 million decrease in variable bonus-related expenses, and a $1.1 million decrease in marketing and advertising expenses primarily due to the annual sales conference which took place in the first quarter of fiscal 2011 and took place in the second quarter of fiscal 2012. These decreases were partially offset by a $2.1 million increase in professional and legal fees due to the sale of certain patents in the first quarter of fiscal 2011 and a $2.0 million increase for acquisition related costs.

SG&A expenses decreased by $4.7 million in the first half of fiscal 2012 compared to the same prior-year period. The decrease was primarily attributable to $5.4 million decrease in direct and indirect labor expenses, particularly a $3.4 million decrease in variable bonus-related expenses and a $4.0 million decrease in fixed asset write-offs from the donation of a building to a charitable organization in the first quarter of fiscal 2011. These decreases were partially offset by a $3.3 million increase in professional and legal fees due to the sale of certain patents in the first quarter of fiscal 2011 and $1.8 million increase in stock-based compensation which was primarily due to the additional compensation expense related to the vesting acceleration of certain performance-based awards discussed in Note 7 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

Gain on Divestiture

As part of our continued efforts to focus on programmable products including our flagship PSoC® programmable system-on-chip solutions and our TrueTouch™ touch-sensing controllers, we divested our image sensors product families by selling them to ON Semiconductor Corporation for a total cash consideration of $34.0 million during the three months ended April 3, 2011. In connection with the divestiture, we recorded a gain of $34.3 million in our Condensed Consolidated Statement of Operations for the three months ended April 3, 2011. We did not have any divestitures during the six months ended July 1, 2012.

Income Taxes

Our income tax expense was $0.5 million for the three months ended July 1, 2012 and tax benefit was $14.4 million for the three months ended July 3, 2011. Our income tax expense was $3.0 million and tax benefit was $13.1 million for the six months ended July 1, 2012 and July 3, 2011, respectively. The tax provision for the second quarter of fiscal 2012 and first half of fiscal 2012 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions. The tax benefit for the second quarter and first half of fiscal 2011 was primarily attributable to a release of previously accrued taxes and interest of $18.4 million due to the completion of an income tax examination, and expired statutes of limitations in foreign jurisdictions, partially offset by non-U.S. taxes on income earned in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information regarding our cash and investments and working capital:

	As of
	July 1, 2012	January 1, 2012
	(In thousands)
Cash and cash equivalents	$118,262	$99,717
Short-term investments	92,542	66,613

Total cash, cash equivalents and short-term investments	$210,804	$166,330

Total current assets	$481,616	$405,650
Total current liabilities	350,250	326,460

Working capital	$131,366	$79,190

Key Components of Cash Flows

	Six Months Ended
	July 1, 2012	July 3, 2011
	(In thousands)
Net cash provided by operating activities	$59,630	$112,213
Net cash provided by (used in) investing activities	$(47,984)	$77,335
Net cash provided by (used in) financing activities	$6,899	$(172,578)

Six Months Ended July 1, 2012:

During the six months ended July 1, 2012, cash and cash equivalents increased by approximately $18.5 million primarily due to the cash we generated from our operating and financing activities of approximately $59.6 million and $6.9 million, respectively. This increase was partially offset by the $48.0 million cash we used in our financing activities, principally related to our purchase of available-for-sale investments and acquisition of property, plant and equipment.

Operating Activities

The $59.6 million cash generated from our operating activities during the six months ended July 1, 2012 was primarily due to $80.0 million in net favorable non-cash adjustments to our net income, an increase in accounts payable and other liabilities, partially offset by the increase in accounts receivable, an increase in other current and long-term assets and a decrease in deferred income on sales to distributors.

The key changes in our working capital as of July 1, 2012 compared to January 1, 2012 were as follows:

•	Total cash, cash equivalents and short-term investments increased by $44.5 million primarily due to the line of credit and Credit Facility proceeds.

•	Accounts receivable increased by $22.7 million primarily due to an increase in distributor shipments.

•	Other current assets increased by $9.8 million primarily due to an increase in miscellaneous receivables and prepaid expenses.

•	Net borrowings of $153 million in the first half of fiscal 2012 from the Credit Facility.

•

Other current liabilities increased by $16.2 million primarily due to the accrual of a patent license fee related to a Patent License Agreement discussed in Note 8 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

•	Dividends payable increased by $2.9 million due to the increase in dividend per share from $0.09 to $0.11.

Investing Activities

During the six months ended July 1, 2012, we used approximately $48.0 million of cash from our investing activities primarily due to $81.8 million of purchases of available-for-sale investments, $19.7 million of cash used for property and equipment expenditures and $7.2 million of cash was used for other investing activities, partially offset from net proceeds from the sales or maturities of investments totaling $60.4 million.

Financing Activities

During the six months ended July 1, 2012, we generated approximately $6.9 million of cash in our financing activities. The net cash provided by our financing activities was primarily due to $203.0 million of cash we drew from our line of credit and Credit Facility and $10.0 million of net proceeds from the issuance of common shares under our employee stock plans, partially offset by the $97.9 million of cash we used to repurchase shares of our stock in the open market, $57.7 million used to repay equipment leases and loans, $20.0 million payments related to statutory income tax withholdings on vested restricted stock awards in lieu of issuing shares of stock (considered as part of our stock buyback program) and $30.5 million dividends paid.

Six Months Ended July 3, 2011:

Operating Activities

During the six months ended July 3, 2011, net cash provided by operating activities was $112.2 million which was primarily driven by higher net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation and partially offset by the gain on divestiture and changes in our working capital.

Investing Activities

During the six months ended July 3, 2011, we generated approximately $77.3 million of cash from our investing activities which was primarily due to $97.7 million of net proceeds from the sales or maturities and purchases of available-for-sale investments and $34 million in proceeds from the sale of our Image Sensors business unit, partially offset by $53.6 million of property and equipment expenditures.

Financing Activities

During the six months ended July 3, 2011, we used approximately $172.6 million of cash in our financing activities. The net cash used in our financing activities was primarily due to $101.5 million of cash we used to repurchase shares of our stock in the open market, $127.8 million cash used for our yield enhancement structured agreements settling in our stock, and $41.4 million payments related to statutory income tax withholdings on vested restricted stock awards in lieu of issuing shares of stock (considered as part of our stock buyback program), partially offset by $49.9 million cash we received related to our yield enhancement structured agreements settling in cash and $$48.2 million net proceeds from the issuance of common shares under our employee stock plans.

Liquidity and Contractual Obligations

Liquidity

Stock Buyback Programs:

On September 20, 2011, our Board of Directors authorized a new $400 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, other uses of cash, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our board of directors. For the three months ended July 1, 2012, we used approximately $19.9 million from this program to repurchase approximately 1.5 million shares at an average share price of $13.05. Since we announced the new $400 million stock buyback program in September 2012 through the end of the second quarter of fiscal 2012, we used approximately $197.7 million from this program to repurchase approximately 12.7 million shares at an average share price of $15.62. As of July 1, 2012, the remaining authorized amount that can be used to repurchase shares under the program was approximately $202.3 million.

Contractual Obligations

The following table summarizes our contractual obligations as of July 1, 2012:

	Total	2012	2013 and 2014	2015 and 2016	After 2016
	(In thousands)
Purchase obligations (1)	$76,840	$76,296	$544	$—	$—
Operating lease commitments	22,617	4,561	9,709	5,707	2,640
Capital lease commitments	17,459	1,468	5,873	9,518	600
Patent license fee commitments (2)	19,809	14,009	—	5,800	—

Total contractual obligations	$136,725	$96,334	$16,126	$21,025	$3,240

(1)	Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

(2)	On April 30, 2012, we entered into a patent license agreement whereby we have committed to pay a total patent license fee of $14.0 million in fiscal 2012. We have also committed to pay another $5.8 million on or before April 30, 2016 representing fees for future purchases of patents and patent related services.

As of July 1, 2012, our unrecognized tax benefits were $27.5 million, which were classified as long-term liabilities. We believe it is possible that we may recognize approximately $2.5 million to $3.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Equity Investment Commitments

As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 – Financial Statements, we have committed to purchase additional preferred stock from a company in a series of subsequent closings subject to certain performance milestones that must be fulfilled within a defined and agreed upon timeline. Our future commitment to purchase additional preferred stock is approximately $0.6 million in fiscal 2012, $60.8 million in fiscal 2013 and $17.8 million in fiscal 2014 subject to the attainment of certain milestones and the timing of additional capital requests which could vary substantially.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining cash in interest-bearing and highly liquid cash equivalents, debt securities and the purchase of our stock through our stock buyback program and payments of regularly scheduled cash dividends. As of July 1, 2012, in addition to $118.3 million in cash and cash equivalents, we had $92.5 million invested in short-term investments for a total cash and short-term investment position of $210.8 million that is available for use in our current operations.

As of July 1, 2012, approximately 21% of our cash, cash equivalents and available-for-sale investments are funds held outside the United States. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local, political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended
	July 1, 2012	July 3, 2011
	(In thousands, except per share amounts)
Non-GAAP gross margin	$114,802	$145,732
Non-GAAP research and development expenses	$42,555	$42,280
Non-GAAP selling, general and administrative expenses	$41,144	$40,677
Non-GAAP operating income	$31,104	$62,775
Non-GAAP net income attributable to Cypress	$30,298	$62,993
Non-GAAP net income per share attributable to Cypress- diluted	$0.18	$0.32

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

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended
	July 1, 2012	July 3, 2011
	(In thousands, except per share amounts)
GAAP gross margin	$106,769	$139,020
Stock-based compensation expense	7,759	6,714
Changes in value of deferred compensation plan	(40)	(2)
Impairment of assets and others	314	—

Non-GAAP gross margin	$114,802	$145,732

GAAP research and development expenses	$47,946	$49,278
Stock-based compensation expense	(5,480)	(6,941)
Changes in value of deferred compensation plan	89	(57)

Non-GAAP research and development expenses	$42,555	$42,280

GAAP selling, general and administrative expenses	$51,955	$58,482
Stock-based compensation expense	(8,991)	(16,085)
Acquisition-related expense	(2,003)	—
Changes in value of deferred compensation plan	183	3
Loss on sale of asset	—	(1,901)
Impairment of assets and other	—	178

Non-GAAP selling, general and administrative expenses	$41,144	$40,677

GAAP operating income (loss)	$5,148	$26,731
Stock-based compensation expense	22,230	29,740
Changes in value of deferred compensation plan	(312)	52
Acquisition-related expenses	2,734	731
Restructuring charges	989	3,798
Loss on sale of asset	—	1,901
Impairment of assets and others	315	(178)

Non-GAAP operating income	$31,104	$62,775

GAAP net income (loss) attributable to Cypress	$4,977	$40,823
Stock-based compensation	22,230	29,740
Impairment of assets and other	315	(178)
Acquisition-related expenses	2,734	731
Restructuring charges	989	3,798
Changes in value of deferred compensation plan	530	46
Investment-related gains/losses	—	(18)
Loss on sale of asset	—	1,901
Loss on foreign currency transactions	(1,049)	—
Tax effects	(428)	(13,850)

Non-GAAP net income attributable to Cypress	$30,298	$62,993

GAAP net income (loss) per share attributable to Cypress-diluted	$0.03	$0.21
Stock-based compensation expense and other	0.14	0.15
Restructuring charges	0.01	0.02
Acquisition-related expenses	0.02	—
Loss on sale of asset	—	0.01
Loss on foreign currency transactions	(0.01)	—
Tax effects	—	(0.07)
Non-GAAP share count adjustment	(0.01)	—

Non-GAAP net income attributable to Cypress- diluted	$0.18	$0.32

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

We are also exposed to interest rate risk related to our indebtedness, which includes our senior secured revolving credit facility. For further information, see “Note 9 Debt and Equity Transactions” in Part I, Item 1 of this Form 10-Q. A hypothetical increase in interest rates of 1.0% would result in a corresponding change in interest expense of approximately $1.5 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 1, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information required by this item is included in Note 8 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

Aside from the risk factors below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended January 1, 2012.

We utilize debt financing and such indebtedness could adversely affect our business, financial condition, results of operations, earnings per share and our ability to meet our payment obligations.

We routinely incur indebtedness to finance our operations and from time to time we have significant amounts of outstanding indebtedness and substantial debt service requirements. On June 26, 2012, we entered into a five-year senior secured revolving credit facility for up to $430 million with a group of lenders led by Morgan Stanley Senior Funding, Inc. The credit facility contains customary affirmative, negative and financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio, minimum fixed charge coverage ratio, and a minimum liquidity of at least $150 million. Our ability to meet our payment and other obligations and covenants under our indebtedness depends on our ability to generate significant cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any amended credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations under indebtedness we may under take from time to time. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under any indebtedness we owe. As of July 1, 2012, our outstanding debt included $17.5 million in capital leases, $12.8 million in equipment loans and $153 million taken down from our recent credit facility. See Note 9 for more information on our new credit facility, Note 9 for more information on equipment loans, Note 8 for more information on capital leases and Note 5 for more information on advances received for the sale of auction rate securities.

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

The table below sets forth information with respect to repurchases of our common stock made during the half of fiscal 2012 under this program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
	(In thousands, except per-share amounts)
Remaining balance available for purchases at the beginning of the period				$320,189
Repurchases during Q1-2012 (1):
January 2, 2012—January 29, 2012	97	$16.90	97	$318,543
January 30, 2012—February 26, 2012	1,087	$17.87	1,087	$299,124
February 27, 2012—April 1, 2012	4,887	$15.75	4,887	$222,160

Total repurchases during Q1-2012	6,071	$16.15	6,071	$222,160

Repurchases during Q2-2012 (1):
April 2, 2012—April 29, 2012	6	$15.14	6	$222,077
April 30, 2012—May 27, 2012	1,402	$13.09	1,402	$203,715
May 28, 2012—July 1, 2012	115	$12.44	115	$202,282

Total repurchases during Q2-2012	1,523	$13.05	1,523	$202,282

Grand total repurchases during Q1 and Q2 2012	7,594		7,594

(1)	Monthly information is presented by reference to the Company’s fiscal months during the first half of fiscal 2012.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II—OTHER INFORMATION (Continued)

ITEM 5.    OTHER INFORMATION

Quarterly Executive Incentive Payments

On August 3, 2012, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved incentive payments to our executive officers for the second quarter of fiscal 2012 performance incentive plans. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our non-GAAP profit-before-taxes percentage as well as individual strategic, operational and financial goals established for each executive. The following table sets forth the cash payments to our Named Executive Officers under the KEBP and the PBP in the second quarter of fiscal 2012:

Named Executive Officers	KEBP	PBP
T.J. Rodgers, President and Chief Executive Officer	—	$2,787
Christopher Seams, Executive Vice President, Sales, Marketing and Operations	$881	—
Brad W. Buss, Executive Vice President, Finance & Administration and Chief Financial Officer	$853	—
Paul Keswick, Executive Vice President, New Product Development	$312	—
Cathal Phelan, Executive Vice President, Consumer and Computation Division	—	—

Mr. Paul Keswick, our Executive Vice President of New Product Development, was paid an incentive payment amounting to $8,967 in accordance with the terms of our Design Bonus Plan (the “DBP”). The payment amount was determined based upon the performance of Mr. Keswick during the second quarter of fiscal 2012. Mr. Keswick is the only named executive officer participant to the DBP as it is a bonus plan available to our design and certain product development engineers.

Additionally, there were incentive payments for the second quarter of fiscal 2012 under the KEBP, totaling $2,768, to five other senior executive officers who are not Named Executive Officers.

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: August 3, 2012	By:	/s/ BRAD W. BUSS
Brad W. Buss
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Incorporated by References
Exhibit Number	Description	Form	Filing Date	File No.	Filed Herewith

10.31	Credit and Guaranty Agreement - Revolving Credit Facility.	8-K	6/26/2012	001-10079	—

10.32	Pledge and Security Agreement.	8-K	6/26/2012	001-10079	—

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

101.INS*†	XBRL Instance Document.	—	—	—	—

101.SCH*†	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF*†	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB*†	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	—

101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Furnished herewith.