Form 10-Q
period 2012-09-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2012-11-02
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The total number of outstanding shares of the registrant’s common stock as of October 26, 2012 was 142,963,722.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our manufacturing strategy, the expected timing and costs related to our acquisition of Ramtron International Corporation, our expectation regarding dividends and stock repurchases, the application of our 2011 prepayments to Grace, our expectations regarding future technology transfers and other licensing arrangements, our expectations regarding the timing and cost of our restructuring liabilities, expected purchases by IV, the percentage of PARs share we expect to vest, our expectations regarding our active litigation matters, our intention to appeal the GSI ruling and our intent to defend ourselves in those matters; our foreign currency exposure and the impact exchange rates could have on our operating margins, the adequacy of our cash and working capital positions, the value and liquidity of our investments, including auction rate securities and our other debt investments, our ability to recognize certain unrecognized tax benefits within the next twelve months as well as the resolution of agreements with various foreign tax authorities, our investment strategy, the impact of interest rate fluctuations on our investments, the volatility of our stock price and the impact of new accounting standards on our financial statements. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets and consumers we serve and our investments; the current credit conditions; our ability to expand our customer base, our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; changes in the law, the results of our pending tax examinations; our ability to achieve liquidity in our investments, the failure or success of our Emerging Technology division and/or the materialization of one or more of the risks set forth above or in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

ITEM 1.	FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS*

	September 30, 2012	January 1, 2012
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$162,329	$99,717
Short-term investments	57,116	66,613
Accounts receivable, net	125,202	103,524
Inventories	89,310	92,304
Other current assets	48,972	43,492

Total current assets	482,929	405,650
Property, plant and equipment, net	270,243	284,979
Goodwill	31,836	31,836
Intangible assets, net	5,139	8,626
Other long-term assets	88,877	78,999

Total assets	$879,024	$810,090

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$54,907	$52,868
Accrued compensation and employee benefits	42,282	41,679
Deferred margin on sales to distributors	169,551	150,568
Dividends payable	16,057	13,786
Income taxes payable	5,370	4,629
Other current liabilities	74,737	62,930

Total current liabilities	362,904	326,460
Deferred income taxes and other tax liabilities	39,140	38,610
Loan payable	198,000	—
Other long-term liabilities	42,995	47,178

Total liabilities	643,039	412,248

Commitments and contingencies (Note 8)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 285,186 and 278,812 shares issued; 145,669 and 154,174 shares outstanding at September 30, 2012 and January 1, 2012, respectively	2,851	2,780
Additional paid-in-capital	2,619,422	2,579,348
Accumulated other comprehensive income (loss)	(421)	(1,940)
Accumulated deficit	(326,315)	(326,163)

Stockholders’ equity before treasury stock, total	2,295,537	2,254,025
Less: shares of common stock held in treasury, at cost; 139,517 and 124,638 shares at September 30, 2012 and January 1, 2012, respectively	(2,053,254)	(1,853,758)

Total Cypress stockholders’ equity	242,283	400,267
Noncontrolling interest	(6,298)	(2,425)

Total equity	235,985	397,842

Total liabilities and equity	$879,024	$810,090

*	Amounts as of September 30, 2012 are unaudited. Amounts as of January 1, 2012 were derived from the January 1, 2012 audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands, except per-share amounts)
Revenues	$203,015	$264,743	$589,404	$752,832

Costs and expenses (credits):
Cost of revenues	92,959	115,789	280,798	336,081
Research and development	46,908	46,266	142,822	143,409
Selling, general and administrative	47,328	55,453	159,776	172,587
Amortization of acquisition-related intangible assets	707	731	2,169	2,160
Restructuring costs	66	871	1,283	5,404
Gain on divestiture	—	—	—	(34,291)

Total costs and expenses, net	187,968	219,110	586,848	625,350

Operating income (loss)	15,047	45,633	2,556	127,482
Interest and other income (expense), net	(1,330)	(1,833)	(996)	(932)

Income (loss) before income taxes and noncontrolling interest	13,717	43,800	1,560	126,550
Income tax provision (benefit)	(241)	4,057	2,741	(9,026)

Income (loss), net of taxes	13,958	39,743	(1,181)	135,576
Adjust for net loss attributable to noncontrolling interest	374	238	1,030	602

Net income (loss) attributable to Cypress	$14,332	$39,981	$(151)	$136,178

Net income (loss) per share attributable to Cypress:
Basic	$0.10	$0.24	$—	$0.81
Diluted	$0.09	$0.22	$—	$0.71
Cash dividend declared per share	$0.11	$0.09	$0.33	$0.18
Shares used in net income (loss) per share calculation:
Basic	147,673	163,867	151,153	167,979
Diluted	160,300	183,282	151,153	191,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Net income (loss)	$13,958	$39,743	$(1,181)	$135,576

Other comprehensive income (loss), net of tax:
Change in net unrealized gains on available-for-sale investments	(1,009)	134	1,519	1,055
Other	—	(221)	—	79

Other comprehensive income	(1,009)	(87)	1,519	1,134

Comprehensive income (loss)	12,949	39,656	338	136,710
Adjust for net loss attributable to noncontrolling interest	374	238	1,030	602

Comprehensive income (loss) attributable to Cypress	$13,323	$39,894	$1,368	$137,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2012	October 2, 2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,181)	$135,576
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	67,068	75,412
Depreciation and amortization	37,877	42,361
Deferred income taxes and other tax liabilities	448	(13,313)
Restructuring costs	1,282	5,404
Loss on sale or retirement of property and equipment, net	821	1,396
Contribution of asset	—	4,000
Gain on divestiture	—	(34,291)
Gain (loss) on sale of investment, net	(149)	74
Loss on write-down of asset	1,474	1,982
Changes in operating assets and liabilities, net of effects of a divestiture:
Accounts receivable	(21,678)	(16,198)
Inventories	1,873	(14,285)
Other current and long-term assets	(10,186)	(17,424)
Accounts payable and other liabilities	21,063	10,327
Deferred margin on sales to distributors	18,983	37,306

Net cash provided by operating activities	117,695	218,327

Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	112,137	197,510
Purchases of available-for-sale investments	(97,527)	(91,877)
Net contributions (distributions) of deferred compensation plan	310	2,244
Acquisition of property, plant and equipment	(25,204)	(71,798)
Proceeds from sales of property, plant and equipment	13	1,176
Proceeds from divestiture	—	34,025
Cash paid for other investments	(7,203)	(3,911)

Net cash provided by (used in) investing activities	(17,474)	67,369

Cash flows from financing activities:
Repurchase of common shares	(179,257)	(363,995)
Loan payable proceeds	248,000	—
Withholding of common shares for tax obligations on vested restricted shares	(20,239)	(43,319)
Proceeds from financing equipment	—	11,686
Payment of dividends	(47,170)	(15,262)
Proceeds from issuance of common shares under employee stock plan	20,361	56,980
Payments of equipment leases and loans, net	(59,737)	—
Yield enhancement structured agreements settled in stock	—	(180,636)
Yield enhancement structured agreements settled in cash, net	433	49,927

Net cash used in financing activities	(37,609)	(484,619)

Net increase (decrease) in cash and cash equivalents	62,612	(198,923)
Cash and cash equivalents, beginning of period	99,717	263,183

Cash and cash equivalents, end of period	$162,329	$64,260

Supplemental disclosures:
Dividends payable	$16,057	$13,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. We end our quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2012 has 52 weeks and fiscal 2011 had 52 weeks. The third quarter of fiscal 2012 ended on September 30, 2012 and the third quarter of fiscal 2011 ended on October 2, 2011.

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

The results for the three and nine months ended September 30, 2012, and specifically the cost of goods sold, included approximately $1.5 million and $1.2 million, respectively, of inventory-related charges that related to prior periods. As management and the Audit Committee believe this error is not material to any prior years’ financial statements and the impact of correcting these errors in the current year is not expected to be material to the full year fiscal 2012 financial statements, we recorded the correction of these errors in the third quarter of fiscal 2012.

The condensed consolidated results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE 2. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying amount of goodwill at September 30, 2012 was $31.8 million in the Programmable Systems Division (“PSD”) and was unchanged from the balance at January 1, 2012. PSD is the only reportable business segment with goodwill.

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

Intangible Assets

The following table presents details of our intangible assets:

	As of September 30, 2012			As of January 1, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$95,134	$(90,951)	$4,183	$95,134	$(88,782)	$6,352
Non-acquisition related intangible assets	10,898	(9,942)	956	10,648	(8,374)	2,274

Total intangible assets	$106,032	$(100,893)	$5,139	$105,782	$(97,156)	$8,626

As of September 30, 2012, the estimated future amortization expense of intangible assets was as follows:

(In thousands)
2012 (remaining three months)	$1,176
2013	3,435
2014	528

Total future amortization expense	$5,139

NOTE 3. RESTRUCTURING

For the three and nine months ended September 30, 2012, we recorded restructuring charges of $0.1 million and $1.3 million, respectively. For the three and nine months ended October 2, 2011, we recorded restructuring charges of $0.9 million and $5.4 million, respectively. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

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

(In thousands)
Balance as of January 1, 2012	$1,955
Cash payments	(372)

Balance as of April 1, 2012	1,583
Provision	725
Cash payments	(185)

Balance as of July 1, 2012	2,123
Cash payments	(367)
Non-cash charges	294

Balance as of September 30, 2012	$2,050

The restructuring liability as of September 30, 2012 under the Fiscal 2011 Restructuring Plan related primarily to personnel costs and is expected to be paid out within the next twelve months.

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

To date, we have recorded total restructuring charges of $4.1 million under the Fiscal 2010 Restructuring Plan, which was all related to personnel costs. As of September 30, 2012, the outstanding restructuring liability under the Fiscal 2010 Restructuring Plan was primarily related to severance and benefits of our employees. We expect to substantially complete the activities and fully pay out the remaining restructuring liability under this program within the next twelve months.

The restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Balance as of January 1, 2012	$1,885
Provision	100
Cash payments	(1,291)

Balance as of April 1, 2012	694
Provision	200
Cash payments	(127)

Balance as of July1, 2012	$767
Cash payments	(31)

Balance as of September 30, 2012	$736

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

The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Condensed Consolidated Balance Sheets was $6.9 million as of September 30, 2012 and January 1, 2012.

NOTE 4. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	September 30, 2012	January 1, 2012
	(In thousands)
Accounts receivable, gross	$129,029	$107,433
Allowance for doubtful accounts receivable and sales returns	(3,827)	(3,909)

Total accounts receivable, net	$125,202	$103,524

Inventories

	As of
	September 30, 2012	January 1, 2012
	(In thousands)
Raw materials	$4,509	$4,474
Work-in-process	61,006	63,552
Finished goods	23,795	24,278

Total inventories	$89,310	$92,304

Other Current Assets

	As of
	September 30, 2012	January 1, 2012
	(In thousands)
Prepaid expenses	$24,230	$24,664
Prepayment to Grace	7,692	2,164
Assets held for sale	6,913	6,913
Sales and use tax receivable	4,695	4,194
Other current assets	5,442	5,557

Total other current assets	$48,972	$43,492

Prepayment to Grace

In fiscal 2011, we made certain pre-payments to Grace Semiconductor Manufacturing Corporations (“Grace”), a strategic foundry partner, to secure a certain supply of wafers. The pre-payments made in fiscal 2011 are expected to be applied to purchases of wafers from Grace. At September 30, 2012, the unapplied pre-payment balance was approximately $7.7 million and was recorded as part of “Other current assets” in the Condensed Consolidated Balance Sheet because if we do not use all the pre-payment against our purchases of wafers from Grace within the next twelve months, Grace will return to us any portion of the unused pre-payment.

Other Long-Term Assets

	As of
	September 30, 2012	January 1, 2012
	(In thousands)
Employee deferred compensation plan	$36,460	$32,976
Investments:
Debt securities	14,821	19,004
Equity securities	13,237	6,213
Prepayment to Grace-long-term portion	—	5,957
Prepaid patent license	5,659	—
Prepaid royalty	4,362	2,096
Other assets	14,338	12,753

Total other long-term assets	$88,877	$78,999

Other Current Liabilities

	As of
	September 30, 2012	January 1, 2012
	(In thousands)
Employee deferred compensation plan	$36,114	$32,485
Patent license liability (see Note 8)	7,000	—
Restructuring accrual (see Note 3)	3,005	4,061
Capital lease-current portion (see Note 8)	2,257	2,257
Equipment loan-current portion (see Note 9)	2,725	2,725
Rebates and concessions	4,024	200
Other current liabilities	19,612	21,202

Total other current liabilities	$74,737	$62,930

Deferred Income Taxes and Other Tax Liabilities

	As of
	September 30, 2012	January 1, 2012
	(In thousands)
Deferred income taxes	$111	$165
Non-current tax liabilities	39,029	38,445

Total deferred income taxes and other tax liabilities	$39,140	$38,610

Other Long-term Liabilities

	As of
	September 30, 2012	January 1, 2012
	(In thousands)
Advances received from the sale of Auction Rate Securities (“ARS”) (see Note 5)	$11,662	$16,390
Capital lease–long term portion (see Note 8)	13,417	12,982
Equipment loan–long term portion (see Note 9)	9,426	11,413
Other long term liabilities	8,490	6,393

Total other long-term liabilities	$42,995	$47,178

NOTE 5. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2012				As of January 1, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents:
Money market funds	$62,883	$—	$—	$62,883	$77,952	$—	$—	$77,952
Corporate notes/bonds	—	—	—	—	—	1,340	—	1,340
Commercial paper	—	37,749	—	37,749	—	—	—	—

Total cash equivalents	62,883	37,749	—	100,632	77,952	1,340	—	79,292

Short-term investments:
U.S. treasuries	10,027	—	—	10,027	10,072	—	—	10,072
Corporate notes/bonds	—	26,037	—	26,037	—	33,028	—	33,028
Federal agency	—	3,003	—	3,003	—	15,524	—	15,524
Commercial paper	—	16,484	—	16,484	—	7,189	—	7,189
Certificates of deposit	—	1,565	—	1,565	—	800	—	800

Total short-term investments	10,027	47,089	—	57,116	10,072	56,541	—	66,613

Long-term investments:
Auction rate securities	—	—	14,821	14,821	—	—	19,004	19,004
Marketable equity securities	6,057	—	—	6,057	3,013	—	—	3,013
Non-marketable equity securities	—	—	1,180	1,180	—	—	3,200	3,200

Total long-term investments	6,057	—	16,001	22,058	3,013	—	22,204	25,217

Employee deferred compensation plan:
Mutual funds	20,863	—	—	20,863	18,046	—	—	18,046
Equity securities	4,997	—	—	4,997	5,448	—	—	5,448
Fixed income	3,475	—	—	3,475	3,799	—	—	3,799
Cash equivalents	3,938	—	—	3,938	1,960	—	—	1,960
Money market funds	3,187	—	—	3,187	3,723	—	—	3,723

Total employee deferred compensation plan	36,460	—	—	36,460	32,976	—	—	32,976

Total financial assets	$115,427	$84,838	$16,001	$216,266	$124,013	$57,881	$22,204	$204,098

Financial Liabilities
Employee deferred compensation plan	$36,114	$—	$—	$36,114	$32,485	$—	$—	$32,485

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

Sale of Auction Rate Securities

In December 2011, we entered into a settlement and securities purchase agreement (the “Securities Agreement”) with a certain financial institution. Pursuant to the terms of the Securities Agreement, we agreed to sell to the financial institution certain of our ARS investments with an aggregate par value of approximately $19.1 million and carrying value of approximately $17.3 million at the time of sale for an aggregate sale price of approximately $16.4 million. Under the terms of the Securities Agreement, we have the option to repurchase from the financial institution any of the ARS we sold to them until November 30, 2013 for the amount at which the related ARS were sold plus agreed upon funding costs. Because of our ability to repurchase the ARS from the date of sale through November 30, 2013, we maintain effective control of these ARS. As such, we did not account for the transaction as a sale and recognized the sale consideration we received as “Advances received for the sale of ARS” under “Other long-term liabilities” in the Condensed Consolidated Balance Sheets. We will continue to account for these ARS as a financing arrangement until they are called or the expiration of our call option under the Securities Agreement.

For the nine months ended September 30, 2012 ARS with a par value of $5.0 million were called for redemption at par, which resulted in the reversal of an unrealized loss of $0.1 million.

The fair value of our investments in ARS was approximately $14.8 million and $19.0 million as of September 30, 2012 and January 1, 2012, respectively.

In the third quarter of fiscal 2012 and during the fourth quarter of fiscal 2011, we performed an analysis to assess the fair value of the ARS, not subject to the Securities Agreement, using a valuation model based on discounted cash flows. The assumptions used were the following:

	Q3-2012	Q4-2011
Years to liquidity	7	7
Discount rates *	1.01%-3.27%	1.75%-3.95%
Continued receipt of contractual interest which provides a premium spread for failed auctions	Yes	Yes

*	Discount rates incorporate a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the ARS were valued at approximately 93.2% and 90.9% of their stated par value as of September 30, 2012 and January 1, 2012, respectively, representing a decline in value of approximately $1.1 million and $1.9 million, respectively. These amounts were recorded as an unrealized loss in accumulated other comprehensive loss as of September 30, 2012 and January 1, 2012.

Level 3 Investments Measured Fair Value on a Recurring Basis

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

	Auction Rate Securities	Non-marketable Equity Securities
	(In thousands)
Balance as of January 1, 2012	$19,004	$3,200
Unrealized gain recorded in Other comprehensive income (loss)	817	—
Realized loss	—	(2,020)
Amount settled at par	(5,000)	—

Balance as of September 30, 2012	$14,821	$1,180

Level 3 Assets Measured at Fair Value on a Nonrecurring Basis

Certain of our assets, including intangible assets, goodwill and cost-method investments, are measured at fair value on a nonrecurring basis if impairment is indicated.

Investments in Equity Securities

Our investments in equity securities included long-term investments in non-marketable equity securities (investments in privately-held companies) of approximately $7.2 million and marketable equity securities (investments in publicly traded companies) of approximately $6.1 million as of September 30, 2012 ($3.2 million investments in non-marketable equity securities and $3.0 million investments in marketable equity securities as of January 1, 2012). Our privately-held equity investments are accounted for under the cost method as we have less than 20% ownership interest and we do not have the ability to exercise significant influence over the operations of the privately-held companies. These investments are periodically reviewed for other-than-temporary declines in fair value by considering available evidence, including general market conditions, financial condition, pricing in recent rounds of financing, if any, earnings and cash flow forecasts, recent operational performance and any other readily available market data. As a result of our recent evaluation, we determined that our investment in a certain privately-held company with an original carrying value of $4.0 million was impaired (fair value of $2.0 million). As such, we recognized an impairment loss of approximately $2.0 million in “Interest and other income, net” during nine months ended September 30, 2012 and we classified the investment as Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity. We had no impairment charges against our privately-held equity investments in the first three quarters of fiscal 2011.

In February 2012, we entered into a Stock Purchase Agreement (the “Agreement”) with a company that designs, develops and manufactures products in the area of advanced battery storage for mobile consumer devices. Pursuant to the terms of the Agreement, we purchased approximately $6 million of preferred stock from the company and have committed to purchase additional preferred stock in a series of subsequent closings subject to certain performance milestones that must be fulfilled within a defined and agreed upon timeline. Our future commitment to purchase additional preferred stock is approximately $0.6 million in fiscal 2012, $60.8 million in fiscal 2013 and $17.8 million in fiscal 2014 subject to the attainment of certain milestones and the timing of additional capital requests which could vary substantially. As of September 30, 2012, we own less than 10% of the company. If our future commitments are fully funded, we could become their majority shareholder. As of September 30, 2012, our initial investment of $6.0 million was recorded as part of our investments in non-marketable equity securities and included in the $7.2 million amount noted above.

There were no significant transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the first nine months of fiscal 2012.

NOTE 6. INVESTMENTS AND EMPLOYEE DEFERRED COMPENSATION PLAN

Available-For-Sale Securities

The following tables summarize our available-for-sale and other investments:

	As of September 30, 2012				As of January 1, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Reported as cash equivalents:
Money market funds	$62,883	$—	$—	$62,883	$77,952	$—	$—	$77,952
Corporate notes/bonds	—	—	—	—	1,341	—	(1)	1,340
Commercial paper	37,749	—	—	37,749	—	—	—	—

Total cash equivalents	100,632	—	—	100,632	79,293	—	(1)	79,292

Reported as short-term investments:
Corporate notes/bonds	26,018	26	(7)	26,037	33,010	33	(15)	33,028
U.S. treasuries	10,003	24	—	10,027	10,004	68	—	10,072
Federal agency	3,003	1	(1)	3,003	15,526	4	(6)	15,524
Commercial paper	16,483	1	—	16,484	7,189	1	(1)	7,189
Certificates of deposit	1,564	1	—	1,565	801	—	(1)	800

Total short-term investments	57,071	53	(8)	57,116	66,530	106	(23)	66,613

Reported as long-term investments:
Auction rate securities	15,900	—	(1,079)	14,821	20,900	—	(1,896)	19,004
Marketable equity securities	4,455	1,842	(240)	6,057	3,253	—	(240)	3,013

Total long-term investments	20,355	1,842	(1,319)	20,878	24,153	—	(2,136)	22,017

Total available-for-sale securities and other	$178,058	$1,895	$(1,327)	$178,626	$169,976	$106	$(2,160)	$167,922

As of September 30, 2012, $1.1 million of the $1.3 million gross unrealized losses were related to ARS that had been in a continuous loss position for 12 months or more. As of January 1, 2012, $1.9 million of the $2.2 million gross unrealized losses were related to ARS that had been in a continuous loss position for 12 months or more. For individual marketable equity securities with unrealized losses, we evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time, we did not consider these investments to be other-than-temporarily impaired as of September 30, 2012 or January 1, 2012.

As of September 30, 2012, the contractual maturities of our available-for-sale investments and certificates of deposit were as follows (the table below does not include our investments in marketable equity securities):

	Cost	Fair Value
	(in thousands)
Maturing within one year	$155,701	$155,746
Maturing in one to three years	2,002	2,002
Maturing in more than three years	15,900	14,821

Total	$173,603	$172,569

Realized gains and realized losses from sales of available-for-sale investments were not material for all periods presented.

Proceeds from sales or maturities of available-for-sale investments were $52.0 million and $112.1 million for the three and nine months ended September 30, 2012, respectively, and $27.4 million and $197.5 million for the three and nine months ended October 2, 2011, respectively.

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

The marketable securities related to the deferred compensation plan are classified as non-current trading investments. These securities are classified as non-current since final sale of investments or realization of proceeds by plan participants is not expected within our normal operating cycle of one year. Under the deferred compensation plan, the assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income, net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of September 30, 2012 and January 1, 2012, the fair value of the assets was $36.5 million and $33.0 million, respectively, and the fair value of the liabilities was $36.1 million and $32.5 million, respectively.

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income, net	$1,503	$(4,347)	$3,155	$(2,867)
Changes in fair value of liabilities recorded in:
Cost of revenues	(217)	560	(439)	358
Research and development expenses	(389)	1,204	(723)	638
Selling, general and administrative expenses	(945)	2,464	(2,016)	1,544

Total income (expense)	$(48)	$(119)	$(23)	$(327)

NOTE 7. STOCK-BASED COMPENSATION

Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

The following table summarizes the stock-based compensation expense, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Cost of revenues	$4,526	$5,002	$16,324	$18,226
Research and development	5,062	5,894	17,455	18,308
Selling, general and administrative	6,513	13,939	33,289	38,878

Total stock-based compensation	$16,101	$24,835	$67,068	$75,412

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Consolidated cash proceeds from the issuance of shares under the employee stock plans were approximately $10.4 million and $20.4 million for the three and nine months ended September 30, 2012, respectively, and $8.7 million and $57.0 million for the three and nine months ended October 2, 2011, respectively. We did not recognize a tax benefit from stock option exercises for the three and nine months ended September 30, 2012 or October 2, 2011.

As of September 30, 2012 and January 1, 2012, stock-based compensation capitalized in inventories totaled $3.5 million and $4.6 million, respectively.

The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Stock options	$1,588	$2,954	$5,511	$10,514
Restricted stock units and restricted stock awards	12,266	20,888	54,163	60,163
Employee Stock Purchase Plan (“ESPP”)	2,247	993	7,394	4,735

Total stock-based compensation expense	$16,101	$24,835	$67,068	$75,412

The following table summarizes the unrecognized stock-based compensation expense, net of estimated forfeitures, by type of awards as of September 30, 2012:

	As of September 30, 2012	Weighted- Average Amortization Period
	(In thousands)	(In years)
Stock options	$10,383	1.46
Restricted stock units and restricted stock awards	46,046	1.37
ESPP	2,710	0.72

Total unrecognized stock-based compensation balance	$59,139	1.36

Valuation Assumptions

We estimated the fair value of the stock options and ESPP using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Expected life	1.2-8.0 years	0.5-7.3 years	1.2-8.0 years	0.5-7.3 years
Volatility	44.8%-48.3%	47.7%-51.3%	42.9%-49.6%	37.6%-51.3%
Risk-free interest rate	0.2%-1.3%	0.1%-1.5%	0.2%-1.5%	0.1%-2.9%
Dividend yield	3.8%	2.2%	2.8%-3.8%	1.7%-2.2%

The fair value of the restricted stock units and the restricted stock awards was based on our stock price on the date of grant.

Equity Incentive Program

As of September 30, 2012, approximately 19.1 million stock options or 10.1 million restricted stock units and restricted stock awards were available for grant under the Amended and Restated 1994 Stock Plan.

Stock Options:

The following table summarizes our stock option activities:

	Shares	Weighted- Average Exercise Price Per Share
	(In thousands, except per-share amounts)
Options outstanding as of January 1, 2012	23,363	$6.49
Granted	3	$18.33
Exercised	(1,144)	$5.42
Forfeited or expired	(288)	$10.32

Options outstanding as of April 1, 2012	21,934	$6.50
Granted	18	$13.64
Exercised	(889)	$4.25
Forfeited or expired	(266)	$10.83

Options outstanding as of July 1, 2012	20,797	$6.55
Granted	156	$12.30
Exercised	(553)	$4.66
Forfeited or expired	(262)	$14.98

Options outstanding as of September 30, 2012	20,138	$6.56

Options exercisable as of September 30, 2012	15,256	$5.30

The weighted-average grant-date fair value of the options granted during the nine months ended September 30, 2012 and October 2, 2011 was $3.43 and $6.99.

The aggregate intrinsic value of the options outstanding and options exercisable as of September 30, 2012 was approximately $99.8 million and $87.2 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of September 30, 2012 and do not include substantial tax payments.

The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was $4.1 million and $27.2 million during three and nine months ended September 30, 2012, respectively.

The total number of exercisable in-the-money options was approximately 14.3 million shares as of September 30, 2012.

As of September 30, 2012, stock options vested and expected to vest totaled approximately 19.5 million shares, with a weighted-average remaining contractual life of 4.0 years and a weighted-average exercise price of $6.44 per share. The aggregate intrinsic value was approximately $98.1 million.

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes our restricted stock unit and restricted stock award activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of January 1, 2012	9,005	$4.90
Granted	3,904	$16.07
Released	(3,372)	$7.15
Forfeited	(1,353)	$7.47

Balance as of April 1, 2012	8,184	$14.96
Granted	306	$13.62
Released	(439)	$9.77
Forfeited	(121)	$16.68

Balance as of July 1, 2012	7,930	$15.17
Granted	375	$12.31
Released	(204)	$10.23
Forfeited	(357)	$16.55

Balance as of September 30, 2012	7,744	$15.13

In the first three quarters of fiscal 2012, we released 4.0 million shares which included 0.5 million performance-based awards (“PARS”) incremental shares issued due to overachievement on the PSoC revenue milestone against the target. The said incremental shares were approved by the Compensation Committee. As these 0.5 million PARS were approved during the first quarter of fiscal 2012, they were treated as new awards for accounting purposes. As such, the related compensation cost of approximately $15.3 million was included in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2012.

The 7.7 million outstanding restricted stock units and awards as of September 30, 2012 included approximately 3.5 million PARS granted under the Amended and Restated 1994 Stock Plan. These PARS were issued to certain senior-level employees in the first quarter of fiscal 2012 and can be earned ratably over a period of one to two years, subject to the achievement of certain performance milestones set by the Compensation Committee. These performance milestones include the following:

•

Core Grant—a company-wide scorecard of various individual milestones focused on financial results, cost savings, gaining additional market share, introducing new products on specific schedules and implementing various operational and customer facing systems (“Core Grant Scorecard”). Each individual milestone is assigned a specific number of points and each milestone has specific accomplishments that are documented in advance in order to achieve 100% of the milestone and scales down to a specific 0% point. The maximum number of points that can be achieved is 100 and there is no discretionary component to the Core Grant Scorecard. In order for an executive to earn 100% of the shares underlying the Core Grant, the Company must obtain 90.0 points or greater under the Core Grant Scorecard and the achievement then scales down linearly to 0% of shares earned if the Core Grant Scorecard is less than 50 points.

•

Tier 1 Grant—requires the Company to achieve an approved design win during calendar year 2012 at a certain large multi-national consumer electronics company utilizing certain of the Company’s new products (“Tier 1 Targeted Design Win”). In order for an executive to earn 100% of the shares underlying the Tier 1 Grant, the Tier 1 Targeted Design Win dollar value must be greater than a specified multimillion dollar amount and achievement then scales down linearly to 0% of the shares earned if the Tier 1 Targeted Grant Design Win is less than a specified dollar amount.

•

Tier 2 Grant—requires the Company to grow its 2012 annual revenue at a year-over-year percentage rate (“Annual Revenue Growth Rate”) greater than a group of peer companies that it directly competes with. There are ten (10) companies, including Cypress, that comprise the peer group and all companies have been agreed upon in advance by the Compensation Committee. To earn 100% of the shares underlying the Tier 2 Grant the Company would need to be ranked #1 out of 10 in the Annual Revenue Growth Rate. To earn 75%, 50% or 25% of the shares underlying the Tier 2 Grant, the Company would need to be ranked #2, #3, and #4, respectively, in the Annual Revenue Growth Rate. No shares can be earned if the Company is ranked #5 or below among the peer group or if the Company’s 2012 annual revenue change rate is negative by 10% or more regardless of how the Company ranks compared to the group of peer companies.

In the event of overachievement in the Tier 1 and Tier 2 Grant milestones and at the discretion of the Compensation Committee, the number of shares that can be earned could exceed 100% of the shares underlying the Tier 1 and Tier 2 Grants. However, under all circumstances, the total number of shares that can be earned under all three milestones cannot exceed the maximum target shares under the 2012 PARS. As at the end of the third quarter of fiscal 2012, management has estimated that approximately 48% of the overall 2012 PARS are expected to vest, and has accordingly recorded the stock compensation expense based on the number of shares expected to vest.

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

As of September 30, 2012, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2012 (remaining three months)	$4,400
2013	5,611
2014	4,473
2015	3,621
2016	2,462
2017 and thereafter	2,858

Total	$23,425

Capital Lease

On July 19, 2011, we entered into a capital lease agreement which allows us to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. We have the option of purchasing the equipment from the lessor at specified times during the lease term. The master lease contains standard covenants requiring us to insure and maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. In addition, the master lease agreement contains provisions in the event of default. Assets purchased under the capital lease are included in “Property, plant and equipment, net” as manufacturing equipment and the amortization is included in depreciation. As of September 30, 2012, the gross value and net book value of manufacturing equipment purchased under a capital lease was approximately $20.5 million and $18.5 million, respectively. As of September 30, 2012, the total minimum lease payments under our capital leases amounted to approximately $15.7 million.

Future minimum payments, by year and in the aggregate, under the capitalized lease consist of the following:

Fiscal Year	(In thousands)
2012 (remaining three months)	$734
2013	2,936
2014	2,936
2015	2,936
2016 and thereafter	7,182

Total minimum lease payments	16,724
Less: amount representing interest	1,050

Present value of net minimum lease payments	$15,674

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

The following table presents our warranty reserve activities:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Beginning balance	$3,091	$3,120	$3,085	$3,347
Settlements made	(135)	(1,322)	(641)	(1,977)
Provisions	135	1,286	647	1,714

Ending balance	$3,091	$3,084	$3,091	$3,084

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

One of the benefits that we received from the PLA was the avoidance of future litigation expenses as well as future customer disruption and based upon our analysis, using a relief from royalty method, we determined that a portion of the license fee that we will pay IV represents the cumulative cost relating to prior years. As such, we recorded approximately, $7.1 million which has been recorded as a charge to cost of revenues during the three months ended April 1, 2012. We have capitalized approximately $0.8 million in current assets, and $6.1 million in long term assets in the Condensed Consolidated Balance Sheet and amortize over the purchased life of the patent portfolio. Approximately $0.4 million was amortized as of September 30, 2012. The remaining capitalized balance of the IV is approximately $0.8 million in current assets, and $5.7 million in long term assets in the Condensed Consolidated Balance Sheet as of September 30, 2012. We recorded a corresponding liability for the $7.0 million which is part of “Other current liabilities” in the Condensed Consolidated Balance Sheet as of September 30, 2012. We paid one half of the $14.0 million liability in July 2012 and the remaining $7.0 million is due to be paid by the end of fiscal 2012.

Litigation and Asserted Claims

In July 2011, the International Trade Commission (ITC) instituted a formal action to enjoin the importation of GSI (Technology, Inc. (“GSI”) products that infringe four of our U.S. patents. The Cypress patents at issue cover GSI’s static random access memory (“SRAM”) technology, including GSI’s Sigma DDR, SigmaQuad II and III families of memory products, GSI’s standard synchronous and ZBT SRAMs as well as a proprietary product made for GSI’s largest customer. On October 25, 2012, Administrative Law Judge Charles Bullock issued his initial determination, finding no violation of the Tariff Act by GSI Technology. We intend to seek a review of the initial determination by the full ITC Commission. We believe strongly in the merits of our ITC action, and intend to take the steps necessary to protect our intellectual property. Our five patent infringement case against GSI Technology (“GSI”) in the U.S. District Court in Minnesota remains stayed pending a final determination in the ITC matter. We are seeking damages as well as injunctive relief from the court.

In July 2011, GSI filed requests for re-examination of two of our asserted U.S. Patents (Nos. 7,142,477 and 6,534,805) with the U.S. Patent and Trademark Office (“PTO”). The PTO has completed its re-examination of our U.S. Patent No. 7,142,477 and confirmed its validity, allowing 64 new claims added by us during the re-examination. The ‘805 re-examination is currently pending with respect to 6 of the 10 original claims; however, the PTO has confirmed the validity of three of the original claims and allowed 51 new claims added by us during the re-examination. The last remaining original claim was not subject to the re-examination. In July 2011, GSI also filed a civil complaint with the Federal District Court in Northern California, accusing the QDR Consortium, of which we are a member, of certain anti-competitive activity. We are currently engaged in the early stages of discovery in this case. Aside from injunctive relief, GSI has made no specific monetary demand in the anti-trust matter. Accordingly, the possible range of monetary loss in the matter, if any, is demanded in the future, is unknown at this time. We believe we have meritorious defenses to the allegations set forth in the GSI civil complaint and we will vigorously defend ourselves in that matter.

Cypress and four other defendants are currently named in a four patent infringement case filed by the bankruptcy trustee of the assets of Qimonda AG, a non-operating entity, in the U.S. District Court of Eastern Virginia. The case has now been transferred to the Northern District of California and we are in the early stages of discovery. We believe we have meritorious non-infringement and invalidity defenses in this case, and as such, we will defend ourselves vigorously. Qimonda is seeking injunctive relief as well as unspecified monetary damages. Because the case is at a very early stage and no specific monetary demand has been made, it is not possible for us to estimate the potential loss or range of potential losses.

As a result of our acquisition of a controlling interest in Ramtron International Corporation (‘Ramtron”) see Note 15, we will assume control of certain ongoing litigation involving Ramtron, including certain shareholder litigation related to the transaction between us and Ramtron. On October 15, 2012, Paul Dent, a stockholder of Ramtron, filed a complaint in the Court of Chancery in the State of Delaware, as a class action on behalf of himself and other similarly situated Ramtron stockholders. Dent alleges that Ramtron and certain of its directors and officers breached their fiduciary duties in connection with the merger agreement pursuant to which we agreed to acquire all of the outstanding shares of Ramtron for $3.10 a share in cash. Specifically, the complaint alleges that Ramtron and certain of its directors and officers failed to engage in a competitive process and disclose fully all material information relating to the Board’s recommendation to Ramtron’s stockholders to tender shares to Cypress. The complaint seeks, among other things, injunctive relief as follows: an order declaring the action to be properly maintainable as a class action, an order enjoining the merger, an order rescinding, to the extent already implemented, the merger or any of the terms thereof, or granting plaintiffs and the class rescissory damages, an order directing defendants to account to plaintiff and the class for all damages suffered as a result of the alleged wrongdoing, and an award of attorneys’ fees and costs. On October 22, 2012, plaintiff added us a defendant to the case and petitioned the court for an expedited proceedings in this case. We believe strongly that this case is without merit and we, along with Ramtron, intend to defend it vigorously.

In October 2012, Allan P. Weber (“Plaintiff Weber”), a purported Ramtron stockholder, also filed a putative class action complaint against Ramtron, certain of its officers and directors, and Cypress and its wholly-owned subsidiary Rain Acquisition Corporation, in the District Court for El Paso County, Colorado. Plaintiff alleges that the directors and officers of Ramtron breached their fiduciary duties in connection with the merger agreement, pursuant to which Cypress agreed to acquire all of the outstanding shares of the Company for $3.10 per share in cash. Specifically, the complaint alleges that the officer and directors of Ramtron violated their fiduciary duties by failing to take steps to maximize the value of Ramtron to its public stockholders and took steps to avoid competitive bidding, failed to properly value Ramtron, and ignored or did not protect against conflicts of interest. The complaint seeks, among other things, relief as follows: an order preliminarily and permanently enjoining the merger, an order rescinding the merger or awarding Plaintiff rescissory damages in the event the merger is consummated prior to entry of the court’s final judgment, an order directing defendants to account to Plaintiff for all damages suffered and profits and any special benefits obtained by defendants as a result of the alleged wrongdoing, and an award of attorneys’ fees and costs. We believe this the lawsuit is without merit and, together with Ramtron, intends to defend it vigorously.

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

Senior Secured Revolving Credit Facility

On June 26, 2012, we entered into a five-year senior secured revolving credit facility (“Credit Facility”) with a group of lenders led by Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent. The Credit Facility enables us to borrow up to $430 million on a revolving basis. Borrowing terms vary based on the type of borrowing with all outstanding balances being due at the credit facility termination date, or June 25, 2017. Outstanding amounts may be repaid prior to maturity without penalty and are mandatory for certain asset sales and casualty events. For Eurodollar rate loans, the Credit Facility bears interest at LIBOR plus 2.25% on the drawn amount. There is a commitment fee payable of 0.375% per annum on any undrawn amounts. The Credit Facility contains customary affirmative, negative and financial covenants for similarly rated companies. The financial covenants include the following conditions: 1) maximum senior secured leverage ratio of 2.00 to 1.00, 2) maximum total leverage ratio of 3.50 to 1.00 through June 30, 2013 and 3.00 to 1.00 thereafter, 3) minimum fixed charge coverage ratio of 1.20 to 1.00, and 4) minimum liquidity of at least $150 million. Borrowings are secured by substantially all assets of the company. At September 30, 2012, our outstanding borrowings of $198 million were recorded as part of long-term liabilities and are presented as “Loan payable” in the Condensed Consolidated Balance Sheet. As of September 30, 2012, we were in compliance with all of the financial covenants under the Credit Facility.

Equipment Loans

In December 2011, we obtained equipment loans from a certain financial institution for an aggregate amount of approximately $14.1 million. These loans are collateralized by certain of our manufacturing equipment and bear interest of 3.15% to 3.18% per annum and are payable in 60 equal installments with the first installments due in January 2012. The related master loan agreement includes a variety of standard covenants including restrictions on merger with another company without consent (which shall not be unreasonably withheld), liquidation or dissolution, and distribution, lease or transfer of our ownership interest in these properties or assets. During the first three quarters of fiscal 2012, we repaid approximately $1.9 million of the equipment loans. As of September 30, 2012, the outstanding balance of the equipment loans was approximately $12.2 million, of which approximately $2.8 million was recorded as part of “Other current liabilities” and $9.4 million was recorded as part of “Other long-term liabilities” in the 2012 Condensed Consolidated Balance Sheet. At September 30, 2012, the fair value of the equipment loans approximated the carrying value. The fair value was estimated using discounted cash flow analysis using relevant factors that might affect the fair value, such as present value factors and risk-free interest rates based on the U.S. Treasury yield curve.

The schedule of principal payments under our equipment loans is as follows:

Fiscal Year	(In thousands)
2012 (remaining three months)	$671
2013	2,737
2014	2,825
2015	2,915
2016	3,003

Total	$12,151

Stock Buyback Program:

$400 Million Program Authorized in Fiscal 2011

On September 20, 2011, our Board of Directors authorized a new $400 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, other uses of cash, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our board of directors. For the three months ended September 30, 2012, we used approximately $81.6 million from this program to repurchase approximately 7.3 million shares at an average share price of $11.20. Since we announced our $400 million stock buyback program in September 2011 through the end of the third quarter of fiscal 2012, we have used approximately $279.3 million from this program to repurchase approximately 19.9 million shares at an average share price of $14.01. As of September 30, 2012, the remaining authorized amount that can be used to repurchase shares under the program was approximately $120.7 million.

Dividends

On August 20, 2012, our Board approved a cash dividend of $0.11 per share payable to holders of record of our common stock at the close of business day on September 27, 2012. This cash dividend was paid on October 18, 2012 and totaled approximately $16.1 million which was accrued for in the third quarter of fiscal 2012 and shown as “Dividends payable” in the Condensed Consolidated Balance Sheet as of September 30, 2012.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss were as follows:

	As of
	September 30, 2012	January 1, 2012
	(In thousands)
Accumulated net unrealized loss on available-for-sale investments	$(421)	$(1,551)
Other	—	(389)

Total accumulated other comprehensive income (loss)	$(421)	$(1,940)

NOTE 11. FOREIGN CURRENCY DERIVATIVES

We operate and sell products in various global markets and purchase capital equipment using the U.S. dollar and foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. We may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of our subsidiaries and forecasted revenues and expenses. We do not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of September 30, 2012. We estimate the fair value of our forward contracts based on spot and forward rates from published sources.

We record hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Interest and other income, net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. The aggregate notional value of outstanding forward contracts to hedge the risks associated with foreign currency denominated assets and liabilities as of September 30, 2012 and January 1, 2012 was not material.

NOTE 12. INCOME TAXES

Our income tax benefit was $0.2 million for the three months ended September 30, 2012 and tax expense was $4.1 million for the three months ended October 2, 2011. Our income tax expense was $2.7 million and our tax benefit was $9.0 million for the nine months ended September 30, 2012 and October 2, 2011, respectively. The tax provision for the third quarter of fiscal 2012 and first nine months of fiscal 2012 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by release of previously accrued income taxes due to expired statute of limitations in foreign jurisdictions and an operating tax benefit due to tax expense recorded in other comprehensive income. The tax expense for the third quarter and the tax benefit for the first nine months of fiscal 2011 was primarily attributable to a release of previously accrued taxes and interest of $18.4 million due to the completion of an income tax examination, and expired statutes of limitations in foreign jurisdictions, partially offset by non-U.S. taxes on income earned in foreign jurisdictions.

Unrecognized Tax Benefits

Unrecognized Tax Benefits

As of September 30, 2012 and January 1, 2012, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $26.9 million and $27.5 million, respectively.

Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and

•	expiration of statute of limitations on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We believe it is possible that we may recognize approximately $4.5 million to $5.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Classification of Interest and Penalties

Our policy is to classify interest and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of September 30, 2012 and January 1, 2012, the amount of accrued interest and penalties totaled $10.6 million and $9.8 million, respectively.

NOTE 13. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands, except per-share amounts)
Net income (loss) attributable to Cypress	$14,332	$39,981	$(151)	$136,178
Weighted-average common shares	147,673	163,867	151,153	167,979
Weighted-average diluted shares	160,300	183,282	151,153	191,834
Net income (loss) per share—basic	$0.10	$0.24	$—	$0.81
Net income (loss) per share—diluted	$0.09	$0.22	$—	$0.71

For the three and nine months ended September 30, 2012, approximately 8.3 million and 6.2 million weighted common stock equivalents, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

For the three and nine months ended October 2, 2011, approximately 1.9 million and 1.5 million weighted common stock equivalents, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

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

The following tables set forth certain information relating to our reportable business segments under the new reporting structure:

Revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Programmable Systems Division	$93,634	$131,644	$271,285	$350,526
Memory Products Division	88,254	102,474	253,082	304,742
Data Communications Division	18,809	28,881	59,163	93,896
Emerging Technologies Division	2,318	1,744	5,874	3,668

Total revenue	$203,015	$264,743	$589,404	$752,832

Income from Continuing Operations before Income Taxes:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
		(In thousands)
Programmable Systems Division	$2,914	$29,005	$2,264	$61,906
Memory Products Division	38,319	42,238	102,934	120,906
Data Communications Division	(1,884)	4,397	(1,618)	15,119
Emerging Technologies Division	(5,396)	(4,839)	(17,773)	(14,658)
Unallocated items:
Stock-based compensation	(16,101)	(24,835)	(67,068)	(75,412)
Patent license fee	—	—	(7,100)	—
Amortization of acquisition-related intangibles	(707)	(731)	(2,169)	(2,160)
Restructuring charges	(66)	(871)	(1,283)	(5,404)
Changes in value of deferred compensation plan	(48)	(119)	(23)	(327)
Gain on divestiture	—	—	—	34,291
Charitable donation of building	—	—	—	(4,125)
Impairment of assets and other	(3,314)	(445)	(6,604)	(3,586)

Income (loss) before income taxes	$13,717	$43,800	$1,560	$126,550

Geographical Information

The following table presents our revenues by geographical locations:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
		(In thousands)
United States	$23,128	$32,462	$78,162	$91,768
Europe	19,796	31,962	62,102	97,787
China	75,267	81,905	203,366	285,061
South Korea	22,389	43,480	70,522	74,584
Rest of the World	62,435	74,934	175,252	203,632

Total revenue	$203,015	$264,743	$589,404	$752,832

Depreciation:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
		(In thousands)
Programmable Systems Division	$4,900	$6,401	$14,191	$17,992
Memory Products Division	4,579	4,946	13,229	15,608
Data Communications Division	1,039	1,426	3,276	4,870
Emerging Technologies Division	1,272	121	3,404	291

Total depreciation	$11,790	$12,894	$34,100	$38,761

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	September 30, 2012	January 1, 2012
	(In thousands)
United States	$176,952	$187,438
Philippines	71,305	75,323
Other	21,986	22,218

Total property, plant and equipment, net	$270,243	$284,979

We track our assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, our chief operating decision maker does not review asset information on a segment basis.

Customer Information

Outstanding accounts receivable from Zenitron Inc, Avnet and Macnica, Inc, three of our distributors accounted for 13.7%, 12.2% and 11.2% of our consolidated accounts receivable as of September 30, 2012. Outstanding accounts receivable from Arrow Electronics, Inc., Arkian and Avnet, Inc., three of our distributors, accounted for 14%, 14% and 11% of our consolidated accounts receivable as of January 1, 2012, respectively.

Revenue generated through Macnica, Inc., Avnet, and Arrow Electronics Inc. accounted for 13%, 13% and 10%, respectively, of our consolidated revenue for the three months ended September 30, 2012. Revenue generated through Avnet, Inc., Macnica and Arrow, Inc. accounted for 13%, 12% and 10%, respectively, of our consolidated revenue for the nine months ended September 30, 2012. Samsung Electronics (“Samsung”), an end customer, purchases our products from certain of our distributors, primarily from Arkian. Shipments made by our distributors to Samsung during the three and nine months ended September 30, 2012 accounted for 9% and 11% of our consolidated revenue, respectively.

For the three and nine months ended October 2, 2011, two global distributors accounted for 10.9% and 11.5% of our total revenues. For the three months ended October 2, 2011, one end customer accounted for 11.8% of our total revenue

NOTE 15. SUBSEQUENT EVENTS

On September 19, 2012, we entered into an agreement and plan to merge with Ramtron International Corporation (“Ramtron”); pursuant to which and subject to the satisfaction of the conditions set forth therein, we agreed to amend our existing offer to purchase all the outstanding shares of common stock of Ramtron for a purchase price of $3.10 per share in cash. Following the successful acquisition of control of Ramtron, we also agreed to complete a merger of our acquisition subsidiary with and into Ramtron to complete the acquisition of Ramtron (the “Merger”).

On October 10, 2012, we announced that the initial offering period to Ramtron’s stockholders had expired and we had acquired approximately 70% of the outstanding shares of Ramtron. On the same day, we commenced a subsequent offering period, and appointed T.J. Rodgers, Brad W. Buss, Dana C. Nazarian, Neil Weiss, Cathal Phelan and Thomas Surrette to the Ramtron board of directors. William G. Howard, Jr., William L. George and Theodore J. Coburn remained on the Ramtron board of directors pending completion of the Merger.

On October 18, 2012, the subsequent tender offering period expired and as of this date, we acquired approximately 78% of the outstanding shares of common stock of Ramtron International Corporation for $3.10 per share in cash. Cypress intends to acquire all of the remaining outstanding stock of Ramtron by means of a merger pursuant to Delaware law. On October 29, 2012, Ramtron filed a definitive proxy statement soliciting stockholder approval of the merger. We currently hold a sufficient number of shares to approve the Merger and intend to do so at the Ramtron stockholder meeting that will take place on or about November 20, 2012.

We expect the total purchase price to be approximately $117.5 million and we incurred approximately $2.6 million in acquisition costs to date which have been expensed as incurred. Due to the timing of closing, we have not completed the purchase accounting for this transaction. We expect to complete the purchase price allocation for this acquisition during the fourth quarter of fiscal 2012.

Ramtron is a publicly traded company that is a leader in the design, development, and delivery of semiconductor memory and integrated semiconductor solutions in the nonvolatile memory segment. Following the merger, Ramtron will be a wholly owned subsidiary of Cypress. After the merger, Ramtron will cease to be traded on the Nasdaq Global Market. Until that time, Ramtron common stock will continue to trade. Operations of Ramtron will be included in our consolidated results of operations subsequent to the acquisition date. Ramtron will be included in our Memory Products Division.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, which are discussed in the “Forward-Looking Statements” section under Part I of this Quarterly Report on Form 10-Q. As more fully detailed in the “Subsequent Events” section of the notes to condensed consolidated financial statements of this Quarterly Report, on October 10, 2012, we acquired a controlling interest in Ramtron International Corporation (“Ramtron”). We have entered into a merger agreement, pursuant to which we have agreed to purchase the remaining outstanding shares of common stock for a cash purchase price of $3.10 per share. We expect to close on the Ramtron acquisition on or about November 20, 2012. For clarity, despite our majority ownership in Ramtron, aside from transaction costs incurred, the management’s discussion, analysis and financial results to follow do not reflect or incorporate Ramtron’s financial results of operations for the third quarter of 2012 or operations going forward. Please see Ramtron’s Quarterly Report on Form 10Q for further information.

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

As discussed in Note 14 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1—Financial Statements, we have realigned our business segments as outlined below.

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

Results of Operations

Revenues

The following table summarizes our consolidated revenues by segments under the new reporting structure:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Programmable Systems Division	$93,634	$131,644	$271,285	$350,526
Memory Products Division	88,254	102,474	253,082	304,742
Data Communications Division	18,809	28,881	59,163	93,896
Emerging Technologies Division	2,318	1,744	5,874	3,668

Total Revenues	$203,015	$264,743	$589,404	$752,832

Programmable Systems Division:

Revenues from the Programmable Systems Division decreased by $38.0 million in the third quarter of fiscal 2012 and $79.2 million in the first three quarters of fiscal 2012, or approximately 28.9% and 22.6%, respectively, compared to the same prior-year periods. These decreases were primarily attributable to a decline in sales of our PSoC platform family of devices and a decline in sales of our TrueTouch® touchscreen products. The decrease in our TrueTouch® revenue stream was primarily due to a decrease in revenue from our handset and tablet customers and lower average selling prices.

Memory Products Division:

Revenues from the Memory Products Division decreased by approximately $14.2 million in the third quarter of fiscal 2012 and $51.7 million in the first three quarters of fiscal 2012, or approximately 13.9% and 17.0%, respectively, compared to the same prior-year periods. The decrease in MPD revenue in the third quarter of fiscal 2012 and the first three quarters of fiscal 2012 was primarily attributable to a $16.2 million and $38.9 million decrease in revenue of our SRAM products driven by the decreased demand from wireless and wireline end customers, a $7.6 million decrease in revenue due to the divestiture of our Image Sensors business unit during the three months ended April 3, 2011.

Data Communications Division:

Revenues from the Data Communications Division decreased by $10.1 million in the third quarter of fiscal 2012 and $34.7 million in the first three quarters of fiscal 2012, or approximately 34.9% and 37.0%, respectively, compared to the same prior-year periods primarily due to the decreases in sales of our West Bridge controllers and other USB-related products.

Emerging Technologies Division:

Revenues from Emerging Technologies Division increased by $0.6 million in the third quarter of fiscal 2012 and $2.2 million in the first three quarters of fiscal 2012, respectively, compared to the same prior-year periods primarily due to the overall increase in demand as certain of our Emerging Technologies have begun initial production ramps.

Cost of Revenues/Gross Margins

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
Cost of revenues	$92,959	$115,789	$280,798	$336,081
Gross Margin	54.2%	56.3%	52.4%	55.4%

Gross margin percentage decreased to 54.2% in the third quarter of fiscal 2012 from 56.3% in the third quarter of fiscal 2011 and decreased to 52.4% in the first three quarters of fiscal 2012 from 55.4% in the first three quarters of fiscal 2011. In the third quarter of fiscal 2012 gross margin decreased by 2.1 percentage points compared to the third quarter of fiscal 2011 primarily due to product mix and lower fixed cost absorption in our factories.

In the first three quarters of fiscal 2012 gross margin decreased by 3.0 percentage points compared to the first three quarters of fiscal 2011 primarily due to (i) $7.5 million patent license fee recorded during the first three quarters of fiscal 2012 related to a Patent

License Agreement discussed in Note 8 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 and (ii) the impact of the negative gross margins of our majority-owned subsidiaries (i.e., Emerging Technologies), particularly Deca Technologies, Inc. which has commenced revenue generating activities during the first three quarters of fiscal 2012.

Research and Development (“R&D”) Expenses

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
R&D expenses	$46,908	$46,266	$142,822	$143,409
As a percentage of revenues	23.1%	17.5%	24.2%	19.0%

R&D expenditures increased by $0.6 million in the third quarter of fiscal 2012 compared to the same prior-year period. The decrease was primarily attributable to a decrease in variable bonus-related expenses of $2.3 million. These decreases were partially offset by a $1.6 million expense recorded for the increase in value of deferred compensation plan. As a percentage of revenues, R&D expenses were higher in the third quarter of fiscal 2012 driven by the decrease in total revenues in the same quarter.

R&D expenditures decreased by $0.6 million in the first three quarters of fiscal 2012 compared to the same prior-year period. The decrease was primarily attributable to a decrease in direct and indirect labor expenses, particularly variable bonus-related expenses. As a percentage of revenues, R&D expenses were higher in the first three quarters of fiscal 2012 driven by the decrease in total revenues in the same period.

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

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands)
SG&A expenses	$47,328	$55,453	$159,776	$172,587
As a percentage of revenues	23.3%	20.9%	27.1%	22.9%

SG&A expenses decreased by $8.1 million in the third quarter of fiscal 2012 compared to the same prior-year period. The decrease was primarily attributable to a $7.4 million decrease in stock-based compensation and a $6.2 million decrease in direct and indirect labor expenses, particularly $2.1 in variable bonus-related expenses. These decreases were partially offset by an increase of $3.4 million expenses related to an increase in value of the deferred compensation plan.

SG&A expenses decreased by $12.8 million in the first three quarters of fiscal 2012 compared to the same prior-year period. The decrease was primarily attributable to $10.0 million decrease in direct and indirect labor expenses, particularly a $5.6 million decrease in variable bonus-related expenses and a $5.6 million decrease in stock-based compensation due to lower stock price. These direct and indirect labor costs were partially offset by an increase of $3.6 million expenses related to increase in value of deferred compensation plan

Gain on Divestiture

As part of our continued efforts to focus on programmable products including our flagship PSoC® programmable system-on-chip solutions and our TrueTouch™ touch-sensing controllers, we divested our image sensors product families by selling them to ON Semiconductor Corporation for a total cash consideration of $34.0 million during the three months ended April 3, 2011. In connection with the divestiture, we recorded a gain of $34.3 million in our Condensed Consolidated Statement of Operations for the three months ended April 3, 2011. We did not have any divestitures during the nine months ended September 30, 2012.

Income Taxes

Our income tax benefit was $0.2 million for the three months ended September 30, 2012 and tax expense was $4.1 million for the three months ended October 2, 2011. Our income tax expense was $2.7 million and our tax benefit was $9.0 million for the nine months ended September 30, 2012 and October 2, 2011, respectively. The tax provision for the third quarter of fiscal 2012 and first nine months of fiscal 2012 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by release of previously accrued income taxes due to expired statute of limitations in foreign jurisdictions and an operating tax benefit due to tax expense recorded in other comprehensive income. The tax expense for the third quarter and the tax benefit for the first nine months of fiscal 2011 was primarily attributable to a release of previously accrued taxes and interest of $18.4 million due to the completion of an income tax examination, and expired statutes of limitations in foreign jurisdictions, partially offset by non-U.S. taxes on income earned in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information regarding our cash and investments and working capital:

	As of
	September 30, 2012	January 1, 2012
	(In thousands)
Cash and cash equivalents	$162,329	$99,717
Short-term investments	57,116	66,613

Total cash, cash equivalents and short-term investments	$219,445	$166,330

Total current assets	$482,929	$405,650
Total current liabilities	362,904	326,460

Working capital	$120,025	$79,190

Key Components of Cash Flows

	Nine Months Ended
	September 30, 2012	October 2, 2011
	(In thousands)
Net cash provided by operating activities	$117,695	$218,327
Net cash provided by (used in) investing activities	$(17,474)	$67,369
Net cash used in financing activities	$(37,609)	$(484,619)

Nine Months Ended September 30, 2012:

During the nine months ended September 30, 2012, cash and cash equivalents increased by approximately $62.6 million primarily due to the cash we generated from our operating activities of approximately $117.7 million. This increase was partially offset by the $55.1 million cash we used in our financing and investing activities, primarily related to the repurchase of our common stock and purchases of property plant and equipment.

Operating Activities

The $117.7 million cash generated from our operating activities during the nine months ended September 30, 2012 was primarily due to $108.8 million in net favorable non-cash adjustments to our net income, an increase in accounts payable and other liabilities and deferred income on sales to distributors, partially offset by the increase in accounts receivable and other current and long-term.

The key changes in our working capital as of September 30, 2012 compared to January 1, 2012 were as follows:

•	Total cash, cash equivalents and short-term investments increased by $62.6 million primarily due to the line of credit and Credit Facility proceeds.

•	Accounts receivable increased by $21.7 million primarily due to an increase in distributor shipments.

•	Other current and long- term assets increased by $10.2 million primarily due to an increase in miscellaneous receivables and prepaid expenses.

•	Net borrowings of $198 million in fiscal 2012 from the Credit Facility.

•

Other current liabilities increased by $11.8 million primarily due to the accrual of a patent license fee related to a Patent License Agreement discussed in Note 8 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1.

Investing Activities

During the nine months ended September 30, 2012, we used approximately $17.5 million of cash from our investing activities primarily due to $97.5 million of purchases of available-for-sale investments, $25.2 million of cash used for property and equipment expenditures and $7.2 million of cash was used for other investing activities, partially offset from net proceeds from the sales or maturities of investments totaling $112.1 million.

Financing Activities

During the nine months ended September 30, 2012, we used approximately $37.6 million of cash in our financing activities. The net cash used by our financing activities was primarily due to $179.3 million of cash we used to repurchase shares of our stock in the open market, $59.7 million used to repay equipment leases and loans, $47.2 million dividends paid and $20.2 million payments related to statutory income tax withholdings on vested restricted stock awards in lieu of issuing shares of stock (considered as part of our stock buyback program). This amount was partially offset by $248.0 million of cash we drew from our line of credit and Credit Facility and $20.4 million of net proceeds from the issuance of common shares under our employee stock plans.

Nine Months Ended October 2, 2011:

Operating Activities

During the nine months ended October 2, 2011, net cash provided by operating activities was $218.3 million which was primarily driven by higher net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation and partially offset by the gain on divestiture and changes in our working capital.

Investing Activities

During the nine months ended October 2, 2011, we generated approximately $67.4 million of cash from our investing activities which was primarily due to $105.6 million of net proceeds from the sales or maturities and purchases of available-for-sale investments and $34 million in proceeds from the sale of our Image Sensors business unit, partially offset by $71.8 million of property and equipment expenditures.

Financing Activities

During the nine months ended October 2, 2011, we used approximately $484.6 million of cash in our financing activities. The net cash used in our financing activities was primarily due to $364.0 million of cash we used to repurchase shares of our stock in the open market and $15.3 million we paid in cash dividends, partially offset by $56.9 million net proceeds from the issuance of common shares under our employee stock plans.

Liquidity and Contractual Obligations

Liquidity

Stock Buyback Programs:

On September 20, 2011, our Board of Directors authorized a new $400 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, other uses of cash, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our board of directors. For the three months ended September 30, 2012, we used approximately $81.6 million from this program to repurchase approximately 7.3 million shares at an average share price of $11.20. Since we announced the new $400 million stock buyback program in September 2011 through the end of the third quarter of fiscal 2012, we used approximately $279.3 million from this program to repurchase approximately 19.9 million shares at an average share price of $14.01. As of September 30, 2012, the remaining authorized amount that can be used to repurchase shares under the program was approximately $120.7 million.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2012:

	Total	2012	2013 and 2014	2015 and 2016	After 2016
	(In thousands)
Purchase obligations (1)	$73,940	$72,781	$1,159	$—	$—
Operating lease commitments	23,425	4,400	10,084	6,083	2,858
Capital lease commitments	16,724	734	5,872	9,517	601
Patent license fee commitments (2)	12,800	7,000	—	5,800	—

Total contractual obligations	$126,889	$84,915	$17,115	$21,400	$3,459

(1)	Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.
(2)	On April 30, 2012, we entered into a patent license agreement whereby we have committed to pay a total patent license fee of $14.0 million in fiscal 2012. We have also committed to pay another $5.8 million on or before April 30, 2016 representing fees for future purchases of patents and patent related services.

Equity Investment Commitments

As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1—Financial Statements, we have committed to purchase additional preferred stock from a company in a series of subsequent closings subject to certain performance milestones that must be fulfilled within a defined and agreed upon timeline. Our future commitment to purchase additional preferred stock is approximately $0.6 million in fiscal 2012, $60.8 million in fiscal 2013 and $17.8 million in fiscal 2014 subject to the attainment of certain milestones and the timing of additional capital requests which could vary substantially.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining cash in interest-bearing and highly liquid cash equivalents, debt securities and the purchase of our stock through our stock buyback program and payments of regularly scheduled cash dividends. As of September 30, 2012, in addition to $162.3 million in cash and cash equivalents, we had $57.1 million invested in short-term investments for a total cash and short-term investment position of $219.4 million that is available for use in our current operations.

As of September 30, 2012, approximately 41% of our cash, cash equivalents and available-for-sale investments are funds held outside the United States. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local, political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.

We believe that liquidity provided by existing cash, cash equivalents and available-for-sale investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. We may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives including the acquisition of other companies and provide us with additional flexibility to take advantage of other business opportunities that arise.

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended
	September 30, 2012	October 2, 2011
	(In thousands, except per share amounts)
Non-GAAP gross margin	$115,928	$153,396
Non-GAAP research and development expenses	$41,457	$41,576
Non-GAAP selling, general and administrative expenses	$39,323	$41,996
Non-GAAP operating income	$35,148	$69,824
Non-GAAP net income attributable to Cypress	$32,322	$69,237
Non-GAAP net income per share attributable to Cypress—diluted	$0.20	$0.37

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

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended
	September 30, 2012	October 2, 2011
	(In thousands, except per share amounts)
GAAP gross margin	$110,056	$148,954
Stock-based compensation expense	4,526	5,002
Changes in value of deferred compensation plan	217	(560)
Impairment of assets and others	1,129	—

Non-GAAP gross margin	$115,928	$153,396

GAAP research and development expenses	$46,908	$46,266
Stock-based compensation expense	(5,062)	(5,894)
Changes in value of deferred compensation plan	(389)	1,204

Non-GAAP research and development expenses	$41,457	$41,576

GAAP selling, general and administrative expenses	$47,328	$55,453
Stock-based compensation expense	(6,513)	(13,939)
Acquisition-related expense	(547)	—
Changes in value of deferred compensation plan	(945)	2,464
Impairment of assets and other	—	(1,982)

Non-GAAP selling, general and administrative expenses	$39,323	$41,996

GAAP operating income	$15,047	$45,633
Stock-based compensation expense	16,101	24,835
Changes in value of deferred compensation plan	1,551	(4,228)
Acquisition-related expenses	1,254	731
Restructuring charges	66	871
Impairment of assets and others	1,129	1,982

Non-GAAP operating income	$35,148	$69,824

GAAP net income attributable to Cypress	$14,332	$39,981
Stock-based compensation	16,101	24,835
Impairment of assets and other	1,129	1,982
Acquisition-related expenses	1,254	731
Restructuring charges	66	871
Changes in value of deferred compensation plan	48	119
Investment-related gains/losses	1,638	(1,538)
Tax effects	(2,246)	2,256

Non-GAAP net income attributable to Cypress	$32,322	$69,237

GAAP net income per share attributable to Cypress-diluted	$0.09	$0.22
Stock-based compensation expense and other	0.10	0.13
Restructuring charges	—	0.01
Acquisition-related expenses	0.01	—
Investment related gains/losses	0.01	(0.01)
Impairment of assets and other	0.01	0.01
Tax effects	(0.02)	0.01

Non-GAAP net income per share attributable to Cypress-diluted	$0.20	$0.37

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are also exposed to interest rate risk related to our indebtedness, which includes our senior secured revolving credit facility. For further information, see “Note 9 Debt and Equity Transactions” in Part I, Item 1 of this Form 10-Q. A hypothetical increase in interest rates of 1.0% would result in a corresponding change in interest expense of approximately $2.0 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 8 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Aside from the addition of the risk factors below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended January 1, 2012.

We utilize debt financing and such indebtedness could adversely affect our business, financial condition, results of operations, earnings per share and our ability to meet our payment obligations.

We routinely incur indebtedness to finance our operations and from time to time we have significant amounts of outstanding indebtedness and substantial debt service requirements. On June 26, 2012, we entered into a five-year senior secured revolving credit facility for up to $430 million with a group of lenders led by Morgan Stanley Senior Funding, Inc. The credit facility contains customary affirmative, negative and financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio, minimum fixed charge coverage ratio, and a minimum liquidity of at least $150 million. Our ability to meet our payment and other obligations and covenants under our indebtedness depends on our ability to generate significant cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any amended credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations under indebtedness we may under take from time to time. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under any indebtedness we owe. As of September 30, 2012, our outstanding debt included $15.7 million in capital leases, $12.2 million in equipment loans and $198 million related to our recent credit facility. See Note 9 for more information on our Senior Secured Revolving Credit Facility, Note 9 for more information on equipment loans, Note 8 for more information on capital leases and Note 5 for more information on advances received for the sale of auction rate securities.

Acquisition and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.

Acquisitions are an important element of our overall corporate strategy and use of capital. These transactions could be material to our financial condition and results of operations. In addition to the recent acquisition of Ramtron International Corporation, we also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include, but are not limited to:

•	Diversion of management time and focus from operating our business to integration challenges;

•	Cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire.

•	Successfully transitioning the current customer, supplier, foundry and other partnering relationships of the acquired company;

•	Implementation or remediation of controls, procedures, and policies at the acquired company;

•	Integration of the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions;

•

In the case of acquired companies with global operations, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries.

•	Failure to successfully further develop the acquired business or technology.

•

Liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities.

•

Pending litigation or other known or unknown claims in connection with the acquired company, including claims by stockholders for breach of fiduciary duties, terminated employees, customers, former stockholders, or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or current acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally. Our inability to conduct due diligence in advance of a public company acquisition such as the Ramtron transaction increases the risk associated with the integration issues noted above and could result in unanticipated liabilities or financial results that could cause us not to realize the anticipated benefits of such an acquisition.

Current and future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition or results. Also, the anticipated benefit of many of our acquisitions may not materialize.

There can be no assurance that our cash distributions on common stock will continue to be considered a return of capital.

In the second quarter of fiscal 2011, our Board of Directors adopted a policy pursuant to which the Company would pay quarterly cash distributions on our common stock. We intend to continue to pay such distributions subject to capital availability and periodic determinations by our Board of Directors that cash distributions are in the best interest of our shareholders and are in compliance with all laws and agreements of Cypress applicable to the declaration and payment of cash distributions. Based upon our lack of current earnings and profits, in the United States, these distributions have been treated for income tax purposes as a return of capital.

Future distributions may be affected by, among other factors:

•	our views on potential future capital requirements for investments in acquisitions and the funding of our research and development;

•	stock repurchase programs;

•	changes in federal and state income tax laws or corporate laws; and

•	changes to our business model.

Our distribution payments may change from time to time, and we cannot provide assurance that we will continue to declare distributions in any particular amounts or at all. In addition, we cannot provide assurance that the cash distributions will continue to be treated for income tax purposes as a return of capital. A reduction in our distribution payments or a change in the tax treatment of future distributions could have a negative effect on our stock price.

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

The table below sets forth information with respect to repurchases of our common stock made during the half of fiscal 2012 under this program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
	(In thousands, except per-share amounts)
Remaining balance available for purchases at the beginning of the period				$320,189
Repurchases during Q1-2012 (1):
January 2, 2012—January 29, 2012	97	$16.90	97	$318,543
January 30, 2012—February 26, 2012	1,087	$17.87	1,087	$299,124
February 27, 2012—April 1, 2012	4,887	$15.75	4,887	$222,160

Total repurchases during Q1-2012	6,071	$16.15	6,071	$222,160

Repurchases during Q2-2012 (1):
April 2, 2012—April 29, 2012	6	$15.14	6	$222,077
April 30, 2012—May 27, 2012	1,402	$13.09	1,402	$203,715
May 28, 2012—July 1, 2012	115	$12.44	115	$202,282

Total repurchases during Q2-2012	1,523	$13.05	1,523	$202,282
Repurchases during Q3-2012 (1):
July 2, 2012—July 29, 2012	3,743	$11.30	3,743	$159,985
July 30, 2012—August 26, 2012	2,060	$10.72	2,060	$137,901
August 27, 2012—September 30, 2012	1,482	$11.61	1,482	$120,696

Total repurchases during Q3-2012	7,285	$11.20	7,285	$120,696

Grand total repurchases during Q1, Q2 and Q3 2012	14,879		14,879

(1)	Monthly information is presented by reference to the Company’s fiscal months during the three quarters of fiscal 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Quarterly Executive Incentive Payments

On November 1, 2012, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved incentive payments to our executive officers for the third quarter of fiscal 2012 performance incentive plans. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our non-GAAP profit-before-taxes percentage as well as individual strategic, operational and financial goals established for each executive. The following table sets forth the cash payments to our Named Executive Officers under the KEBP and the PBP in the third quarter of fiscal 2012:

Named Executive Officers	KEBP	PBP
T.J. Rodgers, President and Chief Executive Officer		$13,262
Brad W. Buss, Executive Vice President, Finance & Administration and Chief Financial Officer	$3,944	—
Christopher Seams, Executive Vice President, Sales, Marketing and Operations	$3,626	—
Cathal Phelan, Executive Vice President, Consumer and Computation Division	$3,298	—
Paul Keswick, Executive Vice President, New Product Development	$1,768	—

Mr. Paul Keswick, our Executive Vice President of New Product Development, was paid an incentive payment amounting to $9,006 in accordance with the terms of our Design Bonus Plan (the “DBP”). The payment amount was determined based upon the performance of Mr. Keswick during the third quarter of fiscal 2012. Mr. Keswick is the only named executive officer participant to the DBP as it is a bonus plan available to our design and certain product development engineers.

Additionally, there were incentive payments for the third quarter of fiscal 2012 under the KEBP, totaling $20,459, to five other senior executive officers who are not Named Executive Officers.

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: November 2, 2012	By:	/s/ BRAD W. BUSS
Brad W. Buss
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Incorporated by References
Exhibit Number	Description	Form	Filing Date	File No.	Filed Herewith

10.31	Credit and Guaranty Agreement—Revolving Credit Facility.	8-K	6/26/2012	001-10079	—

10.32	Pledge and Security Agreement.	8-K	6/26/2012	001-10079	—

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	X

101.INS*†	XBRL Instance Document.	—	—	—	—

101.SCH*†	XBRL Taxonomy Extension Schema Document.	—	—	—	—

101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—

101.DEF*†	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	—

101.LAB*†	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	—

101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	—

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
†	Furnished herewith.