Form 10-K
period 2012-12-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2013-02-28
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2012

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

Large accelerated filer    ☒        Accelerated filer    ☐        Non-accelerated filer    ☐        Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 1, 2012 as reported on the NASDAQ Global Select Market, was approximately $1.8 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2013, 145,984,047 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be filed pursuant to Regulation 14A for the year ended December 30, 2012 are incorporated by reference in Items 10 - 14 of Part III of this Annual Report on Form 10-K.

STATEMENTS

The discussion in this Annual Report on Form 10-K contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our manufacturing strategy, the expected timing and costs related to our acquisition of Ramtron International Corporation, our expectation regarding dividends and stock repurchases, our expectations regarding future technology transfers and other licensing arrangements, our expectations regarding the timing and cost of our restructuring liabilities, expected purchases by IV, our expectations regarding our active litigation matters, our intention to appeal the GSI ruling and our intent to defend ourselves in those matters; the competitive advantage we believe we have with our patents as well as our proprietary programmable technologies and programmable products, our backlog as an indicator of future performance, the risk associated with our yield investment agreements, our foreign currency exposure and the impact exchange rates could have on our operating margins, the adequacy of our cash and working capital positions, the value and liquidity of our investments, including auction rate securities and our other debt investments, our ability to recognize certain unrecognized tax benefits within the next twelve months as well as the resolution of agreements with various foreign tax authorities, including especially our recent India tax audit, our investment strategy, the impact of interest rate fluctuations on our investments, the volatility of our stock price, the adequacy of our real estate properties, the utility of our non-GAAP reporting, the adequacy of our audits, the potential impact of our indemnification obligations and the impact of new accounting standards on our financial statements. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Annual Report on Form 10-K for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets and consumers we serve and our investments; our ability to timely deliver our proprietary and programmable technologies and products, the current credit conditions; our ability to expand our customer base, our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; changes in the law, the results of our pending tax examinations; our ability to achieve liquidity in our investments, the failure or success of our Emerging Technology division and/or the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Annual Report on Form 10-K.

PART I

ITEM 1.

General

Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and exceptional system value. Our offerings include the flagship Programmable System-on-Chip (“PSoC®”) families and derivatives such as CapSense® touch sensing and TrueTouch® solutions for touchscreens. We are the world leader in Universal Serial Bus (“USB”) controllers, including the high-performance West Bridge® solution that enhances connectivity and performance in multimedia handsets. In addition we are the industry leader in the high-performance SRAM memory market and a market leader in programmable timing devices. We serve numerous markets including consumer, mobile handsets, computation, data communications, automotive, industrial and military. Cypress programmable products can be found in a wide array of the world’s leading end products, including cell phones, tablets, PCs and PC peripherals, audio and gaming devices, household appliances, and communications devices.

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

Our fiscal 2012 ended on December 30, 2012, fiscal 2011 ended on January 1, 2012 and fiscal 2010 ended on January 2, 2011.

Business Segments

As of the end of fiscal 2012, our organization included the following business segments:

Business Segments	Description
Memory Products Division	A division that focuses on static random access memory (“SRAM”), nonvolatile business units and general-purpose programmable clocks. Its purpose is to enhance our No. 1 position in SRAMs and invent new and related products.

Data Communications Division	A division focused solely on USB controllers, WirelessUSB™ and West Bridge® peripheral controllers for handsets, PCs and tablets. Its purpose is to enhance our No. 1 position in USB.

Programmable Systems Division (“PSD”)	A division focusing primarily on our PSoC® and PSoC-based products. This business segment focuses on (1) the PSoC platform family of devices including PSoC 1, PSoC 3 and PSoC 5 and all derivatives, (2) PSoC-based user interface products such as CapSense® touch-sensing and TrueTouch® touchscreen products, (3) PSoC-based module solutions including Trackpad and Ovation™ Optical Navigation Sensors (“ONS”) and (4) automotive products. PSD is chartered to become No. 1 in CapSense and TrueTouch and chartered to build the base PSoC franchise.

Business Segments	Description

Emerging Technologies Division (“ETD”)	Our “startup” division includes AgigA Tech Inc. and Deca Technologies Inc., both of which are subsidiaries of Cypress. ETD also includes our foundry business and other development-stage activities. Note that certain businesses, such as our trackpad business, have “graduated” from ETD as it was reported in 2011 into operating divisions.

For additional information on our segments, see Note 19 of Notes to Consolidated Financial Statements under Item 8.

Business Strategies

Cypress is committed to managing its expenses and to maintaining a strong balance sheet. We have successfully transitioned many of our business operations to lower-cost centers, including India, the Philippines and China. In addition, we are using foundry partners for more of our manufacturing needs.

In 2010, Cypress continued to focus sales, marketing, and product development on its “touch” business, which includes touchscreens and button-replacement technologies. As a result, we realized significant revenue growth for our PSoC-based TrueTouch touchscreen controllers and CapSense capacitive-touch-sensing products, primarily in the handset market. We also realized our first design win in ONS, which provides unique touch sensors for mobile phones. As a result, Cypress’s handset revenue increased by more than 30 percent, year over year.

In 2011, Cypress introduced three important products: Gen4 TrueTouch controllers, EZ-USB® FX3™ controllers for USB 3.0, and the West Bridge® Benicia controller, which brings USB 3.0 capability to mobile devices. All of these families have received positive customer acceptance and continue to add incremental revenue.

In 2012, Cypress acquired Ramtron International Corporation (“Ramtron”) for a purchase price of $107.9 million. Ramtron is a leading provider of high-speed, non-volatile memory based in Colorado Springs, Colorado. Ramtron’s F-RAM based products complement Cypress’s nvSRAM product line, enabling Cypress to offer the industry’s most comprehensive high-speed, non-volatile memory offering for mission-critical applications. Cypress also introduced the PSoC 5LP Programmable System-on-Chip family of low-power, precision analog devices for a wide variety of industrial, medical and consumer applications. The Company also delivered a new TrueTouch family called TrueTouch Gen4X, which offers the industry’s best touchscreen performance in the presence of noise sources such as low-cost phone chargers.

In fiscal 2013, Cypress will continue to pursue the following key strategies:

•

Drive profitability. Driving profitability and a high return on investment for our stockholders is our first priority. Toward that end, Cypress has implemented a tight, corporate-wide focus on gross margin and operating expenses. Over the past several years, Cypress has continued to move its operations to low-cost centers in India, the Philippines and China and implemented a flexible manufacturing model. As a result of these efforts, Cypress has been able to offer impressive shareholder value by repurchasing more than $911.6 million in stock since 2010, and by raising the quarterly dividend to $0.11 per share starting in April 2012.

•

Drive programmability. We believe our proprietary programmable technologies and programmable product leadership, led by our flagship PSoC family of devices, represents an important competitive advantage for us. Driven by current and anticipated demand, we continue to define, design and develop new programmable products and solutions that offer our customers increased flexibility and efficiency, higher performance, and higher levels of integration with a focus on analog functionality.

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

•

Focus on large and growing markets. We will continue to pursue business opportunities in large and growing markets, including handheld and human interface/consumer devices, personal health monitoring, industrial sensing and control, mobile accessories, automotive, and system management.

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

•

Identify and exit legacy or non-strategic, underperforming businesses. A focused business will allow us to better achieve our current objectives. Over the past three years, we have divested certain business units that were inconsistent with our future business initiatives and long-term plans. Exiting these businesses has allowed us to focus our resources and efforts on our core programmable and proprietary business model. Our recent divestiture of Cypress Envirosystems is an example of Cypress executing on this strategy. As part of our growth strategy, we will continue to review our business units to ensure alignment with our short and long-term goals.

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

Product/Service Overview

Programmable Solutions Division (“PSD”):

The Programmable Solutions Division designs and develops solutions for many of the world’s leading end-product manufacturers. Its programmable product offerings are the linchpin of our programmable solutions strategy. This division’s products include PSoC devices, CapSense, and TrueTouch touch-sensing/touchscreen products, module-based solutions including optical navigations sensors and trackpads, and automotive products. PSoC® products are used in various consumer applications such as MP3 players, mass storage, household appliances, laptop computers and toys. The TrueTouch™ touchscreen products are used in mobile phones, tablets, GPS, digital cameras and other mobile systems. CapSense devices are used in any application that employs buttons or sliders.

The following table summarizes the markets and applications related to our products in this segment:

Products	Markets	Applications
PSoC® 1, PSoC® 3 and PSoC® 5	Consumer, handsets, industrial, medical, communications, automotive	Digital still and video cameras, appliances, handheld devices, notebook computers, LCD monitors, medical devices, mice, keyboards, industrial, toys, mobile accessories and e-Bikes.

TrueTouch	Consumer, computation, handsets, communication, gaming, automotive	Mobile handsets, tablets, portable media players, cameras, autos, video games, GPS systems, keyboards and other applications.

CapSense	Consumer, industrial, computation, white goods, communication, automotive	Notebook computers and PCs, appliances, handheld devices, automotive control pads/media centers, digital cameras, toys, consumer products and many other applications.

Trackpad Solutions	PCs, consumer	Cypress has applied its capacitive sensing expertise to the trackpad market for laptop computers. Trackpads offer cursor control and other functions, and Cypress’s solution has been adopted by multiple PC manufacturers.

Optical Navigation Sensors	PC peripherals, consumer	Our OvationONS technology is used in smartphones, tablet PCs, remote controls, e-book readers, wired and wireless mice and industrial applications.

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

Cypress’s PSoC® 1 device delivers performance, programmability and flexibility with a cost-optimized 8-bit M8 CPU subsystem. PSoC® 3 uses an 8-bit, Intel® 8051-based microcontroller with 7.5 times more computing power than PSoC® 1. The 32-bit, ARM®-Cortex™-based PSoC® 5 has 25 times more computing power than PSoC® 1. The analog-to-digital converters on PSoC® 3 and PSoC® 5 are 256 times more accurate and 10 to 30 times faster than PSoC® 1, and there are 10 times more programmable logic gates available. PSoC® Creator™ is a unique design tool that allows engineers to use intuitive schematic-based capture and dozens of certified, firmware-defined, pre-packaged peripherals. In 2011, Cypress introduced PSoC® Creator™ 2.0, which offers compatibility with popular third-party compilers. It also announced multiple design wins with new customers. Cypress shipped its 1.5 billionth PSoC® device in 2012, and its online community for developers of PSoC® and other products (www.cypress.com/go/community) featuring technical forums, blogs and videos grew to over 60,000 registered users. In December 2012, Cypress hosted PSoC World, an online tradeshow that attracted more than 5,000 attendees.

TrueTouch Touchscreen Solutions. TrueTouch is a single-chip touchscreen solution that can interpret the inputs of more than 10 fingers from all areas of the screen simultaneously. This enables designers to create new usage models for products such as mobile handsets, tablets, digital camers, portable media players (“PMPs”), GPS and other products. The TrueTouch family also includes devices that perform traditional touchscreen functions including interpreting single touches, and gestures such as tap, double-tap, pan, pinch, scroll, and rotate. In 2012, Cypress introduced the Gen4X family of TrueTouch controllers, which delivers the industry’s best noise performance along with a host of exclusive features. We also shipped new, low-cost single-layer sensor technologies that enable manufacturers to replace resistive screens with capacitive screens. We are shipping products from the TrueTouch family into many of the world’s leading cell phone Original Equipment Manufacturers (“OEM”).

CapSense. Our CapSense capacitive touch-sensing solutions replace mechanical switches and controls with simple, touch-sensitive controls by detecting the presence or absence of a conductive object (such as a finger) and measuring changes in capacitance. This technology lends itself equally well to buttons, sliders, touchpads, touchscreens and proximity sensors, taking industrial design possibilities to a much higher level. The CapSense family supports all different ranges of general purpose inputs/outputs, buttons and slider devices. Cypress’s CapSense devices feature SmartSense™ technology, an automatic tuning solution for that dynamically detects and adjusts a system’s capacitive-sensing parameters, eliminating the need for manual tuning. Cypress has replaced more than 4 billion buttons with CapSense technology and is the worldwide capacitive sensing market share leader in handsets.

Data Communications Division (“DCD”):

The Data Communications Division focuses solely on USB controllers, WirelessUSB™ and West Bridge® peripheral controllers for handsets, PCs and tablets. Its purpose is to enhance our No. 1 position in USB. USB is used primarily in PC and peripheral applications and is finding increased adoption rates in consumer devices such as MP3 players, mobile handsets and set-top boxes.

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

USB Controllers. Cypress is the market leader in USB with more than one billion devices shipped. USB provides the primary connection between a PC and peripherals, including keyboards, mice, printers, joysticks, scanners and modems. It is also used to connect various non-PC systems, such as handheld games, digital still cameras and MP3 players. The USB standard facilitates a “plug-and-play” architecture that enables instant recognition and interoperability when a USB-compatible peripheral is connected to a system. We offer a full range of USB solutions, including low-speed (1.5 Mbps), full-speed (12 Mbps), high-speed (480 Mbps) and now “Super Speed” (up to 5 Gbps) USB products. We also offer a variety of USB hubs, transceivers, serial interface engines and embedded-host products for a broad range of applications.

West Bridge® Peripheral Bridge Controllers. Our West Bridge products enable direct connection between peripherals, creating ultra-fast transfers while offloading the main processor from data-intensive operations. The West Bridge family complements the main processor by adding support for next generation and latest standards and allowing simultaneous transfers between peripherals and processing elements. West Bridge controllers are three-ported devices designed specifically for handsets to provide a direct path from PC to handset mass storage, freeing baseband/applications processor resources by limiting its involvement in these high-density transfers. Additionally, West Bridge creates simultaneous usage models by adding dedicated paths between the three ports to literally create multiple usage models such as using the handset as a modem, while downloading multimedia files, and playing music. The West Bridge Benicia product was the first controller to bring USB 3.0 speed (up to 5 Gbps) to mobile handsets.

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

Memory Products Division (“MPD”):

Our Memory Products Division designs and manufactures SRAM products and nonvolatile SRAMs (“nvSRAM”s) which are used to store and retrieve data in networking, wireless infrastructure and handsets, computation, consumer, automotive, industrial and other electronic systems. Cypress is the world’s No.1 supplier of SRAMs due to its broad portfolio of high-performance, synchronous SRAMs, consolidation within the supply base and additional share gains with strategic global customers. Our memory products target a variety of markets including networking, telecommunications, wireless communications and consumer applications. In 2011, we reaffirmed our commitment to the SRAM market with investments in new product development for next generation of high-performance synchronous SRAMs to extend the QDR architecture. We have also completed a major capacity expansion with one of our foundry partners that triples the capacity for our advanced 65-nm SRAM products with very low lead-times. In addition, we are also investing in a new wafer manufacturing process technology and expanding our patented “autoline” packaging and test capability that dramatically cuts our packaging time and cost. In 2012, Cypress acquired Ramtron to add to our non-volatile memory portfolio.

Our MPD also includes timing technology products and specialty memory offerings.

The following table summarizes the markets and applications related to our products in this segment:

Products	Markets	Applications
Asynchronous SRAMs	Consumer, networking	Consumer electronics, switches and routers, automotive, peripheral and industrial electronics.

Synchronous SRAMs	Base station, networking	Wireline networking, wireless base stations, high bandwidth applications and industrial electronics.

nvSRAMs	Servers, industrial	Redundant array of independent disk servers, point of sale terminals, set-top boxes, copiers, industrial automation, printers, single-board computers and gaming.

F-RAMs	Automotive, medical	Smart electric meters, aerospace, medical systems, automotive, industrial controls, electronic point-of-sale terminals, printers and wireless (RFID) memory.

Dual-port Memories	Networking, telecommunication	Medical and instrumentation, storage, wireless infrastructure, military communications, image processors and base stations.

First-in, first-out (“FIFO”) Memories	Video, data communications, telecommunications, networking	Video, data communications, telecommunications, and network switching/routing.

Programmable clocks	Communications, computation	Set-top boxes, copiers, printers, HDTV, industrial automation, printers, single-board computers, IP phones, storage devices, servers and routers.

RoboClock® buffers	Communications	Base stations, high-end telecom equipment (switches, routers), servers and storage.

Asynchronous SRAMs. We manufacture a wide selection of fast asynchronous and micropower SRAMs with densities ranging from 16 Kbits to 64 Mbits. These memories are available in many combinations of bus widths, packages and temperature ranges including automotive. They are ideal for use in point-of-sale terminals, gaming machines, network switches and routers, IP phones, IC testers, DSLAM Cards and various automotive applications. Additionally, we introduced the market’s first 32-bit and 64-bit fast asynchronous SRAMs targeting storage servers, switches, routers, test and military equipment.

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

F-RAMs. Cypress’s new F-RAM memories, offer extremely low power with the same non-volatility as nvSRAM products. F-RAM memory cells are immune to gamma radiation and EMI, making them well-suited to certain aerospace and medical systems. Other applications include automotive, smart electric meters, industrial controls, electronic point-of-sale terminals, printers and wireless (RFID) memory.

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

Emerging Technologies:

Cypress’s Emerging Technology Division consists of businesses outside our core semiconductor business. It includes majority-owned subsidiaries AgigA Tech, Inc., Deca Technologies, Inc., foundry services, other development stage activities and certain corporate expenses.

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

Deca Technologies, Inc. (“Deca”). Deca is a majority-owned and fully independent subsidiary of Cypress. Headquartered in Tempe, AZ., and with global capabilities, Deca has pioneered a breakthrough approach to wafer level packaging and interconnect technology inspired by SunPower Corporation’s unique solar wafer fabrication methodology. Deca’s initial product offering includes a series of wafer level chip scale packaging (“WLCSP”) solutions serving several of the top 25 semiconductor producers. Deca’s approach enables industry leading cycle times, flexibility and value for WLCSP which is one of the semiconductor industry’s fastest growing electronic interconnect technologies.

Acquisition

In November 2012, we completed the acquisition of Ramtron and purchased all of Ramtron’s outstanding common stock at a purchase price of $3.10 per share for a total cash payment of $100.9 million, equity consideration totaling $1.8 million and incurred direct transaction costs of $15.3 million. This $15.3 million of acquisition related expenses includes legal, banker, severance expenses and costs related to the acceleration of terminated employee stock awards. All existing Ramtron equity based incentive plans were terminated upon the completion of the acquisition.

See Note 2 of Notes to Consolidated Financial Statements under Item 8 for further discussion.

Divestitures

On December 19, 2012, we completed the divestiture of our wholly-owned subsidiary Cypress Envirosystems (“Envirosystems”) and we received nominal consideration that is dependent upon future performance. Envirosystems was part of our ETD segment and as a result of the sale we recorded a loss of $1.6 million in “(Gain) loss on divestiture,” on the Consolidated Statement of Operations.

As part of Cypress’s continued efforts to focus on programmable products including our flagship PSoC® programmable system-on-chip solutions and our TrueTouch™ touch-sensing controllers, we divested our image sensors product families and sold them to ON Semiconductor Corporation on February 27, 2011 in an all cash transaction for a consideration of approximately $34 million.

For additional information on these divestitures, see Note 3 of Notes to Consolidated Financial Statements under Item 8.

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

We currently manufacture approximately 69% of our semiconductor products at our wafer manufacturing facility in Bloomington, Minnesota. External wafer foundries, mainly in Asia, manufactured the balance of our products and we expect that our wafer foundry partners will continue to increase their manufacturing as a percentage of total output.

We conduct assembly and test operations at our highly automated assembly and test facility in the Philippines. This facility accounts for approximately 36% of the total assembly output and 36% of the total test output. Various subcontractors in Asia performed the balance of the assembly and test operations.

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

We have a strategic foundry partnership with Grace Semiconductor Manufacturing Corporation (“Grace”), located in Shanghai, China. Our agreement with them transferred certain proprietary process technologies to Grace and provided additional production capacity to augment output from our manufacturing facilities. Since 2007, when we completed the transfer of our 0.35-micron SONOS, 0.13-micron SRAM and LOGIC processes and 0.09-micron SRAM, we have been purchasing products from Grace that are manufactured using these processes. In conjunction with our partnership with Grace, we made certain pre-payments to them in fiscal 2011 to secure a certain supply of wafers. The pre-payments are applied to purchases of wafers from Grace over a period of two years ending February 22, 2013. As of December 30, 2012, the unapplied pre-payment balance was approximately $7.3 million.

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

Manufacturing Alliances

As part of our acquisition of Ramtron, we acquired a commercial manufacturing agreement for F-RAM products with Texas Instruments (“TI”). The agreement was entered into in 2007 and amended in 2011 and 2012. Under that agreement, the Company provides certain design, testing and other activities associated with product development, and TI provides certain foundry and related services. As amended on November 30, 2012, the agreement provides for automatic renewals unless written notice of termination is given prior to the end of any renewal period. If notice of termination is given, the agreement terminates one year thereafter and the Company may place last orders and take delivery of product during the following year. The agreement contains various obligations of the parties, including obligations for us regarding minimum orders and negotiated pricing of products we purchase.

Research and Development

Research and development efforts are focused on the development and design of new semiconductor products, as well as the continued development of advanced software platforms primarily for our programmable solutions. Our goal is to increase efficiency in order to maintain our competitive advantage. Our research and development organization works closely with our manufacturing facilities, suppliers and customers to improve our semiconductor designs and lower our manufacturing costs. During fiscal 2012, 2011, and 2010, research and development expenses totaled $189.9 million, $190.0 million, and $176.8 million, respectively.

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

Outstanding accounts receivable from three of our distributors, accounted for 12.2%, 11.9% and 10.2%, respectively, of our consolidated accounts receivable as of December 30, 2012. Outstanding accounts receivable from three of our distributors, accounted for 14.1%, 13.9% and 11.1%, respectively, of our consolidated accounts receivable as of January 1, 2012.

Revenue generated through Avnet, Inc., Macnica Inc., and Arkian, three of our distributors, accounted for 13.5%, 12.4% and 10.1% respectively, of our consolidated revenue for fiscal 2012. Samsung Electronics (“Samsung”), an end customer, purchases our products from certain of our distributors. Shipments to Samsung accounted for 10.8% of our consolidated revenue for fiscal 2012.

Revenue generated through Avnet Inc. and Weikeng Industrial Co. Ltd, two of our distributors accounted for 12.8% and 11.2%, respectively, of our consolidated revenue for fiscal 2011. Shipments to Samsung accounted for 10.0% of our consolidated revenue for fiscal 2011.

Revenue generated through Avnet Inc. and Arrow Electronics, Inc., two of our distributors accounted for 15% and 10%, respectively, of our consolidated revenue for fiscal 2010. We had no end customers accounting for 10% or greater of our consolidated revenue for fiscal 2010.

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

We face competition from domestic and foreign semiconductor manufacturers, many of which have advanced technological capabilities and have increased their participation in the markets in which we operate. We compete with a large number of companies primarily in the telecommunications, networking, data communications, computation and consumer markets. Companies who compete directly with our semiconductor businesses include, but are not limited to, Altera, Analog Devices, Atmel, Freescale, Integrated Device Technology, GSI Technology, Integrated Silicon Solution, Inc., Lattice Semiconductor, Linear Technology, Maxim Integrated Products, Microchip Technology, Renesas, Samsung, Silicon Laboratories, Synaptics, Texas Instruments and Xilinx.

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

Intellectual Property

We have an active program to obtain patent and other intellectual property protection for our proprietary technologies, products and other inventions that are aligned with our strategic initiatives. We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position in the domestic and international markets we serve. As of the end of fiscal 2012, we had approximately 1,913 issued patents and approximately 850 additional patent applications on file domestically and internationally. In addition, in fiscal 2013, we are preparing to file up to 150 new patent applications in the United States and up to 40 foreign applications in countries such as China, Taiwan, Korea, Europe and India. The average remaining life of our patent portfolio is approximately 10 years.

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

Financial Information about Segments and Geographic Areas

Financial information about segments and geographic area is incorporated herein by reference to Note 19 of Notes to Consolidated Financial Statements under Item 8.

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

Employees

As of December 30, 2012, we had approximately 3,600 employees worldwide, slightly up from approximately 3,400 employees as of January 1, 2012 mainly from our acquisition of Ramtron in Q4 as well as hiring under our new college graduate program. Geographically, approximately 1,400 employees were located in the United States, 1,000 employees were located in the Philippines, 650 employees were located in India and 550 employees were located in other countries. Of the total employees, approximately 1,700 employees were associated with manufacturing, 1,000 employees were associated with selling, general and administrative functions, and 900 employees were associated with research and development.

None of our employees are represented by a collective bargaining agreement, nor have we ever experienced organized work stoppages.

Executive Officers of the Registrant

Certain information regarding each of our executive officers is set forth below:

Name	Age	Position
T. J. Rodgers	63	President, Chief Executive Officer and Director
Brad W. Buss	48	Executive Vice President, Finance and Administration and Chief Financial Officer
Sabbas A. Daniel	49	Executive Vice President, Quality
Alan Hawse	43	Executive Vice President, Software Development
Paul D. Keswick	54	Executive Vice President, New Product Development, Engineering, IT
Badri Kothandaraman	40	Executive Vice President, Data Communications Division and Executive Director, Cypress India Limited
Dana C. Nazarian	45	Executive Vice President, Memory Products Division
J. Augusto De Oliveira	48	Executive Vice President, Chief Technical Officer
Hassane El-Khoury	33	Executive Vice President, Programmable Systems Division
Christopher A. Seams	49	Executive Vice President, Sales and Marketing
Minh Pham	53	Executive Vice President, World Wide Manufacturing and Operations
Thomas Surrette	49	Executive Vice President, Human Resources

T.J. Rodgers is a founder of Cypress and has been a Director and its President and Chief Executive Officer since 1982. Mr. Rodgers sits on the board of directors of Cypress’s internal subsidiaries as well as Bloom Energy, a privately held fuel cell company. Mr. Rodgers was also a member of the Board of Trustees of Dartmouth College until June 2012.

Brad W. Buss joined Cypress in 2005 as Executive Vice President, Finance and Administration and Chief Financial Officer. Prior to joining Cypress, Mr. Buss served as Vice President of Finance at Altera Corporation, a provider of programmable logic solutions. Mr. Buss spent seven years as a finance executive with Wyle Electronics, a provider of high tech services for aerospace, life sciences and information systems, culminating as Chief Financial Officer and Secretary of the Atlas Services division. Mr. Buss was also a member of Cisco Systems’ worldwide sales finance team. In addition, Mr. Buss served as Senior Vice President of Finance and Chief Financial Officer and Secretary at Zaffire, a developer of optical services networking systems. Mr. Buss currently serves as a board member of certain internal subsidiaries as well as CafePress.com and Tesla Motors, both publicly listed companies.

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

J. Augusto De Oliveira was named Executive Vice President and Chief Technical Officer in 2012. Mr. Oliveira has more than 25 years of experience in R&D management and technology strategy for very-large-scale systems-on-chip. From 1999 to 2005, Mr. Oliveira was Chief Architect and Innovation Manager for the consumer business of Philips Semiconductors. Mr. Oliveira joined Cypress in 2007 as Senior Vice President and CTO of Cypress’s memory and data communications divisions. In late 2008, his role was expanded to include all divisions.

Hassane El-Khoury was named Executive Vice president of the Programmable Systems Division in 2012. After working as an engineer at Continental Automotive Systems, he joined Cypress’s automotive business unit and expanded the Company’s presence in the Human-Machine Interface and Body Electronics segments of the automotive marketplace. He currently is responsible for Cypress’s PSoC, touch and automotive businesses.

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

Minh Pham was appointed Executive Vice President of WW Manufacturing and Operations in 2012. Prior to his current position, Mr. Pham, who joined Cypress in 1995, held various management positions responsible for Cypress’s manufacturing, test and assembly operations. He ran Cypress’s former fabrication facility in Round Rock, Texas, its current Fab 4 in Bloomington, Minnesota, and the test and assembly operations in the Philippines. Prior to joining Cypress, Mr. Pham held management positions for Mostek Corporation and Philips Semiconductors.

The executive officers of our majority-owned subsidiaries are as follows:

Name	Age	Position
Timothy L. Olson	50	President & Chief Executive Officer, Deca Technologies Inc.
Ronald Sartore	61	Chief Executive Officer, AgigA Tech Inc.

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

We have significant customer sales both in the U.S. and internationally. We are also reliant upon U.S. and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions, including the challenging economic conditions that have prevailed and continue to prevail in the U.S. and worldwide. The recent turmoil in the financial markets has resulted in dramatically higher borrowing costs which have made it more difficult (in some cases, prohibitively so) for many companies to obtain credit and fund their working capital obligations. If any of our manufacturing partners, customers, distributors or suppliers experiences serious financial difficulties or ceases operations, our business will be adversely affected. In addition, the adverse impact of the credit crisis on consumers, including higher unemployment rates, is expected to adversely impact consumer spending, which will adversely impact demand for consumer products such as certain end products in which our chips are embedded. For example, in the fourth quarter of fiscal 2012, due to the weakened macro economy, we experienced a revenue shortfall due to a sudden decline in customer orders across all geographies and end markets forecasted by our distribution partners. In addition, prices of certain commodities, including oil, metals, grains and other food products, are volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations and periodic delays in delivery. High or volatile commodity prices increase the cost of doing business and adversely affect consumers’ discretionary spending. As a result of the difficulty that businesses (including our customers) may have in obtaining credit, the increasing and/or volatile costs of commodities and the decreased consumer spending that is the likely result of the weakness in the general economy, credit market crisis, unemployment and commodities’ price volatility, continued global economic and market turmoil are likely to have an adverse impact on our business, financial condition, results of operations and cash flows.

The trading price of our common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, and each of which could adversely affect our stockholders’ value.

The trading price of our common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, including, but not limited to:

•	quarterly variations in our results of operations or those of our competitors;
•	announcements by us or our competitors of acquisitions, new products, significant contracts, design wins, commercial relationships or capital commitments;
•	the perceptions of general market conditions in the semiconductor industry and global market conditions;
•	our ability to develop and market new and enhanced products on a timely basis;

•	any major change in our board or senior management;
•	changes in governmental regulations or in the status of our regulatory compliance that impact our business;
•	recommendations by securities analysts or changes in earnings estimates concerning us or our customers or competitors;
•	announcements about our earnings or the earnings of our competitors that are not in line with analyst expectations;
•	the volume of short sales, hedging and other derivative transactions on shares of our common stock;
•	economic conditions and growth expectations in the markets we serve;
•	credit conditions; and
•	changes in our policy regarding dividends or our ability to declare a dividend.

Further, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Finally, our executive officers, who may hold a substantial number of shares of our common stock, may from time to time, pledge all or a portion of their holdings as collateral or include such holdings in margin accounts. If our stock price were to drop suddenly, such margin accounts could be called and the shares in such accounts may be automatically sold by a third party in the open market, even during a blackout period.

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

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. Demand for our products depends in large part on the continued growth of various electronics industries that use our products, including, but not limited to:

•	wireless telecommunications equipment;
•	computers and computer-related peripherals;
•	memory products;
•	networking equipment and
•	consumer electronics, including mobile handsets, tablets, notebook PC’s, automotive electronics and industrial controls.

Any downturn or reduction in the growth of these industries could seriously harm our business, financial condition and results of operations. In particular, our TrueTouch™ family of products is highly concentrated in consumer handset markets which are susceptible to changes in the general economy, consumer acceptance, design wins, competition and price.

We order materials and build our products based primarily on our internal forecasts, customer and distributor forecasts and secondarily on existing orders, which may be cancelled under many circumstances. Because our markets can be volatile, are based on consumer demand and subject to rapid technological and price changes, our forecasts may be inaccurate, causing us to make too many or too few of certain products.

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

Our ability to compete successfully in the rapidly evolving semiconductor industry depends on many factors, including:

•

our success in developing and marketing new products, software platforms and manufacturing technologies and bringing them to market on a timely basis; especially our new touchscreen products which have been a major source of revenue growth over the last three years;

•	the quality and price of our products;
•	the diversity of our product lines;
•	the cost effectiveness of our design, development, manufacturing, support and marketing efforts, especially as compared to our competitors;
•	our success in developing and introducing firmware in a timely manner;
•	our customer service and customer satisfaction;
•	our ability to successfully execute our flexible manufacturing initiative;
•	the pace at which customers incorporate our products into their systems, as is sometimes evidenced by design wins;
•	the number, strength and nature of our competitors, the markets they target and the rate and success of their technological advances;
•	the success of certain of our development activity which is a part of our Emerging Technologies business segment;
•	our ability to get competitive terms with our vendors, manufacturing partners and suppliers;
•	general economic conditions; and
•	our access to and the availability of working capital.

Although we believe we currently compete effectively in the above areas to the extent they are within our control, given the pace of change in our industry, our current abilities are not guarantees of future success. If we are unable to compete successfully in this environment, our business, financial condition and results of operations will be seriously harmed.

If we fail to develop, introduce and sell new products or fail to develop and implement new technologies, our ability to compete in our end markets will suffer and our financial results could be adversely impacted.

Like many semiconductor companies, which operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. Our new products, for example PSoC®3 and 5 and TrueTouch™ and our ETD companies are an important strategic focus for us and therefore, they tend to consume a significant amount of our resources. The new products the market requires tend to be increasingly complex, incorporating more functions and operating at faster speeds than old products. Increasing complexity generally requires smaller features on a chip. This makes manufacturing new generation of products substantially more difficult than prior generations.

Despite the significant amount of resources we commit to new products, there can be no guarantee that such products will perform as expected or at all, be introduced on time to meet customer schedules or gain market acceptance. If we fail to introduce new product designs or technologies in a timely manner or are unable to manufacture products according to the requirements of these designs, or if our customers do not successfully introduce new systems or products incorporating our products, or market demand for our new products does not materialize as anticipated, our business, financial condition and results of operations could be materially harmed.

The complex nature of our manufacturing activities, our broad product portfolio, and our increasing reliance on third-party manufacturers makes us highly susceptible to manufacturing problems and these problems can have a substantial negative impact on us if they occur.

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

We are increasingly dependent upon third parties to manufacture, distribute, generate a significant portion of our product sales, fulfill our customer orders and transport our product. Problems in the performance or availability of these companies could seriously harm our financial performance.

Although a majority of our products are fabricated in our manufacturing facilities located in Minnesota and the Philippines, we rely to a significant extent on independent contractors to manufacture and assemble our products. We expect to increase this reliance on third-party manufacturing in the future. In addition, if market demand for our products exceeds our internal manufacturing capacity and available capacity from our foundry partners, we may seek additional foundry manufacturing arrangements.

A shortage in foundry manufacturing capacity, which is more likely to occur at times of increasing demand, could hinder our ability to meet demand for our products and therefore adversely affect our operating results. In addition, greater demand for wafers produced by any such foundries without an offsetting increase in foundry capacity raises the likelihood of potential wafer price increases. Our operations would be disrupted if any of our foundry partners terminates its relationship with us or has financial issues and we are unable to arrange a satisfactory alternative to fulfill customer orders on a timely basis and in a cost-effective manner. There are also only a few foundry vendors that have the capabilities to manufacture our most advanced products. If we engage alternative sources of supply, we may encounter start-up difficulties, yield issues or incur additional costs. Shipments could be delayed significantly while these sources are qualified for volume production.

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

Our foundry partners and assembly and test subcontractors have operations in locations that may suffer the impact of certain natural disasters, which could impact their ability to provide us with our products. We monitor these events closely, but if one of our third party manufacturing partners were to suffer significant damage to its operations as a result of a natural disaster, our ability to timely meet consumer demand would suffer which would materially harm our financial results of operation.

Our channel partners include distributors and resellers. We continue to expand and change our relationships with our distributors and expect to see an increase in the proportion of our revenues generated from our distributor channel in the future. Worldwide sales through our distributors accounted for approximately 75% of our net sales in fiscal year 2012. We rely on many distributors to assist us in creating customer demand, providing technical support and other value-added services to our customers, filling customer orders and stocking our products. We face ongoing business risks due to our reliance on our channel partners to create and maintain customer relationships where we have a limited or no direct relationship. Should our relationships with our channel partners or their effectiveness decline, we face the risk of declining demand which could affect our revenue and results of operations. Our contracts with our distributor may be terminated by either party upon notice. In addition, our distributors are located all over the world and are of various sizes and financial conditions. Any disruptions to our distributors’ operations such as lower sales, lower earnings, debt downgrades, the inability to access capital markets and higher interest rates could have an adverse impact on our business.

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

The protection of our intellectual property rights, as well as those of our subsidiaries, is essential to keeping others from copying the innovations that are critical to our existing and future products. It may be possible for an unauthorized third party to reverse-engineer or decompile our software products. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be respected by third parties. Furthermore, our flexible fab initiative requires us to enter into technology transfer agreements with external partners, providing third party access to our intellectual property and resulting in additional risk. In some cases, these technology transfer and/or license agreements are with foreign companies and subject our intellectual property to foreign countries which may afford less protection and/or result in increased costs to enforce such agreements or intellectual property rights. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. Consequently, we may become involved in litigation, in the United States or abroad, to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others or to defend against claims of invalidity. We are also from time to time involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights.

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

International revenues historically accounted for a significant portion of our total revenues. Our manufacturing, assembly, test operations and certain finance operations located in the Philippines, as well as our international sales offices and design centers, face risks frequently associated with foreign operations including but not limited to:

•	currency exchange fluctuations;
•	the devaluation of local currencies;
•	political instability;
•	labor issues;
•	the impact of natural disasters on local infrastructures and economies;
•	changes in local economic conditions;
•	import and export controls;
•	potential shortage of electric power supply;

•	potential violations by our international employees or third party agents of international or U.S. laws relevant to foreign operations (such as FCPA) and
•	changes in tax laws, tariffs and freight rates.

To the extent any such risks materialize, our business, financial condition or results of operations could be seriously harmed.

We compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel would harm us.

To a greater degree than most non-technology companies, we depend on the efforts and abilities of certain key members of management and other technical personnel. Our future success depends, in part, upon our ability to retain such personnel and to attract and retain other highly qualified personnel, particularly product and process engineers. We compete for these individuals with other companies, academic institutions, government entities and other organizations. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. Equity awards are critical to our ability to hire and retain such key personnel. In addition, we may also need to significantly increase our cash based compensation to retain such personnel.

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

We are subject to many different international, federal, state and local governmental laws and regulations related to, among other things, the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process, conflict mineral and data privacy legislation, as well as the health and safety regulations related to our employees. Compliance with these regulations can be costly. We cannot assure you that we have been, or will be at all times in complete compliance with such laws and regulations. If we violate or fail to comply with these laws and regulations, we could be fined or otherwise sanctioned by the regulators. Under certain environmental laws, we could be held responsible, without regard to fault, for all of the costs relating to any contamination at our or our predecessors’ past or present facilities and at third party waste disposal sites. We could also be held liable for any and all consequences arising out of human exposure to such substances or other environmental damage.

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

Our worldwide operations could be adversely affected if disrupted for any reason, including natural disasters such as earthquakes, tsunamis, floods, hurricanes, typhoons, telecommunication or information technology system failures, regulatory or political issues, power or water shortages, fires, extreme weather conditions, medical epidemics or pandemics or other man-made disasters or catastrophic events. While we maintain business interruption insurance for our primary foreign manufacturing operations, we are self-insured for any loss or damage to our primary manufacturing facility. As such, the occurrence of any of these business disruptions for us or our third party manufacturers, partners or customers could result in significant losses, seriously harm our revenue and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the Philippines, China and India. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. However in the event of a major earthquake or other natural disaster or catastrophic event, our revenue, profitability and financial condition could suffer.

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

Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions have adversely affected us in the past, and in the future could adversely affect our financial results, stock price and reputation.

We maintain self-insurance for certain indemnities we have made to our officers and directors, and if a significant payment were to arise out of such liabilities, it could harm our financial condition and results of operation. .

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

We routinely incur indebtedness to finance our operations and from time to time we have significant amounts of outstanding indebtedness and substantial debt service requirements. In June 2012, we entered into a five-year senior secured revolving credit facility for up to $430 million with a group of lenders led by Morgan Stanley Senior Funding, Inc. The credit facility contains customary affirmative, negative and financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio, minimum fixed charge coverage ratio, and a minimum liquidity of at least $150 million. Our ability to meet our payment and other obligations and covenants under our indebtedness depends on our ability to generate significant cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any amended credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations under indebtedness we may under take from time to time. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under any indebtedness we owe. As of December 30, 2012, our outstanding debt included $232 million related to our recent credit facility, $15 million in capital leases, and $11.5 million in equipment loans. See Note 14 for more information on our Senior Secured Revolving Credit Facility and equipment loans, Note 18 for more information on capital leases and Note 5 for more information on advances received for the sale of auction rate securities.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We will have to diligence whether such minerals are used in the manufacture of our products. However, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. The first report is due on May 31, 2014 for the 2013 calendar year. However, in October 2012, the U.S. Chamber of Commerce, the National Association of Manufacturers and the Business Roundtable filed a petition challenging the adoption of the rules by the SEC. It is presently unclear if this challenge will delay the effectiveness of the rule.

Changes in U.S. tax legislation regarding our foreign earnings could materially impact our business.

A majority of our revenue is generated from customers located outside the U.S. and a substantial portion of our assets, including employees, are located outside the U.S. Foreign withholding taxes and U.S. income taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. In the past, the administration has considered initiatives which could substantially reduce our ability to defer U.S. taxes including: limitations on deferral of U.S. taxation of foreign earnings eliminate utilization or substantially reduce our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the U.S. If any of these proposals are constituted into law, they could have a negative impact on our financial position and results of operations.

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

Acquisitions are an important element of our overall corporate strategy and use of capital. These transactions could be material to our financial condition and results of operations. In addition to the recent acquisition of Ramtron, we also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include, but are not limited to:

•	Diversion of management time and focus from operating our business to integration challenges.
•	Cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire.
•	Successfully transitioning the current customer, supplier, foundry and other partnering relationships of the acquired company.
•	Implementation or remediation of controls, procedures, and policies at the acquired company.
•	Integration of the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are located in San Jose, California. The following tables summarize our primary properties as of the end of fiscal 2012:

Location	Square Footage	Primary Use
Owned:
United States:
Bloomington, Minnesota	337,000	Manufacturing, research and development
San Jose, California	171,000	Administrative offices, research and development
Round Rock, Texas	100,000	Property held for sale
Colorado Springs, Colorado	70,400	Administrative offices
Lynnwood, Washington	67,000	Administrative offices, research and development
Asia:
Cavite, Philippines	221,000	Manufacturing, research and development
Leased:
Asia:
Bangalore, India	193,000	Research and development
Shanghai, China	29,000	Research and development

In connection with the acquisition of Ramtron, we acquired a building in Colorado Springs, Colorado, which serves as a design center and administrative office. The building has a testing facility to support research and development, prototype manufacturing, advanced materials development and customer quality assurance and failure analysis support. The building is encumbered.

The manufacturing facility located in Round Rock, Texas ceased operations in fiscal 2008. The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Consolidated Balance Sheets was $4.6 million as of December 30, 2012 and $6.9 million as of January 1, 2012 and January 2, 2011. In fiscal 2012, management reassessed the fair value of the assets account due to the continuing unfavorable economic and market conditions. Based on this analysis, we recorded a write-down of $2.3 million. No impairment was recognized in fiscal 2011 and 2010. We continue to incur expenses related to ongoing maintenance and upkeep of the Texas facility until we complete the sale of the property.

In the fourth quarter of fiscal 2011, we sold a building located in San Jose, California, consisting of 62,688 square feet, to a third party for approximately $5.1 million. Refer to Note 7 for more information on this transaction.

In April 2011, we sold a building located in San Jose, California consisting of 75,732 square feet to a charitable organization for $4.0 million in exchange for a promissory note. Refer to Note 18 for more information on this transaction.

We have additional leases for sales offices and design centers located in the United States, Asia and Europe. We believe that our current properties are suitable and adequate for our foreseeable needs. We may need to exit facilities as we continue to evaluate our business model and cost structure.

ITEM 3.	LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 18 of Notes to Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders of Common Equity, Dividends and Performance Graph

On November 12, 2009, our common stock was listed on the NASDAQ Global Select Market under the trading symbol “CY.” Prior to November 12, 2009, our common stock was listed on the New York Stock Exchange. The following table sets forth the high and low per share prices for our common stock:

	Low	High
Fiscal 2012:
Fourth quarter	$8.80	$11.24
Third quarter	$10.16	$13.51
Second quarter	$12.14	$15.71
First quarter	$14.90	$18.68
Fiscal 2011:
Fourth quarter	$13.99	$20.25
Third quarter	$14.87	$23.19
Second quarter	$17.83	$23.17
First quarter	$17.94	$23.38
Fiscal 2010:
Fourth quarter	$12.39	$18.58
Third quarter	$9.94	$13.14
Second quarter	$10.03	$13.62
First quarter	$10.05	$12.43

As of February 15, 2013, there were approximately 1,426 registered holders of record of our common stock.

Dividends

During fiscal 2012, we paid total cash dividends of $63.2 million, consisting of dividends of $0.09 per share of common stock paid in the first quarter of the fiscal year and dividends of $0.11 per share of common stock paid in the second, third and fourth quarters of the fiscal year. On November 12, 2012 our Board declared a cash dividend of $0.11 per share payable to holders of record of our common stock at the close of business day on December 27, 2012. This cash dividend was paid on January 17, 2013 and totaled approximately $15.8 million.

During the second quarter of fiscal 2011, we initiated our first ever dividend program and our Board of Directors declared cash dividends of $0.09 per share paid in the third and fourth quarters of fiscal 2011. Total cash dividends paid in fiscal 2011 were approximately $29.0 million. No cash dividends were declared and paid in fiscal 2010.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the Standard and Poor (“S&P”) 500 Index and the S&P Semiconductors Index for the last five fiscal years:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cypress Semiconductor Corporation, the S&P 500 Index, and the S&P

Semiconductors Index

* $100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Indexes calculated on month-end basis.

	December 28, 2008	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012
Cypress**	$68	$180	$317	$292	$187
S&P 500 Index	$63	$80	$92	$94	$109
S&P Semiconductors Index	$54	$87	$97	$99	$96

**	All closing prices underlying this table have been adjusted for cash dividends, stock splits and stock dividends including the SunPower spin.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information:

The following table summarizes certain information with respect to our common stock that may be issued under the existing equity compensation plans as of December 30, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In thousands, except per-share amounts)
Equity compensation plans approved by shareholders	25,200	(1)	$7.67	(3)	19,800	(2)
Equity compensation plans not approved by shareholders	5,400		$5.93		—

Total	30,600		$7.25	(3)	19,800

(1)	Includes 7.9 million shares of restricted stock units and restricted stock awards granted.

(2)	Includes 14.8 million shares available for future issuance under Cypress’s 1994 Amended Stock Option Plan and 1.2 million under the Assumed Ramtron Plan. In addition, the amount includes 3.7 million shares available for future issuance under Cypress’s Employee Stock Purchase Plan.
(3)	Excludes the impact of 7.9 million shares of restricted stock units and restricted stock awards which have no exercise price.

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

The table below sets forth information with respect to repurchases of our common stock made during fiscal 2011 and 2012 under this program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per-share amounts)
Authorized fund under this Repurchase program:	—	$—	—	$400,000
Repurchases in fiscal 2011:
August 29, 2011—October 2, 2011	1,125	$15.57	1,125	$382,489
October 3, 2011—October 30, 2011	1,257	$14.29	1,257	$364,530
October 31, 2011—November 27, 2011	139	$18.92	139	$361,888
November 28, 2011—January 1, 2012	2,540	$16.42	2,540	$320,189

Total repurchases in fiscal 2011	5,061	$15.77	5,061	$320,189

Repurchases in fiscal 2012:
January 2, 2012—April 1, 2012	6,071	$16.15	6,071	$222,160
April 2, 2012—July 1, 2012	1,523	$13.05	1,523	$202,282
July 2, 2012—September 30, 2012	7,285	$11.20	7,285	$120,696
October 1, 2012—December 30, 2012	3,163	$10.22	3,163	$88,381

Total repurchases in fiscal 2012	18,042		18,042	$88,381
Total repurchases under this program	23,103	$13.49	23,103	$88,381

$600 Million Program Authorized in Fiscal 2010

The $600.0 million stock buyback program authorized by our Board in October 2010 was completed in the third quarter of fiscal 2011. The following table sets forth information with respect to repurchases of our common stock made during fiscal 2011 and 2010 under this program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per-share amounts)
Authorized fund under this Repurchase program:	—	$—	—	$600,000
Repurchases in fiscal 2010:
Stock repurchases:
October 4, 2010—January 2, 2011	1,702	$17.07	1,702	$570,946

Total repurchases in fiscal 2010	1,702	$17.07	1,702	$570,946

Repurchases in fiscal 2011:
Stock repurchases:
January 3, 2011—April 4, 2011	5,856	$20.00	5,856	$453,857
April 5, 2011—July 4, 2011	1,317	$19.58	1,317	$427,924
July 5, 2011—October 2, 2011	14,262	$17.35	14,262	$180,635

Total	21,435	$18.21	21,435	$180,635

Yield enhancement structured agreements settled in stock:
January 3, 2011—April 4, 2011	2,500	$20.99	2,500	$128,152
April 5, 2011—July 4, 2011	4,000	$18.84	4,000	$52,802
July 5, 2011—October 2, 2011	3,000	$17.60	3,000	$—

Total	9,500	$19.01	9,500	$—

Total repurchases in fiscal 2011	30,935	$18.46	30,935	$—

Total repurchases under this program	32,637	$18.38	32,637	$—

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

The following table summarizes the activity of our settled yield enhanced structured agreements during fiscal 2012, 2011 and 2010:

Periods	Aggregate Price Paid	Total Cash Proceeds Received Upon Maturity	Yield Realized	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
	(In thousands, except per-share amounts)
Fiscal 2012:
Settled through cash proceeds	$14,498	$14,931	$433	—	$—
Settled through issuance of common stock	—	—	—	—	—

Total for fiscal 2012	$14,498	$14,931	$433	—	$—

Fiscal 2011:
Settled through cash proceeds (1)	$137,798	$143,798	$6,000	—	$—
Settled through issuance of common stock (2)	180,636	—	—	9,500	19.01

Total for fiscal 2011	$318,434	$143,798	$6,000	9,500	$19.01

Fiscal 2010:
Settled through cash proceeds	$207,882	$217,489	$9,607	—	$—
Settled through issuance of common stock	114,917	—	—	10,000	11.49

Total for fiscal 2010	$322,799	$217,489	$9,607	10,000	$11.49

(1)	This includes a YEP agreement entered into in fiscal 2010 for an aggregate price of approximately $43.9 million which remained unsettled as of the end of fiscal 2010. Such agreement was subsequently settled in the first quarter of fiscal 2011 for approximately $47.0 million.
(2)	Included as part of the $600 million stock buyback program authorized in fiscal 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements under Item 8:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010 (1)(2)(3)	December 28, 2008 (1)(2)(3)
	(In thousands, except per-share amounts)
Consolidated Statement of Operations Data:
Revenues	$769,687	$995,204	$877,532	$667,786	$765,716
Cost of revenues	$376,887	$448,602	$388,359	$397,204	$426,284
Operating income (loss)	$(18,915)	$153,719	$87,864	$(149,255)	$(471,433)
Gain on sale of SunPower common stock	$—	$—	$—	$—	$192,048
Income (loss) from continuing operations attributable to Cypress	$(22,370)	$167,839	$75,742	$(150,424)	$(319,262)
Income from discontinued operations attributable to Cypress	$—	$—	$—	$—	$34,386
Income from discontinued operations—noncontrolling interest, net of taxes	$—	$—	$—	$—	$34,154
Noncontrolling interest, net of income taxes	$(1,614)	$(882)	$(866)	$(946)	$(311)

Net income (loss)	$(23,984)	$166,957	$74,876	$(151,370)	$(251,033)
Adjust for net loss (income) attributable to noncontrolling interest	$1,614	$882	$866	$946	$(33,843)

Net income (loss) attributable to Cypress	$(22,370)	$167,839	$75,742	$(150,424)	$(284,876)

Net income (loss) per share—basic:
Continuing operations attributable to Cypress	$(0.15)	$1.02	$0.47	$(1.03)	$(2.12)
Discontinued operations attributable to Cypress	—	—	—	—	0.23

Net income (loss) per share—basic	$(0.15)	$1.02	$0.47	$(1.03)	$(1.89)

Net income (loss) per share—diluted:
Continuing operations attributable to Cypress	$(0.15)	$0.90	$0.40	$(1.03)	$(2.12)
Discontinued operations attributable to Cypress	—	—	—	—	0.23

Net income (loss) per share—diluted	$(0.15)	$0.90	$0.40	$(1.03)	$(1.89)

Dividends per share:
Declared	$0.44	$0.27	$—	$—	$—
Paid	$0.42	$0.18	$—	$—	$—
Shares used in per-share calculation:
Basic	149,266	164,495	161,114	145,611	150,447
Diluted	149,266	186,895	191,377	145,611	150,447

	As of
	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010	December 28, 2008 (2)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$117,210	$166,330	$434,261	$299,642	$237,792
Working capital	$20,060	$79,190	$383,369	$279,643	$241,370
Total assets	$831,629	$810,090	$1,072,801	$912,508	$928,732
Debt (4)	$264,942	$45,767	$—	$—	$27,023
Stockholders’ equity	$176,861	$397,842	$702,893	$630,384	$638,427

(1)	Our historical consolidated financial statements for fiscal 2008 had been recast to account for SunPower as discontinued operations in those fiscal years. Accordingly, we reflected the results of operations of SunPower prior to the Spin-Off as discontinued operations in the Consolidated Statements of Operations Data. The assets, liabilities and noncontrolling interest related to SunPower were reclassified and reflected as discontinued operations in the Consolidated Balance Sheet Data. The Spin-Off of SunPower was approved and completed in fiscal 2008.
(2)	During the third quarter of fiscal year 2009, we identified historically immaterial errors related to the value of our raw material inventory balances located in the Philippines. We assessed the materiality of these errors on prior period financial statements and concluded that the errors were not material to any prior annual or interim periods but the cumulative error would be material in the third quarter of fiscal 2009, if the entire correction was recorded in the third quarter. Accordingly, we revised certain prior year amounts and balances to allow for the correct recording of these transactions. The loss from operations for fiscal 2008 increased by $1.6 million as a result of the inventory error corrections in those periods. Inventory balances as of the end of fiscal 2008 included adjustments related to the previously mentioned inventory error corrections that decreased the balances by approximately $7.0 million. The balances of accumulated deficit as of the end of fiscal 2008 was appropriately adjusted for the same amount of inventory correction adjustments.

(3)	Effective January 1, 2009, we adopted the new accounting guidance on convertible debt instruments that have a “net settlement feature,” which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Under the guidance, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion must be accounted for separately in a manner reflective of our nonconvertible debt borrowing rate. Since our 1.00% Notes and our 1.25% convertible subordinated notes (“1.25% Notes” were issued in 2003 and redeemed in February 2007), had an equity component that could be settled in cash or equity, both debt instruments qualified for this treatment.
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
(4)	The debt in fiscal year 2012 included $232.0 million debt related to our revolving credit facility, $15.0 million capital leases, $11.5 million equipment loans, $3.3 million mortgage note related to Ramtron, and $3.1 million advances received for the sale of certain of our auction rate securities (all balances include both short-term and long-term portions). The debt in fiscal year 2011 included $15.2 million capital leases, $14.1 million equipment loans and $16.4 million advances received for the sale of certain of our auction rate securities (all balances include both short-term and long-term portions). See Note 14 for more information on revolving credit facility, equipment loans and mortgage note, Note 18 for more information on capital leases and Note 5 for more information on advances received for the sale of auction rate securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Adjustments to Previously Announced Preliminary Annual Results

On January 24, 2013, we issued a press release announcing our preliminary annual results for the year ended December 30, 2012. In the press release, we reported a net loss of $24.4 million in the Consolidated Statements of Operations for the year ended December 30, 2012. Subsequent to the issuance of our press release, we recorded certain adjustments to our reported results relating to: (1) the Ramtron Acquisition, (2) impairment of investment, and (3) stock-based compensation.

Ramtron Acquisition: We recorded additional expenses related to our Ramtron acquisition for updates to estimated fair value of acquired assets and other purchase accounting and acquisition related adjustments.

Impairment of Investment: We recorded an additional $1.2 million expense due to an impairment of an investment in a privately-held company where we did not participate in the follow-on round which diluted the value of our investment.

Stock-based Compensation: We recorded a reduction in stock-based compensation of $1.1 million related to updates to the estimated fair market value of certain share-based awards.

The following table presents a reconciliation of the preliminary net loss and net loss per share announced in our press release on January 24, 2013 to the final results reported in this Annual Report on Form 10-K:

Year Ended December 30, 2012
(In thousands, except per- share amounts)
Net loss announced on January 24, 2013	$(24,356)
Adjustments:
Ramtron acquisition	2,033
Impairment of investments	(1,180)
Stock-based compensation	1,133

Net loss reported in Annual Report on Form 10-K	$(22,370)

Net loss per share:
Basic—announced on January 24, 2013	$(0.16)
Basic—reported in Annual Report on Form 10-K	$(0.15)
Diluted—announced on January 24, 2013	$(0.16)
Diluted—reported in Annual Report on Form 10-K	$(0.15)

EXECUTIVE SUMMARY

General

Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and exceptional system value. Our offerings include the flagship Programmable System-on-Chip (“PSoC®”) families and derivatives such as CapSense touch sensing and TrueTouchTM solutions for touchscreens. We are the world leader in universal serial bus (“USB”) controllers, including the high-performance West Bridge solution that enhances connectivity and performance in multimedia handsets, PCs and tablets. We are also a leader in high-performance memories and programmable timing devices. We serve numerous markets including consumer, mobile handsets, computation, data communications, automotive, industrial and military.

As of the end of fiscal 2012, our organization included the following business segments:

Business Segments	Description
MPD: Memory Products Division	A division that focuses on our four static random access memory (“SRAM”) business units, general-purpose programmable clocks and process technology licensing. Its purpose is to enhance our No. 1 position in SRAMs and invent new and related products.

DCD: Data Communications Division	A division focused solely on USB controllers, WirelessUSB™ and West Bridge® peripheral controllers for handsets, PCs and tablets. Its purpose is to enhance our leading position in USB.

PSD: Programmable Systems Division	A division focusing primarily on our PSoC® and PSoC-based products. This business segment focuses on (1) the PSoC platform family of devices including PSoC 1, PSoC 3 and PSoC 5 and all derivatives, (2) PSoC-based user interface products such as CapSense® touch-sensing and TrueTouch® touchscreen products, (3) PSoC-based module solutions including Trackpad and Ovation™ Optical Navigation Sensors (ONS) and (4) automotive products. PSD is chartered to become No. 1 in CapSense and TrueTouch and is chartered to build the base PSoC franchise.

ETD: Emerging Technologies Division	Our “startup” division, which includes AgigA Tech Inc. and Deca Technologies Inc., all majority-owned subsidiaries of Cypress. ETD also includes our foundry business and other development-stage activities. Note that certain businesses, such as our trackpad business, have “graduated” from ETD as it was reported in 2011 into operating divisions.

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

Consistent with this strategy, in fiscal 2008 we substantially completed the exit of our manufacturing facility in Texas and transfered production to our more cost-competitive facility in Minnesota and outside foundries. We continued to hold the property for sale as of December 30, 2012.

RESULTS OF OPERATIONS

Revenues

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Programmable Systems Division	$356,389	$482,895	$280,615
Memory Products Division	330,504	394,832	467,422
Data Communications Division	75,632	112,683	127,020
Emerging Technologies and Other	7,162	4,794	2,475

Total revenues	$769,687	$995,204	$877,532

We sold our image sensors product family in early 2011. The revenue pertaining to our image sensors product family for fiscal 2011 and 2010 included in the Memory Products Division segment in the table above amounted to $7.6 million and $31.4 million, respectively. There was no revenue pertaining to our image sensors product family for fiscal 2012. For additional information on the sale of Image Sensors Product Family, refer to Note 3 of Notes to Consolidated Financial Statements under Item 8.

Programmable Systems Division:

Revenues from the Programmable Systems Division decreased by $126.5 million in fiscal 2012, or approximately 26.2% compared to fiscal 2011. The revenue decrease was primarily attributable to a decline in sales of our TrueTouch® touchscreen products and a decline in sales of our PSoC platform family of devices. The decrease in our TrueTouch® revenue was primarily due to a decrease in revenue from our handset and tablet customers and lower average selling prices.

Revenues from the Programmable System Division increased by $202.3 million in fiscal 2011, or approximately 72.1%, compared to fiscal 2010. The increase was primarily attributable to increases in sales of our PSOC family of products mainly due to higher demand in our capacitive and touchscreen applications in mobile devices. Our PSOC product families, including our touchscreen family, continued to gain new design wins, expanded our customer base and increased market penetration in a variety of end-market applications including mobile handsets, tablet computers, cameras, global positioning system devices “GPS” and other products.

Memory Products Division:

Revenues from the Memory Products Division decreased by $64.3 million in fiscal 2012, or approximately 16.3%, compared to fiscal 2011. The revenue decrease was primarily due to the decrease in sales of our SRAM products driven by decreased demand from wireless and wireline end customers and due to the sale of our image sensor business unit during the first quarter of fiscal 2011 which accounted for $7.6 million of the decrease in revenue in fiscal 2012 compared to fiscal 2011.

Revenues from the Memory Products Division decreased by $72.6 million in fiscal 2011, or approximately 15.5%, compared to fiscal 2010. The revenue decrease was primarily due to the decrease in sales of our SRAM products driven by decreased demand from wireless and wireline end customers and due to the sale of our image sensor business unit during the first quarter of fiscal 2011 which accounted for a decrease of $23.8 million in revenue in fiscal 2011 compared to fiscal 2010.

Data Communications Division:

Revenues from the Data Communications Division decreased by $37.1 million in fiscal 2012, or approximately 32.9%, compared to fiscal 2011. The decrease in revenue was primarily attributable to a decrease in sales of our West Bridge controllers and other USB-related products. .

Revenues from the Data Communications Division decreased by $14.3 million in fiscal 2011, or approximately 11.3%, compared to fiscal 2010. The decrease in revenue was primarily attributable to a decrease in sales of our WirelessUSB and other USB-related products.

Emerging Technologies and Other:

Revenues from Emerging Technologies and Other increased by $2.4 million in fiscal 2012, or approximately 49.4%, compared to fiscal 2011. The revenue increase was primarily due to the overall increase in demand as certain of our Emerging Technologies begun having initial production ramps.

Revenues from Emerging Technologies and Other increased by $2.3 million in fiscal 2011, or approximately 93.7%, compared to fiscal 2010. The revenue increase was primarily attributable to an overall increase in demand as certain of our Emerging Technologies divisions, mainly driven by our Optical Finger Navigation products for mobile devices, were beginning initial production ramps.

Cost of Revenues/Gross Margin

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Cost of revenues	$376,887	$448,602	$388,359
Gross margin percentage	51.0%	54.9%	55.7%

Gross margin percentage declined to 51.0% in fiscal 2012 from 54.9% in fiscal 2011 primarily due to (i) $7.7 million patent license fee recorded in fiscal 2012 related to a Patent License Agreement (See Note 18 of Notes to Consolidated Financial Statements) and (ii) the impact of the negative gross margins of our majority-owned subsidiaries (i.e., Emerging Technologies), particularly Deca Technologies, Inc. which has commenced revenue generating activities in fiscal 2012 as well as lower average selling prices, product mix and lower factory absorption. We incurred $8.3 million in cost of revenues related to Ramtron.

Gross margin percentage declined slightly to 54.9% in fiscal 2011 from 55.7% in fiscal 2010 primarily due to product mix.

Research and Development (“R&D”)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
R&D expenses	$189,897	$189,970	$176,816
As a percentage of revenues	24.7%	19.1%	20.1%

R&D expenditures decreased by $0.1 million in fiscal 2012, compared to fiscal 2011. The decrease was primarily attributable to a decrease in direct and indirect labor expenses, particularly variable bonus-related expenses, offset by $4.1 million in Ramtron related R&D expenses. As a percentage of revenues, R&D expenses were higher in fiscal 2012 driven by the decrease in total revenues in the same period.

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

Selling, General and Administrative (“SG&A”)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
SG&A expenses	$211,959	$227,976	$218,490
As a percentage of revenues	27.5%	22.9%	24.9%

SG&A expenses decreased by $16.0 million in fiscal 2012, or approximately 7.0%, compared to fiscal 2011. The decrease was primarily attributable to $7.6 million decrease in direct and indirect labor expenses, particularly a $6.2 million decrease in variable bonus-related expenses, and a $16.7 million decrease in stock-based compensation due to our low stock price in 2012. These direct and indirect labor costs were partially offset by an increase of $2.2 million expense primarily related to an increase in the value of our deferred compensation plan. We incurred $7.2 million in SG&A expenses related to Ramtron.

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

Restructuring

We recorded restructuring charges of $4.3 million, $6.3 million and $3.0 million during fiscal 2012, 2011 and 2010, respectively. The determination of when we accrue for severance costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement. The $4.3 million restructuring costs recognized in fiscal 2012 consisted primarily of personnel costs and was mainly due to the restructuring program announced in fiscal 2011. The $6.3 million restructuring costs recognized in fiscal 2011 consisted primarily of personnel costs and was mainly due to the restructuring program announced in fiscal 2011. The $3.0 million restructuring cost recognized in fiscal 2010 was also primarily personnel costs and was due to the restructuring program announced in fiscal 2010. Refer to Note 10 of Notes to Consolidated Financial Statements under Item 8 for more detailed discussions on our restructuring programs for fiscal 2012, 2011 and 2010.

Assets Held for Sale

Our Texas facility ceased operations in the fourth quarter of fiscal 2008. As management has committed to a plan to sell the assets associated with the facility, we have classified the assets as held for sale and recorded the assets at the lower of their carrying amount or estimated fair value less cost to sell. Due to the downturn and uncertainty in the commercial real estate market, we were unable to secure a buyer for the Texas facility. In fiscal 2010, we recorded a write-down of $1.5 million related to the equipment. No write-down was recognized in fiscal 2011. However, in fiscal 2012, due to the continuing unfavorable economic and market conditions, management reassessed the fair value of the assets and recorded a write-down of $2.3 million. The net book value of the remaining assets that were classified as held for sale and included in “Other current assets” in the Consolidated Balance Sheet was $4.6 million as of December 30, 2012 and $6.9 million as of January 1, 2012 and January 2, 2011. Refer to Note 7 of Notes to Consolidated Financial Statements under Item 8 for more information on our assets held for sale.

Divestitures

On December 19, 2012, we completed the divestiture of our wholly-owned subsidiary Cypress Envirosystems (“Envirosystems”) and we received nominal consideration that is dependent upon future performance. Envirosystems was an immaterial part of our ETD segment and as a result of the sale we recorded a loss of $1.6 million in “(Gain) loss on divestiture,” on the Consolidated Statement of Operations.

In fiscal 2011, as part of Cypress’s continued efforts to focus on programmable products including our flagship PSoC® programmable system-on-chip solutions and our TrueTouch™ touch-sensing controllers, we divested our image sensors product families and sold them to ON for a total cash consideration of $34.0 million. In connection with the divestiture, we recorded a gain of $34.3 million. We transferred approximately

80 employees to ON as part of this divestiture. Refer to Note 3 of Notes to Consolidated Financial Statements under Item 8 for more information on this transaction.

We did not have any divestitures during fiscal 2010.

Interest and Other Income, Net

The following table summarizes the components of interest and other income, net:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Interest income	$694	$1,466	$2,515
Interest expense	(3,824)	(115)	(19)
Changes in fair value of investments under the deferred compensation plan	3,158	(862)	2,653
Impairment of investments	(3,200)	(800)	—
Foreign currency exchange gains (losses), net	(1,460)	1,124	(2,452)
Gain on sale of equity investments	1,601	—	3,628
Others	286	1,046	(23)

Total interest and other income, net	$(2,745)	$1,859	$6,302

Employee Deferred Compensation Plan

We have a deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-deferred basis. We do not make contributions to the deferred compensation plan and we do not guarantee returns on the investments. Participant deferrals and investment gains and losses remain as our liabilities and the underlying assets are subject to claims of general creditors. In fiscal 2012, 2011 and 2010, we recognized changes in fair value of the assets under the deferred compensation plan in “Interest and other income, net” of approximately $3.2 million, $(0.9) million and $2.7 million, respectively. The increase or decrease in the fair value of the investments relates to the increased or decreased performance of the portfolio on a year over year basis. Refer to Note 16 of Notes to Consolidated Financial Statements under Item 8 for more information about our deferred compensation plan.

Impairment of Investments

We review our investments periodically for impairment and recognize an impairment loss when the carrying value of an investment exceeds its fair value and the decline in value is considered other-than-temporary. During fiscal 2012, two of our privately-held companies which we are invested in at a carrying value of $2.4 million, offered additional rounds of financing that we declined to participate in. Based on these new rounds of financing, we determined that our investments were impaired and wrote off the $2.4 million investment amount. One of these rounds of financing was subsequent to the fiscal year end, see to Note 20 for additional information on this subsequent event. In fiscal 2011, we recognized impairment charges totaling approximately $0.8 million. The impairment expense recognized in fiscal 2011 was related to the decline in value of our investments in non-marketable equity securities which was considered other-than-temporary. No impairment charges on our investments were recognized in fiscal 2010.

For more information about our investments, refer to Note 5 of Notes to Consolidated Financial Statements under Item 8.

Gain on Sale of Investments in Marketable Equity Securities

In connection with the acquisition of Ramtron, we recognized a gain of $1.7 million on our initial investment of $3.4 million. For more information about our acquisition, refer to Note 2 of Notes to Consolidated Financial Statements under Item 8.

During fiscal 2010, we sold our equity investment in one publicly traded company for $4.7 million and recognized a gain of $3.6 million in “Interest and other income, net”. There were no investments in marketable equity securities that were sold in fiscal 2011.

Income Taxes

Our income tax expense was $2.3 million for 2012. Our income tax benefit was $11.4 million in fiscal 2011, and our tax expense was $19.3 million in fiscal 2010. The tax expense in fiscal 2012 was primarily attributable to income taxes associated with our non-U.S. operation. The tax benefit in fiscal 2011 was primarily attributable to a release of previously accrued taxes of approximately $22.4 million, partially offset by income taxes associated with our non-U.S. operations. The tax expense in fiscal 2010 was primarily attributable to income taxes associated with our non-U.S. operations.

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

Non-U.S. tax authorities have completed their income tax examinations of our subsidiary in India for fiscal years 2002-2006 and our subsidiary in the Philippines for 2008 and 2009. The proposed adjustments in India have been appealed, and we believe the ultimate outcome of these appeals will not result in a material adjustment to our tax liability. The Philippines examinations for 2008 and 2009 resulted in no material adjustments to our tax liabilities. Income tax examinations of our Philippine subsidiary for the 2010 fiscal year and our India subsidiary for the 2007-2008 fiscal years are in progress. We believe the ultimate outcome of these examinations will not result in a material adjustment to our tax liability.

International revenues account for a significant portion of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 25%. The impact on our provision for income taxes of foreign income being taxed at rates different than the U.S. federal statutory rate was a benefit of approximately $26.4 million, $43.6 million, and $43.4 million in 2012, 2011, and 2010, respectively. The foreign jurisdictions with lower tax rates as compared to the U.S. statutory federal rate that had the most significant impact on our provision for foreign income taxes in the periods presented include the Cayman Islands, China, Ireland, the Philippines, and Switzerland.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our consolidated cash and investments and working capital:

	As of
	December 30, 2012	January 1, 2012
	(In thousands)
Cash, cash equivalents and short-term investments	$117,210	$166,330
Working capital	$20,060	$79,190

Key Components of Cash Flows

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Net cash provided by operating activities	$134,997	$283,808	$262,746
Net cash provided by (used in) investing activities	$(113,036)	$69,100	$(150,734)
Net cash used in financing activities	$(58,475)	$(516,374)	$(92,387)

Fiscal 2012:

In fiscal 2012, cash and cash equivalents decreased by approximately $36.5 million primarily due to the $113.0 million cash used in our investing activities, principally related to the cash paid for the acquisition of Ramtron. (See Note 2 for a detailed discussion of the Ramtron acquisition.) Cash and cash equivalents also decreased due to the $58.5 million cash used in our financing activities, principally related to our stock buyback program and payment of dividends, which were partially offset by cash received from our revolving credit facility and line of credit. Cash used in our investing and financing activities was partially offset by the cash generated from our operating activities of $135.0 million.

Operating Activities

In fiscal 2012, net cash provided by operating activities was $135.0 million compared to $283.8 million in fiscal 2011. Operating cash flows for fiscal 2012 were primarily due to $138.3 million in net favorable non-cash adjustments to our net loss including stock-based compensation of $74.3 million and depreciation and amortization of $50.8 million, an increase in accounts payable and other liabilities, and a decrease in accounts receivable, partially offset by decreases in deferred income on sales to our distributors.

The significant changes in our working capital, excluding the impact of the Ramtron acquisition, as of December 30, 2012 compared to January 1, 2012 were as follows:

•	Accounts receivable decreased by $23.9 million due to lower revenue.
•	Accounts payable and other current and long-term liabilities increased by $19.4 million due to timing of purchases and payments.
•	Deferred margin on sales to distributors decreased by $19.1 million due to lower distributor shipments.

Investing Activities

In fiscal 2012, net cash used in investing activities was $113.0 million compared to net cash provided by investing activities of $69.1 million in fiscal 2011. The cash we used for our investing activities in fiscal 2012 was primarily due to the purchase of investments of $112.8 million, and $100.9 million for the acquisition of Ramtron, partially offset by proceeds from the sales or maturities and purchases of available for sale investments of $139.8 million.

Financing Activities

In fiscal 2012, net cash used in financing activities was $58.5 million compared to $516.4 million in fiscal 2011. The cash we used in our financing activities in fiscal 2012 was primarily due to $209.2 million cash used to repurchase shares of our stock, $22.6 million related to statutory income tax withholdings paid on vested restricted stock awards in lieu of issuing shares of stock and $63.2 million dividends paid in fiscal 2012. These amounts were partially offset by $232.0 million of borrowings under our revolving facility and line of credit, net of the repayment of our previous line of credit.

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

On September 20, 2011, our Board authorized a new $400.0 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, alternatives uses of cash, availability of on shore cash and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at our discretion. From September 2011 through the end of fiscal 2012, we used approximately $311.6 million from this program to repurchase approximately 23.1 million shares at an average share price of $13.49. As of December 30, 2012, $88.4 million remained available for future stock repurchases.

Yield Enhancement Program (“YEP”):

As discussed in Item 5 above and in Note 14 of the Notes to Consolidated Financial Statements under Item 8, we have entered into yield enhanced structured agreements since fiscal 2009. In fiscal 2012, we entered into short-term yield enhanced structured agreements with maturities of 30 days or less for an aggregate price of approximately $14.5 million. Upon settlement of these agreements, we received approximately $14.9 million in cash.

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

Senior Secured Revolving Credit Facility

On June 26, 2012, we entered into a five-year senior secured revolving credit facility (“Credit Facility”) with a group of lenders led by Morgan Stanley Senior Funding, Inc. The Credit Facility enables us to borrow up to $430 million on a revolving basis. Borrowing terms vary based on the type of borrowing with all outstanding balances being due at the credit facility termination date, or June 25, 2017. Outstanding amounts may be repaid prior to maturity without penalty and are mandatory for certain asset sales and casualty events. The current outstanding borrowings bear interest at LIBOR plus 2.25% on the drawn amount. There is a commitment fee payable of 0.375% per annum on any undrawn amounts. The Credit Facility contains customary affirmative, negative and financial covenants for similarly rated companies. The financial covenants include the following conditions: 1) maximum senior secured leverage ratio of 2.00 to 1.00, 2) maximum total leverage ratio of 3.50 to 1.00 through June 30, 2013 and 3.00 to 1.00 thereafter, 3) minimum fixed charge coverage ratio of 1.20 to 1.00, and 4) minimum liquidity of at least $150 million. Borrowings are secured by substantially all assets of the company. At December 30, 2012, our outstanding borrowings of $232 million were recorded as part of long-term liabilities and are presented as “Loan payable” in the Consolidated Balance Sheet. As of December 30, 2012, we were in compliance with all of the financial covenants under the Credit Facility.

Refer to Note 14 of Notes to Consolidated Financial Statements under Item 8 for more information on our senior secured revolving credit facility.

Auction Rate Securities (“ARS”):

In December 2011, we entered into a settlement and securities purchase agreement (the “Securities Agreement”) with a certain financial institution. Pursuant to the terms of the Securities Agreement, we agreed to sell to the financial institution certain of our ARS investments with an aggregate par value of approximately $19.1 million and carrying value of approximately $17.3 million for an aggregate sale price of approximately $16.4 million. Under the terms of the Securities Agreement, we have the option to repurchase from the financial institution any of the ARS we sold to them until November 30, 2013 for the amount at which the related ARS were sold plus agreed upon funding costs. Because of our ability to repurchase the ARS from the date of sale through November 30, 2013, we maintain effective control of these ARS. As such, we did not account for the transaction as a sale and recognized the consideration we received as “Advances received for the sale of ARS” under “Other long-term liabilities” in the 2012 and 2011 Consolidated Balance Sheets. We will continue to account for these ARS as if we never sold them until they are called or the expiration of our call option under the Securities Agreement.

During fiscal 2012 ARS with a par value of $10.0 million were called for redemption at par and ARS with a par value of $5.0 million were sold at 98.25 of par, which resulted in the reversal of unrealized losses of $1.3 million. These ARS were included as part of the Securities Agreement noted above.

The fair value of our investments in ARS was approximately $5.5 million as of December 30, 2012.

Refer to Note 5 of Notes to Consolidated Financial Statements under Item 8 for more information on our auction rate securities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 30, 2012:

	Payments Due by Years
	Total	2013	2014 and 2015	2016 and 2017	After 2018
	(In thousands)
Purchase obligations (1)	$83,061	$75,754	$7,307	$—	$—
Operating lease commitments	22,581	5,762	9,728	6,352	739
Capital lease commitments	15,990	2,936	5,873	7,181	—
Mortgage note	3,281	3,281	—	—	—

Total contractual obligations	$124,913	$87,733	$22,908	$13,533	$739

(1)	Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

As of December 30, 2012, our unrecognized tax benefits were $31.5 million, which were classified as long-term liabilities. We believe it is possible that we may recognize approximately $14.0 to $16.0 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities and the purchase of our stock through our stock buyback program and payments of regularly scheduled cash dividends. As of December 30, 2012, in addition to $63.2 million in cash and cash equivalents, we had $54.0 million invested in short-term investments for a total cash and short-term investment position of $117.2 million that is available for use in current operations.

As of December 30, 2012, approximately 15% of our cash and cash equivalents and available for sale investments are offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.

We believe that liquidity provided by existing cash, cash equivalents and investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions, debt covenants constraints, and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. We may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives including the acquisition of other companies repurchases of shares of stock or payment of dividends and provide us with additional flexibility to take advantage of other business opportunities that arise.

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

We use each of these non-GAAP financial measures for internal managerial purposes, when providing our financial results and business outlook to the public, to facilitate period-to-period comparisons and to formulate our formula driven cash bonus plan and any milestone based stock awards. Management believes that these non-GAAP measures provide meaningful supplemental information regarding our operational and financial performance of current and historical results. Management uses these non-GAAP measures for strategic and business decision making, internal budgeting, forecasting and resource allocation processes. In addition, these non-GAAP financial measures facilitate management’s internal comparisons to our historical operating results and comparisons to competitors’ operating results.

The table below shows our Non-GAAP financial measures:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands, except per shares amounts)
Non-GAAP revenue	$769,687	$995,204	$883,782
Non-GAAP gross margin	426,693	570,456	518,722
Non-GAAP research and development expenses	166,086	165,787	154,312
Non-GAAP selling, general and administrative expenses	163,804	167,746	163,267
Non-GAAP operating income	96,804	236,922	201,142
Non-GAAP net income attributable to Cypress	91,450	237,533	186,314
Non-GAAP diluted net income per share attributable to Cypress	0.55	1.25	0.94

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

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per-share data)

(Unaudited)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
GAAP revenue	$769,687	$995,204	$877,532
SRAM legal settlement	—	—	6,250

Non-GAAP revenue	$769,687	$995,204	$883,782

GAAP gross margin	$392,800	$546,602	$489,173
Stock-based compensation expense	18,519	23,730	22,716
Impairment of assets and others	3,581	235	213
Changes in value of deferred compensation plan (1)	372	(111)	370
Patent license fee	7,100	—	—
Acquisition-related expense	3,545	—	—
Divestiture expenses	776	—	—
SRAM legal settlement	—	—	6,250

Non-GAAP gross margin	$426,693	$570,456	$518,722

GAAP research and development expenses	$189,897	$189,970	$176,816
Stock-based compensation expense	(19,800)	(24,297)	(21,541)
Non-cash compensation	(433)	—	—
Changes in value of deferred compensation plan (1)	(568)	114	(959)
Divestiture expenses	(307)	—	—
Acquisition-related expense	(2,703)	—	(4)

Non-GAAP research and development expenses	$166,086	$165,787	$154,312

GAAP selling, general and administrative expenses	$211,959	$227,976	$218,490
Stock-based compensation expense	(36,013)	(52,754)	(47,202)
Non-cash compensation	(500)	—	—
Impairment of assets and others	(173)	(3,811)	(5,295)
Building donation	—	(4,125)	—
Changes in value of deferred compensation plan (1)	(1,710)	460	(1,726)
Acquisition-related expense	(9,095)	—	—
Divestiture expenses	(664)	—	—
SRAM legal settlement	—	—	(1,000)

Non-GAAP selling, general and administrative expenses	$163,804	$167,746	$163,267

GAAP operating income (loss)	$(18,915)	$153,719	$87,864
Stock-based compensation expense	74,332	100,781	91,459
Non-cash compensation	933	—	—
Gain (loss) on divestiture and expenses	3,351	(34,291)	—
Restructuring charges	4,258	6,336	2,975
Impairment of assets and others	3,758	4,045	5,511
Building donation	—	4,125	—
Changes in value of deferred compensation plan (1)	2,650	(685)	3,055
Patent license fee	7,100	—	—
SRAM legal settlement	—	—	7,250
Acquisition-related expenses	19,337	2,892	3,028

Non-GAAP operating income	$96,804	$236,922	$201,142

(1)	Consistent with the current presentation, all prior periods have been recast to reflect changes in deferred compensation plan as a Non-GAAP adjustment.

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per-share data)

(Unaudited)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
GAAP net income (loss) attributable to Cypress	$(22,370)	$167,839	$75,742
Stock-based compensation expense	74,332	100,781	91,459
Non-cash compensation	933	—	—
Gain (loss) on divestiture and expenses	3,351	(34,291)	—
Restructuring charges	4,258	6,336	2,975
Impairment of assets and others	3,758	4,047	5,506
Building donation	—	4,125	—
Changes in value of deferred compensation plan (1)	(507)	177	402
SRAM legal settlement	—	—	7,250
Acquisition-related expenses	19,337	2,892	3,028
Investment-related gains	2,760	—	(3,158)
Patent license fee	7,100	—	—
Tax effects	(1,502)	(14,373)	3,110

Non-GAAP net income (loss) attributable to Cypress	$91,450	$237,533	$186,314

GAAP net income per share attributable to Cypress—diluted	$(0.15)	$0.90	$0.40
Stock-based compensation expense	0.45	0.53	0.45
Non-cash compensation	—	—	—
Gain (loss) on divestiture and expenses	0.02	(0.18)	—
Restructuring charges	0.03	0.04	0.01
Impairment of assets and others	0.02	0.02	0.03
Building donation	—	0.02	—
Changes in value of deferred compensation plan	—	—	—
SRAM legal settlement	—	—	0.04
Acquisition-related expense	0.12	0.02	0.01
Investment-related losses (gains)	0.02	—	(0.02)
Patent license	0.04	—	—
Tax effects	(0.01)	(0.08)	0.02
Non-GAAP share count adjustment	0.01	(0.02)	—

Non-GAAP net income per share attributable to Cypress—diluted	$0.55	$1.25	$0.94

(1)	Consistent with the current presentation, all prior periods have been recast to reflect changes in deferred compensation plan as a Non-GAAP adjustment.

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

Allowances for Doubtful Accounts Receivable:

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make estimates of the collectability of our accounts receivable by considering factors such as historical bad debt experience, specific customer creditworthiness, the age of the accounts receivable balances and current economic trends that may affect a customer’s ability to pay. If the data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and our results of operations could be materially affected.

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

Valuation of Goodwill:

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying amount of goodwill at December 30, 2012 was $64.2 million, $32.4 million in the Memory Products Division (“MPD”) and $31.8 million in the Programmable System Division (“PSD”). The goodwill related to MPD was recorded as part of the acquisition of Ramtron in the fourth quarter of fiscal 2012. The goodwill related to PSD was unchanged from the balance at January 1, 2012. MPD and PSD are the only reportable business segments with goodwill.

We assess our goodwill for impairment on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. In accordance with ASU 2011-08, Testing Goodwill for Impairment, qualitative factors can be assessed to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The fair value of PSD was substantially in excess of its carrying amount based on the quantitative assessment of goodwill that we performed in fiscal 2010. There have been no triggering events or changes in circumstances since that quantitative analysis to indicate that the fair value of PSD would be less than its carrying amount. We performed a qualitative assessment of goodwill in fiscal 2012 and concluded that it was more likely than not that the fair value of MPD and PSD exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: (i) change in the industry and competitive environment; (ii) market capitalization; (iii) stock price; and (iv) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. Based on the foregoing, the first and second steps of the goodwill impairment test were unnecessary for fiscal 2012 and goodwill was not impaired as of December 30, 2012. No goodwill impairment was recognized in fiscal 2012, 2011 and 2010.

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

•

Level 3 includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Financial assets utilizing Level 3 inputs primarily include auction rate securities. We use an income approach valuation model to estimate the exit price of the auction rate securities, which is derived as the weighted-average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that is based on the credit risk and liquidity risk of the securities.

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

Stock-Based Compensation:

Under the fair value recognition provisions of the guidance, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the awards. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including measurement of level of achievement of performance milestones, the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our future stock-based compensation expense could be significantly different from what we have recorded.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 30, 2012	January 1, 2012
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$63,203	$99,717
Short-term investments	54,007	66,613
Accounts receivable, net	82,920	103,524
Inventories	127,596	92,304
Other current assets	41,082	43,492

Total current assets	368,808	405,650
Property, plant and equipment, net	274,427	284,979
Goodwill	64,194	31,836
Intangible assets, net	49,216	8,626
Other long-term assets	74,984	78,999

Total assets	$831,629	$810,090

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$58,704	$52,868
Accrued compensation and employee benefits	38,190	41,679
Deferred margin on sales to distributors	131,192	150,568
Dividends payable	15,847	13,786
Income taxes payable	6,526	4,629
Other current liabilities	98,289	62,930

Total current liabilities	348,748	326,460
Deferred income taxes and other tax liabilities	40,928	38,610
Long-term revolving credit facility	232,000	—
Other long-term liabilities	33,092	47,178

Total liabilities	654,768	412,248

Commitments and contingencies (Note 18)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 286,903 and 278,812 shares issued; 144,224 and 154,174 shares outstanding at December 30, 2012 and January 1, 2012, respectively	2,868	2,780
Additional paid-in-capital	2,612,579	2,579,348
Accumulated other comprehensive loss	(444)	(1,940)
Accumulated deficit	(348,533)	(326,163)

Stockholders’ equity before treasury stock	2,266,470	2,254,025
Less: shares of common stock held in treasury, at cost; 142,679 and 124,638 shares at December 30, 2012 and January 1, 2012, respectively	(2,085,570)	(1,853,758)

Total Cypress stockholders’ equity	180,900	400,267
Noncontrolling interest	(4,039)	(2,425)

Total equity	176,861	397,842

Total liabilities and equity	$831,629	$810,090

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands, except per-share amounts)
Revenues	$769,687	$995,204	$877,532
Costs and expenses (credits):
Cost of revenues	376,887	448,602	388,359
Research and development	189,897	189,970	176,816
Selling, general and administrative	211,959	227,976	218,490
Amortization of acquisition-related intangible assets	3,996	2,892	3,028
Restructuring costs	4,258	6,336	2,975
(Gain) loss on divestiture	1,605	(34,291)	—

Total costs and expenses, net	788,602	841,485	789,668

Operating income (loss)	(18,915)	153,719	87,864
Interest and other income, net	(2,745)	1,859	6,302

Income (loss) before income taxes and noncontrolling interest	(21,660)	155,578	94,166
Income tax provision (benefit)	2,324	(11,379)	19,290

Income (loss), net of taxes	(23,984)	166,957	74,876
Adjust for loss attributable to noncontrolling interest, net of taxes	1,614	882	866

Net income (loss) attributable to Cypress	(22,370)	167,839	75,742

Net income (loss) per share attributable to Cypress:
Basic	$(0.15)	$1.02	$0.47
Diluted	$(0.15)	$0.90	$0.40
Cash dividends declared per share	$0.44	$0.27	$—
Shares used in net income (loss) per share calculation:
Basic	149,266	164,495	161,114
Diluted	149,266	186,895	191,377

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Net income	$(23,984)	$166,957	$74,876

Other comprehensive income (loss), net of tax:
Change in net unrealized gains on available-for-sale investments	1,490	1,147	(1,975)
Other	24	698	(3,505)

Other comprehensive income (loss)	1,514	1,845	(5,480)

Comprehensive income (loss)	(22,470)	168,802	69,396
Adjust for net loss attributable to noncontrolling interest	1,614	882	866

Comprehensive income (loss) attributable to Cypress	$(20,856)	$169,684	$70,262

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
	(In thousands)
Balances at January 3, 2010	235,409	$2,354	$2,247,716	$(723)	$(569,744)	76,027	$(1,048,016)	$(1,203)	$630,384
Comprehensive income:
Net income attributable to Cypress	—	—	—	—	75,742	—	—	—	75,742
Net unrealized loss on available-for-sale investments	—	—	—	(1,975)	—	—	—	—	(1,975)
Other	—	—	—	(505)	—	—	—	—	(505)
Issuance of common shares under employee stock plans	23,985	240	96,624	—	—	—	—	—	96,864
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	1,103	(14,104)	—	(14,104)
Yield enhancement structured agreements, net	—	—	(34,318)	—	—	10,000	(114,917)	—	(149,235)
Repurchases of common shares	—	—	—	—	—	1,511	(25,912)	—	(25,912)
Stock-based compensation	—	—	91,974	—	—	—	—	—	91,974
Noncontrolling interest	—	—	—	—	—	—	—	(340)	(340)

Balances at January 2, 2011	259,394	2,594	2,401,996	(3,203)	(494,002)	88,641	(1,202,949)	(1,543)	702,893
Comprehensive income:
Net income attributable to Cypress	—	—	—	—	167,839	—	—	—	167,839
Net unrealized gain on available-for-sale investments	—	—	—	1,147	—	—	—	—	1,147
Other	—	—	—	116	—	—	—	—	116
Issuance of common shares under employee stock plans	19,418	186	71,006	—	—	—	—	—	71,192
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	2,212	(46,033)	—	(46,033)
Yield enhancement structured agreements, net	—	—	49,927	—	—	9,500	(180,636)	—	(130,709)
Repurchases of common shares	—	—	—	—	—	24,285	(424,140)	—	(424,140)
Stock-based compensation	—	—	99,217	—	—	—	—	—	99,217
Dividends	—	—	(42,798)	—	—	—	—	—	(42,798)
Noncontrolling interest	—	—	—	—	—	—	—	(882)	(882)

Balances at January 1, 2012	278,812	$2,780	$2,579,348	$(1,940)	$(326,163)	124,638	$(1,853,758)	$(2,425)	$397,842

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
	(In thousands)
Balances at January 1, 2012	278,812	$2,780	$2,579,348	$(1,940)	$(326,163)	124,638	$(1,853,758)	$(2,425)	$397,842
Comprehensive income:
Net income attributable to Cypress	—	—	—	—	(22,370)	—	—	—	(22,370)
Net unrealized gain on available-for-sale investments	—	—	—	1,490	—	—	—	—	1,490
Net realized gain (loss) on translation adjustments	—	—	—	6	—	—	—	—	6
Issuance of common shares under employee stock plans	8,091	88	23,707	—	—	—	—	—	23,795
Issuance of options and RSUs in connection with acquisition	—	—	1,805	—	—	—	—	—	1,805
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	1,379	(22,625)	—	(22,625)
Yield enhancement structured agreements, net	—	—	433	—	—	—	—	—	433
Repurchases of common shares	—	—	—	—	—	16,662	(209,187)	—	(209,187)
Stock-based compensation	—	—	72,573	—	—	—	—	—	72,573
Dividends	—	—	(65,287)	—	—	—	—	—	(65,287)
Noncontrolling interest	—	—	—	—	—	—	—	(1,614)	(1,614)

Balances at December 30, 2012	286,903	$2,868	$2,612,579	$(444)	$(348,533)	142,679	$(2,085,570)	$(4,039)	$176,861

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(23,984)	$166,957	$74,876
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Stock-based compensation expense	74,332	100,781	91,459
Depreciation and amortization	50,846	53,503	52,528
Loss (gain) on divestiture	1,605	(34,291)	—
Deferred income taxes and other tax liabilities	821	(15,757)	15,033
Restructuring costs	4,258	6,336	5,366
Contribution of asset	—	4,000	—
Loss (gain) on sale or retirement of property and equipment, net	3,192	3,891	(823)
Impairment of assets	—	1,982	4,926
Impairment of investments	2,666	800	—
Gain on sale of equity investments	—	—	(3,628)
Other	540	257	165
Changes in operating assets and liabilities, net of effects of an acquisition and divestiture:
Accounts receivable	23,878	14,202	(30,767)
Inventories	1,351	4,280	(10,049)
Other current and long-term assets	(4,797)	(14,895)	(11,013)
Accounts payable and other liabilities	19,403	(27,049)	18,797
Deferred margin on sales to distributors	(19,114)	18,811	55,876

Net cash provided by operating activities	134,997	283,808	262,746

Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	139,825	218,555	32,523
Purchases of available-for-sale investments	(112,808)	(108,522)	(140,349)
Acquisition of property, plant and equipment	(33,013)	(80,556)	(50,786)
Cash paid for acquisition, net of cash received	(100,889)
Proceeds from divestiture	—	34,025	—
Proceeds from sales of property and equipment	63	6,324	3,057
Cash paid for other investments	(7,203)	(3,911)	(2,000)
Net employee contributions to deferred compensation plan	989	3,185	2,141
Proceeds from sales of equity investments	—	—	4,680

Net cash provided by (used in) investing activities	(113,036)	69,100	(150,734)

CYPRESS SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Cash flows from financing activities:
Repurchase of common shares	(209,187)	(424,140)	(25,912)
Yield enhancement structured agreements settled in stock	—	(180,636)	(114,917)
Issuance of common shares under employee stock plans	23,795	71,192	96,864
Yield enhancement structured agreements settled in cash, net	433	49,927	9,607
Withholding of common shares for tax obligations on vested restricted shares	(22,625)	(46,033)	(14,104)
Payments of dividends	(63,227)	(29,048)	—
Proceeds from equipment leases and loans	2,073	26,822	—
Repayment of equipment leases and loans	(5,695)	(848)	—
Proceeds from other financing arrangements	—	16,390	—
Borrowings under revolving credit facility and line of credit	282,000	—	—
Financing costs	(2,792)	—	—
Repayment of line of credit loan	(50,000)	—	—
Repayment of other financing agreements	(13,250)	—	—
Unsettled yield enhancement structured agreements	—	—	(43,925)

Net cash used in financing activities	(58,475)	(516,374)	(92,387)

Net increase (decrease) in cash and cash equivalents	(36,514)	(163,466)	19,625
Cash and cash equivalents, beginning of year	99,717	263,183	243,558

Cash and cash equivalents, end of year	$63,203	$99,717	$263,183

Supplemental disclosures:
Dividends payable	$15,847	$13,786	$—
Cash paid for income taxes	$4,644	$3,841	$2,205
Additions to property, plant and equipment under capital lease arrangement	$18,788	$2,925	$—

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

Financial Statement Preparation

In November 2012, we completed the acquisition of Ramtron, a publicly traded fabless semiconductor company that designs, develops and markets specialized semiconductor memory and integrated semiconductor solutions that are used in several markets for a wide range of applications. We completed a cash tender offer and purchased the remaining 96% of Ramtron’s outstanding common stock, which we did not own already, at a purchase price of $3.10 per share for a total cash payment of $100.9 million, equity consideration of $1.8 million and have incurred acquisition related expenses of $15.3 million. This $15.3 million of acquisition related expenses includes legal, banker, severance expense and costs related to the acceleration of terminated employee stock awards. All existing Ramtron equity based incentive plans were terminated upon the completion of the acquisition. The Ramtron acquisition has been accounted for in accordance with the authoritative accounting guidance and the results of Ramtron are included in Cypress’s consolidated financial statements. See Note 2 for additional details related to the acquisition of Ramtron.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Cypress and all of our subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

Fiscal Years

Our fiscal year ends on the Sunday closest to December 31. Fiscal 2012 ended on December 30, 2012, Fiscal 2011 ended on January 1, 2012 and Fiscal 2010 ended on January 2, 2011. Fiscal 2012, 2011 and 2010 each contained 52 weeks.

Management Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions used in these consolidated financial statements primarily include those related to revenue recognition, inventory valuation, valuation of goodwill and intangible assets, valuation of investments, valuation of stock-based payment awards, allowances for doubtful accounts, warranty reserves, restructuring costs, certain other accrued liabilities and tax valuation allowances. Actual results could differ from those estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be impacted.

Fair Value of Financial Instruments

For certain of our financial instruments, including cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. Generally, our certificates of deposit are carried at cost which approximates fair value based on current interest rates. Investments in available-for-sale securities are carried at fair value. See Note 5 for a detailed discussion of our fair value measurements.

Cash and Cash Equivalents

Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.

Investments

All of our investments in debt securities and equity securities in publicly traded companies are classified as available-for-sale securities. Available-for-sale debt securities with maturities greater than twelve months are classified as short-term when they are intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. Generally, our certificates of deposit are non-tradable and are carried at cost. We also have equity investments in privately-held companies. These investments are generally carried at cost as these investments do not generally permit us to exert significant influence or control and are included in “Other assets” in the Consolidated Balance Sheets. None of our equity investments are a variable interest entity.

We monitor our investments for impairment periodically and record appropriate reductions in carrying values when the declines are determined to be other-than-temporary. See Note 5 for a detailed discussion of the impairment losses recorded on our investments.

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

Equipment	3 to 10 years
Buildings and leasehold improvements	5 to 20 years
Furniture and fixtures	3 to 7 years

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

Change in Accounting Estimate

Due to our recent and future significant investments in our manufacturing equipment coupled with the current developments in our over-all manufacturing process and technologies, we reevaluated and reassessed the reasonableness of the useful lives of our manufacturing equipment during the fourth quarter of fiscal 2011. As a result of our comprehensive study and analysis, we have determined that the useful lives of our manufacturing equipment were longer than historically estimated. The key reasons that prompted us to perform a reevaluation of the useful lives of our manufacturing equipment were: (i) we determined that the average age of most of our existing equipment is more than 10 years; (ii) the recent and future significant investments in certain of our equipment where the risk of technological obsolescence has been determined to be low; and (iii) the expansion of our manufacturing facility which has allowed us to be more competitive and cost effective by reducing operating costs and integrating certain technologies into programmable technology which reduces the risk of technological obsolescence. Accordingly, we revised the useful lives of the related equipment and production assets from 7 years to 10 years beginning in the fourth quarter of fiscal 2011. The revised useful lives of the equipment did not have any impact in the consolidated statement of operations for fiscal 2011 as the decrease in depreciation expense for the fourth quarter of fiscal 2011 was capitalized in inventories. The fiscal 2012 depreciation expense was decreased by approximately $16.0 million in fiscal 2012 and this amount will decrease over time as the related manufacturing equipment becomes fully depreciated or increase as we acquire more manufacturing equipment.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment as discussed above. See Note 4 for more information.

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

Advertising Costs

Advertising costs consist of development and placement costs of our advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $4.9 million, $5.0 million and $4.0 million for fiscal 2012, 2011 and 2010, respectively.

Foreign Currency Transactions

We use the United States dollar predominately as the functional currency for most of our foreign entities. Assets and liabilities of these entities are remeasured into the United States dollar using exchange rates in effect at the end of the period, except for non-monetary assets and liabilities, such as property, plant and equipment, which are remeasured using historical exchange rates. Revenues and expenses are remeasured using average exchange rates in effect for the period, except for items related to assets and liabilities, such as depreciation, that are remeasured using historical exchange rates. The total gains (losses) for fiscal 2012, 2011 and 2010 was $1.5 million, $1.2 million and ($2.5) million, respectively. The resulting gains and losses from foreign currency remeasurement are included in “Interest and other income, net” in the Consolidated Statements of Operations. For additional details related to items included in “Interest and other income, net,” see Note 13.

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

Outstanding accounts receivable from three of our distributors, accounted for 12.2%, 11.9% and 10.2%, respectively, of our consolidated accounts receivable as of December 30, 2012. Outstanding accounts receivable from three of our distributors, accounted for 14.1%, 13.9% and 11.1%, respectively, of our consolidated accounts receivable as of January 1, 2012.

Revenue generated through three of our distributors, accounted for 13.5%, 12.4% and 10.1% respectively, of our consolidated revenue for fiscal 2012. One end customer, purchases our products from certain of our distributors. Shipments to this end customer accounted for 10.8% of our consolidated revenue for fiscal 2012.

Revenue generated through two of our distributors accounted for 12.8% and 11.2%, respectively, of our consolidated revenue for fiscal 2011. Shipments to one end customer accounted for 10.0% of our consolidated revenue for fiscal 2011.

Revenue generated through two of our distributors accounted for 15% and 10%, respectively, of our consolidated revenue for fiscal 2010. We had no end customers accounting for 10% or greater of our consolidated revenue for fiscal 2010.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to the guidance on Comprehensive Income, to improve the reporting of reclassifications out of accumulated other income. This guidance requires entities to provide information about the amounts reclassified out of accumulated other income by component. The authoritative guidance also requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified under U.S. GAAP, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective for our interim and annual periods beginning after December 15, 2012. We do not believe that the implementation of this authoritative guidance will have any impact on our financial position or results of operations as it affects presentation of components of accumulated other income.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an ASU to the guidance on Intangibles—Goodwill and Other—Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. This guidance allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount, then a two-step goodwill impairment test as described in the guidance must be performed. We adopted this guidance in fiscal 2011 and our adoption did not have a significant impact on our consolidated financial statements. See Note 4 for more information.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The authoritative guidance also required presentation of adjustments for items that are reclassified from other comprehensive income in the statement where the components of net income and the components of other compressive income are presented, which was indefinitely deferred by the FASB in December 2011. We adopted this guidance in fiscal 2012 and we now present consolidated statements of comprehensive income (loss) in a separate statement following the consolidated statement of operations. The implementation of this authoritative guidance did not have any impact on our financial position or results of operations as it only required separate presentation of total comprehensive income (loss).

In May 2011, the FASB issued a new standard amending U.S. generally accepted accounting principles (“GAAP”) fair value measurements and disclosures for the purpose of ensuring that fair value measurement and disclosure requirements are the same across both U.S. GAAP and International Financial Reporting Standards (“IFRS”). The standard contains amendments changing the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, clarifying the application of existing fair value measurement requirements and changing a particular principle for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for our interim and annual periods beginning January 2, 2012. Additionally, the standard expands certain disclosure requirements, including qualitative disclosures selected to level 3 fair value measurements. We adopted this authoritative guidance in the fiscal 2012 and our implementation of this authoritative guidance did not have any impact on our financial position or results of operations as it only required additional disclosures related to fair value measurements.

NOTE 2.  BUSINESS COMBINATIONS

Ramtron International Corporation (“Ramtron”)

In November 2012, we completed the acquisition of Ramtron, a publicly traded fabless semiconductor company that designs, develops and markets specialized semiconductor memory and integrated semiconductor solutions that are used in several markets for a wide range of applications. We had previously owned 4% of Ramtron’s outstanding common stock and in November 2012, we completed a cash tender offer and purchased the remaining 96% of Ramtron’s outstanding common stock at a purchase price of $3.10 per share for a total cash payment of $100.9 million, equity consideration of $1.8 million and have incurred acquisition related expenses of $15.3 million. This $15.3 million of acquisition related expenses includes legal, banker, severance expenses and costs related to the acceleration of terminated employee stock awards.

The fair value of the assets acquired and liabilities assumed were recorded in our consolidated balance sheet as of the acquisition date. The results of operations of Ramtron were included in our consolidated results of operations subsequent to the acquisition date. Ramtron is included in our Memory Products Division.

Purchase Price Allocation:

The total purchase price paid for the 100% equity interest has been allocated to the net identifiable assets based on the estimated fair value at the acquisition date. We engaged a third party to assist with the determination of the fair value of certain identifiable intangible assets. In determining the value of these assets, management made various estimates and assumptions. These assumptions include but are not limited to the net present value of future expected cash flow from the sale of products. The fair value of all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with the respective asset or liability. The excess of the purchase price over the net identifiable assets and liabilities has been recorded as goodwill on the Consolidated Balance as of December 30, 2012.

The allocation of the purchase consideration is as follows, (in thousands):

Purchase price:

Cash	$100,888
Issuance of options and RSUs in connection with acquisition	1,805
Fair value of previously held 4% equity interest	5,170

Total purchase price	$107,863

Purchase price allocation:

Net tangible assets	$29,855
Acquired identifiable intangible assets:
Purchased technology	42,100
Customer relationships	3,000
Trade name and backlog	550
Goodwill	32,358

Total purchase consideration	$107,863

Remeasurement of Previously Held 4% of Equity Interest in Ramtron

In connection with the acquisition of Ramtron, the difference between the $3.4 million carrying value and $5.2 million fair value of the previously held 4% interest was recorded as a non-cash gain on investment in “Interest and other income, net” on the Consolidated Statement of Operations.

(In thousands)
Fair value of previously held 4% equity interest	$5,170
Carrying value of previously held 4% equity interest	(3,425)

Total gain on investment	$1,745

Net Tangible Assets:

Net tangible assets consist of the following:

(In thousands)
Accounts receivable, net	$3,829
Inventories	40,153
Fixed assets	3,462
Other	6,699

Total assets acquired	54,143

Accounts payable	3,515
Accrued expenses, liabilities and notes payable	20,773

Total liabilities assumed	24,288

Total net tangible assets	$29,855

Acquired Identifiable Intangible Assets:

The following table presents certain information on the acquired identifiable assets:

Intangible Assets	Method of Valuation	Discount Rate Used	Estimated Useful Lives
Purchased technology	Income Approach	19%-20%	7 –10 years
Customer relationships	Income Approach	19%	10 years
Trade name and backlog	Income Approach	16%-18%	0.75 –1 years

Customer Relationships:

Customer relationships represent the fair value of projected cash flows that will be derived from the sale of products to Ramtron’s existing customers based on existing, in-process, and future versions of the underlying technology.

Goodwill:

Ramtron’s F-RAM offers a unique set of features and combines the best of RAM and ROM into a single package that outperforms other nonvolatile memories with remarkably fast writes, high endurance and ultra-low power consumption. Ramtron’s F-RAM technology complements our nvSRAM business and strengthens our overall memory portfolio. The acquisition will provide synergy with other of our offerings, including USB controllers and our PSoC line, expanding the scope of solutions that we provide. These factors primarily contributed to a purchase price that resulted in goodwill.

Unaudited Pro Forma Financial Information:

The following unaudited pro forma financial information presents the combined results of operations of Cypress and Ramtron as if the acquisition had occurred as of the beginning of fiscal 2011:

	Year Ended
	December 30, 2012	January 1, 2012
	(In thousands)
Revenues	$810,143	$1,061,612
Income (loss) from continuing operations	$(30,775)	$148,749

The unaudited pro forma financial information should not be taken as representative of our future consolidated results of operations or financial condition.

Conversion of Ramtron Shares

As part of the acquisition of Ramtron, we issued to Ramtron employees options to purchase 328,885 shares of our common stock, 39,432 restricted stock units (“RSUs”) and 148,242 restricted stock awards with an aggregate value of approximately $2.7 million, in exchange for their options to purchase shares, restricted stock units, and restricted stock awards of Ramtron. Of this amount, $1.8 million was earned prior to the acquisition date, and therefore, was part of the acquisition consideration. The remaining compensation expense of $0.9 million will be recognized on an accelerated basis over an average remaining vesting period of two years, subject to adjustment based on estimated forfeitures.

NOTE 3.  DIVESTITURES

On December 19, 2012, we completed the divestiture of our wholly-owned subsidiary Cypress Envirosystems (“Envirosystems”) and we received nominal consideration that is dependent upon future performance. Envirosystems was part of our ETD segment and as a result of the sale we recorded a loss of $1.6 million in “(Gain) loss on divestiture,” on the Consolidated Statement of Operations. Prior to the divestiture, Envirosystems was immaterial to the financial position and operations of Cypress, therefore, the sale did not qualify as a discontinued operation.

As part of our continued efforts to focus on programmable products including our flagship PSoC® programmable system-on-chip solutions and our TrueTouch™ touch-sensing controllers, we divested our image sensors product families, part of our MPD segment, and sold them to ON Semiconductor Corporation (“ON”) on February 27, 2011.

Product Families	Reportable Segment	Buyer	Total Consideration
The image sensors product families	Memory Products Division	ON Semiconductor	$34.3 million

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

We did not have any divestitures in fiscal 2010.

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying amount of goodwill at December 30, 2012 was $64.2 million, $32.4 million in the Memory Products Division (“MPD”) and $31.8 million in the Programmable System Division (“PSD”). The carrying amount of goodwill at January 1, 2012 was $31.8 million in the Programmable System Division (“PSD”). The goodwill related to MPD was recognized as part of the acquisition of Ramtron in the fourth quarter of fiscal 2012. The goodwill related to PSD was unchanged from the balance at January 1, 2012. MPD and PSD are the only reportable business segments with goodwill.

We assess our goodwill for impairment on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value.

In September 2011, the FASB issued ASU 2011-08 -Testing Goodwill for Impairment (ASC Topic 350) that was intended to reduce the complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The issuance of ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We adopted ASU 2011-08 in fiscal 2011. The fair value of PSD was substantially in excess of its carrying amount based on the latest quantitative assessment of goodwill that we performed in fiscal 2010. There have been no triggering events or changes in circumstances since that quantitative analysis to indicate that the fair value of PSD would be less than its carrying amount.

We performed a qualitative assessment of goodwill at the end of the third fiscal quarter and concluded that it was more likely than not that the fair value of PSD exceeded its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: (i) change in the industry and competitive environment; (ii) market capitalization; (iii) stock price; and (iv) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. Based on the foregoing, the first and second steps of the goodwill impairment test were unnecessary for fiscal 2012 and goodwill was not impaired for PSD as of December 30, 2012. No goodwill impairment was recognized in fiscal 2011 or 2010.

As part of our purchase price accounting performed during the acquisition of Ramtron and subsequent to the acquisition, the goodwill related to MPD was reviewed and no impairment was recognized subsequent to the acquisition date.

Intangible Assets

The following tables present details of our total intangible assets:

	As of December 30, 2012			As of January 1, 2012
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$151,773	$(103,840)	$47,933	$95,134	$(88,782)	$6,352
Non-acquisition related intangible assets	10,048	(8,765)	1,283	10,648	(8,374)	2,274

Total intangible assets	$161,821	$(112,605)	$49,216	$105,782	$(97,156)	$8,626

As of December 30, 2012, the estimated future amortization expense of intangible assets was as follows:

(In thousands)
2013	$12,044
2014	8,423
2015 and future	28,749

Total future amortization expense	$49,216

NOTE 5. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 30, 2012 and January 1, 2012:

	As of December 30, 2012				As of January 1, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Reported as cash equivalents:
Money market funds	$24,187	$—	$—	$24,187	$77,952	$—	$—	$77,952
Corporate notes and bonds	—	—	—	—	—	1,340	—	1,340

Total cash equivalents	24,187	—	—	24,187	77,952	1,340	—	79,292

Reported as short-term investments:
U.S. treasuries	10,032	—	—	10,032	10,072	—	—	10,072
Corporate notes and bonds	—	28,435	—	28,435	—	33,028	—	33,028
Federal agency	—	3,005	—	3,005	—	15,524	—	15,524
Commercial paper	—	11,694	—	11,694	—	7,189	—	7,189
Certificates of deposit	—	840	—	840	—	800	—	800
Asset-held-for-sale	—	4,630	—	4,630	—	6,913	—	6,913

Total short-term investments	10,032	48,604	—	58,636	10,072	63,454	—	73,526

Reported as long-term investments:
Auction rate securities	—	—	5,504	5,504	—	—	19,004	19,004
Marketable equity securities	1,054	—	—	1,054	3,013	—	—	3,013

Total long-term investments	1,054	—	5,504	6,558	3,013	—	19,004	22,017

Employee deferred compensation plan assets:
Cash equivalents	3,588	—	—	3,588	1,960	—	—	1,960
Mutual funds	21,207	—	—	21,207	18,046	—	—	18,046
Equity securities	5,322	—	—	5,322	5,448	—	—	5,448
Fixed income	3,732	—	—	3,732	3,799	—	—	3,799
Money market funds	3,293	—	—	3,293	3,723	—	—	3,723

Total employee deferred compensation plan assets	37,142	—	—	37,142	32,976	—	—	32,976

Total financial assets	$72,415	$48,604	$5,504	$126,523	$124,013	$64,794	$19,004	$207,811

Financial Liabilities
Employee deferred compensation plan liability	$—	$36,244	$—	$36,244	$—	$32,485	$—	$32,485

Valuation Techniques:

•

Level 1—includes instruments for which quoted prices in active markets for identical assets or liabilities that we have the ability to access. Our financial assets utilizing Level 1 inputs include U.S. treasuries, money market funds, marketable equity securities and our employee deferred compensation plan assets.

•

Level 2—includes instruments for which the valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Level 2 assets consist of certain marketable debt instruments for which values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Our Level 2 instruments include certain U.S. government securities, commercial paper, corporate notes and bonds and our employee deferred compensation plan liabilities.

•

Level 3—includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Financial assets utilizing Level 3 inputs primarily include auction rate securities. We use an income approach valuation model to estimate the exit price of the auction rate securities, which is derived as the weighted-average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that is based on the credit risk and liquidity risk of the securities.

Auction Rate Securities

All of our auction rate securities (“ARS”) are classified as Level 3 financial instruments. Our investments in ARS have contractual maturities generally between 20 and 30 years and are usually found in the form of municipal bonds, preferred stock, and a pool of student loans or collateralized debt obligations with interest rates resetting every seven to 49 days through an auction process. The ARS held by us are backed by student loans originated under the Federal Family Education Loan Program, which are guaranteed by the U.S. Federal Department of Education. All the auction rate securities held by us were rated as either AAA, Aaa or A3 by the major independent rating agencies.

Sale of Auction Rate Securities

In December 2011, we entered into a settlement and securities purchase agreement (the “Securities Agreement”) with a certain financial institution. Pursuant to the terms of the Securities Agreement, we agreed to sell to the financial institution certain of our ARS investments with an aggregate par value of approximately $19.1 million and carrying value of approximately $17.3 million for an aggregate sale price of approximately $16.4 million. Under the terms of the Securities Agreement, we have the option to repurchase from the financial institution any of the ARS we sold to them until November 30, 2013 for the amount at which the related ARS were sold plus agreed upon funding costs. Because of our ability to repurchase the ARS from the date of sale through November 30, 2013, we maintain effective control of these ARS. As such, we did not account for the transaction as a sale and recognized the sale consideration we received as “Advances received for the sale of ARS” under “Other long-term liabilities” in the 2011 Consolidated Balance Sheets. We will continue to account for these ARS as a financing arrangement until they are called or the expiration of our call option under the Securities Agreement.

During fiscal 2012, ARS with a par value of $10.0 million were called for redemption at par and ARS with a par value of $5.0 million were sold at 98.25% of par, which resulted in the reversal of unrealized losses of $1.3 million. These ARS were included as part of the Securities Agreement noted above.

The fair value of our investments in ARS was approximately $5.5 million and $19.0 million as of December 30, 2012 and January 1, 2012, respectively.

In fiscal 2012 and 2011, we performed an analysis to assess the fair value of the ARS using a valuation model based on discounted cash flows. The assumptions used were the following:

	2012	2011
Years to liquidity	7 years	7 years
Discount rates *	0.90% – 3.42%	1.75% – 3.95%
Continued receipt of contractual interest which provides a premium spread for failed auctions	Yes	Yes

*	Discount rates incorporate a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the remaining ARS were valued at approximately 93.3%, representing a decline in par value of approximately $0.4 million as of December 30, 2012. In fiscal 2011, we estimated that the ARS were valued at approximately 91% of their stated par value as of January 1, 2012, representing a decline in par value of approximately $1.9 million. These losses were recorded as an unrealized loss in “Accumulated other comprehensive loss” in fiscal 2012 and 2011, respectively.

Level 3 Investments Measured Fair Value on a Recurring Basis

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

Auction Rate
Securities
(In thousands)
Balance as of January 2, 2011	$23,708
Unrealized gain recorded in Accumulated other comprehensive loss	696
Realized loss recorded in interest and other income, net	(75)
Amounts settled	(5,325)

Balance as of January 1, 2012	19,004
Unrealized gain recorded in Accumulated other comprehensive loss	1,500
Realized loss recorded in interest and other income, net	(112)
Amounts settled / sold	(14,888)

Balance as of December 30, 2012	$5,504

Level 3 Assets Measured at Fair Value on a Nonrecurring Basis

Certain of our assets, including intangible assets, goodwill and cost-method investments, are measured at fair value on a nonrecurring basis if impairment is indicated.

As of December 30, 2012, the carrying value of the Company’s line of credit and mortgage note was $232.0 million and $3.3 million, respectively. The fair value of the Company’s line of credit and mortgage notes approximate their fair value since they bear interest rates that are similar to existing market rates.

Investments in Equity Securities

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

Non-marketable
Equity Securities
(In thousands)
Balance as of January 2, 2011	$4,000
Write-down of non-marketable equity securities	(800)

Balance as of January 1, 2012	3,200
Write-down of non-marketable equity securities	(3,200)

Balance as of December 30, 2012	$—

Our total investments in equity securities included long-term investments in non-marketable equity securities (investments in privately-held companies) of approximately $6.0 million and marketable equity securities (investments in publicly traded companies) of approximately $1.1 million as of December 30, 2012 ($3.2 million investments in non-marketable equity securities and $3.0 million investments in marketable equity securities as of January 1, 2012). Our privately-held equity investments are accounted for under the cost method as we have less than 20% ownership interest and we do not have the ability to exercise significant influence over the operations of the privately-held companies. As noted above, these investments are periodically reviewed for other-than-temporary declines in fair value by considering available evidence, including general market conditions, financial condition, pricing in recent rounds of financing, if any, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During fiscal 2012, a certain privately-held company which we are invested in at a carrying value of $2.0 million, offered an additional round of financing that we declined to participate in. Based on this new round of financing, we determined that our initial investment was impaired and wrote off the remaining $1.2 million investment amount. Subsequent to our fiscal year end, another privately-held company which we are invested in at a carrying value of $2.0 million, also offered another round of financing which effectively diluted our initial investment. Based on this new round of financing, we determined that our initial investment was impaired and wrote off the entire $2.0 million investment amount. Refer to Note 20 for additional information on this subsequent event. These impairment losses of $3.2 million were recognized in “Interest and other income, net” in fiscal 2012, and we classified the investment as Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity.

In February 2012, we entered into a Stock Purchase Agreement (the “Agreement”) with a company that designs, develops and manufactures products in the area of advanced battery storage for mobile consumer devices. Pursuant to the terms of the Agreement, we purchased approximately $6.0 million of preferred stock from the company and have committed to purchase additional preferred stock in a series of subsequent closings subject to certain performance milestones that must be fulfilled within a defined and agreed upon timeline. Of our total commitment of $78.6 million, we plan to purchase additional preferred stock of approximately $10.5 million in fiscal 2013. We plan to invest $60.8 million in fiscal 2014 and $7.3 million in fiscal 2015 subject to the attainment of certain milestones and the timing of additional capital requests which could vary substantially. As of December 30, 2012, we own less than 10% of the company. If our future commitments are fully funded, we could become their majority shareholder and consolidate the financial results of this company. As of December 30, 2012, our initial investment of $6.0 million was recorded as part of our investments in non-marketable equity securities.

In fiscal 2011, we recognized an impairment loss of approximately $0.8 million related our investment in a certain privately-held company with an original carrying cost of $2.0 million. We had no impairment charges against our privately-held equity investments in fiscal 2010.

During fiscal 2010, we sold our equity investment in one publicly traded company for $4.7 million and recognized a gain of $3.6 million in “Interest and other income, net”. We did not sell any investments in marketable equity securities in fiscal 2012 and 2011.

There were no significant transfers between Level 1, Level 2 and Level 3 fair value hierarchies during fiscal 2012 and 2011.

NOTE 6.  INVESTMENTS

Available-For-Sale Securities and Other Investments

The following tables summarize our available-for-sale securities and other investments:

	As of December 30, 2012				As of January 1, 2012
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Reported as cash equivalents:
Money market funds	$24,187	$—	$—	$24,187	$77,952	$—	$—	$77,952
Corporate notes and bonds	—	—	—	—	1,341	—	(1)	1,340

Total cash equivalents	24,187	—	—	24,187	79,293	—	(1)	79,292

Reported as short-term investments:
Corporate notes and bonds	28,430	13	(8)	28,435	33,010	33	(15)	33,028
Federal agency	3,005	—	—	3,005	15,526	4	(6)	15,524
U.S. treasuries	10,023	9	—	10,032	10,004	68	—	10,072
Commercial paper	11,692	2	—	11,694	7,189	1	(1)	7,189
Certificates of deposit	840	—	—	840	801	—	(1)	800
Asset-held-for-sale	6,913	—	(2,283)	4,630	6,913	—	—	6,913

Total short-term investments	60,903	24	(2,291)	58,636	73,443	106	(23)	73,526

Reported as long-term investments:
Auction rate securities	5,900	—	(396)	5,504	20,900	—	(1,896)	19,004
Marketable equity securities (1)	1,030	70	(46)	1,054	3,253	—	(240)	3,013

Total long-term investments	6,930	70	(442)	6,558	24,153	—	(2,136)	22,017

Total available-for-sale securities and other investments	$92,020	$94	$(2,733)	$89,381	$176,889	$106	$(2,160)	$174,835

(1)	The $0.4 million of gross unrealized losses were related to ARS that had been in a continuous loss position for 12 months or more. As of January 1, 2012, $1.9 million of the $2.2 million gross unrealized losses were related to ARS that had been in a continuous loss position for 12 months or more. For individual marketable equity securities with unrealized losses, we evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time, we did not consider these investments to be other-than-temporarily impaired as of December 30, 2012 and January 1, 2012.

As of December 30, 2012, the contractual maturities of our available-for-sale investments and certificates of deposit were as follows (the table below does not include our investments in marketable equity securities):

	Cost	Fair Value
	(In thousands)
Maturing within one year	$71,631	$71,647
Maturing in one to three years	6,547	6,547
Maturing in more than three years	5,900	5,504

Total	$84,078	$83,698

Realized gains and realized losses from sales of available-for-sale in fiscal 2012, 2011 and 2010 were not material.

Proceeds from sales or maturities of available-for-sale investments were $139.8 million, $218.6 million and $32.5 million for fiscal 2012, 2011 and 2010, respectively.

NOTE 7.  ASSETS HELD FOR SALE

Texas Facility

The manufacturing facility located in Round Rock, Texas ceased operations in fiscal 2008. The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Consolidated Balance Sheets was $4.6 million as of December 30, 2012 and $6.9 million as of January 1, 2012 and January 2, 2011. In fiscal 2012, management reassessed the fair value of the assets account due to the continuing unfavorable economic and market conditions. Based on this analysis, we recorded a write-down of $2.3 million. No impairment was recognized in fiscal 2011 and 2010. We continue to incur expenses related to ongoing maintenance and upkeep of the Texas facility until we complete the sale of the property.

Building

In the second quarter of fiscal 2011, we vacated one of our buildings located in San Jose, California and in the third quarter of fiscal 2011, we began to market the building for sale or lease. In the third quarter of 2011, based upon our analysis of other comparable building sales in the area, we determined that the fair market value of the building was less than the carrying value, accordingly, we recorded an impairment charge of approximately $2.0 million to reduce the carrying value of the building to the estimated current market value of approximately $5.2 million. In the fourth quarter of fiscal 2011, we completed the sale of the building to a third party for approximately $5.1 million. The loss that we realized from the sale of the building was not material to the consolidated financial statements.

NOTE 8.  EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION

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

1994 Amended Stock Option Plan (“1994 Amended Plan”):

In fiscal 1994, our board of directors adopted the 1994 Stock Plan (the “1994 Plan”). The 1994 Plan was most recently amended in fiscal 2011 (the “1994 Amended Plan”). The 1994 Amended Plan provides for (1) the discretionary granting of stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and stock appreciation rights (“SARs”) to qualified employees, consultants and outside directors, which options may be either incentive stock options (for employees only) or non-statutory stock options, as determined at the time of grant and (2) the grant of non-statutory stock options, SARs, RSAs or RSUs to outside directors pursuant to an automatic, non-discretionary formula. Options or awards granted under the 1994 Amended Plan become exercisable over a vesting period of generally five years and generally expire over terms not exceeding eight years from the date of grant, subject to earlier termination upon the cessation of employment or service of the recipients. At the annual meeting in 2011, our stockholders approved an increase of 15 million shares to the number of shares that can be issued under the 1994 Amended Plan. The maximum aggregated number of shares authorized for issuance under the 1994 Amended Plan is 145.2 million shares. As of December 30, 2012, approximately 14.8 million shares of stock options or 7.9 million shares of RSUs and RSAs were available for grant under the 1994 Amended Plan. The 1994 Amended Plan will expire in January 2014.

2012 Incentive Award Plan (“2012 Plan”):

In connection with our acquisition of Ramtron, we assumed their 2012 Plan, as amended, which reserves a total of 1.2 million shares of common stock for issuance under stock option or restricted stock grants. The exercise price of all non-qualified stock options must be no less than 100% of the fair market value on the effective date of the grant under the 2012 Plan, and the maximum term of each grant is seven years. The 2012 Plan permits the issuance of incentive stock options, the issuance of restricted stock, and other types of awards. Restricted stock grants generally vest five years from the date of grant. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issuance of restricted stock and restricted stock units is satisfied by issuing authorized common stock or treasury stock. Grants from this plan are limited to employees who joined Cypress as part of the Ramtron acquisition and grants to new Cypress employees. As of December 30, 2012, approximately 1.2 million shares of stock options or 0.7 million shares of RSUs and RSAs were available for grant under the 2012 Plan.

Employee Stock Purchase Plan (“ESPP”):

Our ESPP allows eligible employees to purchase shares of our common stock through payroll deductions. The ESPP contains consecutive 18-month offering periods composed of three six-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each six-month exercise period. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $21,250. As of December 30, 2012, approximately 3.7 million shares were available for future issuance under the ESPP.

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

The modification of the outstanding employee equity awards and the ESPP related to the Spin-Off resulted in additional non-cash stock-based compensation. The amount was measured based upon the difference between the fair value of the awards immediately before and after the modification. Of the total additional non-cash stock-based compensation, $1.1 million, $5.5 million and $17.1 million, net of estimated forfeitures, was recognized in fiscal 2012, 2011 and 2010, respectively. The remaining $0.2 million will be recognized over the remaining vesting periods on an accelerated basis, net of estimated forfeitures.

Stock-Based Compensation

The following table summarizes the stock-based compensation expense by line item in the Consolidated Statement of Operations:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Cost of revenues	$18,519	$23,730	$22,714
Research and development	19,800	24,297	21,541
Selling, general and administrative	36,013	52,754	47,204

Total stock-based compensation expense	$74,332	$100,781	$91,459

As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Consolidated cash proceeds from the issuance of shares under the employee stock plans were $23.8 million, $71.2 million and $96.9 million for fiscal 2012, 2011 and 2010, respectively. No income tax benefit was realized from stock option exercises for fiscal 2012, 2011 and 2010. As of December 30, 2012 and January 1, 2012, stock-based compensation capitalized in inventories totaled $2.8 million and $4.6 million, respectively.

The following table summarizes the stock-based compensation expense by type of awards:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Stock options	$7,421	$14,850	$19,946
Restricted stock units and restricted stock awards	57,865	81,273	65,046
ESPP	9,046	4,658	6,467

Total stock-based compensation expense	$74,332	$100,781	$91,459

The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of December 30, 2012:

(In thousands)		Weighted-Average Amortization Period
		(In years)
Stock options	$13,192	2.02
Restricted stock units and restricted stock awards	29,602	2.67
ESPP	1,973	0.42

Total unrecognized stock-based compensation balance, net of estimated forfeitures	$44,767	2.38

Valuation Assumptions

We estimate the fair value of our stock-based equity awards using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model were as follows:

Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Stock Option Plans:
Expected life	1.1-7.2 years	2.3-7.3 years	2.3-7.0 years
Volatility	42.9%-49.6%	38.1%-51.3%	42.2%-54.5%
Risk-free interest rate	0.16%-1.5%	0.2%-2.9%	0.5%-3.1%
Dividend yield	2.8%-4.4%	1.7%-2.2%	0.0%
ESPP:
Expected life	0.5-1.5 years	0.5-1.5 years	0.5-1.5 years
Volatility	44.8%-47.3%	49.8%-53.3%	44.6%-54.2%
Risk-free interest rate	0.13%-0.24%	0.04%-0.16%	0.1%-0.8%
Dividend yield	2.8%-4.4%	1.7%-2.2%	0.0%

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

Dividend yield: The expected dividend is based on our history and expected dividend payouts. Since we did not pay dividends in fiscal 2010, the expected dividend yield was zero in those years.

Employee Equity Award Activities

Stock Options:

The following table summarizes our stock option activities:

	Year Ended
	December 30, 2012		January 1, 2012		January 2, 2011
	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
	(In thousands, except per-share amounts)
Options outstanding, beginning of year	23,363	$6.49	36,070	$5.51	52,411	$4.70
Assumed options from Ramtron acquisition	329	$9.91	—	—	—	—
Granted	3,322	$11.18	1,080	$19.60	3,036	$14.27
Exercised	(3,236)	$4.90	(12,245)	$4.51	(17,990)	$4.57
Forfeited or expired	(1,018)	$11.95	(1,542)	$8.56	(1,387)	$6.36

Options outstanding, end of year	22,760	$7.25	23,363	$6.49	36,070	$5.51

Options exercisable, end of year	15,432	$5.50	15,560	$4.78	22,924	$4.18

The weighted-average grant-date fair value was $2.74 per share for options granted in fiscal 2012, $6.34 per share in options granted during fiscal 2011 and $5.13 per share for options granted in fiscal 2010.

The aggregate intrinsic value of the options outstanding and options exercisable as of December 30, 2012 was approximately $93.1 million and $83.0 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of December 30, 2012 and do not include substantial tax payments.

The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was $30.7 million in fiscal 2012, $200.1 million in fiscal 2011 and $157.8 million in fiscal 2010.

The aggregate grant date fair value of the options which vested in fiscal 2012, 2011 and 2010 was $12.2 million, $18.1 million, and $16.3 million, respectively.

The following table summarizes information about options outstanding and exercisable as of December 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
	(In thousands)	(In years)		(In thousands)
$1.06-$3.52	2,758	2.90	$3.12	2,599	$3.13
$3.53-$3.53	2,605	2.16	$3.53	2,558	$3.53
$3.54-$4.72	2,497	3.44	$4.05	2,429	$4.05
$4.73-$5.18	2,847	1.26	$5.05	2,795	$5.05
$5.19-$6.17	3,500	5.45	$6.03	2,022	$5.98
$6.18-$11.02	2,582	5.06	$7.77	1,907	$7.44
$11.03-$11.27	3,065	7.97	$11.27	50	$11.27
$11.28-$23.23	2,906	6.06	$16.27	1,072	$15.80

	22,760	4.30	$7.25	15,432	$5.50

The total number of exercisable in-the-money options was approximately 14.3 million shares as of December 30, 2012.

As of December 30, 2012, stock options vested and expected to vest totaled approximately 21.8 million shares, with a weighted-average remaining contractual life of 4.2 years and a weighted-average exercise price of $7.07 per share. The aggregate intrinsic value was approximately $92.1 million.

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes our restricted stock unit and restricted stock award activities:

	Year Ended
	December 30, 2012		January 1, 2012		January 2, 2011
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
	(In thousands, except per-share amounts)
Non-vested, beginning of year	9,005	$10.43	14,970	$4.90	17,733	$5.51
Assumed from Ramtron acquisition	188	$8.69	—	—	—	—
Granted	5,606	$14.44	2,228	$18.97	2,228	$14.78
Released	(4,969)	$8.60	(6,383)	$6.60	(3,866)	$12.75
Forfeited	(1,943)	$10.26	(1,810)	$8.52	(1,125)	$7.14

Non-vested, end of year	7,887	$14.52	9,005	$10.43	14,970	$4.90

The balance as of December 30, 2012 included approximately 3.8 million performance-based restricted stock units granted under the 1994 Amended Plan. These performance-based awards (“PARS”) were issued to certain senior-level employees in fiscal 2012 and could be earned ratably over a period of one year, subject to the achievement of certain performance milestones set by the Compensation Committee, of the Board, (“Committee”). Upon certification and confirmation by the Committee, the earned shares for the Core Grant and Tier 1 Grant shares will be 100% vested. Tier 2 Grant shares will have a twelve-month cliff vest following certification of the milestone attainment.

In the event of overachievement in the Tier 1 and Tier 2 Grant milestones and at the discretion of the Committee, the number of shares that can be earned could exceed 100% of the shares underlying the Tier 1 and Tier 2 Grants. However, under all circumstances, the total number of shares that can be earned under all three milestones cannot exceed the maximum target shares under the 2012 PARS. If the milestones are not achieved, the shares are forfeited and cannot be earned in future periods.

In the fourth quarter of 2012, the Committee approved the performance milestone achievements for fiscal 2012. The associated awards, net of taxes, for our Named Executive Officers were vested. The achievement of fiscal 2012 PARS performance milestones were as follows:

•

Core Grant—a company-wide scorecard of various individual milestones focused on financial results, cost savings, gaining additional market share, introducing new products on specific schedules and implementing various operational and customer facing systems (“Core Grant Scorecard”). This performance milestone resulted in the achievement of 51% of target in fiscal 2012.

•

Tier 1 Grant—requires the Company to achieve an approved design win during calendar year 2012 at a certain large multi-national consumer electronics company utilizing certain of the Company’s new products (“Tier 1 Targeted Design Win”). This performance milestone was not achieved in fiscal 2012. As a result, no equity vested under the Tier 1 Grant program.

•

Tier 2 Grant—requires the Company to grow its 2012 annual revenue at a year-over-year percentage rate (“Annual Revenue Growth Rate”) greater than a group of peer companies that it directly competes with. This performance milestone was not achieved in fiscal 2012. As a result, no equity vested under the Tier 2 Grant program.

The balances as of January 1, 2012, and January 2, 2011 included approximately 4.4 million and 8.7 million of performance-based restricted stock units and restricted stock awards, granted under the 1994 Amended Plan, respectively. These performance-based awards were issued to certain senior-level employees in fiscal 2011 and fiscal 2010 and were earned ratably over a period of one year, subject to the achievement of certain performance milestones set by the Compensation Committee of the Board.

These performance milestones included:

•	stock appreciation target against the Philadelphia Semiconductor Sector Index (“SOXX”);
•	certain levels of non-GAAP free cash flows, non-GAAP operating income, non-GAAP operating expense, non-GAAP gross margin percentage, non-GAAP profit-before-taxes percentage; and
•	annual revenue growth.

For the milestones not achieved, the shares were forfeited and were not earned in future periods.

We estimated the fair value of the shares with the market-condition milestone using a Monte Carlo valuation model with the following weighted-average assumptions:

	Year Ended
	2012 (1)	2011	2010
Volatility of common stock	—	35.7%	39.8%
Volatility of the SOXX	—	25.2%	30.3%
Correlation coefficient	—	0.77	0.77
Risk-free interest rate	—	0.2%	0.3%

(1)	No performance-based awards with market-conditions milestones were issued in fiscal 2012.

The fair value of the shares with the performance-related milestones was equivalent to the grant-date fair value of our common stock. In addition, we granted other performance-based and service-based restricted stock units whose fair value is typically equivalent to the grant-date fair value of our common stock.

ESPP:

During fiscal 2012, 2011 and 2010, we issued 0.7 million, 1.8 million and 2.6 million shares under our ESPP with weighted-average price of $11.36, $9.11 and $5.59 per share, respectively.

NOTE 9. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	December 30, 2012	January 1, 2012
	(In thousands)
Accounts receivable, gross	$87,050	$107,433
Allowances for doubtful accounts receivable and sales returns	(4,130)	(3,909)

Accounts receivable, net	$82,920	$103,524

Inventories

	As of
	December 30, 2012	January 1, 2012
	(In thousands)
Raw materials	$4,307	$4,474
Work-in-process	62,603	63,552
Finished goods	60,686	24,278

Total inventories	$127,596	$92,304

In connection with the acquisition of Ramtron we acquired $40.7 million of inventory.

Other Current Assets

	As of
	December 30, 2012	January 1, 2012
	(In thousands)
Prepaid expenses	$13,945	$24,664
Assets held for sale (see Note 7)	4,630	6,913
Prepaid to Grace–current portion	7,321	2,164
Other current assets	15,186	9,751

Total other current assets	$41,082	$43,492

Property, Plant and Equipment, Net

	As of
	December 30, 2012	January 1, 2012
	(In thousands)
Land	$19,563	$17,655
Equipment	1,021,642	1,013,517
Buildings, building and leasehold improvements	237,629	201,793
Furniture and fixtures	7,864	9,334

Total property, plant and equipment, gross	1,286,698	1,242,299
Less: accumulated depreciation and amortization	(1,012,271)	(957,320)

Total property, plant and equipment, net	$274,427	$284,979

Other Long-term Assets

	As of
	December 30, 2012	January 1, 2012
	(In thousands)
Employee deferred compensation plan (see Note 16)	$37,142	$32,976
Investments:
Debt securities (see Note 5)	5,504	19,004
Equity securities (see Note 5)	7,054	6,213
Prepaid to Grace–long-term portion	—	5,957
Other assets	25,284	14,849

Total other assets	$74,984	$78,999

Pre-payment to Grace

In fiscal 2010 and 2011, we made certain pre-payments to Grace Semiconductor Manufacturing Corporations (“Grace”), a strategic foundry partner, to secure a certain supply of wafers. The pre-payments made in fiscal 2011 are expected to be applied to purchases of wafers from Grace over a period of two years commencing from February 23, 2011. At December 30, 2012, the unapplied pre-payment balance was $7.3 million was recorded as part of “Other current assets” in the 2012 Consolidated Balance Sheet.

Other Current Liabilities

	As of
	December 30, 2012	January 1, 2012
	(In thousands)
Employee deferred compensation plan (see Note 16)	$36,244	$32,485
Restructuring accrual (see Note 10)	5,113	4,061
Capital lease–current portion	4,849	2,257
Equipment loan–current portion (see Note 14)	2,725	2,725
Advances received from sale of ARS (see Note 5)	3,140	—
Other current liabilities	46,218	21,402

Total other current liabilities	$98,289	$62,930

Deferred Income Taxes and Other Tax Liabilities

	As of
	December 30, 2012	January 1, 2012
	(In thousands)
Deferred income taxes	$—	$165
Non-current tax liabilities	40,928	38,445

Total deferred income taxes and other tax liabilities	$40,928	$38,610

Other Long-Term Liabilities

	As of
	December 30, 2012	January 1, 2012
	(In thousands)
Equipment loan–long term portion (see Note 14)	$8,756	$12,982
Capital lease–long term portion	12,779	11,413
Advances received from the sale of ARS (see Note 5)	—	16,390
Other long term liabilities	11,557	6,393

	$33,092	$47,178

NOTE 10. RESTRUCTURING

We recorded restructuring charges of $4.3 million, $6.3 million and $3.0 million during fiscal 2012, 2011 and 2010, respectively. The determination of when we accrue for severance and benefits costs depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement. As of December 30, 2012 and January 1, 2012, outstanding restructuring liability amounted to approximately $5.1 million and $4.1 million, respectively.

The following table summarizes the restructuring charges recorded in the Consolidated Statements of Operations:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Fiscal 2011/12 Restructuring Plan	$3,696	$5,043	$—
Fiscal 2010 Restructuring Plan	300	1,524	2,243
Fiscal 2008/9 Restructuring Plan	—	(424)	995
Fiscal 2007 Restructuring Plan	262	193	(263)

Total restructuring charges	$4,258	$6,336	$2,975

Fiscal 2011/12 Restructuring Plan

In fiscal 2011, we initiated a restructuring plan which allows us to continue to allocate and align our resources to the business units that we expect will drive future development and revenue growth (“Fiscal 2011/12 Restructuring Plan”). Restructuring activities related to personnel costs, which are primarily in the U.S., are summarized as follows:

(In thousands)
Initial provision	$5,043
Cash payments	(2,925)
Non-cash charges	(163)

Balance as of January 1, 2012	1,955
Provision	3,696
Cash payments	(1,145)

Balance as of December 30, 2012	$4,506

Restructuring liability under the Fiscal 2011/12 Restructuring Plan related primarily to personnel costs which are expected to be paid out within the next twelve months.

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

To date, we recorded total restructuring charges of $4.1 million under the Fiscal 2010 Restructuring Plan, which was all related to personnel costs. As of December 30, 2012, the outstanding restructuring liability under the Fiscal 2010 Restructuring Plan was $0.3 million and was primarily related to severance and benefits of our employees. We expect to substantially complete the activities and fully pay out the remaining restructuring liability under this program within the next twelve months.

The restructuring activities related to personnel costs are summarized as follows:

(In thousands)
Initial provision	$2,243
Cash payments	(37)

Balance as of January 2, 2011	2,206
Provision	1,524
Cash payments	(1,845)

Balance as of January 1, 2012	$1,885
Provision	300
Cash payments	(1,787)
Non-cash charges	(11)

Balance as of December 30, 2012	$387

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

NOTE 11. FOREIGN CURRENCY DERIVATIVES

We operate and sell products in various global markets and purchase capital equipment using the U.S. dollar and foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. We may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of our subsidiaries and forecasted revenues and expenses. We do not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of December 30, 2012. We estimate the fair value of our forward contracts based on spot and forward rates from published sources.

We record hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Interest and other income, net” in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. There were no outstanding forward contract hedges as of December 30, 2012 and January 1, 2012.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were as follows:

	As of
	December 30, 2012	January 1, 2012
	(In thousands)
Accumulated net unrealized losses on available-for-sale investments	$(61)	$(1,551)
Other	(383)	(389)

Total accumulated other comprehensive loss	$(444)	$(1,940)

NOTE 13. INTEREST AND OTHER INCOME, NET

The following table summarizes the components of “Interest and other income, net,” recorded in the Consolidated Statements of Operations:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Interest income	$694	$1,466	$2,515
Interest expense	(3,824)	(115)	(19)
Changes in fair value of investments under the deferred compensation plan	3,158	(862)	2,653
Impairment of investments	(3,200)	(800)	—
Foreign currency exchange gains (losses), net	(1,460)	1,124	(2,452)
Gain on sale of equity investments	1,601	—	3,628
Others	286	1,046	(23)

Total interest and other income, net	$(2,745)	$1,859	$6,302

NOTE 14. DEBT AND EQUITY TRANSACTIONS

Mortgage Note

As part of our acquisition of Ramtron, we acquired a loan facility with a lender. We have a promissory note with the original principal amount of $4.2 million, with a maturity date of January 1, 2016, bearing interest at 6.17%. We are obligated to make monthly principal and interest payments of $30,500 until January 2016, with a balloon payment of $2.8 million in January 2016. This loan is secured and collaterized with real estate located at Colorado Springs, Colorado. The outstanding balance at the end of fiscal 2012 is $3.3 million. In February 2013, we notified the lender of our intent to pay the remaining total outstanding amount on June 1, 2013.

Senior Secured Revolving Credit Facility

On June 26, 2012, we entered into a five-year senior secured revolving credit facility (“Credit Facility”) with a group of lenders led by Morgan Stanley Senior Funding, Inc. The Credit Facility enables us to borrow up to $430 million on a revolving basis. Borrowing terms vary based on the type of borrowing with all outstanding balances being due at the credit facility termination date, or June 25, 2017. Outstanding amounts may be repaid prior to maturity without penalty and are mandatory for certain asset sales and casualty events. The current outstanding borrowings bear interest at LIBOR plus 2.25% on the drawn amount. There is a commitment fee payable of 0.375% per annum on any undrawn amounts. The Credit Facility contains customary affirmative, negative and financial covenants for similarly rated companies. The financial covenants include the following conditions: 1) maximum senior secured leverage ratio of 2.00 to 1.00, 2) maximum total leverage ratio of 3.50 to 1.00 through June 30, 2013 and 3.00 to 1.00 thereafter, 3) minimum fixed charge coverage ratio of 1.20 to 1.00, and 4) minimum liquidity of at least $150 million. Borrowings are secured by substantially all assets of the company. At December 30, 2012, our outstanding borrowings of $232 million were recorded as part of long-term liabilities and are presented as “Loan payable” in the Consolidated Balance Sheet. As of December 30, 2012, we were in compliance with all of the financial covenants under the Credit Facility.

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

Equipment Loans

In December 2011, we obtained equipment loans from a certain financial institution for an aggregate amount of approximately $14.1 million. These loans are collateralized by certain of our manufacturing equipment and bear interest of 3.15% to 3.18% per annum and are payable in 60 equal installments with the first installments due in January 2012. The related master loan agreement includes a variety of standard covenants including restrictions on merger with another company without consent (which shall not be unreasonably withheld), liquidation or dissolution, and distribution, lease or transfer of our ownership interest in these properties or assets. Of the $11.5 million outstanding balance as of December 30, 2012, approximately $2.7 million was recorded as part of “Other current liabilities” and $8.8 million was recorded as part of “Other long-term liabilities” in the 2012 Consolidated Balance Sheet. At December 30, 2012, the fair value of the equipment loans approximated the carrying value. The fair value was estimated using discounted cash flow analysis using relevant factors that might affect the fair value, such as present value factors and risk-free interest rates based on the U.S. Treasury yield curve.

The schedule of principal payments under our equipment loans is as follows:

Fiscal Year	(In thousands)
2013	$2,737
2014	2,825
2015	2,915
2016	3,009

Total	$11,486

Stock Buyback Programs:

$400 Million Program Authorized in Fiscal 2011

On September 20, 2011, our Board authorized a new $400.0 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our board of directors. From September 2011 through the end of fiscal 2012, we used approximately $311.6 million from this program to repurchase approximately

23.1 million shares at an average share price of $13.49. As of December 30, 2012, $88.4 million remained available for future stock repurchases

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

The following table summarizes the activity of our settled yield enhanced structured agreements during fiscal 2012, 2011 and 2010:

Periods	Aggregate Price Paid	Total Cash Proceeds Received Upon Maturity	Yield Realized	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
	(In thousands, except per-share amounts)
Fiscal 2012:
Settled through cash proceeds	$14,498	$14,931	$433	—	$—
Settled through issuance of common stock	—	—	—	—	—

Total for fiscal 2012	$14,498	$14,931	$433	—	$—

Fiscal 2011:
Settled through cash proceeds (1)	$137,798	$143,798	$6,000	—	$—
Settled through issuance of common stock (2)	180,636	—	—	9,500	$19.01

Total for fiscal 2011	$318,434	$143,798	$6,000	9,500	$19.01

Fiscal 2010:
Settled through cash proceeds	$207,882	$217,489	$9,607	—	$—
Settled through issuance of common stock	114,917	—	—	10,000	$11.49

Total for fiscal 2010	$322,799	$217,489	$9,607	10,000	$11.49

(1)	This includes a YEP agreement entered into in fiscal 2010 for an aggregate price of approximately $43.9 million which remained unsettled as of the end of fiscal 2010. Such agreement was subsequently settled in the first quarter of fiscal 2011 for approximately $47.0 million.
(2)	Included as part of the $600 million stock buyback program authorized in fiscal 2010.

Dividends

During fiscal 2012, we paid total cash dividends of $63.2 million, consisting of dividends of $0.09 per share of common stock paid in the first quarter of the fiscal year and dividends of $0.11 per share of common stock paid in the second, third and fourth quarters of the fiscal year. On November 12, 2012 our Board declared a cash dividend of $0.11 per share payable to holders of record of our common stock at the close of business day on December 27, 2012. This cash dividend was paid on January 17, 2013 and totaled approximately $15.8 million.

We initiated our first ever dividend program in the second quarter of fiscal 2011 and our Board declared cash dividends of $0.09 per share payable in the third and fourth quarters of fiscal 2011. Total cash dividends paid in fiscal 2011 were approximately $29.0 million.

No cash dividends were declared or paid in fiscal 2010.

NOTE 15.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted-average common shares outstanding. Diluted net income per share is computed using the weighted-average common shares outstanding and any dilutive potential common shares. Diluted net loss per common share is computed using the weighted-average common shares outstanding and excludes all dilutive potential common shares when we are in a net loss position their inclusion would be anti-dilutive. Our dilutive securities primarily include stock options, restricted stock units and restricted stock awards.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands, except per-share amounts)
Net Income (Loss) per Share—Basic:
Net income (loss) attributable to Cypress for basic computation	$(22,370)	$167,839	$75,742

Weighted-average common shares for basic computation	149,266	164,495	161,114

Net income (loss) per share—basic	$(0.15)	$1.02	$0.47

Net Income (Loss) per Share—Diluted:
Net income (loss) attributable to Cypress for diluted computation	$(22,370)	$167,839	$75,742

Weighted-average common shares for basic computation	149,266	164,495	161,114
Effect of dilutive securities:
Stock options, restricted stock units, restricted stock awards and other	—	22,400	30,263

Weighted-average common shares for diluted computation	149,266	186,895	191,377

Net income (loss) per share—diluted	$(0.15)	$0.90	$0.40

Anti-Dilutive Securities:

The following securities were excluded from the computation of diluted net income (loss) per share as their impact was anti-dilutive:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Stock options, restricted stock units and restricted stock awards	14,440	1,814	1,421

NOTE 16.  EMPLOYEE BENEFIT PLANS

Key Employee Bonus Plan (“KEBP”)

We have a key employee bonus plan, which provides for incentive payments to certain key employees including all executive officers except the Chief Executive Officer. Payments under the plan are determined based upon certain performance measures, including actual PBT% or our actual earnings per share, depending on the year, compared to a target as well as achievement of strategic, operational and financial goals established for each key employee. We recorded total charges of $0.2 million under the plan in fiscal 2012, $9.5 million in fiscal 2011 and $12.8 million in fiscal 2010.

Performance Profit Sharing Plan (“PPSP”)

We have a performance profit sharing plan, which provides incentive payments to all our employees. Payments under the plan are determined based upon our earnings per share and the employees’ percentage of success in achieving certain performance goals. We recorded total charges of $0.3 million under the plan in fiscal 2012, $3.7 million in fiscal 2011 and $5.0 million in fiscal 2010.

Performance Bonus Plan

We have a performance bonus plan which provides for incentive payments to executive officers and key employees who are recommended by our senior management and approved solely at the discretion of the Committee of the Board. Payments under the plan are determined based upon the attainment and certification of certain objective performance criteria established by the Committee. The sole participant in the performance bonus plan for fiscal 2012, 2011 and 2010 was our Chief Executive Officer. Under the plan, we recorded total charges of $0.8 million and $1.1 million in fiscal 2011 and 2010, respectively. In fiscal 2012, the total charges were immaterial.

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

Under the deferred compensation plan the assets are recorded at fair value in each reporting period with the offset being recorded in “Other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of December 30, 2012 and January 1, 2012, the fair value of the assets was $37.1 million and $33.0 million, respectively, and the fair value of the liabilities was $36.2 million and $32.5 million, respectively.

All expense and income recorded under the deferred compensation plan were included in the following line items in the Consolidated Statements of Operations:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income, net	$3,157	$(862)	$2,653
Changes in fair value of liabilities recorded in:
Cost of revenues	(372)	111	(370)
Research and development expenses	(568)	114	(959)
Selling, general and administrative expenses	(1,710)	460	(1,726)

Total income (expense), net	$507	$(177)	$(402)

401(k) Plan

We sponsor a 401(k) plan which provides participating employees with an opportunity to accumulate funds for retirement. We do not make contributions to the 401(k) plan.

Pension Plans

We sponsor defined benefit pension plans covering employees in certain of our international locations. We do not have defined-benefit pension plans for our United States-based employees. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of each country’s plan. The funding policy is consistent with the local requirements of each country.

As of December 30, 2012 and January 1, 2012, projected benefit obligations totaled $8.0 million and $5.6 million, respectively, and the fair value of plan assets was $3.3 million and $2.8 million, respectively.

NOTE 17.  INCOME TAXES

The geographic distribution of income (loss) before income taxes and the components of income tax benefit (provision) are summarized below:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
United States loss	$(127,532)	$(3,546)	$(86,630)
Foreign income	105,872	159,124	180,796

Income (loss) before income taxes	(21,660)	155,578	94,166

Income tax benefit (provision):
Current tax benefit (expense):
Federal	1,106	15,641	(6,621)
State	65	336	30
Foreign	(5,353)	(4,111)	(5,245)

Total current tax benefit (expense)	(4,182)	11,866	(11,836)

Deferred tax benefit (expense):
Foreign	1,858	(487)	(7,454)

Total deferred tax benefit (expense)	1,858	(487)	(7,454)

Income tax benefit (provision)	$(2,324)	$11,379	$(19,290)

Income tax benefit (provision) differs from the amounts obtained by applying the statutory United States federal income tax rate to income (loss) before taxes as shown below:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Benefit (provision) at U.S. statutory rate of 35%	$7,581	$(54,452)	$(32,958)
Foreign income at other than U.S. rates	26,364	43,647	43,408
Future benefits not recognized	(38,190)	(34,124)	(30,167)
Recognition of prior-year benefits	—	29,186	—
Reversal of previously accrued taxes	3,985	22,395	1,050
Effect of stock-based compensation	—	3,907	—
Tax planning for acquisitions	(1,982)	—	—
Refundable tax credits	(268)	1,049	437
State income taxes, net of federal benefit	65	336	30
Other, net	121	(565)	(1,090)

Income tax benefit (provision)	$(2,324)	$11,379	$(19,290)

The components of deferred tax assets and liabilities were as follows:

	As of
	December 30, 2012	January 1, 2012
	(In thousands)
Deferred tax assets:
Credits and net operating loss carryovers	$195,638	$234,968
Reserves and accruals	71,775	55,600
Excess of book over tax depreciation	34,737	32,073
Deferred income	7,782	6,880

Total deferred tax assets	309,932	329,521
Less valuation allowance	(307,199)	(327,503)

Deferred tax assets, net	2,733	2,018

Deferred tax liabilities:
Intangible assets arising from acquisitions	(1,072)	(2,018)

Total deferred tax liabilities	(1,072)	(2,018)

Net deferred tax assets	$1,661	$—

The deferred tax assets and valuation allowance as at December 30, 2012, includes an adjustment of approximately $18.9 million related to prior periods. This adjustment has no impact on the reported net deferred tax assets or liabilities. Additionally, the income tax expense for the fiscal year ended December 30, 2012, includes a benefit of approximately $1.2 million to correct an understatement of a prior year deferred tax asset. Management believes that the impact of these errors is not material to any prior years’ financial statements and the impact of correcting these errors in the current year is not material to the full year fiscal 2012 financial statements.

As of December 30, 2012, of the total deferred tax assets of $309.9 million, a valuation allowance of $307.2 million has been recorded for the portion which is not more likely than not to be realized. As of January 1, 2012, of the total deferred tax assets of $329.5 million, a valuation allowance of $327.5 million has been recorded for the portion which is not more likely than not to be realized. Our determination of the need for a valuation allowance each year is based on a jurisdictional assessment.

At December 30, 2012, we had U.S. federal net operating loss carryovers of approximately $661.7 million, which, if not utilized, will expire from 2018 through 2032. Of the $661.7 million, $30.8 million relates to acquisitions and are subject to Section 382 limitation. When recognized, the tax benefit related to $658.9 million of these net operating losses will be accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision. We had state net operating loss carryovers of approximately $317.1 million which, if not utilized, will expire from 2013 through 2023. A portion of these net operating loss carryovers relate to prior acquisitions and are subject to certain limitations. We had U.S. federal tax credit carryforwards of approximately $117.8 million, which, if not utilized, will expire from 2019 through 2032, and state tax credit carryforwards of approximately $92.5 million, which currently do not have any expiration date. In addition, utilization of the net operating losses and tax credit carryovers may be limited if certain ownership changes occur subsequent to December 30, 2012.

We received tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. Historically, we have evaluated the deferred tax assets relating to these stock option deductions along with our other deferred tax assets and concluded that a valuation allowance is required for that portion of the total deferred tax assets that cannot be considered more likely than not to be realized in future periods. To the extent that the deferred tax assets with a valuation allowance become realizable in future periods, we will have the ability, subject to carryforward limitations, to benefit from these amounts. When realized, the tax benefit of tax deductions related to stock options are accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision.

United States income taxes and foreign withholding taxes have not been provided on a cumulative total of $246.3 million and $207.5 million of undistributed earnings for certain non-United States subsidiaries as of December 30, 2012 and January 1, 2012, respectively, because such earnings are intended to be indefinitely reinvested in the operations and potential acquisitions of our international operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Our global operations involve manufacturing, research and development, and selling activities. Our operations outside the U.S. are in certain countries that impose a statutory tax rate both higher and lower than the U.S. We are subject to tax holidays in the Philippines where we manufacture and design certain of our products. These tax holidays are scheduled to expire at varying times within the next three years. Our tax benefit of these tax holidays for the year ended December 30, 2012 was $0.2 million which had an insignificant impact on earnings per share. Overall, we expect our foreign earnings to be taxed at rates lower than the statutory tax rate in the U.S.

Unrecognized Tax Benefits

The following table is a reconciliation of unrecognized tax benefits:

(In thousands)
Unrecognized tax benefits, as of January 3, 2010	$39,314
Increase based on tax positions related to current year	5,311
Increase based on tax positions related to prior years	3,059
Decrease related to lapsing of statutes of limitations	(861)

Unrecognized tax benefits, as of January 2, 2011	$46,823
Decrease related to settlements with taxing authorities	(14,830)
Increase based on tax positions related to current year	6,794
Decrease based on tax positions related to prior years	(1,238)
Decrease related to lapsing of statutes of limitations	(7,732)

Unrecognized tax benefits, as of January 1, 2012	$29,817
Decrease related to settlements with taxing authorities	(1,807)
Increase based on tax positions related to current year	5,392
Increase based on tax positions related to prior year	1,004
Decrease related to lapsing of statute of limitation	(2,940)

Unrecognized tax benefits, as of December 30, 2012	$31,466

As of December 30, 2012, January 1, 2012 and January 2, 2011, the amounts of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $28.2 million, $27.5 million and $43.6 million, respectively.

Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and
•	expiration of statute of limitations on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We believe it is possible that we may recognize approximately $14.0 million to $16.0 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Classification of Interest and Penalties

Our policy is to classify interest expense and penalties, if any, as components of income tax provision in the Consolidated Statements of Operations. As of December 30, 2012, January 1, 2012 and January 2, 2011, the amount of accrued interest and penalties totaled $11.6 million, $9.8 million and $10.1 million, respectively. We recorded interest and penalties of approximately $1.8 million, $(0.3) million and $3.7 million during fiscal 2012, 2011 and 2010, respectively.

Tax Examinations

The following table summarizes our major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of December 30, 2012:

Tax Jurisdictions	Tax Years
United States	2009 and onward
Philippines	2008 and onward
India	2007 and onward
California	2007 and onward

Non-U.S. tax authorities have completed their income tax examinations of our subsidiary in India for fiscal years 2002-2006 and our subsidiary in the Philippines for 2008 and 2009. The proposed adjustments in India have been appealed, and we believe the ultimate outcome of these appeals will not result in a material adjustment to our tax liability. The Philippines examinations for 2008 and 2009 resulted in no material adjustments to our tax liabilities. Income tax examinations of our Philippine subsidiary for the 2010 fiscal year and our India subsidiary for the 2007-2008 fiscal years are in progress. We believe the ultimate outcome of these examinations will not result in a material adjustment to our tax liability.

NOTE 18.  COMMITMENTS AND CONTINGENCIES

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

The following table presents our warranty reserve activities:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Beginning balance	$3,085	$3,347	$3,151
Provisions	1,179	2,000	5,541
Settlements made	(904)	(2,262)	(5,345)

Ending balance	$3,360	$3,085	$3,347

Patent License Agreement

On April 30, 2012, we entered into a strategic Patent License Agreement (“PLA”) with IV Global Licensing LLC (“IV”) under which we and our majority-owned subsidiaries received a license to IV’s substantial patent portfolio. This transaction allowed us and IV to continue to develop our strategic relationship regarding patent monetization and litigation defense. Under the terms of the PLA, we have agreed to pay a license fee of approximately $14 million and to purchase certain litigation defense services from IV in the future. In addition, in a related agreement, IV is expected to make certain patent purchases from us in the near term. The exact terms and conditions of the PLA are subject to confidentiality provisions, and are the subject of an application for confidential treatment to be filed with the SEC.

One of the benefits that we received from the PLA was the avoidance of future litigation expenses as well as future customer disruption and based upon our analysis, using a relief from royalty method, we determined that a portion of the license fee that we will pay IV represents the cumulative cost relating to prior years. As such, we recorded approximately, $7.1 million which has been recorded as a charge to cost of revenues in the first quarter of fiscal 2012. We originally capitalized approximately $6.9 million in the Consolidated Balance Sheet and are amortizing over the purchased life of the patent portfolio. Approximately $0.6 million was amortized as of December 30, 2012. The remaining capitalized balance of the PLA is approximately $0.8 million in current assets, and $5.5 million in long-term assets in the Consolidated Balance Sheet as of December 30, 2012. We paid the entire $14.0 million liability in fiscal 2012.

Capital Lease

On July 19, 2011, we entered into a capital lease agreement which allows us to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. We have the option of purchasing the tools from the lessor at specified intervals during the lease term. The master lease contains standard covenants requiring us to insure and maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. In addition, the master lease agreement contains provisions in the event of default. Assets purchased under the capital lease are included in “Property, plant and equipment, net” as manufacturing equipment and the amortization is included in depreciation. As of December 30, 2012, the gross value and net book value of manufacturing equipment purchased under capital lease was approximately $20.5 million and $18.0 million, respectively. As of December 30, 2012, the total minimum lease payments under our capital leases amounted to approximately $15.0 million.

Future minimum payments, by year and in the aggregate, under the capitalized lease consist of the following:

Fiscal Year	(In thousands)
2013	$2,936
2014	2,936
2015	2,937
2016	6,581
2017	600
Total minimum lease payments	15,990
Less: amount representing interest	955

Present value of net minimum lease payments	$15,035

Charitable Donation of Building

In fiscal 2011, we sold a building to a charitable organization for $4.0 million in exchange for a promissory note. The promissory note will be paid over the next four years in $1.0 million annual payments and is reflected in our fiscal 2012 Consolidated Balance Sheet as “Other current assets” and “Other long-term assets”. In addition, we made a $4.0 million unconditional pledge to the same charitable organization to be paid in four

$1.0 million installments over the next four years. This amount is reflected in “Other current liabilities” and “Other non-current liabilities” in our fiscal 2012 Consolidated Balance Sheet.

Operating Lease Commitments

We lease certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2018. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values.

As of December 30, 2012, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2013	$5,762
2014	5,236
2015	4,492
2016	3,431
2017	2,921
2018 and Thereafter	739

Total	$22,581

Rental expenses totaled approximately $7.7 million, $7.0 million and $7.2 million in fiscal 2012, 2011 and 2010, respectively.

Litigation and Asserted Claims

In July 2011, the International Trade Commission (“ITC”) instituted a formal action to enjoin the importation of GSI Technology, Inc. (“GSI”) products that we believe infringe four of our U.S. patents. The Cypress patents at issue are asserted against GSI’s static random access memory (“SRAM”) technology, including GSI’s Sigma DDR, SigmaQuad II and SigmaQuad III families of memory products, GSI’s standard synchronous and ZBT SRAMs, as well as a proprietary product made for GSI’s largest customer. On October 25, 2012, Chief Administrative Law Judge Charles Bullock issued his initial determination, finding no violation of the Tariff Act by GSI. We immediately sought full review of the initial determination by the ITC Commission, and on December 21, 2012, the Commission remanded the case back to Judge Bullock for rulings on validity and enforceability. On February 25, 2013, Judge Bullock issued his ruling, finding all four Cypress patents valid and enforceable. The Commission will review Judge Bullock’s rulings in their entirety. The Commission’s review is scheduled to be complete by June 25, 2013. We believe strongly in the merits of our ITC action, and intend to take the steps necessary to protect our intellectual property. Our five-patent infringement case against GSI in the United States District Court for the District of Minnesota remains stayed pending a final determination in the ITC matter. We are seeking damages as well as injunctive relief in the Minnesota action.

In July 2011, GSI filed requests for re-examination of two of our asserted patents (U.S. Patent Nos. 7,142,477 and 6,534,805) with the U.S. Patent and Trademark Office (“PTO”). The PTO has completed its re-examination of U.S. Patent No. 7,142,477 and confirmed its validity, and allowed 64 new claims added during the re-examination. The re-examination of U.S. Patent No. 6,534,805 remains pending with respect to 6 of the 10 original claims; however, the PTO has confirmed the validity of three of the original claims and allowed 51 new claims added during the re-examination. The last remaining original claim was not subject to the re-examination. In July 2011, GSI also filed a civil antitrust complaint with the United States District Court for the Northern District of California, accusing the QDR Consortium, of which we are a member, of certain anti-competitive activity. We are currently engaged in the early stages of discovery in this case. Aside from injunctive relief, GSI has made no specific monetary demand in the antitrust matter. Accordingly, the possible range of monetary loss in the matter, if any, to be demanded in the future is unknown at this time. We believe we have meritorious defenses to the allegations set forth in the GSI civil antitrust complaint and we will vigorously defend ourselves in that matter.

In February 2012, Cypress was named as a defendant in a four-patent infringement case filed by the bankruptcy trustee of the assets of Qimonda AG (“Qimonda”), a non-operating entity, in the United States District Court for the Eastern District of Virginia. The case was transferred to the Northern District of California, and subsequently dismissed without prejudice on December 19, 2012. While Qimonda does have the right to refile its complaint, it has not done so as of the date of this report. We feel strongly about our non-infringement and invalidity defenses, especially in this case. In the event Qimonda refiles its complaint, we intend to take immediate steps to bring the case to an early resolution in our favor. Because we believe we have such meritorious non-infringement and invalidity defenses in this case, we will defend ourselves vigorously. Qimonda is seeking injunctive relief as well as unspecified monetary damages. Because the case is at a very early stage and no specific monetary demand has been made, it is not possible for us to estimate the potential loss or range of potential losses.

As a result of our acquisition of Ramtron, we have assumed control of certain ongoing litigation involving Ramtron, including certain shareholder litigation related to the Ramtron acquisition. On October 15, 2012, Paul Dent (“Plaintiff Dent”), a stockholder of Ramtron, filed a complaint in the Court of Chancery in the State of Delaware, as a class action on behalf of himself and other similarly situated Ramtron stockholders. Plaintiff Dent alleges that Ramtron and certain of its directors and officers breached their fiduciary duties in connection with the merger agreement pursuant to which we agreed to acquire all of the outstanding shares of Ramtron for $3.10 a share in cash. Specifically, the complaint alleges that Ramtron and certain of its directors and officers failed to engage in a competitive process and disclose fully all material information relating to the Board’s recommendation to Ramtron’s stockholders to tender shares to Cypress. On October 22, 2012, Plaintiff Dent added us and Cypress’s wholly-owned subsidiary Rain Acquisition Corporation as defendants to the case and petitioned the court for expedited proceedings and a preliminary injunction. On November 19, 2012, the Delaware Chancery Court ruled in our favor, denying plaintiff’s request for injunctive relief and finding there was no material information withheld from the shareholders of Ramtron. The case was effectively dismissed following the ruling. However, on January 11, 2013, Plaintiff Dent filed an amended complaint on similar grounds, with allegations also directed towards Cypress for aiding and abetting Ramtron’s directors and officers. The relief sought by the amended complaint includes an order declaring the action to be properly maintainable as a class action, an award of the fair value of the Ramtron shares plus interest, damages including rescissory damages plus interest, and an award of attorneys’ fees and costs. We believe strongly that this case is without merit and we intend to defend it vigorously and plan to promptly file a motion to dismiss. Because the case is at a very early stage and no specific monetary demand has been made, it is not possible for us to estimate the potential loss or range of potential losses.

On October 3, 2012, Allan P. Weber (“Plaintiff Weber”), a purported Ramtron stockholder, also filed a putative class action complaint against Ramtron, certain of its officers and directors, and Cypress and its wholly-owned subsidiary Rain Acquisition Corporation in Colorado state district court in El Paso County, Colorado. Plaintiff Webber alleges that the directors and officers of Ramtron breached their fiduciary duties in connection with the merger agreement, pursuant to which Cypress agreed to acquire all of the outstanding shares of Ramtron for $3.10 per share in cash. Specifically, the complaint alleges that the officer and directors of Ramtron violated their fiduciary duties by failing to take steps to maximize the value of Ramtron to its public stockholders and took steps to avoid competitive bidding, failed to properly value Ramtron, and ignored or did not protect against conflicts of interest. The complaint accuses Cypress of aiding and abetting the Ramtron directors and officers. The relief sought by Plaintiff Webber includes an order declaring the lawsuit as a class action and certifying Plaintiff Weber as class representative and his counsel as class counsel, an injunction to prevent the merger, an order rescinding the merger or awarding Plaintiff rescissory damages in the event the merger is consummated prior to entry of the court’s final judgment, damages, profits and any special benefits obtained by defendants as a result of the alleged wrongdoing, and an award of attorneys’ fees and costs. Plaintiff Webber has taken no action since the complaint was filed and we have petitioned the court to have the case dismissed. We believe this the lawsuit is without merit and intend to defend it vigorously. Because the case is at a very early stage and no specific monetary demand has been made, it is not possible for us to estimate the potential loss or range of potential losses.

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

It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments we have made under these agreements have not had a material effect on our business, financial condition or results of operations. We believe that if we were to incur a loss in any of these matters, such loss would not have a material effect on our business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of December 30, 2012, we had no reason to believe a loss exceeding amounts already recognized had been incurred.

NOTE 19.  SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

We design, develop, manufacture and market a broad range of programmable system solutions for various markets including consumer, computation, data communications, automotive and industrial. We evaluate our reportable business segments in accordance with the accounting guidance. We operate in the following four reportable business segments:

Business Segments	Description
PSD: Programmable Systems Division	A division focusing primarily on our PSoC® and PSoC-based products. This business segment focuses on (1) the PSoC platform family of devices including PSoC 1, PSoC 3 and PSoC 5 and all derivatives; (2) PSoC-based user interface products such as CapSense® touch-sensing and TrueTouch touchscreen products; (3) PSoC-based module solutions including Trackpad and Ovation™ Optical Navigation Sensors (ONS); (4) automotive products; and (5) certain legacy product lines.

MPD: Memory Products Division	A division that will continue to focus on our SRAM, FRAM and non-volatile business units and general-purpose programmable clocks.

DCD: Data Communications Division	A division realigned to focus solely on USB controllers, WirelessUSB™ and West Bridge® peripheral controllers for handsets, personal computers and tablets.

ETD: Emerging Technologies Division	Our “startup” division, which includes, AgigA Tech Inc. and Deca Technologies Inc., all majority-owned subsidiaries of Cypress. ETD also includes our foundry business and other development-stage activities.

The following tables set forth certain information relating to the reportable business segments:

Revenues:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Programmable Systems Division	$356,389	$482,895	$280,615
Memory Products Division	330,504	394,832	467,422
Data Communications Division	75,632	112,683	127,020
Emerging Technologies and Other	7,162	4,794	2,475

Total revenues	$769,687	$995,204	$877,532

Income (Loss) from Operations before Income Taxes:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Programmable Systems Division	$(2,867)	$91,640	$16,955
Memory Products Division	124,275	154,592	175,267
Data Communications Division	(4,371)	13,239	20,695
Emerging Technologies and Other	(23,375)	(19,883)	(17,756)
Unallocated items:
Stock-based compensation expense	(74,332)	(100,781)	(91,459)
Gain (loss) on divestitures and expenses	(3,351)	34,291	—
Patent license fee	(7,100)	—	—
Restructuring charges	(4,258)	(6,336)	(2,975)
Charitable donation of building	—	(4,125)	—
Amortization of intangibles and other acquisition-related costs	(19,337)	(2,892)	(3,028)
Impairment of assets and other	(3,758)	(2,782)	(4,927)
Other	(2,253)	(1,385)	1,394
Non-cash compensation	(933)	—	—

Income (loss) from operations before income taxes	$(21,660)	$155,578	$94,166

Depreciation:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Programmable Systems Division	$18,601	$23,497	$15,509
Memory Products Division	18,265	19,199	25,345
Data Communications Division	4,192	5,564	6,829
Emerging Technologies and Other	4,483	373	176

Total depreciation	$45,541	$48,633	$47,859

Geographical Information

The following table presents our total revenues by geographical locations:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
United States	$101,674	$122,956	$142,239
Europe	78,216	118,695	134,117
Asia:
China	334,113	427,794	345,416
South Korea	94,672	136,777	36,549
Japan	67,270	70,279	78,012
Rest of the world	93,742	118,703	141,199

Total revenues	$769,687	$995,204	$877,532

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	December 30, 2012	January 1, 2012
	(In thousands)
United States	$180,139	$187,438
Philippines	73,091	75,323
Other	21,197	22,218

Total property, plant and equipment, net	$274,427	$284,979

We track our assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, our chief operating decision maker does not review asset information on a segment basis.

Customer Information

Outstanding accounts receivable from three of our distributors, accounted for 12.2%, 11.9% and 10.2%, respectively, of our consolidated accounts receivable as of December 30, 2012. Outstanding accounts receivable from three of our distributors, accounted for 14.1%, 13.9% and 11.1%, respectively, of our consolidated accounts receivable as of January 1, 2012.

Revenue generated through three of our distributors, accounted for 13.5%, 12.4% and 10.1% respectively, of our consolidated revenue for fiscal 2012. One end customer, purchases our products from certain of our distributors. Shipments to this end customer accounted for 10.8% of our consolidated revenue for fiscal 2012.

Revenue generated through two of our distributors accounted for 12.8% and 11.2%, respectively, of our consolidated revenue for fiscal 2011. Shipments to one end customer accounted for 10.0% of our consolidated revenue for fiscal 2011.

Revenue through two of our distributors accounted for 15% and 10%, respectively, of our consolidated revenue for fiscal 2010. We had no end customers accounting for 10% or greater of our consolidated revenue for fiscal 2010.

NOTE 20.  SUBSEQUENT EVENTS

Subsequent to our fiscal year end, a privately-held company in which we held an investment in at a carrying value of $1.2 million, offered another round of financing which effectively diluted our initial investment. Based on this new round of financing, we determined that our investment was impaired and wrote off the entire $1.2 million investment amount. The impairment expense was recorded in “Other income / expense” on the Consolidated Statement of Operations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cypress Semiconductor Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries (the “Company”) at December 30, 2012 and January 1, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Ramtron International Corporation from its assessment of internal control over financial reporting as of December 30, 2012 because it was acquired by the Company in a business combination during the fourth quarter of fiscal 2012. We have also excluded Ramtron International Corporation from our audit of internal control over financial reporting. Ramtron International Corporation is a wholly-owned subsidiary of the Company whose total assets and net revenues represent less than 3% and less than 1%, respectively, of the related consolidated financial statement amounts as of, and for the year ended, December 30, 2012.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 28, 2013

UNAUDITED QUARTERLY FINANCIAL DATA

Fiscal 2012

	Three Months Ended
	December 30, 2012 (1)	September 30, 2012 (2)	July 1, 2012	April 1, 2012
	(In thousands, except per-share amounts)
Revenues	$180,283	$203,015	$201,300	$185,089
Gross margin	$84,194	$110,056	$106,769	$91,781
Net income (loss)	$(22,803)	$13,958	$4,632	$(19,771)
Adjust for net loss attributable to noncontrolling interest	584	374	345	311

Net income (loss) attributable to Cypress	$(22,219)	$14,332	$4,977	$(19,460)

Net income (loss) per share–basic	$(0.15)	$0.10	$0.03	$(0.13)

Net income (loss) per share–diluted	$(0.15)	$0.09	$0.03	$(0.13)

Fiscal 2011
	Three Months Ended
	January 1, 2012	October 2, 2011	July 3, 2011	April 3, 2011
	(In thousands, except per-share amounts)
Revenues	$242,373	$264,743	$254,978	$233,110
Gross margin	$129,852	$148,954	$139,020	$128,776
Net income	$31,382	$39,743	$40,642	$55,190
Adjust for net loss attributable to noncontrolling interest	279	238	181	184

Net income attributable to Cypress	$31,661	$39,981	$40,823	$55,374

Net income per share–basic	$0.21	$0.24	$0.24	$0.32

Net income per share–diluted	$0.18	$0.22	$0.21	$0.28

(1)	The results for the three months ended December 30, 2012 included approximately $15.3 of non-recurring costs incurred in connection with the acquisition of Ramtron, and a tax benefit of approximately $1.2 million that related to prior periods.
(2)	The results for the three months ended September 30, 2012 included approximately $1.5 million of inventory-related charges that related to prior periods

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

We assessed the effectiveness of our internal control over financial reporting as of December 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of December 30, 2012.

We excluded Ramtron International Corporation from our assessment of the effectiveness of our internal control over financial reporting as of December 30, 2012 because it was acquired by us in a business combination during the fourth quarter of 2012. Ramtron International Corporation, our wholly owned subsidiary, constituted less than 3% of total assets and less than 1% of net revenues of the related amounts reported in our consolidated financial statements for the year ended December 30, 2012

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 107 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 30, 2012 (2013 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our directors, officers and employees. We have made the code of ethics available, free of charge, on our website at www.cypress.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is incorporated by reference from the information set forth in the section titled “Executive Compensation” in our 2013 Proxy Statement and is incorporated herein by reference.

The information required by this item concerning compensation of directors is incorporated by reference from the information set forth in the section titled “Board Structure and Compensation” in our 2013 Proxy Statement and is incorporated herein by reference.

The information required by this item concerning our compensation committee is incorporated by reference from the information set forth in the sections titled “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee of the Board of Directors” in our in our 2013 Proxy Statement and is incorporated herein by reference.

Quarterly Executive Incentive Payments

There were no performance incentive payments earned by our executive officers in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”) for the fourth quarter and the annual portion of fiscal 2012.

Release of 2012 PARS

On December 27, 2012, the Committee approved the performance milestone achievements for fiscal 2012. In connection with the Committee’s determination of the achievement of fiscal 2012 PARS performance milestones, the following shares, prior to tax payments, were released to our Named Executive Officers:

Named Executive Officer	Target	Total Shares Released
T.J. Rodgers, President and Chief Executive Officer	576,831	168,022
Brad W. Buss, Executive Vice President, Finance and Administration and Chief Financial Officer	360,519	105,013
Paul Keswick, Executive Vice President, New Product Development	288,416	84,011
Christopher Seams, Executive Vice President, Sales and Marketing	288,416	84,011
Dana Nazarian, Division Executive Vice President	250,164	72,869

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners, directors and executive officers is incorporated by reference from the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our 2013 Proxy Statement.

The information required by this item regarding our equity compensation plans is incorporated by reference from Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item regarding transactions with certain persons is incorporated by reference from the information set forth in the section titled “Certain Relationships and Related Transactions” in our 2013 Proxy Statement.

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

3. Exhibits:

Exhibit Number	Exhibit Description	Incorporated by References
		Form	Filing Date/ Period End Date	Filed Herewith
2.1	Agreement and Plan of Reorganization dated as of January 16, 2001 by and among Cypress Semiconductor Corporation, Clock Acquisition Corporation, International Microcircuits, Inc. and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Kurt R. Jaggers, as Securityholder Agent.	10-Q	4/1/2001
2.2	Agreement and Plan of Reorganization dated as of January 26, 2001 by and among Cypress Semiconductor Corporation, Hilo Acquisition Corporation, HiB and Semiconductors, Inc., certain shareholder parties thereto, and U.S. Bank Trust, National Association, as Escrow Agent.	10-Q	4/1/2001
2.3	Stock Purchase Agreement dated as of May 29, 2001 by and among Cypress Semiconductor Corporation, ScanLogic Holding Company, ScanLogic Corporation, certain shareholder parties thereto, and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Israel Zilberman, as Securityholder Agent.	10-Q	7/1/2001
2.4	Agreement and Plan of Reorganization dated as of June 2, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust National Association, as Escrow Agent (with respect to Article VII only), and Kenneth P. Lawler, as Securityholder Agent (with respect to Articles I and VII only).	10-Q	9/30/2001
2.5	First Amendment to Agreement and Plan of Reorganization dated as of July 3, 2001 by and among Cypress Semiconductor Corporation, Lion Acquisition Corporation, Lara Networks, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Kenneth P. Lawler, as Securityholder Agent.	10-Q	9/30/2001
2.6	Agreement and Plan of Reorganization dated as of August 19, 2001 by and among Cypress Semiconductor Corporation, In-System Design, Inc., and with respect to Article VII, U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.	10-Q	9/30/2001
2.7	First Amendment to Agreement and Plan of Reorganization dated as of September 10, 2001 by and among Cypress Semiconductor Corporation, Idaho Acquisition Corporation, In-System Design, Inc., U.S. Bank Trust, N.A., as Escrow Agent, and Lynn Watson, as Securityholder Agent.	10-Q	9/30/2001
2.8	Agreement and Plan of Reorganization dated as of November 17, 2001 by and among Cypress Semiconductor Corporation, Steelers Acquisition Corporation, Silicon Packets, Inc., and with respect to Article VII only, U.S. Bank Trust, N.A., as Escrow Agent, and Robert C. Marshall, as Securityholder Agent.	10-K	12/30/2001

Exhibit Number	Exhibit Description	Incorporated by References
		Form	Filing Date/ Period End Date	Filed Herewith
2.9	Stock Purchase Agreement dated as of June 21, 2004 by and among Cypress Semiconductor Corporation, in the name and on behalf of Cypress Semiconductor (Belgium) BVBA in Formation, FillFactory NV, certain stockholders of FillFactory NV and with respect to Article VIII and Article X only, U.S. Bank, National Association, as Escrow Agent, and Luc De Mey and IT-Partners NV, as Stockholder Agents.	8-K	8/13/2004
2.10	Agreement and Plan of Reorganization dated as of June 30, 2004 by and among Cypress Semiconductor Corporation, SP Acquisition Corporation and SunPower Corporation.	10-K	1/2/2005
2.11	Agreement and Plan of Merger dated as of February 11, 2005 by and among Cypress Semiconductor Corporation, SMaL Camera Technologies, Inc., Summer Acquisition Corporation, and with respect to Articles VII and IX only, U.S. Bank, National Association, as Escrow Agent, and Allan Thygesen, as Securityholder Agent.	8-K	2/15/2005
2.12	Agreement and Plan of Merger dated November 7, 2005 by and between Cypress Semiconductor Corporation, CMS Acquisition Corporation and Cypress Microsystems, Inc.	8-K	12/8/2005
2.13	Agreement for the Purchase and Sale of Assets and Amendment No. 1 dated as of February 15, 2006 by and between Cypress Semiconductor Corporation and NetLogic Microsystems, Inc.	8-K	2/21/2006
2.14	Asset Purchase Agreement, dated February 27, 2007, by and between Sensata Technologies, Inc. and Cypress Semiconductor Corporation.	8-K	3/20/2007
2.15	Agreement for the Purchase and Sale of Assets, dated August 29, 2007, by and between NetLogic Microsystems, Inc. and Cypress Semiconductor Corporation.	8-K	9/5/2007
2.16	Agreement and Plan of Merger, dated as of August 1, 2008, by and among Cypress Semiconductor Corporation, Copper Acquisition Corporation and Simtek Corporation.	8-K	8/1/2008
3.1	Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation.	10-K	12/31/2000
3.2	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	8-K	3/31/2006
3.3	Certificate of Amendment to Amended and Restated Bylaws of Cypress Semiconductor Corporation	8-K	5/28/2009
3.4	Certificate of Amendment to Amended and Restated Bylaws of Cypress Semiconductor Corporation	8-K	5/18/2010
4.1	Subordinated Indenture dated as of January 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.	8-K	3/17/2000
4.2	Supplemental Trust Indenture dated as of June 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.	8-K	7/11/2000
4.3	Indenture dated as of June 3, 2003 between Cypress Semiconductor Corporation and U.S. Bank National Association, as Trustee.	S-3	6/30/2003
4.4	Indenture dated as of March 13, 2007 between Cypress Semiconductor Corporation and U.S. Bank National Association, as Trustee.	S-3	5/17/2007
4.5	Registration Rights Agreement—1.00% Convertible Senior Notes due September 15, 2009.	10-Q	7/1/2007
10.1	Form of Indemnification Agreement.	S-1	3/4/1987
10.2	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan I.	S-8	9/6/2002
10.3	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan II.	S-8	9/6/2002
10.4	Lease Agreement dated as of June 27, 2003 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	6/29/2003
10.5	Participation Agreement dated as of June 27, 2003 by and among Cypress Semiconductor Corporation, Wachovia Development Corporation and Wachovia Bank, National Association.	10-Q	6/29/2003
10.6	Call Spread Option Confirmation dated May 29, 2003 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.	10-Q	6/29/2003
10.7	Amended and Restated Call Spread Option Confirmation dated as of May 11, 2004 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.	10-Q	6/27/2004
10.8	SMaL Camera Technologies, Inc. 2000 Stock Option and Incentive Plan.	S-8	3/8/2005
10.9	First Amendment to Certain Operative Agreements dated March 28, 2005 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	4/3/2005
10.10	Cypress Semiconductor Corporation 2006 Key Employee Bonus Plan (KEBP) Summary.	10-K	1/1/2006
10.11	Cypress Semiconductor Corporation Performance Profit Sharing Plan (PPSP) Summary.	10-K	1/1/2006
10.12	Memorandum of Agreement between GNPower Ltd. Co. and Cypress Manufacturing Ltd.	10-Q	10/1/2006

Exhibit Number	Exhibit Description	Incorporated by References
		Form	Filing Date/ Period End Date	Filed Herewith
10.13	Letter of Agreement between Cypress Semiconductor Corporation and SunPower Corporation.	8-K	11/16/2006
10.14	Letter of Agreement between Cypress Semiconductor Corporation and PowerLight Corporation.	8-K	11/16/2006
10.15	Amended Letter of Agreement between Cypress Semiconductor Corporation and PowerLight Corporation.	8-K	1/5/2007
10.16	Guaranty dated December 12, 2006 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006
10.17	Guaranty dated February 1, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006
10.18	Guaranty dated March 19, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	4/1/2007
10.19	Guaranty dated May 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	7/1/2007
10.20	Guaranty dated June 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	7/1/2007
10.21	Guaranty dated December 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/30/2007
10.22	Guaranty, dated March 24, 2008, by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	3/30/2008
10.23	Form of Transaction Support Agreement by and among Cypress Semiconductor Corporation, Copper Acquisition Corporation and the individuals listed on the signatures pages thereto, dated as of August 1, 2008.	8-K	8/1/2008
10.24	Amendment No. 1 to Tax Sharing Agreement, dated as of August 12, 2008, by and between Cypress Semiconductor Corporation and SunPower Corporation.	8-K	8/11/2008
10.25	1999 Non-Statutory Stock Option Plan, as amended and restated.	S-8	10/24/2008
10.26	Employee Qualified Stock Purchase Plan, as amended and restated.	S-8	10/24/2008
10.27	International Microcircuits Inc. 2000 Nonstatutory Stock Option Plan.	S-8	10/24/2008
10.28	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated March 2, 2009	10-Q	3/29/2009
10.29	Amendment No. 1 to Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated March 1, 2010.	10-K	3/3/2010
10.30	1994 Stock Plan, as amended and Restated	8-K	6/2/2011
10.31	Amended and Restated Loan and Security Agreement.	10-Q	5/9/2012
10.32	2012 Incentive Award Plan, as amended and restated.	S-8	12/12/2012
21.1	Subsidiaries of Cypress Semiconductor Corporation.	10-K	2/28/2013	X
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	2/28/2013	X
24.1	Power of Attorney (reference is made to the signature page of this Annual Report on Form 10-K).	10-K	2/27/2013	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	2/28/2013	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	2/28/2013	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	2/28/2013	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	2/28/2013	X
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charges (Releases) to Expenses/Revenues	Deductions	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended December 30, 2012	$824	$571	$(626)	$769
Year ended January 1, 2012	$803	$24	$(3)	$824
Year ended January 2, 2011	$1,358	$60	$(615)	$803

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Dated: February 27, 2013	By:	/S/ BRAD W. BUSS
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

Signature	Title	Date

/S/ T. J. RODGERS T. J. Rodgers	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013

/S/ BRAD W. BUSS Brad W. Buss	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2013

/S/ W. STEVE ALBRECHT W. Steve Albrecht	Director	February 27, 2013

/S/ ERIC A. BENHAMOU Eric A. Benhamou	Director	February 27, 2013

/S/ LLOYD A. CARNEY Lloyd A. Carney	Director	February 27, 2013

/S/ JAMES R. LONG James R. Long	Director	February 27, 2013

/S/ J. DANIEL MCCRANIE J. Daniel McCranie	Director	February 27, 2013

/S/ J.D. SHERMAN J.D. Sherman	Director	February 27, 2013

/S/ WILBERT G.M. VAN DEN HOEK Wilbert G.M. Van Den Hoek	Director	February 27, 2013