Form 10-K/A
period 2012-12-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2013-03-04
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of February 15, 2013, 146,866,519 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be filed pursuant to Regulation 14A for the year ended December 30, 2012 are incorporated by reference in Items 10 - 14 of Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of Cypress Semiconductor Corporation that was filed with the Securities and Exchange Commission on February 28, 2013 (the “Form 10-K”) is to correct a typographical error in the Independent Registered Public Accounting Firm’s consent filed as Exhibit 23.1 to the Form 10-K. The consent incorrectly notes that it relates to the report on the consolidated financial statements of Cypress Semiconductor Corporation dated February 27, 2013, rather than February 28, 2013, which is the correct date of such report. Except as described above, no other amendments are being made to the Form 10-K. This Amendment does not modify or update in any way the disclosures contained in the Form 10-K.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.	Exhibits:

Exhibit Number	Exhibit Description	Incorporated by References
		Form	Filing Date/ Period End Date	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm.	10-K/A	3/1/2013	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K/A	3/1/2013	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K/A	3/1/2013	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K/A	3/1/2013	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K/A	3/1/2013	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Dated: March 1, 2013	By:	/S/ BRAD W. BUSS
Brad W. Buss Executive Vice President, Finance and Administration and Chief Financial Officer