Form 10-Q
period 2013-03-31
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2013-05-03
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The total number of outstanding shares of the registrant’s common stock as of April 28, 2013 was 147,038,552.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our manufacturing strategy, our financial results and whether or not they are indicative of future results, the expected timeline for the payment of liabilities under our 2011/2012 and 2013 Restructuring Plans, our expectation regarding dividends and stock repurchases, our expectations regarding the repayment of pre-payments to Grace Semiconductor, the number of stock options we expect to vest in the rest of fiscal year 2013, when we expect our Compensation Committee to approve the various Milestones under the Company’s PARS program, our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; our belief that GSI infringes certain of our patents and when we expect the ruling from the ITC, our foreign currency exposure and the impact exchange rates could have on our operating margins, the adequacy of our cash and working capital positions, the value and liquidity of our investments, including auction rate securities and our other debt investments, our ability and decision to recognize certain unrecognized tax benefits within the next twelve months as well as the resolution of agreements with various foreign tax authorities, our investment strategy, including our plan to purchase additional preferred stock in a certain battery storage company, our believe that we could become a majority investor in such battery storage company our belief that liquidity provided by existing cash, cash equivalents and investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding our outstanding warranty liability, the impact of interest rate fluctuations on our investments, the volatility of our stock price, the impact of new accounting standards on our financial statements, the amount of our future lease payments under non-cancelable operating leases, the amount of our future payments under our capitalized leases and our estimates regarding our future amortization expense for intangible assets. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets and consumers we serve and our investments; the current credit conditions; our ability to expand our customer base, our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; our ability to achieve liquidity in our investments the failure or success of our Emerging Technology division and/or the materialization of one or more of the risks set forth above or in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

ITEM 1.	FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 30, 2012
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$57,219	$63,203
Short-term investments	44,407	54,007
Accounts receivable, net	132,640	82,920
Inventories	109,188	127,596
Other current assets	43,045	41,082

Total current assets	386,499	368,808
Property, plant and equipment, net	263,127	274,427
Goodwill	64,194	64,194
Intangible assets, net	46,977	49,216
Other long-term assets	75,297	74,984

Total assets	$836,094	$831,629

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$51,439	$58,704
Accrued compensation and employee benefits	41,788	38,190
Deferred margin on sales to distributors	167,411	131,192
Dividends payable	16,138	15,847
Income taxes payable	5,291	6,526
Other current liabilities	99,141	98,289

Total current liabilities	381,208	348,748
Deferred income taxes and other tax liabilities	38,902	40,928
Long-term revolving credit facility	232,000	232,000
Other long-term liabilities	31,635	33,092

Total liabilities	683,745	654,768

Commitments and contingencies (Note 9)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 289,959 and 286,903 shares issued; 146,866 and 144,224 shares outstanding at March 31, 2013 and December 30, 2012, respectively	2,899	2,868
Additional paid-in-capital	2,619,946	2,612,579
Accumulated other comprehensive income (loss)	804	(444)
Accumulated deficit	(376,728)	(348,533)

Stockholders’ equity before treasury stock, total	2,246,921	2,266,470
Less: shares of common stock held in treasury, at cost; 143,093 and 142,679 shares at March 31, 2013 and December 30, 2012, respectively	(2,089,890)	(2,085,570)

Total Cypress stockholders’ equity	157,031	180,900
Noncontrolling interest	(4,682)	(4,039)

Total equity	152,349	176,861

Total liabilities and equity	$836,094	$831,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands, except per-share amounts)
Revenues	$172,728	$185,089
Costs and expenses:
Cost of revenues	93,682	93,308
Research and development	49,330	47,968
Selling, general and administrative	45,442	60,494
Amortization of acquisition-related intangible assets	2,009	731
Restructuring costs	11,440	228

Total costs and expenses, net	201,903	202,729

Operating loss	(29,175)	(17,640)
Interest and other income, net	483	334

Loss before income taxes and noncontrolling interest	(28,692)	(17,306)
Income tax provision	146	2,465

Loss, net of taxes	(28,838)	(19,771)
Adjust for net loss attributable to noncontrolling interest	643	311

Net loss attributable to Cypress	$(28,195)	$(19,460)

Net loss per share attributable to Cypress:
Basic	$(0.19)	$(0.13)
Diluted	$(0.19)	$(0.13)
Cash dividend declared per share	$0.11	$0.11
Shares used in net loss per share calculation:
Basic	145,689	154,022
Diluted	145,689	154,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Net loss	$(28,838)	$(19,771)

Available for sale investments
Change in net unrealized gains, net of tax benefit for the three months ended March 31, 2013 and April 1, 2012	1,264	194
Net gains reclassified into earnings, net of tax effects for the three months ended March 31, 2013 and April 1, 2012, respectively	(16)	8
Net change in cumulative translation adjustment and other, net of tax (expense) for the three months ended March 31, 2013 and April 1, 2012, respectively

Other comprehensive income	1,248	202

Comprehensive loss	(27,590)	(19,569)
Adjust for net loss attributable to noncontrolling interest	643	311

Comprehensive loss attributable to Cypress	$(26,947)	$(19,258)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(28,195)	$(19,771)
Adjustments to reconcile loss to net cash provided by operating activities:
Stock-based compensation expense	12,437	28,737
Depreciation and amortization	12,594	11,952
Deferred income taxes and other tax liabilities	(2,066)	1,818
Impairment of non-marketable equity investments	—	820
Restructuring costs	11,440	228
Loss on sale or retirement of property and equipment, net	262	628
Other	(551)	673
Changes in operating assets and liabilities:
Accounts receivable	(49,720)	1,424
Inventories	17,952	(2,269)
Other current and long-term assets	1,396	(4,493)
Accounts payable and other liabilities	(3,503)	19,686
Deferred margin on sales to distributors	36,219	(23,106)

Net cash provided by operating activities	8,265	16,327

Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	34,284	36,776
Purchases of available-for-sale investments	(23,717)	(18,078)
Acquisition of property, plant and equipment	(9,298)	(9,975)
Cash paid for equity investments	(861)	(7,203)
Net employee contributions to (distributions of) deferred compensation plan	(1,447)	(27)
Other	144	—

Net cash provided (used in) by investing activities	(895)	1,493

Cash flows from financing activities:
Repurchase of common shares	—	(78,272)
Line of credit proceeds, net of repayment	—	50,000
Withholding of common shares for tax obligations on vested restricted shares	(4,321)	(19,700)
Payment of dividends	(15,845)	(13,794)
Proceeds from issuance of common shares under employee stock plan	11,560	6,201
Net proceeds (repayments) from equipment leases and loans	(4,748)	(688)

Net cash used in financing activities	(13,354)	(56,253)

Net decrease in cash and cash equivalents	(5,984)	(38,433)
Cash and cash equivalents, beginning of period	63,203	99,717

Cash and cash equivalents, end of period	$57,219	$61,284

Supplemental disclosures:
Dividends payable	$16,138	$16,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. We end our quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2013 and fiscal 2012 had 52 weeks. The first quarter of fiscal 2013 ended on March 31, 2013 and the first quarter of fiscal 2012 ended on April 1, 2012.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal, recurring items, which are necessary to state fairly the financial information included therein. The financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain prior period balances have been reclassified to conform to the current year presentation.

The condensed consolidated results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to the guidance on Comprehensive Income, to improve the reporting of reclassifications out of accumulated other income. This guidance requires entities to provide information about the amounts reclassified out of accumulated other income by component. The authoritative guidance also requires an entity to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income only if the amount reclassified is required under U.S. GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For amounts not required to be reclassified under U.S. GAAP, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance in the first quarter of fiscal 2013 and our adoption did not have a significant impact on our condensed consolidated financial statements. See Note 11 for more information.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 2. BUSINESS COMBINATIONS

Ramtron International Corporation (“Ramtron”)

In November 2012, we completed the acquisition of Ramtron, a publicly traded fabless semiconductor company that designs, develops and markets specialized semiconductor memory and integrated semiconductor solutions that are used in several markets for a wide range of applications. We had previously owned 4% of Ramtron’s outstanding common stock and in November 2012, we completed a cash tender offer and purchased the remaining 96% of Ramtron’s outstanding common stock at a purchase price of $3.10 per share for a total cash payment of $100.9 million, equity consideration of $1.8 million and have incurred acquisition-related expenses of $15.3 million. This $15.3 million of acquisition related expenses includes legal, banker, severance expenses and costs related to the acceleration of terminated employee stock awards.

The fair value of the assets acquired and liabilities assumed were recorded in our consolidated balance sheet as of the acquisition date. The results of operations of Ramtron were included in our consolidated results of operations subsequent to the acquisition date. Ramtron is included in our Memory Products Division.

Purchase Price Allocation:

The total purchase price paid for the 100% equity interest has been allocated to the net identifiable assets based on the estimated fair value at the acquisition date. We engaged a third party to assist with the determination of the fair value of certain identifiable intangible assets. In determining the value of these assets, management made various estimates and assumptions. These assumptions include but are not limited to the net present value of future expected cash flow from the sale of products. The fair value of all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with the respective asset or liability. The excess of the purchase price over the net identifiable assets and liabilities has been recorded as goodwill.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying amount of goodwill at March 31, 2013 was $64.2 million, $32.4 million in the Memory Products Division (“MPD”) and $31.8 million in the Programmable System Division (“PSD”) and was unchanged from the balance at December 30, 2012. MPD and PSD are the only reportable business segments with goodwill.

Goodwill is not amortized, but is reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment. We regularly monitor current business conditions and other factors including, but not limited to (i) change in the industry and competitive environment; (ii) market capitalization; (iii) stock price; and (iv) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

In addition, on an ongoing basis we assess if there are any circumstances or changes in our previous estimated useful life or carrying value of other intangibles.

The following table presents details of our intangible assets:

	As of March 31, 2013			As of December 30, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$151,773	$(105,849)	$45,924	$151,773	$(103,840)	$47,933
Non-acquisition related intangible assets	10,048	(8,995)	1,053	10,048	(8,765)	1,283

Total intangible assets	$161,821	$(114,844)	$46,977	$161,821	$(112,605)	$49,216

As of March 31, 2013, the estimated future amortization expense of intangible assets was as follows:

(In thousands)
2013 (remaining nine months)	$10,928
2014	12,449
2015 and future	23,600

Total future amortization expense	$46,977

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4. RESTRUCTURING

For the three months ended March 31, 2013 and April 1, 2012, we recorded restructuring charges of $11.4 million and $0.2 million, respectively. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

Fiscal 2013 Restructuring Plan

During the first quarter of fiscal 2013, we implemented a restructuring plan to reduce operating expenses as part of our 2013 corporate priorities. The plan includes the termination of employees and the disposal of certain equipment located in our Bloomington, Minnesota facility. To date, we have recorded total restructuring charges of $11.0 million related to the Fiscal 2013 Restructuring Plan. Of the total restructuring charges, $6.7 million was related to property, plant and equipment, $3.8 million was related to personnel costs and $0.5 million was related to the amounts payable upon the termination of agreements with certain distributor representatives.

The restructuring activities related to personnel costs, which are primarily in the U.S., are summarized as follows:

(In thousands)
Balance as of December 30, 2012	$—
Provision	3,807
Cash payments	(495)

Balance as of March 31, 2013	$3,312

The restructuring liability of $3.3 million as of March 31, 2013 under the Fiscal 2013 Restructuring Plan is related primarily to personnel costs and is expected to be paid out within the next twelve months.

Fiscal 2011/12 Restructuring Plan

In fiscal 2011, we initiated a restructuring plan which allows us to continue to allocate and align our resources to the business units that we expect will drive future development and revenue growth (“Fiscal 2011/12 Restructuring Plan”). To date, we have recorded total restructuring charges of $8.7 million under the Fiscal 2011/12 Restructuring Plan, which was all related to personnel costs. The restructuring activities related to personnel costs, which are primarily in the U.S., are summarized as follows:

(In thousands)
Balance as of December 30, 2012	$4,506
Provision	350
Cash payments	(946)
Non-cash charges	(250)

Balance as of March 31, 2013	$3,660

The restructuring liability of $3.7 million as of March 31, 2013 under the Fiscal 2011/12 Restructuring Plan related primarily to personnel costs and is expected to be paid out within the next twelve months.

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

Assets Held For Sale:

Our Texas facility ceased operations in the fourth quarter of fiscal 2008. As our management has committed to a plan to sell the assets associated with the facility, we have classified the assets as held-for-sale. In fiscal 2012, due to the unfavorable economic and market conditions, management reassessed the fair value of the assets and recorded a write-down of $2.3 million to the estimated fair value of $4.6 million.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the first quarter of 2013, we incurred a $6.0 million charge to write down certain equipment to the current fair value of $2.3 million. Management determined the fair value based on third-party valuation.

The net book value of these assets are classified as held-for-sale and included in “Other current assets” in the Condensed Consolidated Balance Sheet (see Note 5).

NOTE 5. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	March 31, 2013	December 30, 2012
	(In thousands)
Accounts receivable, gross	$136,734	$87,050
Allowance for doubtful accounts receivable and sales returns	(4,094)	(4,130)

Total accounts receivable, net	$132,640	$82,920

Inventories

	As of
	March 31, 2013	December 30, 2012
	(In thousands)
Raw materials	$4,189	$4,307
Work-in-process	63,263	62,603
Finished goods	41,736	60,686

Total inventories	$109,188	$127,596

Other Current Assets

	As of
	March 31, 2013	December 30, 2012
	(In thousands)
Prepaid expenses	$24,386	$21,623
Assets held for sale	6,880	4,630
Prepayment to Grace-current portion	3,662	7,321
Other current assets	8,117	7,508

Total other current assets	$43,045	$41,082

Prepayment to Grace

In fiscal 2011, we made certain pre-payments to Grace Semiconductor Manufacturing Corporations (“Grace”), a strategic foundry partner, to secure a certain supply of wafers. The pre-payments made in fiscal 2011 were expected to be applied to purchases of wafers from Grace. As of March 31, 2013 and December 30, 2012, the unapplied pre-payment balances were approximately $3.7 million and $7.3 million, respectively, and were recorded as part of “Other current assets” in the Consolidated Balance Sheet. In the first quarter of fiscal 2013, Grace paid us $3.6 million of the unused prepayment. We expect to receive the remaining $3.7 million by the end of fiscal 2013.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Long-term Assets

	As of
	March 31, 2013	December 30, 2012
	(In thousands)
Employee deferred compensation plan	$38,090	$37,142
Investments:
Debt securities	4,535	5,504
Equity securities	9,019	7,054
Other assets	23,653	25,284

Total other long-term assets	$75,297	$74,984

Other Current Liabilities

	As of
	March 31, 2013	December 30, 2012
	(In thousands)
Employee deferred compensation plan	$37,890	$36,244
Restructuring accrual (see Note 4)	8,100	5,113
Capital lease-current portion (see Note 9)	2,389	4,849
Equipment loan-current portion (see Note 10)	2,725	2,725
Advances received from sale of ARS (see Note 6)	3,140	3,140
Customer advances	13,251	10,191
Other current liabilities	31,646	36,027

Total other current liabilities	$99,141	$98,289

Deferred Income Taxes and Other Tax Liabilities

	As of
	March 31, 2013	December 30, 2012
	(In thousands)
Deferred income taxes	$—	$—
Non-current tax liabilities	38,902	40,928

Total deferred income taxes and other tax liabilities	$38,902	$40,928

Other Long-term Liabilities

	As of
	March 31, 2013	December 30, 2012
	(In thousands)
Equipment loan–long-term portion (see Note 10)	8,079	8,756
Capital lease–long-term portion (see Note 9)	12,136	12,779
Other long-term liabilities	11,420	11,557

Total other long-term liabilities	$31,635	$33,092

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2013				As of December 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$15,526	$—	$—	$15,526	$24,187	$—	$—	$24,187
Commercial paper	15,000	—	—	15,000	—	—	—	—

Total cash equivalents	30,526	—	—	30,526	24,187	—	—	24,187

Short-term investments:
U.S. treasuries	—	—	—	—	10,032	—	—	10,032
Corporate notes/bonds	—	28,849	—	28,849	—	28,435	—	28,435
Federal agency	—	4,003	—	4,003	—	3,005	—	3,005
Commercial paper	—	9,089	—	9,089	—	11,694	—	11,694
Certificates of deposit	—	2,467	—	2,467	—	840	—	840
Assets held-for-sale	—	6,880	—	6,880	—	4,630	—	4,630

Total short-term investments	—	51,288	—	51,288	10,032	48,604	—	58,636

Long-term investments:
Auction rate securities	—	—	4,535	4,535	—	—	5,504	5,504
Marketable equity securities	2,158	—	—	2,158	1,054	—	—	1,054

Total long-term investments	2,158	—	4,535	6,693	1,054	—	5,504	6,558

Employee deferred compensation plan assets:
Cash equivalents	3,603	—	—	3,603	3,588	—	—	3,588
Mutual funds	20,826	—	—	20,826	21,207	—	—	21,207
Equity securities	5,493	—	—	5,493	5,322	—	—	5,322
Fixed income	4,065	—	—	4,065	3,732	—	—	3,732
Money market funds	4,103	—	—	4,103	3,293	—	—	3,293

Total employee deferred compensation plan assets	38,090	—	—	38,090	37,142	—	—	37,142

Total financial assets	$70,774	$51,288	$4,535	$126,597	$72,415	$48,604	$5,504	$126,523

Financial Liabilities
Employee deferred compensation plan liability	$—	$37,890	$—	$37,890	$—	$36,244	$—	$36,244

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

•

Level 2 includes instruments for which the valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Level 2 assets consist of certain marketable debt instruments for which values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Our Level 2 instruments include certain U.S. government securities, commercial paper, corporate notes and bonds, assets held-for-sale and our employee deferred compensation plan liabilities.

•

Level 3 includes valuations based on inputs that are unobservable and significant to the overall fair value measurement. Financial assets utilizing Level 3 inputs primarily include auction rate securities. We use an income approach valuation model to estimate the exit price of the auction rate securities, which is derived as the weighted-average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that is based on the credit risk and liquidity risk of the securities.

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

Sale of Auction Rate Securities

In December 2011, we entered into a settlement and securities purchase agreement (the “Securities Agreement”) with a certain financial institution. Pursuant to the terms of the Securities Agreement, we agreed to sell to the financial institution certain of our ARS investments. Under the terms of the Securities Agreement, we have the option to repurchase from the financial institution any of the ARS we sold to them until November 30, 2013 for the amount at which the related ARS were sold plus agreed upon funding costs. Because of our ability to repurchase the ARS from the date of sale through November 30, 2013, we maintain effective control of these ARS. As such, we did not account for the transaction as a sale and recognized the sale consideration we received as “Advances received for the sale of ARS” under “Other current liabilities” in the Condensed Consolidated Balance Sheets. We will continue to account for these ARS as if we never sold them until they are called or the expiration of our call option under the Securities Agreement.

During fiscal 2012, ARS with a par value of $10.0 million were called for redemption at par and ARS with a par value of $5.0 million were sold at 98.25% of par, which resulted in the reversal of unrealized losses of $1.3 million. These ARS were included as part of the Securities Agreement noted above.

As of March 31, 2013, the remaining fair value of the ARS under the Securities Agreement was approximately $3.8 million.

During the first quarter of fiscal 2013, ARS with a par value of $1.0 million were sold at 98.38% of par, which resulted in the reversal of unrealized losses of $0.1 million.

The fair value of our total investments in ARS was approximately $4.5 million and $5.5 million as of March 31, 2013 and December 30, 2012, respectively.

In the first quarter of fiscal 2013 and during the fourth quarter of fiscal 2012, we performed an analysis to assess the fair value of the ARS using a valuation model based on discounted cash flows. The assumptions used were the following:

	Q1-2013	Q4-2012
Years to liquidity	7	7
Discount rates *	0.95%-3.57%	0.90%-3.42%
Continued receipt of contractual interest which provides a premium spread for failed auctions	Yes	Yes

*	Discount rates incorporate a spread for both credit and liquidity risk.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Based on these assumptions, we estimated that the ARS were valued at approximately 92.5% and 93.3% of their stated par value as of March 31, 2013 and December 30, 2012. These amounts were recorded as an unrealized loss in accumulated other comprehensive loss as of March 31, 2013 and December 30, 2012, respectively.

Level 3 Investments Measured Fair Value on a Recurring Basis

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

Auction Rate Securities
(In thousands)
Balance as of December 30, 2012	$5,504
Unrealized gain recorded in Accumulated other comprehensive loss	31
Realized loss recorded in interest and other income, net	(16)
Amounts sold	(984)

Balance as of March 31, 2013	$4,535

Level 3 Assets Measured at Fair Value on a Nonrecurring Basis

Certain of our assets, including intangible assets, goodwill and cost-method investments, are measured at fair value on a nonrecurring basis if impairment is indicated.

As of March 31, 2013, the carrying value of the Company’s line of credit and mortgage note was $232.0 million and $3.3 million, respectively. The fair value of the Company’s line of credit and mortgage notes approximate their fair value since they bear interest rates that are similar to existing market rates that would be offered to the Company and represents a Level 2 measurement.

Investments in Equity Securities

Our investments in equity securities included long-term investments in non-marketable equity securities (investments in privately-held companies) of approximately $6.9 million and marketable equity securities (investments in publicly traded companies) of approximately $2.2 million as of March 31, 2013 ($6.0 million investments in non-marketable equity securities and $1.1 million investments in marketable equity securities as of December 30, 2012). Our privately-held equity investments are accounted for under the cost method as we have less than 20% ownership interest and we do not have the ability to exercise significant influence over the operations of the privately-held companies. These investments are periodically reviewed for other-than-temporary declines in fair value by considering available evidence, including general market conditions, financial condition, pricing in recent rounds of financing, if any, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During fiscal 2012, a certain privately-held company which we are invested in at a carrying value of $2.0 million, offered an additional round of financing that we declined to participate in. Based on this new round of financing, we determined that our initial investment was impaired and wrote off the remaining $1.2 million investment amount. In addition, another privately-held company which we are invested in at a carrying value of $2.0 million also offered another round of financing which effectively diluted our initial investment. Based on this new round of financing, we determined that our initial investment was impaired and wrote off the entire $2.0 million investment amount as of December 30, 2012. These impairment losses of $3.2 million were recognized in “Interest and other income, net” in fiscal 2012, and we classified the investment as Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity.

In February 2012, we entered into a Stock Purchase Agreement (the “Agreement”) with a company that designs, develops and manufactures products in the area of advanced battery storage for mobile consumer devices. Pursuant to the terms of the Agreement, we purchased approximately $6.0 million of preferred stock from the company and have committed to purchase additional preferred stock in a series of subsequent closings subject to certain performance milestones that must be fulfilled within a defined and agreed upon timeline. Of our total commitment of $78.6 million, we plan to purchase additional preferred stock of approximately $10.5 million in fiscal 2013. We plan to invest $60.8 million in fiscal 2014 and $7.3 million in fiscal 2015 subject to the attainment of certain milestones and the timing of additional capital requests which could vary substantially. As of March 31, 2013, we own less than 10% of the company. If our future commitments are fully funded, we could become their majority shareholder and consolidate the financial results of this company. As of March 31, 2013, our initial investment of $6.0 million was recorded as part of our investments in non-marketable equity securities. On April 9, 2013 we made an additional purchase of preferred stock for a total price of $3.5 million.

There were no significant transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the first three months of fiscal 2013.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7. INVESTMENTS

Available-For-Sale Securities

The following tables summarize our available-for-sale and other investments:

	As of March 31, 2013				December 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Reported as cash equivalents:
Money market funds	$15,526	$—	$—	$15,526	$24,187	$—	$—	$24,187
Commercial paper	15,000	—	—	15,000	—	—	—	—

Total cash equivalents	30,526	—	—	30,526	24,187	—	—	24,187

Reported as short-term investments:
Corporate note and bonds	28,852	10	(13)	28,849	28,430	13	(8)	28,435
Federal agency	4,002	1	—	4,003	3,005	—	—	3,005
U.S. Treasuries	—	—	—	—	10,023	9	—	10,032
Commercial paper	9,089	—	—	9,089	11,692	2	—	11,694
Certificates of deposit	2,467			2,467	840	—	—	840
Assets held-for-sale	12,866	—	(5,986)	6,880	6,913	—	(2,283)	4,630

Total short-term investments	57,276	11	(5,999)	51,288	60,903	24	(2,291)	58,636

Reported as long-term investments:
Auction rate securities (1)	4,900	—	(365)	4,535	5,900	—	(396)	5,504
Marketable equity securities	1,054	1,142	(38)	2,158	1,030	70	(46)	1,054

Total long-term investments	5,954	1,142	(403)	6,693	6,930	70	(442)	6,558

Total available-for-sale securities and other investments	$93,756	$1,153	$(6,402)	$88,507	$92,020	$94	$(2,733)	$89,381

(1)	The $0.4 million of gross unrealized losses were related to ARS and that had been in a continuous loss position for 12 months or more. As of December 30, 2012, the $0.4 million of gross unrealized losses were related to ARS that had been in a continuous loss position for 12 months or more. For individual marketable equity securities with unrealized losses, we evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time, we did not consider these investments to be other-than-temporarily impaired as of March 31, 2013 and December 30, 2012.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2013, the contractual maturities of our available-for-sale investments and certificates of deposit were as follows (the table below does not include our investments in marketable equity securities and our assets held-for-sale):

	Cost	Fair Value
	(In thousands)
Maturing within one year	$64,728	$64,728
Maturing in one to three years	10,208	10,206
Maturing in more than three years	4,900	4,535

Total	$79,836	$79,469

Realized gains from sales of available-for-sale investments during three months ended March 31, 2013 and April 1, 2012 were not material.

Proceeds from sales or maturities of available-for-sale investments were $34.3 million and $36.8 million for the three months ended March 31, 2013 and April 1, 2012, respectively.

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

Under the deferred compensation plan, the assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income, net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of March 31, 2013 and December 30, 2012, the fair value of the assets was $38.1 million and $37.1 million, respectively, and the fair value of the liabilities was $37.9 million and $36.2 million, respectively.

All non-cash expense and income recorded under the deferred compensation plan were included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income, net	$2,424	$2,494
Changes in fair value of liabilities recorded in:
Cost of revenues	(422)	(262)
Research and development expenses	(815)	(423)
Selling, general and administrative expenses	(1,861)	(1,254)

Total income (expense)	$(674)	$555

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8. STOCK-BASED COMPENSATION

Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

The following table summarizes the stock-based compensation expense, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Cost of revenues	$3,618	$4,039
Research and development	4,967	6,913
Selling, general and administrative	3,852	17,785

Total stock-based compensation	$12,437	$28,737

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Consolidated cash proceeds from the issuance of shares under the employee stock plans were approximately $11.6 million and $6.2 million for the three months ended March 31, 2013 and April 1, 2012, respectively. We did not recognize a tax benefit from stock option exercises for the three months ended March 31, 2013 or April 1, 2012.

As of March 31, 2013 and December 30, 2012, stock-based compensation capitalized in inventories totaled $2.4 million and $2.8 million, respectively.

The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Stock options	$2,521	$1,651
Restricted stock units and restricted stock awards	5,103	24,868
Employee Stock Purchase Plan (“ESPP”)	4,813	2,218

Total stock-based compensation expense	$12,437	$28,737

The following table summarizes the unrecognized stock-based compensation expense, net of estimated forfeitures, by type of awards as of March 31, 2013:

	As of March 31, 2013	Weighted-Average Amortization Period
	(In thousands)	(In years)
Stock options	$11,118	2.04
Restricted stock units and restricted stock awards	57,955	1.31
ESPP	5,967	0.82

Total unrecognized stock-based compensation balance	$75,040	1.38

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Valuation Assumptions

We estimated the fair value of the stock options and ESPP using the Black-Scholes valuation model with the following assumptions:

Three Months Ended
	March 31, 2013	April 1, 2012
Expected life	0.5-7.27 years	0.5-7.0 years
Volatility	38.4%-46.3%	42.9%-46.1%
Risk-free interest rate	0.11%-0.84%	0.2%-1.2%
Dividend yield	4.2%	2.8%

The fair value of the restricted stock units and the restricted stock awards was based on our stock price on the date of grant.

Employee Equity Award Activities

As of March 31, 2013, approximately 11.7 million stock options or 6.2 million restricted stock units and restricted stock awards were available for grant under the Amended and Restated 1994 Stock Plan.

Stock Options:

The following table summarizes our stock option activities:

	Shares	Weighted- Average Exercise Price Per Share
	(In thousands, except per-share amounts)
Options outstanding as of December 30, 2012	22,760	$7.25
Granted	284	$10.26
Exercised	(994)	$4.64
Forfeited or expired	(720)	$11.11

Options outstanding as of March 31, 2013	21,330	$7.31

Options exercisable as of March 31, 2013	15,210	$5.69

The weighted-average grant-date fair value was $2.35 per share for options granted in the first quarter of fiscal 2013 and $4.95 per share in options granted during the first quarter of fiscal 2012.

The aggregate intrinsic value of the options outstanding and options exercisable as of March 31, 2013 was approximately $94.0 million and $86.8 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of March 31, 2013 and do not include substantial tax payments.

The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was $6.0 million during the three months ended March 31, 2013 and $14.2 million during the three months ended April 1, 2012.

The total number of exercisable in-the-money options was approximately 13.7 million shares as of March 31, 2013.

As of March 31, 2013, stock options vested and expected to vest totaled approximately 20.5 million shares, with a weighted-average remaining contractual life of 4.01 years and a weighted-average exercise price of $7.14 per share. The aggregate intrinsic value was approximately $93.2 million.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes our restricted stock unit and restricted stock award activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of December 30, 2012	7,887	$14.52
Granted	5,456	$11.08
Released	(1,366)	$10.45
Forfeited	(3,019)	$15.12

Balance as of March 31, 2013	8,958	$12.31

The 9.0 million outstanding restricted stock units and awards as of March 31, 2013 included approximately 4.5 million of performance-based restricted stock units (“PARS”) granted under the Amended and Restated 1994 Stock Plan. These PARS were issued to certain senior-level employees in the first quarter of fiscal 2013 and can be earned ratably over a period of one to two years, subject to the achievement of certain performance milestones set by the Compensation Committee. These performance milestones include the following:

•

Milestone #1—our Chief Executive Officer’s annual goals, or CSFs, include various corporate-level strategic goals focused on financial results of operation, cost savings, gaining additional market share, introducing new products on specific schedules, implementing various operational and customer facing systems as well as achieving certain organizational best practices (“CEO CSFs”). The CEO CSFs represent the action items that are most critical to the Company’s short- and long-term success. Each individual goal is assigned a specific number of points and each goal has specific targets that are determined in advance and document what is required to achieve 100% of the goal and then scales down to a specific 0% point. The maximum number of points, or the “CSF score”, that can be achieved for the CEO CSFs is 100 and there is no discretionary component to the score of the CEO CSFs as each goal is specific and measurable. In order for an executive to earn 100% of the shares underlying Milestone #1, our CEO must obtain 85 points or greater under the CEO CSFs and achievement then scales down linearly to 0% of shares earned if the CEO CSF score is less than 60 points.

•

Milestone #2—requires the Company to achieve a certain design win pipeline and/or revenue level during fiscal year 2013 with respect to a group of three strategic customers utilizing the Company’s programmable products (“Strategic Revenue”). In order for an executive to earn 100% of the RSUs underlying Milestone #2, the Company must achieve at least $75 million in Strategic Revenue and achievement then scales down linearly to 0% of the shares earned if the dollar value of the Strategic Revenue is less than $45 million.

•

Milestone #3—requires the Company’s common stock price to appreciate at a greater rate than the PHLX SOX Semiconductor Sector (SOXX), a Philadelphia Stock Exchange index, as measured over a two-year period ending with fiscal year 2014. Participants in the 2013 PARS Program may earn up to 200% achievement of Milestone #3. In order for an executive to earn 200% of the RSUs subject to Milestone #3, the Company’s common stock price must appreciate over the two-year period at a rate that is equal to or greater than 1.5 times the SOXX and achievement then scales down linearly to 100% of RSUs earned if the Company’s common stock price appreciates at a rate that is equal to 1.25 times the SOXX and scales down linearly to 50% of the RSUs if the Company’s common stock price appreciates at a rate that is equal to 1.0 times the SOXX. If the Company’s common stock price appreciates at rate that is less than 1.0 times that of the SOXX, then 0% of the target RSUs will be earned. If the Company’s common stock price and the SOXX are either negative, but the Company common stock price depreciation is equal to or less than SOXX, then the participant will earn 50% of the target RSUs.

If the Company performs beyond the 100% targets for Milestones #1 or #2, the number of earned shares for either milestones shall be permitted to exceed their respective target shares allocations, but only up to a maximum of 150% achievement for each, and only if the total number of shares does not exceed the total number of target shares for these milestones.

Upon certification and confirmation by the Compensation Committee, which is expected to take place during the first quarter of 2014, the RSUs earned under Milestones #1 and #2 will be delivered to each eligible participant subject to meeting the above described performance milestones. Subject to the certification and confirmation of the achievement level by the Compensation Committee, we expect the earned RSUs under Milestone #3 to be delivered to eligible participants in the first quarter of 2015.

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

As of March 31, 2013, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2013 (remaining nine months)	$4,625
2014	5,693
2015	4,803
2016	3,544
2017	3,208
2018 and thereafter	2,742

Total	$24,615

Capital Lease

On July 19, 2011, we entered into a capital lease agreement which allows us to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. We have the option of purchasing the tools from the lessor at specified intervals during the lease term. The master lease contains standard covenants requiring us to insure and maintain the equipment in accordance with the manufacturers’ recommendations and comply with other customary terms to protect the leased assets. In addition, the master lease agreement contains provisions in the event of default. Assets purchased under the capital lease are included in “Property, plant and equipment, net” as manufacturing equipment and the amortization is included in depreciation. As of March 31, 2013, the gross value and net book value of manufacturing equipment purchased under a capital lease was approximately $20.5 million and $17.5 million, respectively. As of March 31, 2013, the total minimum lease payments under our capital leases amounted to approximately $14.4 million.

Future minimum payments, by year and in the aggregate, under the capitalized lease consist of the following:

Fiscal Year	(In thousands)
2013 (remaining nine months)	$2,202
2014	2,936
2015	2,936
2016	6,581
2017 and thereafter	599

Total minimum lease payments	15,254
Less: amount representing interest	863

Present value of net minimum lease payments	$14,391

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

The following table presents our warranty reserve activities:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Beginning balance	$3,360	$3,085
Settlements made	(151)	(465)
Provisions	151	436

Ending balance	$3,360	$3,056

Equity Investment Commitments

As disclosed in Note 6, we have committed to purchase additional preferred stock from a company that works in the area of advanced battery storage in a series of subsequent closings subject to certain performance milestones that must be fulfilled within a defined and agreed upon timeline. Of our total commitment of $78.6 million, we plan to purchase additional preferred stock of approximately $10.5 million in fiscal 2013. We plan to potentially invest $60.8 million in fiscal 2014 and $7.3 million in fiscal 2015 subject to the attainment of certain milestones and the timing of additional capital requests which could vary substantially.

Litigation and Asserted Claims

In July 2011, the International Trade Commission (“ITC”) instituted a formal action to enjoin the importation of GSI Technology, Inc. (“GSI”) products that we believe infringe four of our U.S. patents. The Cypress patents at issue are asserted against GSI’s static random access memory (“SRAM”) technology, including GSI’s Sigma DDR, SigmaQuad II and SigmaQuad III families of memory products, GSI’s standard synchronous and ZBT SRAMs, as well as a proprietary product made for GSI’s largest customer. To date, Chief Administrative Law Judge Charles Bullock has found all four Cypress patents valid and enforceable, but no violation of the Tariff Act by GSI. Both rulings are under review by the ITC Commission and a final ruling is expected June 25, 2013. We believe strongly in the merits of our ITC action, and intend to take the steps necessary to protect our intellectual property. Our five-patent infringement case against GSI in the United States District Court for the District of Minnesota remains stayed pending a final determination in the ITC matter. We are seeking damages as well as injunctive relief in the Minnesota action.

The re-examination of our asserted U.S. Patent No. 6,534,805 with the U.S. Patent and Trademark Office (“PTO”) remains pending with respect to 6 of the 10 original claims; however, the PTO has confirmed the validity of three of the original claims and allowed 51 new claims added during the re-examination. The last remaining original claim was not subject to the re-examination. In July 2011, GSI also filed a civil antitrust complaint with the United States District Court for the Northern District of California, accusing the QDR Consortium, of which we are a member, of certain anti-competitive activity. We remain engaged in the discovery stage of this case. Aside from injunctive relief, GSI has made no specific monetary demand in the antitrust matter. Accordingly, the possible range of monetary loss in the matter, if any, to be demanded in the future is unknown at this time. We believe we have meritorious defenses to the allegations set forth in the GSI civil antitrust complaint and we will vigorously defend ourselves in that matter.

As a result of our acquisition of Ramtron, we have assumed control of certain ongoing litigation involving Ramtron, including certain shareholder litigation related to the Ramtron acquisition. After being denied injunctive relief by the Court of Chancery in the State of Delaware, on January 11, 2013, Plaintiff Paul Dent amended his complaint to add allegations directed towards Cypress for aiding and abetting Ramtron’s directors and officers in withholding information related to certain director relationships from Ramtron shareholders. The relief sought by the amended complaint includes an order declaring the action to be properly maintainable as a class action, an award of the fair value of the Ramtron shares plus interest, damages including rescissory damages plus interest, and an award of attorneys’ fees and costs. We immediately filed a motion to dismiss. We believe strongly that this case is without merit and we intend to defend it vigorously. Because the case is at a very early stage and no specific monetary demand has been made, it is not possible for us to estimate the potential loss or range of potential losses.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On October 3, 2012, Allan P. Weber (“Plaintiff Weber”), a purported Ramtron stockholder, also filed a putative class action complaint against Ramtron, certain of its officers and directors, and Cypress and its wholly-owned subsidiary Rain Acquisition Corporation in Colorado state district court, alleging that the directors and officers of Ramtron breached their fiduciary duties by failing to take steps and/or avoiding steps that would have otherwise maximized the value of Ramtron to its stockholders. Plaintiff Weber sought to certify a class action with Plaintiff Weber as class representative and his counsel as class counsel, an injunction to prevent the merger, an order rescinding the merger or awarding Plaintiff rescissory damages in the event the merger is consummated, damages, profits and any special benefits obtained by defendants as a result of the alleged wrongdoing, and an award of attorneys’ fees and costs. Plaintiff Weber has taken no action since the complaint was filed and our motion to dismiss the case is pending. We believe this lawsuit is without merit and intend to defend it vigorously. Because the case is at a very early stage and no specific monetary demand has been made, it is not possible for us to estimate the potential loss or range of potential losses.

On December 11, 2012, LongPath Capital, LLC (“LongPath”) filed an appraisal petition with the Court of Chancery in the State of Delaware in connection with our acquisition of Ramtron. Specifically, the petition seeks an appraisal of the fair value of the common stock shares held by LongPath, and an order that Ramtron pay such fair value, plus interest and attorney’s fees. We believe LongPath’s petition is without merit and we intend to defend this matter vigorously. Because the case is at a very early stage and LongPath has not demanded a specific valuation, it is not possible for us to estimate the potential loss for this matter. LongPath currently holds approximately 470,000 shares of common stock worth approximately $1,457,000, based on the merger consideration of $3.10 per share.

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

NOTE 10. DEBT AND EQUITY TRANSACTIONS

Mortgage Note

As part of our acquisition of Ramtron, we acquired a loan facility with a lender. We have a promissory note with the original principal amount of $4.2 million, with a maturity date of January 1, 2016, bearing interest at 6.17%. We are obligated to make monthly principal and interest payments of $30,500 until January 2016, with a balloon payment of $2.8 million in January 2016. This loan is collaterized with real estate located at Colorado Springs, Colorado. The outstanding balance at the end of fiscal 2012 was $3.3 million. In February 2013, we notified the lender of our intent to pay the remaining total outstanding amount on June 1, 2013. As of March 31, 2013, the remaining balance of $3.3 million is included in short-term debt as part of “Other current liabilities” in the Condensed Consolidated Balance Sheet.

Senior Secured Revolving Credit Facility

On June 26, 2012, we entered into a five-year senior secured revolving credit facility (“Credit Facility”) with a group of lenders led by Morgan Stanley Senior Funding, Inc. The Credit Facility enables us to borrow up to $430.0 million on a revolving basis. Borrowing terms vary based on the type of borrowing with all outstanding balances being due at the credit facility termination date, or June 25, 2017. Outstanding amounts may be repaid prior to maturity without penalty and are mandatory for certain asset sales and casualty events. The current outstanding borrowings bear interest at LIBOR plus 2.25% on the drawn amount. There is a commitment fee payable of 0.375% per annum on any undrawn amounts. The Credit Facility contains customary affirmative, negative and financial covenants for similarly rated companies. The financial covenants include the following conditions: 1) maximum senior secured leverage ratio of 2.00 to 1.00, 2) maximum total leverage ratio of 3.50 to 1.00 through June 30, 2013 and 3.00 to 1.00 thereafter, 3) minimum fixed charge coverage ratio of 1.20 to 1.00, and 4) minimum liquidity of at least $150 million. Borrowings are collaterized by substantially all assets of the company. At March 31, 2013, our outstanding borrowings of $232.0 million were recorded as part of long-term liabilities and are presented as “Loan payable” in the Condensed Consolidated Balance Sheet. As of March 31, 2013 and December 30, 2012, we were in compliance with all of the financial covenants under the Credit Facility.

Line of Credit

On March 28, 2012, we amended our revolving line of credit with Silicon Valley Bank to increase the available borrowing from $5.0 million to $55.0 million. On March 29, 2012, we borrowed $50.0 million under this line of credit. On June 26, 2012 we repaid the outstanding balance of $50.0 million and accrued interest and terminated the revolving line of credit, replacing it with a secured revolving credit facility.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Equipment Loans

In December 2011, we obtained equipment loans from a certain financial institution for an aggregate amount of approximately $14.1 million. These loans are collateralized by certain of our manufacturing equipment and bear interest of 3.15% to 3.18% per annum and are payable in 60 equal installments with the first installments beginning in January 2012. The related master loan agreement includes a variety of standard covenants including restrictions on merger with another company without consent (which shall not be unreasonably withheld), liquidation or dissolution, and distribution, lease or transfer of our ownership interest in these properties or assets. Of the $10.8 million outstanding balance as of March 31, 2013, approximately $2.7 million was recorded as part of “Other current liabilities” and $8.1 million was recorded as part of “Other long-term liabilities” in the Condensed Consolidated Balance Sheet. The fair value was estimated using discounted cash flow analysis using relevant factors that might affect the fair value, such as present value factors and risk-free interest rates based on the U.S. Treasury yield curve.

The schedule of principal payments under our equipment loans is as follows:

Fiscal Year	(In thousands)
2013 (remaining nine months)	$2,061
2014	2,825
2015	2,915
2016	3,003

Total	$10,804

Stock Buyback Program:

$400 Million Program Authorized in Fiscal 2011

On September 20, 2011, our Board of Directors authorized a new $400 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, other uses of cash, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our board of directors. For the three months ended March 31, 2013, we used approximately $4.5 million from this program to repurchase approximately 0.4 million shares at an average share price of $10.81. Since we announced our $400 million stock buyback program in September 2011 through the end of the first quarter of fiscal 2013, we used approximately $316.1 million from this program to repurchase approximately 23.5 million shares at an average share price of $13.44. As of March 31, 2013, the total remaining dollar value of the shares that may be repurchased under the program was approximately $83.9 million.

Dividends

On February 22, 2013, our Board of Directors approved a cash dividend of $0.11 per share payable to holders of record of our common stock at the close of business day on March 28, 2013. This cash dividend was paid on April 18, 2013 and totaled approximately $16.1 million which was accrued for in the first quarter of fiscal 2013 and shown as “Dividends payable” in the Condensed Consolidated Balance Sheet as of March 31, 2013.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were as follows:

	(In thousands)
	Net unrealized gains on investments	Cumulative translation adjustment and other	Defined benefit pension items	Accumulated other comprehensive income
Balance as of December 30, 2012	(450)	6	—	(444)
Other comprehensive income attributable to Cypress	1,248	—	—	1,248

Balance at March 31, 2013	798	6	—	804

NOTE 12. FOREIGN CURRENCY DERIVATIVES

We operate and sell products in various global markets and purchase capital equipment using the U.S. dollar and foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. We may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of our subsidiaries and forecasted revenues and expenses. We do not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of March 31, 2013. We estimate the fair value of our forward contracts based on spot and forward rates from published sources.

We record hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Interest and other income, net” in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. The aggregate notional and fair value of outstanding forward contracts to hedge the risks associated with foreign currency denominated assets and liabilities as of March 31, 2013 and December 30, 2012 was not material to our consolidated financial statements.

NOTE 13. INCOME TAXES

Our income tax expense was $0.1 million for the three months ended March 31, 2013 and tax expense was $2.5 million for the three months ended April 1, 2012. The tax provision for the first quarter of fiscal 2013 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by release of previously accrued income taxes due to expired statute of limitations in foreign jurisdictions. The tax provision for the first quarter of fiscal 2012 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by release of previously accrued income taxes due to expired statute of limitations in foreign jurisdictions.

Unrecognized Tax Benefits

As of March 31, 2013 and December 30, 2012, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $28.0 million and $28.2 million, respectively.

Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and

•	expiration of statute of limitations on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We believe it is possible that we may recognize approximately $13.0 million to $15.0 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Classification of Interest and Penalties

Our policy is to classify interest and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of March 31, 2013 and December 31, 2012, the amount of accrued interest and penalties totaled $11.7 million and $11.6 million, respectively.

NOTE 14. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands, except per- share amounts)
Net loss attributable to Cypress	$(28,195)	$(19,460)
Weighted-average common shares	145,689	154,022
Weighted-average diluted shares	145,689	154,022
Net loss per share—basic	$(0.19)	$(0.13)
Net loss per share—diluted	$(0.19)	$(0.13)

As a result of the net loss for the three months ended March 31, 2013 and April 1, 2012, approximately 7.4 million and 20.1 million, respectively of weighted common stock equivalents were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 15. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

We design, develop, manufacture and market a broad range of programmable system solutions for various markets including consumer, computation, data communications, automotive and industrial. During the fourth quarter of fiscal 2012 we acquired Ramtron which is included in our Memory Products Division. In addition, as part of our continued efforts to better allocate key management resources and to focus on our core markets, during the three months ended March 31, 2013, we have realigned our Data Communications Division to include our module solutions including Trackpad and Ovation™ Optical Navigation Sensors (“ONS”), which were previously included in our Programmable Systems Division. We evaluate our reportable business segments in accordance with the accounting guidance. We operate in the following four reportable business segments:

Business Segments	Description

MPD: Memory Products Division	A division that focuses on our four static random access memory (“SRAM”) business units, general-purpose programmable clocks and process technology licensing.

DCD: Data Communications Division	A division focused on USB controllers, WirelessUSB™ and West Bridge® peripheral controllers for handsets, PCs and tablets, module solutions including Trackpad and Ovation™ ONS.

PSD: Programmable Systems Division	A division focusing primarily on our PSoC® and PSoC-based products. This business segment focuses on (1) the PSoC platform family of devices including PSoC 1, PSoC 3, PSoC 4 and PSoC 5 and all derivatives, (2) PSoC-based user interface products such as CapSense® touch-sensing and TrueTouch® touchscreen products, (3) and automotive products.

ETD: Emerging Technologies Division	Our “startup” division, which includes AgigA Tech Inc. and Deca Technologies Inc., all majority-owned subsidiaries of Cypress. ETD also includes our foundry business and other development-stage activities.

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

The following tables set forth certain information relating to our reportable business segments under the new reporting structure:

Revenue:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Programmable Systems Division	$65,505	$79,569
Memory Products Division	82,229	81,879
Data Communications Division	22,747	21,912
Emerging Technologies Division	2,247	1,729

Total revenue	$172,728	$185,089

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Income (Loss) before Income Taxes:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Programmable Systems Division	$(14,850)	$(1,993)
Memory Products Division	26,003	31,499
Data Communications Division	(2,283)	(2,102)
Emerging Technologies Division	(4,592)	(6,447)
Unallocated items:
Stock-based compensation	(12,437)	(28,737)
Patent license fee	—	(7,100)
Amortization of acquisition-related intangibles	(2,894)	(731)
Restructuring charges	(11,440)	(228)
Changes in value of deferred compensation plan	(674)	555
Impairment of assets and other	(5,525)	(2,022)

Loss before income taxes	$(28,692)	$(17,306)

Depreciation:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Programmable Systems Division	$3,490	$4,182
Memory Products Division	4,309	4,280
Data Communications Division	1,237	1,196
Emerging Technologies Division	1,319	1,024

Total depreciation	$10,355	$10,682

Geographical Information

The following table presents our revenues by geographical locations:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
United States	$21,158	$27,189
Europe	18,640	23,373
Asia:
China	68,986	73.940
South Korea	25,821	21,431
Japan	14,531	16,649
Rest of the World	23,592	22,507

Total revenue	$172,728	$185,089

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	March 31, 2013	December 30, 2012
	(In thousands)
United States	$163,922	$180,139
Philippines	78,240	73,091
Other	20,965	21,197

Total property, plant and equipment, net	$263,127	$274,427

We track our assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, our chief operating decision maker does not review asset information on a segment basis.

Customer Information

Outstanding accounts receivable from three of our distributors, accounted for 22.2%, 14.1% and 10.8% of our consolidated accounts receivable as of March 31, 2013. Outstanding accounts receivable from three of our distributors, accounted for 12.2%, 11.9% and 10.2% of our consolidated accounts receivable as of December 30, 2012.

Revenue generated through three of our distributors accounted for 11.1%, 11.1% and 10.5%, respectively, of our consolidated revenues for the three months ended March 31, 2013. One end customer, purchases our products from certain of our distributors, and shipments made by our distributors to this end customer during the three months ended March 31, 2013 accounted for 12.1% of our consolidated revenues.

Revenue generated through two of our distributors accounted for 13.0% and 10.4%, respectively, of our consolidated revenues for the three months ended April 1, 2012. Shipments made by our distributors to one end customer during the three months ended April 1, 2012 accounted for 11.4% of our consolidated revenues.

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

EXECUTIVE SUMMARY

General

Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and exceptional system value. Our offerings include the flagship Programmable System-on-Chip (“PSoC®”) families and derivatives such as CapSense® touch sensing and TrueTouch® solutions for touchscreens. We are the world leader in universal serial bus (“USB”) controllers, including the high-performance West Bridge® solution that enhances connectivity and performance in multimedia handsets, PCs and tablets. We are also a leader in high-performance memories and programmable timing devices. We serve numerous markets including consumer, mobile handsets, computation, data communications, automotive, industrial and military.

As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1—Financial Statements, during the fourth quarter of fiscal 2012 we acquired Ramtron which is included in our Memory Product Division. In addition, as part of our continued efforts to better allocate key management resources and to focus on our core markets, during the three months ended March 31, 2013, we have realigned our Data Communications Division to include our module solutions including Trackpad and Ovation™ Optical Navigation Sensors (“ONS”), which were previously included in our Programmable Systems Division. We evaluate our reportable business segments in accordance with the accounting guidance. We operate in the following four reportable business segments:

Business Segments	Description

MPD: Memory Products Division	A division that focuses on our four static random access memory (“SRAM”) business units, general-purpose programmable clocks and process technology licensing.

DCD: Data Communications Division	A division focused on USB controllers, WirelessUSB™ and West Bridge® peripheral controllers for handsets, PCs and tablets, module solutions including Trackpad and Ovation™ ONS.

PSD: Programmable Systems Division	A division focusing primarily on our PSoC® and PSoC-based products. This business segment focuses on (1) the PSoC platform family of devices including PSoC 1, PSoC 3, PSoC 4 and PSoC 5 and all derivatives, (2) PSoC-based user interface products such as CapSense® touch-sensing and TrueTouch® touchscreen products, (3) and automotive products.

ETD: Emerging Technologies Division	Our “startup” division, which includes AgigA Tech Inc. and Deca Technologies Inc., all majority-owned subsidiaries of Cypress. ETD also includes our foundry business and other development-stage activities.

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

Results of Operations

Revenues

The following table summarizes our consolidated revenues by segments under the new reporting structure:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Programmable Systems Division	$65,505	$79,569
Memory Products Division	82,229	81,879
Data Communications Division	22,747	21,912
Emerging Technologies Division	2,247	1,729

Total Revenues	$172,728	$185,089

Programmable Systems Division:

Revenues from the Programmable Systems Division decreased by $14.1 million in the first quarter of fiscal 2013, or approximately 17.7%, compared to the same prior-year period. The decrease was primarily attributable to a decline in sales of our TrueTouch® touchscreen products and a decrease in sales of certain legacy communication products. The decrease in our TrueTouch® revenue stream was primarily due to a decrease in revenue from our handset customers and lower average selling prices.

Memory Products Division:

Revenues from the Memory Products Division increased by approximately $0.3 million in the first quarter of fiscal 2013 or approximately 0.4%, compared to the same prior-year period. The increase in MPD revenue was primarily attributable to an increase in revenue of our non-volatile products due to the Ramtron acquisition, partially offset by declines in sales of our asynchronous and synchronous SRAMs and general-purpose programmable clocks.

Data Communications Division:

Revenues from the Data Communications Division increased by $0.8 million in the first quarter of fiscal 2013 or approximately 3.8%, compared to the same prior-year period primarily due to the continued sales ramp of our trackpad modules, partially offset by a decline in sales of our West Bridge controllers.

Emerging Technologies Division:

Revenues from Emerging Technologies Division increased by $0.5 million in the first quarter of fiscal 2013 compared to the same prior-year period primarily due to the overall increase in demand as certain of our Emerging Technologies have increased their production. This increase was partially offset by the loss in revenue from Cypress Envirosystems as we have divested this subsidiary in fiscal 2012.

Cost of Revenues/Gross Margins

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Cost of revenues	$93,682	$93,308
Gross Margin	45.8%	49.6%

Gross margin percentage decreased to 45.8% in the first quarter of fiscal 2013 from 49.6% in the first quarter of fiscal 2012. Gross margin decreased by 3.8 percentage points primarily due to lower utilization and product and customer mix, and certain manufacturing expenses related to Ramtron.

Research and Development (“R&D”) Expenses

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
R&D expenses	$49,330	$47,968
As a percentage of revenues	28.6%	25.9%

R&D expenditures increased by $1.4 million in the first quarter of fiscal 2013 compared to the same prior-year period. The increase was primarily attributable to a $1.2 million one-time charge for the write-off of duplicate tools we acquired with Ramtron and variable bonus-related expenses of $0.7 million. These increases were partially offset by a decrease in stock-based compensation expense of $1.9 million. As a percentage of revenues, R&D expenses were higher in the first quarter of fiscal 2013 driven by the decrease in total revenues in the same quarter.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
SG&A expenses	$45,442	$60,494
As a percentage of revenues	26.3%	32.7%

SG&A expenses decreased by $15.1 million in the first quarter of fiscal 2013 compared to the same prior-year period. The decrease was primarily attributable to a decrease in stock-based compensation expenses of $13.9 million, partially offset by an increase in variable bonus compensation of $0.9 million. As a percentage of revenues, SG&A expenses were lower in the first quarter of fiscal 2013 driven by a company-wide effort to reduce overall operating expenses.

Restructuring

For the three months ended March 31, 2013 and April 1, 2012, we recorded restructuring charges of $11.4 million and $0.2 million, respectively. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

Fiscal 2013 Restructuring Plan

During the first quarter of fiscal 2013, we implemented a restructuring plan to reduce operating expenses as part of our 2013 corporate priorities. The plan includes the termination of employees and the disposal of certain equipment located in our Bloomington, Minnesota facility. To date, we recorded total restructuring charges of $11.0 million related to the Fiscal 2013 Restructuring Plan. Of the total restructuring charges, $6.7 million was related to property, plant and equipment, $3.8 million was related to personnel costs and $0.5 million was related to the amounts payable upon the termination of agreements with certain distributor representatives.

The restructuring activities related to personnel costs, which are primarily in the U.S., are summarized as follows:

(In thousands)
Balance as of December 30, 2012	$—
Provision	3,807
Cash payments	(495)

Balance as of March 31, 2013	$3,312

The restructuring liability of $3.3 million as of March 31, 2013 under the Fiscal 2013 Restructuring Plan is expected to be paid out within the next twelve months.

Fiscal 2011/12 Restructuring Plan

In fiscal 2011, we initiated a restructuring plan which allows us to continue to allocate and align our resources to the business units that we expect will drive future development and revenue growth (“Fiscal 2011/12 Restructuring Plan”). To date, we have recorded total restructuring charges of $8.7 million under the Fiscal 2011/12 Restructuring Plan, which was all related to personnel costs. The restructuring activities related to personnel costs, which are primarily in the U.S., are summarized as follows:

(In thousands)
Balance as of December 30, 2012	$4,506
Provision	350
Cash payments	(946)
Non-cash charges	(250)

Balance as of March 31, 2013	$3,660

The restructuring liability of $3.7 million as of March 31, 2013 under the Fiscal 2011/12 Restructuring Plan is expected to be paid out within the next twelve months.

Assets Held For Sale:

Our Texas facility ceased operations in the fourth quarter of fiscal 2008. As our management has committed to a plan to sell the assets associated with the facility, we have classified the assets as held-for-sale. In fiscal 2012, due to the unfavorable economic and market conditions, management reassessed the fair value of the assets and recorded a write-down of $2.3 million to the estimated fair value of $4.6 million.

During the first quarter of 2013, we incurred a $6.0 million charge to write down certain equipment to the current fair value of $2.3 million. Management determined the fair value based on third-party valuation.

The net book value of these assets are classified as held-for-sale and included in “Other current assets” in the Condensed Consolidated Balance Sheet.

Income Taxes

Our income tax expense was $0.1 million for the three months ended March 31, 2013 and tax expense was $2.5 million for the three months ended April 1, 2012. The tax provisions for the first quarter of fiscal 2013 and fiscal 2012 were primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by the release of previously accrued income taxes due to expired statute of limitations in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information regarding our cash and investments and working capital:

	As of
	March 31, 2013	December 30, 2012
	(In thousands)
Cash and cash equivalents	$57,219	$63,203
Short-term investments	44,407	54,007

Total cash, cash equivalents and short-term investments	$101,626	$117,210

Total current assets	$386,499	$368,808
Total current liabilities	381,208	348,748

Working capital	$5,291	$20,060

Key Components of Cash Flows

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands)
Net cash provided by operating activities	$8,265	$16,327
Net cash provided by (used in) investing activities	$(895)	$1,493
Net cash used in financing activities	$(13,354)	$(56,253)

Three Months Ended March 31, 2013:

During the three months ended March 31, 2013, cash and cash equivalents decreased by approximately $6.0 million primarily due to the $13.4 million cash we used in our financing activities (principally related to our dividend payment), and $0.9 million cash we used in our investing activities, partially offset by the cash we generated from our operating activities of $8.3 million.

Operating Activities

The $8.3 million cash generated from our operating activities during the three months ended March 31, 2013 was primarily due to $34.0 million in net favorable non-cash adjustments to our net loss, an increase in deferred margin on sales to distributors and a decrease in inventories, partially offset by an increase in accounts receivable and a decrease in accounts payable and other liabilities.

The key changes in our working capital as of March 31, 2013 compared to December 30, 2012 were as follows:

•	Total cash, cash equivalents and short-term investments decreased by $15.6 million primarily due to our cash dividend and stock buyback program.

•	Accounts receivable increased by $49.7 million due mainly to an increase in sales in the latter half of the quarter to our distribution partners.

•	Deferred margin on sales to distributors increased by $36.2 million due to an increase in distributor shipments.

•

Inventories decreased by $18.0 million compared to December 30, 2012 due in part to reduced wafer starts to manage our production and an increase in distributor shipments in the latter-half of the quarter.

Investing Activities

During the three months ended March 31, 2013, we used approximately $0.9 million of cash from our investing activities. The net cash we used in our investing activities was primarily due to cash we used for property and equipment expenditures and distributions of our deferred income plan, partially offset by the net proceeds from the sales or maturities and purchases of available for sale investments.

Financing Activities

During the three months ended March 31, 2013, we used approximately $13.4 million of cash in our financing activities. The net cash we used in our financing activities was primarily due to $15.8 million payment of our dividend, $4.7 million payment on our capital leases and $4.3 million to repurchase shares of our stock, partially offset by $11.6 million proceeds from the issuance of common shares under our employee stock plans.

Three Months Ended April 1, 2012:

During the three months ended April 1, 2012, cash and cash equivalents decreased by approximately $38.4 million primarily due to the $56.3 million of cash we used in our financing activities (principally related to our cash dividend and stock buyback programs), partially offset by the cash we generated from our operating and investing activities of approximately $16.3 million and $1.5 million, respectively.

Operating Activities

The $16.3 million in cash generated from our operating activities during the three months ended April 1, 2012 was primarily due to $44.9 million in net favorable non-cash adjustments to our net loss, an increase in accounts payable and other liabilities and a decrease in accounts receivable, partially offset by the decrease in deferred margin on sales to distributors, an increase in inventories and increase in other current and long-term assets.

The key changes in our working capital as of April 1, 2012 compared to January 1, 2012 were as follows:

•	Total cash, cash equivalents and short-term investments decreased by $57.6 million primarily due to cash dividend and stock buyback programs.

•	Deferred margin on sales to distributors decreased by $23.1 million due to the decrease in distributor shipments.

•	Borrowings of $50 million in the first quarter of fiscal 2012 from a line of credit.

•	Other current liabilities increased by $9.6 million primarily due to the accrual of a patent license fee related to a patent license agreement.

•	Dividends payable increased by $2.9 million due to the increase in dividend per share from $0.09 to $0.11.

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

Financing Activities

During the three months ended April 1, 2012, we used approximately $56.3 million of cash in our financing activities. The net cash used in our financing activities was primarily due to $78.3 million cash we used to repurchase shares of our stock in the open market, $19.7 million payment related to statutory income tax withholdings on vested restricted stock awards in lieu of issuing shares of stock (considered as part of the our stock buyback program) and $13.8 million dividends paid, partially offset by the $50.0 million cash we drew from a line of credit and $6.2 million net proceeds from the issuance of common shares under our employee stock plans.

Liquidity and Contractual Obligations

Liquidity

Stock Buyback Programs:

On September 20, 2011, our Board of Directors authorized a new $400 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, other uses of cash, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our board of directors. For the three months ended March 31, 2013, we used approximately $4.5 million from this program to repurchase approximately 0.4 million shares at an average share price of $10.81. Since we announced the new $400 million stock buyback program in September 2012 through the end of the first quarter of fiscal 2013, we used approximately $316.1 million from this program to repurchase approximately 23.5 million shares at an average share price of $13.44. As of March 31, 2013, the total remaining dollar value of the shares that may be repurchased under the program was approximately $83.9 million.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2013:

	Total	2013	2014 and 2015	2016 and 2017	After 2017
	(In thousands)
Purchase obligations (1)	$86,594	$78,499	$8,095	$—	$—
Operating lease commitments	24,615	4,625	10,496	6,752	2,742
Capital lease commitments	15,254	2,202	5,872	7,180	—
Mortgage note	3,325	3,325	—	—	—

Total contractual obligations	$129,788	$88,651	$24,463	$13,932	$2,742

(1)	Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

Equity Investment Commitments

As disclosed in Note 6 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1—Financial Statements, we have committed to purchase additional preferred stock from a company that works in the area of advanced battery storage in a series of subsequent closings subject to certain performance milestones that must be fulfilled within a defined and agreed upon timeline. Of our total commitment of $78.6 million, we plan to purchase additional preferred stock of approximately $10.5 million in fiscal 2013. We plan to invest $60.8 million in fiscal 2014 and $7.3 million in fiscal 2015 subject to the attainment of certain milestones and the timing of additional capital requests which could vary substantially.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents, debt securities and the repayment of our short-term debt, the purchase of our stock through our stock buyback program and payments of regularly scheduled cash dividends. As of March 31, 2013, in addition to $57.2 million in cash and cash equivalents, we had $44.4 million invested in short-term investments for a total cash, cash equivalents and short-term investment position of $101.6 million that is available for use in our current operations.

As of March 31, 2013, approximately 16% of our cash, cash equivalents and available-for-sale investments are held in offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.

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

We use each of these Non-GAAP financial measures for internal managerial purposes, when providing our financial results and business outlook to the public, to facilitate period-to-period comparisons and are used to formulate our formula-driven cash bonus plan and any milestone-based stock awards. Management believes that these Non-GAAP measures provide meaningful supplemental information regarding our operational and financial performance of current and historical results. Management uses these Non-GAAP measures for strategic and business decision making, internal budgeting, forecasting and resource allocation processes. In addition, these Non-GAAP financial measures facilitate management’s internal comparisons to our historical operating results and comparisons to competitors’ operating results.

The following table shows our Non-GAAP financial measures:

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands, except per share amounts)
Non-GAAP gross margin	$87,515	$103,182
Non-GAAP research and development expenses	$41,947	$40,632
Non-GAAP selling, general and administrative expenses	$38,996	$41,502
Non-GAAP operating income	$6,572	$21,048
Non-GAAP net income attributable to Cypress	$4,579	$20,530
Non-GAAP net income per share attributable to Cypress—diluted	$0.03	$0.12

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

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In thousands, except per share amounts)
GAAP gross margin	$79,046	$91,781
Stock-based compensation expense	3,618	4,039
Changes in value of deferred compensation plan	422	262
Acquisition-related expenses	122	—
Impairment of assets and others	4,307	—
Patent license fee	—	7,100

Non-GAAP gross margin	$87,515	$103,182

GAAP research and development expenses	$49,330	$47,968
Stock-based compensation expense	(4,967)	(6,913)
Changes in value of deferred compensation plan	(815)	(423)
Acquisition-related expenses	(207)	—
Impairment of assets and others	(1,394)	—

Non-GAAP research and development expenses	$41,947	$40,632

GAAP selling, general and administrative expenses	$45,442	$60,494
Stock-based compensation expense	(3,852)	(17,785)
Changes in value of deferred compensation plan	(1,861)	(1,254)
Acquisition-related expenses	(556)	—
Impairment of assets and other	(177)	47

Non-GAAP selling, general and administrative expenses	$38,996	$41,502

GAAP operating income (loss)	$(29,175)	$(17,640)
Stock-based compensation expense	12,437	28,737
Changes in value of deferred compensation plan	3,098	1,939
Acquisition-related expenses	2,894	731
Impairment of assets and others	5,878	(47)
Patent license fee	—	7,100
Restructuring charges	11,440	228

Non-GAAP operating income	$6,572	$21,048

GAAP net loss attributable to Cypress	$(28,195)	$(19,460)
Stock-based compensation	12,437	28,737
Changes in value of deferred compensation plan	674	(555)
Acquisition-related expenses	2,894	731
Impairment of assets and other	5,525	2,022
Patent license fee	—	7,100
Restructuring charges	11,440	228
Tax effects	(196)	1,727

Non-GAAP net income attributable to Cypress	$4,579	$20,530

GAAP net loss per share attributable to Cypress-diluted	$(0.19)	$(0.13)
Stock-based compensation expense and other	0.08	0.17
Changes in value of deferred compensation expense	0.01	—
Acquisition-related expenses	0.02	0.01
Impairment of assets and other	0.04	0.01
Patent license fee	—	0.04
Restructuring charges	0.07	—
Tax effects	—	0.01
Non-GAAP share count adjustment	—	0.01

Non-GAAP net income attributable to Cypress-diluted	$0.03	$0.12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this item is included in Note 9 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

With the exception of the update to the risk factors set forth in this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 30, 2012.

Our ability to attract and retain key personnel could be adversely impacted if our proxy proposals regarding our 1999 Stock Plan and Employee Stock Purchase Plan are not approved by our stockholders at the Company’s Annual Meeting.

At our May 10, 2013 Annual Meeting of Stockholders, our stockholders will be asked to approve amendments to our 1999 Stock Plan and our Employee Stock Purchase Plan (“ESPP”), which among other things extend the terms of each of those programs. Although we are not asking for any additional shares in this amendment, if the amendments are not approved, then no further equity grants can be made under the Company’s 1999 Stock Plan and no further participation would be allowed under our ESPP. Equity compensation is a critical component of our compensation philosophy and practices. Not only do these programs align the interests of our key personnel with our stockholders, but they are critical to our ability to recruit and retain key employees. If either of these programs became unavailable to us, it would be the Company at a significant disadvantage to our peer companies, especially with respect to our recruiting and retention efforts.

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

The table below sets forth information with respect to repurchases of our common stock made during the first quarter of fiscal 2013 under this program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
	(In thousands, except per-share amounts)
Remaining balance available for purchases at the beginning of the period				$88,381
Repurchases during Q1-2013:
December 31, 2012—March 31, 2013	412	$10.81	412	$83,930

Total repurchases during Q1-2013	412	$10.81	412	$83,930

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II—OTHER INFORMATION (Continued)

ITEM 5.	OTHER INFORMATION

Quarterly Executive Incentive Payments

There were no payments made to our executive officers under the Key Employee Bonus Plan or Performance Bonus Plan for the three months ended March 31, 2013 since the minimum financial threshold required to make any bonus payment was not achieved.

On May 3, 2013, Cypress’s Compensation Committee of the Board of Directors approved an incentive payment to Mr. Paul Keswick, our Executive Vice President of New Product Development, amounting to $9,776. The payment made to Mr. Keswick was in accordance with the terms of our Design Bonus Plan (the “DBP”). The payment was determined based upon the performance of Mr. Keswick during the first quarter of fiscal 2013. Mr. Keswick is the only named executive officer participant to the DBP as it is a bonus plan available to our design and certain product development engineers.

ITEM 6.	EXHIBITS

Incorporated by References
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

3.1	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	8-K	5/14/2010

10.1 **	2013 Performance-based Restricted Stock (“PARS”) Program.	8-K	3/22/2013

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: May 3, 2013	By:	/s/ BRAD W. Buss
Brad W. Buss
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Incorporated by References
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

3.1	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	8-K	5/14/2010

10.1 **	2013 Performance-based Restricted Stock (“PARS”) Program.	8-K	3/22/2013

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**	This exhibit is a management contract or compensatory plan or arrangement.