Form 10-Q
period 2013-06-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2013-08-02
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The total number of outstanding shares of the registrant’s common stock as of July 29, 2013 was 149,264,632.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our manufacturing strategy, our expectation regarding dividends and stock repurchases, our expectations regarding future technology transfers and other licensing arrangements, our expectations regarding the timing of our restructuring liabilities, expected payments from IV, our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; our foreign currency exposure and the impact exchange rates could have on our operating margins, the adequacy of our cash and working capital positions, the value and liquidity of our investments, including auction rate securities and our other debt investments, our ability to recognize certain unrecognized tax benefits within the next twelve months as well as the resolution of agreements with various foreign tax authorities, our investment strategy, our belief that liquidity provided by existing cash, cash equivalents and investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding our outstanding warranty liability, the impact of interest rate fluctuations on our investments, the volatility of our stock price and the impact of new accounting standards on our financial statements. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets and consumers we serve and our investments; the current credit conditions; our ability to expand our customer base, our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; our ability to achieve liquidity in our investments, the failure or success of our Emerging Technology division and/or the materialization of one or more of the risks set forth above or in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

ITEM 1.	FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 30, 2012
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$70,617	$63,203
Short-term investments	31,370	54,007
Accounts receivable, net	114,792	82,920
Inventories	98,580	127,596
Other current assets	44,508	41,082

Total current assets	359,867	368,808
Property, plant and equipment, net	262,586	274,427
Goodwill	65,696	64,194
Intangible assets, net	45,116	49,216
Other long-term assets	76,358	74,984

Total assets	$809,623	$831,629

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$58,468	$58,704
Accrued compensation and employee benefits	44,841	38,190
Deferred margin on sales to distributors	158,409	131,192
Dividends payable	16,258	15,847
Income taxes payable	4,001	6,526
Other current liabilities	77,701	98,289

Total current liabilities	359,678	348,748
Other tax liabilities	27,432	40,928
Long-term revolving credit facility	227,000	232,000
Other long-term liabilities	30,397	33,092

Total liabilities	644,507	654,768

Commitments and contingencies (Note 8)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 291,074 and 286,903 shares issued; 147,972 and 144,224 shares outstanding at June 30, 2013 and December 30, 2012, respectively	2,911	2,868
Additional paid-in-capital	2,629,297	2,612,579
Accumulated other comprehensive loss	(426)	(444)
Accumulated deficit	(372,962)	(348,533)

Stockholders’ equity before treasury stock, total	2,258,820	2,266,470
Less: shares of common stock held in treasury, at cost; 143,102 and 142,679 shares at June 30, 2013 and December 30, 2012, respectively	(2,089,997)	(2,085,570)

Total Cypress stockholders’ equity	168,823	180,900
Noncontrolling interest	(3,707)	(4,039)

Total equity	165,116	176,861

Total liabilities and equity	$809,623	$831,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands, except per-share amounts)
Revenues	$193,466	$201,300	$366,194	$386,390
Costs and expenses:
Cost of revenues	102,041	94,531	195,723	187,840
Research and development	48,804	47,946	98,134	95,914
Selling, general and administrative	48,073	51,955	93,515	112,448
Amortization of acquisition-related intangible assets	1,987	731	3,996	1,463
Restructuring costs	693	989	12,133	1,217

Total costs and expenses	201,598	196,152	403,501	398,882

Operating income (loss)	(8,132)	5,148	(37,307)	(12,492)
Interest and other income (expense), net	2,119	1	2,602	335

Income (loss) before income taxes and noncontrolling interest	(6,013)	5,149	(34,705)	(12,157)
Income tax provision (benefit)	(9,343)	517	(9,197)	2,982

Income (loss), net of taxes	3,330	4,632	(25,508)	(15,139)
Adjust for net loss attributable to noncontrolling interest	436	345	1,079	655

Net income (loss) attributable to Cypress	$3,766	$4,977	$(24,429)	$(14,484)

Net income (loss) per share attributable to Cypress:
Basic	$0.03	$0.03	$(0.17)	$(0.09)
Diluted	$0.02	$0.03	$(0.17)	$(0.09)
Cash dividend declared per share	$0.11	$0.11	$0.22	$0.22
Shares used in net income (loss) per share calculation:
Basic	147,287	151,765	146,487	152,894
Diluted	156,262	164,605	146,487	152,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
Net income (loss)	$3,330	$4,632	$(25,508)	$(15,139)

Available for sale investments
Change in net unrealized gains, net of tax benefit for the three and six months ended June 30, 2013 and July 1, 2012, respectively	(2,309)	2,326	1,080	2,520
Net gains reclassified into earnings, net of tax effects for the three and six months ended June 30, 2013 and July 1, 2012, respectively	1,079	—	(1,062)	7

Net change in cumulative translation adjustment and other, net of tax (expense) for the three and six months ended June 30, 2013 and July 1, 2012, respectively	—	—	—	—

Other comprehensive income	(1,230)	2,326	18	2,528

Comprehensive income (loss)	2,100	6,958	(25,490)	(12,611)
Adjust for net loss attributable to noncontrolling interest	436	345	1,079	655

Comprehensive income (loss) attributable to Cypress	$2,536	$7,303	$(24,411)	$(11,956)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2013	July 1, 2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(25,508)	$(15,139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	32,832	50,967
Depreciation and amortization	24,924	24,890
Deferred income taxes and other tax liabilities	(13,557)	477
Restructuring costs	12,133	1,216
Loss on sale or retirement of property and equipment, net	400	818
Other	(862)	1,612
Changes in operating assets and liabilities:
Accounts receivable	(31,872)	(22,666)
Inventories	29,785	647
Other current and long-term assets	(1,696)	(3,974)
Accounts payable and other liabilities	(15,176)	22,780
Deferred margin on sales to distributors	27,217	(1,998)

Net cash provided by operating activities	38,620	59,630

Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	47,011	60,448
Purchases of available-for-sale investments	(23,420)	(81,798)
Net employee contributions to (distribution of) deferred compensation plan	(1,821)	277
Acquisition of property, plant and equipment	(17,069)	(19,716)
Cash paid for equity investments	(4,361)	(7,203)
Proceeds from sale of equity investments	2,158	—
Other	152	8

Net cash provided by (used in) investing activities	2,650	(47,984)

Cash flows from financing activities:
Repurchase of common shares	—	(97,864)
Line of credit proceeds (repayments), net	(5,000)	203,000
Withholding of common shares for tax obligations on vested restricted shares	(4,428)	(19,984)
Payment of dividends	(31,983)	(30,510)
Proceeds from issuance of common shares under employee stock plan	15,561	9,982
Payments of equipment leases and loans, net	(6,163)	(57,725)
Payment of mortgage note	(3,254)	—
Cash received for investment in subsidiary	1,411	—

Net cash provided by (used in) financing activities	(33,856)	6,899

Net increase in cash and cash equivalents	7,414	18,545
Cash and cash equivalents, beginning of period	63,203	99,717

Cash and cash equivalents, end of period	$70,617	$118,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. We end our quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2013 and fiscal 2012 had 52 weeks. The second quarter of fiscal 2013 ended on June 30, 2013 and the second quarter of fiscal 2012 ended on July 1, 2012.

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

The condensed consolidated results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to the guidance on Comprehensive Income, to improve the reporting of reclassifications out of accumulated other income. This guidance requires entities to provide information about the amounts reclassified out of accumulated other income by component. The authoritative guidance also requires an entity to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income only if the amount reclassified is required under U.S. GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For amounts not required to be reclassified under U.S. GAAP, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted this guidance in the first quarter of fiscal 2013 and our adoption did not have a significant impact on our condensed consolidated financial statements. See Note 10 for more information.

In July 2013, the FASB issued an ASU on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice by and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exists. This guidance is effective for our interim and annual periods beginning after December 15, 2013. We do not believe that the implementation of this authoritative guidance will have any material impact on our financial position or results of operations.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 2. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying amount of goodwill at June 30, 2013 was $65.7 million, of which $33.9 million was in the Memory Products Division (“MPD”) and $31.8 million in the Programmable System Division (“PSD”). The carrying amount of goodwill at December 30, 2012 was $64.2 million, of which $32.4 million was in MPD and $31.8 million was in PSD. In the second quarter of fiscal of 2013, we increased the amount of goodwill attributable to the MPD reportable segment by $1.5 million as we had not recorded certain shares that were not tendered at the tender offering period in the fourth quarter of fiscal 2012. As management and the Audit Committee believe this adjustment is not material to any prior years’ financial statements, and the impact of correcting this error in the current quarter is not material to the current quarter’s consolidated financial statements and is not expected to be material to the full year fiscal 2013 consolidated financial statements, we recorded the adjustment in the second quarter of fiscal 2013.

The following table presents details of our intangible assets:

	As of June 30, 2013			As of December 30, 2012
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$151,773	$(107,836)	$43,937	$151,773	$(103,840)	$47,933
Non-acquisition related intangible assets	10,423	(9,244)	1,179	10,048	(8,765)	1,283

Total intangible assets	$162,196	$(117,080)	$45,116	$161,821	$(112,605)	$49,216

As of June 30, 2013, the estimated future amortization expense of these intangible assets was as follows:

(In thousands)
2013 (remaining six months)	$4,974
2014	7,413
2015	5,772
2016	5,772
2017	5,772
2018 and future	15,413

Total future amortization expense	$45,116

NOTE 3. RESTRUCTURING

For the three and six months ended June 30, 2013, we recorded restructuring charges of $0.7 million and $12.1 million, respectively. For the three and six months ended July 1, 2012, we recorded restructuring charges of $1.0 million and $1.2 million, respectively. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

Fiscal 2013 Restructuring Plan

During the first quarter of fiscal 2013, we implemented a restructuring plan to reduce operating expenses as part of our 2013 corporate priorities. The plan includes the termination of employees and the disposal of certain equipment located in our Bloomington, Minnesota facility. To date, we have recorded total restructuring charges of $11.7 million related to the Fiscal 2013 Restructuring Plan. Of the total restructuring charge, $6.7 million was related to property, plant and equipment, $4.5 million was related to personnel costs and $0.5 million was related to the amounts payable upon the termination of agreements with certain distributor representatives.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The restructuring activities related to personnel costs, which are primarily in the U.S., are summarized as follows:

(In thousands)
Balance as of December 30, 2012	$—
Provision	3,807
Cash payments	(495)

Balance as of March 31, 2013	$3,312
Provision	729
Cash payments	(1,318)

Balance as of June 30, 2013	$2,723

The restructuring liability as of June 30, 2013 under the Fiscal 2013 Restructuring Plan is primarily related to personnel costs and is expected to be paid out within the next twelve months.

Fiscal 2011/12 Restructuring Plan

In fiscal 2011, we initiated a restructuring plan which allowed us to continue to allocate and align our resources to the business units that we expect will drive future development and revenue growth (“Fiscal 2011 Restructuring Plan”). To date, we have recorded total restructuring charges of $9.1 million under the Fiscal 2011 Restructuring Plan, which was all related to personnel costs. The restructuring activities related to personnel costs, which are primarily in the U.S., are summarized as follows:

(In thousands)
Balance as of December 30, 2012	$4,506
Provision	350
Cash payments	(946)
Non-cash charges	(250)

Balance as of March 31, 2013	3,660
Cash payments	(870)
Non-cash charges	173

Balance as of June 30, 2013	$2,963

The restructuring liability as of June 30, 2013 under the Fiscal 2011 Restructuring Plan related primarily to personnel costs and is expected to be paid out within the next twelve months.

Assets Held-For-Sale

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

During the first quarter of 2013, we incurred a $6.0 million charge to write down certain equipment to the current fair value of $2.3 million. Management considered a third-party valuation in determining the fair value of this held-for-sale asset (see Note 5).

The net book value of these assets are classified as held-for-sale and included in “Other current assets” in the Condensed Consolidated Balance Sheet (see Note 4).

NOTE 4. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	June 30,	December 30,
	2013	2012
	(In thousands)
Accounts receivable, gross	$118,858	$87,050
Allowance for doubtful accounts receivable and sales returns	(4,066)	(4,130)

Total accounts receivable, net	$114,792	$82,920

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Inventories

	As of
	June 30, 2013	December 30, 2012
	(In thousands)
Raw materials	$3,834	$4,307
Work-in-process	59,964	62,603
Finished goods	34,782	60,686

Total inventories	$98,580	$127,596

Other Current Assets

	As of
	June 30, 2013	December 30, 2012
	(In thousands)
Prepaid expenses	$26,284	$21,623
Assets held-for-sale	6,880	4,630
Prepayment to Grace-current portion	3,662	7,321
Other current assets	7,682	7,508

Total other current assets	$44,508	$41,082

Prepayment to Grace

In fiscal 2011, we made certain pre-payments to Grace Semiconductor Manufacturing Corporations (“Grace”), a strategic foundry partner, to secure a certain supply of wafers. The prepayments were expected to be applied to purchases of wafers from Grace. As of June 30, 2013 and December 30, 2012, the unapplied prepayment balances were approximately $3.7 million and $7.3 million, respectively, and were recorded as part of “Other current assets” in the Consolidated Balance Sheet. In the first quarter of fiscal 2013 of the unused prepayment, Grace paid us $3.6 million, in cash. We expect to receive the remaining $3.7 million by the end of fiscal 2013.

Other Long-term Assets

	As of
	June 30, 2013	December 30, 2012
	(In thousands)
Employee deferred compensation plan	$38,751	$37,142
Investments:
Debt securities	4,506	5,504
Equity securities	10,361	7,054
Other assets	22,740	25,284

Total other long-term assets	$76,358	$74,984

Other Current Liabilities

	As of
	June 30, 2013	December 30, 2012
	(In thousands)
Employee deferred compensation plan	$37,866	$36,244
Restructuring accrual (see Note 3)	6,771	5,113
Capital lease-current portion (see Note 8)	2,257	4,849
Equipment loan-current portion (see Note 9)	2,725	2,725
Advances received from sale of ARS (see Note 5)	3,140	3,140
Customer advances	1	10,191
Other current liabilities	24,941	36,027

Total other current liabilities	$77,701	$98,289

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Long-term Liabilities

	As of
	June 30, 2013	December 30, 2012
	(In thousands)
Equipment loan–long-term portion (see Note 9)	7,398	8,756
Capital lease–long-term portion (see Note 8)	11,489	12,779
Other long-term liabilities	11,510	11,557

Total other long-term liabilities	$30,397	$33,092

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2013				As of December 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$1,646	$—	$—	$1,646	$24,187	$—	$—	$24,187
Commercial paper	—	12,500	—	12,500	—	—	—	—

Total cash equivalents	1,646	12,500	—	14,146	24,187	—	—	24,187

Short-term investments:
U.S. treasuries	—	—	—	—	10,032	—	—	10,032
Corporate notes and bonds	—	20,904	—	20,904	—	28,435	—	28,435
Federal agency	—	2,002	—	2,002	—	3,005	—	3,005
Commercial paper	—	5,995	—	5,995	—	11,694	—	11,694
Certificates of deposit	—	2,469	—	2,469	—	840	—	840
Assets held-for-sale	—	6,880	—	6,880	—	4,630	—	4,630

Total short-term investments	—	38,250	—	38,250	10,032	48,604	—	58,636

Long-term investments:
Auction rate securities	—	—	4,506	4,506	—	—	5,504	5,504
Marketable equity securities	—	—	—	—	1,054	—	—	1,054

Total long-term investments	—	—	4,506	4,506	1,054	—	5,504	6,558

Employee deferred compensation plan assets:
Cash equivalents	3,433	—	—	3,433	3,588	—	—	3,588
Mutual funds	21,640	—	—	21,640	21,207	—	—	21,207
Equity securities	6,054	—	—	6,054	5,322	—	—	5,322
Fixed income	3,928	—	—	3,928	3,732	—	—	3,732
Money market funds	3,696	—	—	3,696	3,293	—	—	3,293

Total employee deferred compensation plan assets	38,751	—	—	38,751	37,142	—	—	37,142

Total financial assets	$40,397	$50,750	$4,506	$95,653	$72,415	$48,604	$5,504	$126,523

Financial Liabilities
Employee deferred compensation plan liability	$—	$37,866	$—	$37,866	$—	$36,244	$—	$36,244

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Valuation Techniques:

There have been no changes to our valuation techniques used to measure our assets and liabilities. For a description of our valuation techniques, refer to our Form 10-K for the year ended December 30, 2012.

Sale of Auction Rate Securities

In December 2011, we entered into a settlement and securities purchase agreement (the “Securities Agreement”) with a certain financial institution which expires on November 30, 2013 As of June 30, 2013, the remaining fair value of the ARS under the Securities Agreement was approximately $3.8 million.

The fair value of our total investments in ARS was approximately $4.5 million and $5.5 million as of June 30, 2013 and December 30, 2012, respectively.

In the second quarter of fiscal 2013 and during the fourth quarter of fiscal 2012, we performed an analysis to assess the fair value of the ARS using a valuation model based on discounted cash flows. The assumptions used were the following:

	Q2-2013	Q4-2012
Years to liquidity	7	7
Discount rates *	1.08%-4.44%	0.90%-3.42%
Continued receipt of contractual interest which provides a premium spread for failed auctions	Yes	Yes

*	Discount rates incorporate a spread for both credit and liquidity risk.

Based on these assumptions, we estimated that the ARS were valued at approximately 92.0% and 93.3% of their stated par value as of June 30, 2013 and December 30, 2012, respectively. These amounts were recorded as an unrealized loss in accumulated other comprehensive loss as of June 30, 2013 and December 30, 2012, respectively.

Level 3 Investments Measured Fair Value on a Recurring Basis

The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

Auction Rate Securities
(In thousands)
Balance as of December 30, 2012	$5,504
Unrealized gain recorded in accumulated other comprehensive loss	2
Realized loss recorded in interest and other income, net	(16)
Amounts sold	(984)

Balance as of June 30, 2013	$4,506

Level 3 Assets Measured at Fair Value on a Nonrecurring Basis

As of June 30, 2013, the carrying value of our line of credit was $227.0 million. The fair value of our line of credit approximate its fair value since it bears interest rates that are similar to existing market rates that would be offered to the Company and represents a Level 2 measurement.

Investments in Equity Securities

Our investments in equity securities included long-term investments in non-marketable equity securities (investments in privately-held companies) of approximately $10.4 million and no investments in marketable equity securities (investments in publicly

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

traded companies) as of June 30, 2013 ($6.0 million investments in non-marketable equity securities and $1.1 million investments in marketable equity securities as of December 30, 2012). Our privately-held equity investments are accounted for under the cost method and are periodically reviewed for other-than-temporary declines in fair value.

In February 2012, we entered into a Stock Purchase Agreement (the “Agreement”) with a company that designs, develops and manufactures products in the area of advanced battery storage for mobile consumer devices. Of our total future planned commitment of approximately $79 million, we plan to purchase additional preferred stock of approximately $11 million in fiscal 2013, $61 million in fiscal 2014 and $7 million in fiscal 2015 subject to the attainment of certain milestones and the timing of additional capital requests which could vary substantially. As of June 30, 2013, we own less than 10% of the company. If our future commitments are fully funded, we could become their majority shareholder and consolidate the financial results of this company. On April 9, 2013 we made an additional investment in the company of $3.5 million. As of June 30, 2013, our total investment of $9.5 million was recorded as part of our investments in non-marketable equity securities.

In the second fiscal quarter of 2013, we sold our investment in a certain marketable equity security for $2.2 million, which resulted in a realized gain of $1.1 million.

There were no significant transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the six months ended June 30, 2013.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6. INVESTMENTS AND EMPLOYEE DEFERRED COMPENSATION PLAN

Available-For-Sale Securities

The following tables summarize our available-for-sale and other investments:

	As of June 30, 2013				December 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Reported as cash equivalents:
Money market funds	$1,646	$—	$—	$1,646	$24,187	$—	$—	$24,187
Commercial paper	12,500	—	—	12,500	—	—	—	—

Total cash equivalents	14,146	—	—	14,146	24,187	—	—	24,187

Reported as short-term investments:
Corporate note and bonds	20,919	1	(16)	20,904	28,430	13	(8)	28,435
Federal agency	2,002	—	—	2,002	3,005	—	—	3,005
U.S. Treasuries	—	—	—	—	10,023	9	—	10,032
Commercial paper	5,995	—	—	5,995	11,692	2	—	11,694
Certificates of deposit	2,469	—	—	2,469	840	—	—	840
Assets held-for-sale	12,866	—	(5,986)	6,880	6,913	—	(2,283)	4,630

Total short-term investments	44,251	1	(6,002)	38,250	60,903	24	(2,291)	58,636

Reported as long-term investments:
Auction rate securities (1)	4,900	—	(394)	4,506	5,900	—	(396)	5,504
Marketable equity securities	—	—	—	—	1,030	70	(46)	1,054

Total long-term investments	4,900	—	(394)	4,506	6,930	70	(442)	6,558

Total available-for-sale securities and other investments	$63,297	$1	$(6,396)	$56,902	$92,020	$94	$(2,733)	$89,381

(1)	The $0.4 million of gross unrealized losses were related to ARS and that had been in a continuous loss position for 12 months or more, as of June 30, 2013 and December 30, 2012.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2013, the contractual maturities of our available-for-sale investments and certificates of deposit were as follows (the table below does not include our investments in marketable equity securities and our assets held-for-sale):

	Cost	Fair Value
	(in thousands)
Maturing within one year	$40,498	$40,486
Maturing in one to three years	5,033	5,030
Maturing in more than three years	4,900	4,506

Total	$50,431	$50,022

Realized gains from sales of available-for-sale investments during three months ended June 30, 2013 was approximately $1.1 million (See Note 5). Realized gains from the sales of available-for-sale investments during the three months ended July 1, 2012 were not material.

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

Under the deferred compensation plan, the assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income, net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of June 30, 2013 and December 30, 2012, the fair value of the assets was $38.8 million and $37.1 million, respectively, and the fair value of the liabilities was $37.9 million and $36.2 million, respectively.

All non-cash expense and income recorded under the deferred compensation plan are included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income, net	$296	$(842)	$2,720	$1,652
Changes in fair value of liabilities recorded in:
Cost of revenues	(31)	40	(453)	(222)
Research and development expenses	(99)	89	(914)	(334)
Selling, general and administrative expenses	(145)	183	(2,006)	(1,071)

Total income (expense)	$21	$(530)	$(653)	$25

NOTE 7. STOCK-BASED COMPENSATION

Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

The following table summarizes the stock-based compensation expense, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
Cost of revenues	$3,279	$7,759	$6,897	$11,798
Research and development	6,913	5,480	11,880	12,393
Selling, general and administrative	10,203	8,991	14,055	26,776

Total stock-based compensation	$20,395	$22,230	$32,832	$50,967

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

Consolidated cash proceeds from the issuance of shares under the employee stock plans were approximately $4.0 million and $15.6 million for the three and six months ended June 30, 2013, respectively, and $3.8 million and $10.0 million for the three and six months ended July 1, 2012, respectively. We did not recognize a tax benefit from stock option exercises for the three and six months ended June 30, 2013 or July 1, 2012.

As of June 30, 2013 and December 30, 2012, stock-based compensation capitalized in inventories totaled $3.6 million and $2.8 million, respectively.

The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
Stock options	$1,971	$2,272	$4,415	$3,923
Restricted stock units and restricted stock awards	16,394	17,029	21,785	41,897
Employee Stock Purchase Plan (“ESPP”)	2,030	2,929	6,632	5,147

Total stock-based compensation expense	$20,395	$22,230	$32,832	$50,967

The following table summarizes the unrecognized stock-based compensation expense, net of estimated forfeitures, by type of awards:

	As of June 30, 2013	Weighted- Average Amortization Period
	(In thousands)	(In years)
Stock options	$15,755	2.24
Restricted stock units and restricted stock awards	65,443	1.13
ESPP	3,308	0.53

Total unrecognized stock-based compensation balance	$84,506	1.31

Valuation Assumptions

We estimated the fair value of the stock options and ESPP using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Expected life	0.5-7.27 years	2.2-6.2 years	0.5-7.27 years	1.2-6.2 years
Volatility	38.37%-46.3%	45.8%-49.6%	38.35%-46.3%	42.9%-49.6%
Risk-free interest rate	0.08%-1.13%	0.3%-1.0%	0.08%-1.13%	0.2%-1.5%
Dividend yield	4.15%	3.3%	4.15%-4.18%	2.8%-3.3%

The fair value of the restricted stock units and the restricted stock awards was based on our stock price on the date of grant.

Equity Incentive Program

As of June 30, 2013, approximately 7.4 million stock options or 3.9 million restricted stock units and restricted stock awards were available for grant under the Amended and Restated 1994 Stock Plan and the 2012 Incentive Award Plan.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options:

The following table summarizes our stock option activities:

	Shares	Weighted- Average Exercise Price Per Share
	(In thousands, except per-share amounts)
Options outstanding as of December 30, 2012	22,760	$7.25
Granted	284	$10.26
Exercised	(994)	$4.64
Forfeited or expired	(720)	$11.11

Options outstanding as of March 31, 2013	21,330	$7.31
Granted	3,272	$11.53
Exercised	(765)	$5.23
Forfeited or expired	(427)	$12.24

Options outstanding as of June 30, 2013	23,410	$7.88

Options exercisable as of June 30, 2013	15,051	$5.85

The weighted-average grant-date fair value of the options granted during the three and six months ended June 30, 2013 was $2.67 and $2.65, respectively. The weighted-average grant-date fair value of the options granted during the three and six months ended July 1, 2012 was $3.86 and $4.02, respectively.

The aggregate intrinsic value of the options outstanding and options exercisable as of June 30, 2013 was approximately $87.2 million and $82.1 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of June 30, 2013 and do not include substantial tax payments.

The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was $4.3 million and $10.3 million during three and six months ended June 30, 2013, respectively, and $8.9 million and $23.1 million during three and six months ended July 1, 2012, respectively

The total number of exercisable in-the-money options was approximately 13.4 million shares as of June 30, 2013.

As of June 30, 2013, stock options vested and expected to vest totaled approximately 22.2 million shares, with a weighted-average remaining contractual life of 4.3 years and a weighted-average exercise price of $7.68 per share. The aggregate intrinsic value was approximately $86.6 million.

Restricted Stock Units and Restricted Stock Awards:

The following table summarizes our restricted stock unit and restricted stock award activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of December 30, 2012	7,887	$14.52
Granted	5,456	$11.08
Released	(1,366)	$10.45
Forfeited	(3,019)	$15.12

Balance as of March 31, 2013	8,958	$12.31
Granted	1,001	$11.41
Released	(384)	$10.71
Forfeited	(242)	$14.78

Balance as of June 30, 2013	9,333	$12.25

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The 9.3 million outstanding restricted stock units and awards as of June 30, 2013 included approximately 4.5 million of performance-based restricted stock units (“PARS”). For more information regarding the performance milestones, refer to our Form 10-Q for the quarter ended March 31, 2013.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2018. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values at the time of the extension.

As of June 30, 2013, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2013 (remaining six months)	$3,589
2014	6,713
2015	5,732
2016	3,840
2017	3,208
2018 and thereafter	2,363

Total	$25,445

Capital Lease

In 2011, we entered into a capital lease agreement which allows us to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. Assets purchased under the capital lease are included in “Property, plant and equipment, net” as manufacturing equipment and the amortization is included in depreciation. As of June 30, 2013, the gross value and net book value of manufacturing equipment purchased under a capital lease was approximately $20.5 million and $17.0 million, respectively. As of June 30, 2013, the total minimum lease payments under our capital leases amounted to approximately $13.7 million.

Future minimum payments, by year and in the aggregate, under the capitalized lease consist of the following:

Fiscal Year	(In thousands)
2013 (remaining six months)	$1,473
2014	2,936
2015	2,936
2016	6,581
2017	599
Total minimum lease payments	14,525
Less: amount representing interest	779

Total	$13,746

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents our warranty reserve activities:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
Beginning balance	$3,360	$3,056	$3,360	$3,085
Settlements made	(223)	(41)	(374)	(506)
Provisions	223	76	374	512

Ending balance	$3,360	$3,091	$3,360	$3,091

Equity Investment Commitments

As disclosed in Note 5, we have committed to purchase additional preferred stock from a company that works in the area of advanced battery storage. Of our total commitment of $79 million, we plan to purchase additional preferred stock of approximately $11 million in fiscal 2013. We plan to potentially invest $61 million in fiscal 2014 and $7 million in fiscal 2015 subject to the attainment of certain milestones and the timing of additional capital requests which could vary substantially. On April 9, 2013 we made an additional investment in the company of $3.5 million. As of June 30, 2013, our total investment of $9.5 million was recorded as part of our investments in non-marketable equity securities.

Litigation and Asserted Claims

On June 7, 2013, the ITC issued its final determination in its pending investigation of GSI Technology, Inc., finding no violation of the Tariff Act by GSI with respect to four of our U.S. patents, and concluding that the asserted claims of the ‘805 patent were invalid. We believe strongly in the merits of our patent infringement claims, and intend to take the steps necessary to protect our intellectual property. Now that the ITC has concluded its investigation, we expect our five-patent infringement case against GSI’s static random access memory (“SRAM”) technology in the United States District Court of Minnesota to be unstayed in the near future. In addition to our claims in Minnesota, we have filed a five patent infringement case in the Northern District of California. We are seeking damages as well as injunctive relief in both the Northern California and Minnesota actions.

With respect to the civil antitrust case filed by GSI in the United States District Court for the Northern California, we remain engaged in the discovery stage of this case. Aside from injunctive relief, GSI has made no specific monetary demand in the antitrust matter. Accordingly, the possible range of monetary loss that might be demanded in the future in the matter, if any, is unknown at this time. We believe we have meritorious defenses to the allegations set forth in the GSI civil antitrust complaint and we will vigorously defend ourselves in that matter.

With respect to the litigation stemming from our acquisition of Ramtron, both the Dent and the Weber shareholder litigation case remain inactive. We have motions to dismiss pending in each of those cases. We believe strongly that these cases are without merit, and in the event either plaintiff chooses to take further action, we will defend ourselves vigorously. Because the case is at a very early stage and no specific monetary demand has been made, it is not possible for us to estimate the potential loss or range of potential losses for either case.

On December 11, 2012, LongPath Capital, LLC (“LongPath”) filed an appraisal petition with the Court of Chancery in the State of Delaware in connection with our acquisition of Ramtron. Specifically, the petition seeks an appraisal of the fair value of the common stock shares held by LongPath, and an order that Ramtron pay such fair value, plus interest and attorney’s fees. We believe LongPath’s petition is without merit and we intend to defend this matter vigorously. Since the time of our last filing, we have paid LongPath the $3.10 purchase price for its approximate 470,000 shares of common stock. Because the case is at a very early stage and LongPath has not demanded a specific valuation, it is not possible for us to estimate the potential exposure for this matter.

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

NOTE 9. DEBT AND EQUITY TRANSACTIONS

Mortgage Note

As part of our acquisition of Ramtron, we acquired a loan facility with a lender. On June 3, 2013, we paid the remaining $3.3 million balance of the mortgage note.

Senior Secured Revolving Credit Facility

Outstanding amounts under our five-year senior secured revolving credit facility (“Credit Facility”) may be repaid prior to maturity without penalty and are mandatory for certain asset sales and casualty events. The Credit Facility contains certain covenants for similarly rated companies, including: 1) maximum senior secured leverage ratio of 2.00 to 1.00, 2) maximum total leverage ratio of

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3.50 to 1.00 through June 30, 2013 and 3.00 to 1.00 thereafter, 3) minimum fixed charge coverage ratio of 1.20 to 1.00, and 4) minimum liquidity of at least $150 million. Borrowings are collaterized by substantially all assets of the Company. In the second quarter of fiscal 2013, the Company repaid $5.0 million of the outstanding borrowing. At June 30, 2013, our remaining outstanding borrowings of $227.0 million were recorded as part of long-term liabilities and are presented as “Long-term revolving credit facility” in the Condensed Consolidated Balance Sheet. As of June 30, 2013 and December 30, 2012, we were in compliance with all of the financial covenants under the Credit Facility.

Equipment Loans

In December 2011, we obtained equipment loans from a certain financial institution for an aggregate amount of approximately $14.1 million and are collateralized by certain manufacturing equipment. Of the $10.1 million outstanding balance as of June 30, 2013, approximately $2.7 million was recorded as part of “Other current liabilities” and $7.4 million was recorded as part of “Other long-term liabilities” in the Condensed Consolidated Balance Sheet. The fair value was estimated using a discounted cash flow analysis using factors, such as present value factors and risk-free interest rates based on the U.S. Treasury yield curve.

The schedule of principal payments under our equipment loans is as follows:

Fiscal Year	(In thousands)
2013 (remaining six months)	$1,380
2014	2,825
2015	2,915
2016	3,003

Total	$10,123

Stock Buyback Program:

$400 Million Program Authorized in Fiscal 2011

For the three months ended June 30, 2013, repurchases made under this program were immaterial. Since we announced our $400 million stock buyback program in September 2011 through the end of the second quarter of fiscal 2013, we used approximately $316.2 million from this program to repurchase approximately 23.5 million shares at an average share price of $13.44. As of June 30, 2013, the total remaining dollar value of the shares that may be repurchased under the program was approximately $83.8 million.

Dividends

On May 10, 2013, our Board of Directors approved a cash dividend of $0.11 per share payable to holders of record of our common stock at the close of business day on June 27, 2013. This cash dividend was paid on July 18, 2013 and totaled approximately $16.3 million which was accrued for in the second quarter of fiscal 2013 and shown as “Dividends payable” in the Condensed Consolidated Balance Sheet as of June 30, 2013.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss were as follows:

	Net unrealized gains (loss) on investments	Cumulative translation adjustment and other	Accumulated other comprehensive loss (income)
Balance as of December 30, 2012 (1)	$(450)	$6	$(444)
Other comprehensive income attributable to Cypress	18	—	18

Balance as of June 30, 2013	$(432)	$6	$(426)

(1)	For defined benefit pension items, please see Note 16, Employee Benefit Plan, in our Consolidated Financial Statements, in our Annual Report on Form 10-K for the year ended December 30, 2012.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11. FOREIGN CURRENCY DERIVATIVES

The aggregate notional and fair value of outstanding forward contracts to hedge the risks associated with foreign currency denominated assets and liabilities as of June 30, 2013 and December 30, 2012 was not material to our consolidated financial statements.

NOTE 12. INCOME TAXES

Our income tax benefit was $9.3 million for the three months ended June 30, 2013 and tax expense was $0.5 million for the three months ended July 1, 2012. Our income tax benefit was $9.2 million and tax expense was $3.0 million for the six months ended June 30, 2013 and July 1, 2012, respectively. The tax benefit for the second quarter and first half of fiscal 2013 was primarily attributable to a release of previously accrued taxes and interest due to the expired statutes of limitations in foreign jurisdictions, offset by non-U.S. taxes on income earned in foreign jurisdictions. The tax expense for the second quarter and first half of fiscal 2012 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, offset by a release of previously accrued taxes and interest due to the expired statutes of limitations in foreign jurisdictions.

Unrecognized Tax Benefits

As of June 30, 2013 and December 30, 2012, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $18.6 million and $28.2 million, respectively.

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

Classification of Interest and Penalties

Our policy is to classify interest and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of June 30, 2013 and December 30, 2012, the amount of accrued interest and penalties totaled $6.0 million and $11.6 million, respectively.

NOTE 13. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
	(In thousands, except per-share amounts)
Net income (loss) attributable to Cypress	$3,766	$4,977	$(24,429)	$(14,484)
Weighted-average common shares	147,287	151,765	146,487	152,894
Weighted-average diluted shares	156,262	164,605	146,487	152,894
Net income (loss) per share—basic	$0.03	$0.03	$(0.17)	$(0.09)
Net income (loss) per share—diluted	$0.02	$0.03	$(0.17)	$(0.09)

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three and six months ended June 30, 2013, approximately 7.6 million and 7.7 million weighted common stock equivalents, respectively, were excluded in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.

For the three and six months ended July 1, 2012, approximately 7.2 million and 18.5 million weighted common stock equivalents, respectively, were excluded in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.

NOTE 14. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

We design, develop, manufacture and market a broad range of programmable system solutions for various markets including consumer, computation, data communications, automotive and industrial. During the fourth quarter of fiscal 2012 we acquired Ramtron which is included in our Memory Products Division. In addition, as part of our continued efforts to better allocate key management resources and to focus on our core markets, during the first quarter of fiscal 2013, we realigned our Data Communications Division to include our module solutions including Trackpad and Ovation™ Optical Navigation Sensors (“ONS”), which were previously included in our Programmable Systems Division. We evaluate our reportable business segments in accordance with the accounting guidance. We operate in the following four reportable business segments:

Business Segments	Description

MPD: Memory Products Division	A division that focuses on our four static random access memory (“SRAM”) business units, non-volatile memory’s, general-purpose programmable clocks and process technology licensing.

DCD: Data Communications Division	A division focused on USB controllers and WirelessUSB™ for handsets, PCs, industrial, consumer and tablets. Also includes Trackpad module solutions focused on the notebook and adjacent markets.

PSD: Programmable Systems Division	A division focusing primarily on our PSoC® and PSoC-based products. This business segment focuses on (1) the PSoC platform family of devices including PSoC 1, PSoC 3, PSoC 4 and PSoC 5 and all derivatives, (2) PSoC-based user interface products such as CapSense® touch-sensing and TrueTouch® touchscreen products, (3) and automotive products and certain legacy products.

ETD: Emerging Technologies Division	Our “startup” division, which includes AgigA Tech Inc. and Deca Technologies Inc., all majority-owned subsidiaries of Cypress and our foundry services business.

Revenue:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
	(In thousands)
Programmable Systems Division	$81,320	$93,248	$146,825	$172,819
Memory Products Division	88,127	82,949	170,356	164,828
Data Communications Division	21,296	23,273	44,043	45,184
Emerging Technologies Division	$2,723	$1,830	$4,970	$3,559

Total revenue	$193,466	$201,300	$366,194	$386,390

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Income (Loss) before Income Taxes:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
	(In thousands)
Programmable Systems Division	$(2,159)	$5,048	$(17,009)	$3,055
Memory Products Division	30,001	33,117	56,004	64,616
Data Communications Division	(697)	(1,337)	(2,980)	(3,437)
Emerging Technologies Division	(4,891)	(5,929)	(9,483)	(12,375)
Unallocated items:
Stock-based compensation	(20,395)	(22,230)	(32,832)	(50,967)
Patent license fee	—	—	—	(7,100)
Amortization of acquisition-related intangibles	(1,987)	(731)	(3,996)	(1,463)
Restructuring charges	(693)	(989)	(12,133)	(1,217)
Changes in value of deferred compensation plan	21	(530)	(653)	25
Impairment of assets and other	(5,213)	(1,270)	(11,623)	(3,294)

Income (loss) before income taxes	$(6,013)	$5,149	$(34,705)	$(12,157)

Depreciation:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
	(In thousands)
Programmable Systems Division	$3,701	$4,881	$7,222	$9,058
Memory Products Division	3,958	4,380	8,247	8,673
Data Communications Division	1,015	1,300	2,232	2,497
Emerging Technologies Division	$1,363	$1,107	$2,691	$2,122

Total depreciation	$10,037	$11,668	$20,392	$22,350

Geographical Information

The following table presents our revenues by geographical locations:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
	(In thousands)
United States	$17,997	$27,846	$39,155	$55,034
Europe	20,068	18,933	38,708	42,306
Asia:
China	82,324	85,866	151,309	159,807
South Korea	31,635	26,702	57,456	48,133
Japan	15,432	18,430	29,963	35,079
Rest of the World	$26,010	$23,523	$49,603	$46,031

Total revenue	$193,466	$201,300	$366,194	$386,390

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	June 30,	December 30,
	2013	2012
	(In thousands)
United States	$159,915	$180,139
Philippines	82,203	73,091
Other	20,468	21,197

Total property, plant and equipment, net	$262,586	$274,427

We track our assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, our chief operating decision maker does not review asset information on a segment basis.

Customer Information

Outstanding accounts receivable from three of our distributors, accounted for 14%, 13% and 11% of our consolidated accounts receivable as of June 30, 2013. Outstanding accounts receivable from three of our distributors, accounted for 12%, 12% and 10% of our consolidated accounts receivable as of December 30, 2012.

Revenue generated through three of our distributors accounted for 14%, 11% and 11% of our consolidated revenue for the three months ended June 30, 2013. Revenue generated through three of our distributors accounted for 13%, 11% and 10% of our consolidated revenue for the six months ended June 30, 2013. One end customer purchases our products from certain of our distributors. Shipments made by our distributors to this mobile phone end customer during the three and six months ended June 30, 2013 accounted for 15% and 14% of our consolidated revenue.

Revenue generated through three of our distributors accounted for 12%, 12% and 12% of our consolidated revenue for the three months ended July 1, 2012. Revenue generated through three of our distributors accounted for 13%, 11% and 11% of our consolidated revenue for the six months ended July 1, 2012. One end customer purchases our products from certain of our distributors. Shipments made by our distributors to this mobile phone end customer during the three and six months ended July 1, 2012 accounted for 12% and 12% of our consolidated revenue.

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

EXECUTIVE SUMMARY

General

Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and exceptional system value. Our offerings include the flagship Programmable System-on-Chip (“PSoC®”) families and derivatives such as CapSense® touch sensing and TrueTouch® solutions for touchscreens. We are the world leader in universal serial bus (“USB”) controllers. We are also a leader in high-performance memories and programmable timing devices. We serve numerous markets including consumer, mobile handsets, computation, data communications, automotive, industrial and military.

During the fourth quarter of fiscal 2012 we acquired Ramtron which is included in our Memory Products Division. In addition, as part of our continued efforts to better allocate key management resources and to focus on our core markets, during the first fiscal quarter of 2013, we realigned our Data Communications Division to include our module solutions including Trackpad and Ovation™ Optical Navigation Sensors (“ONS”), which were previously included in our Programmable Systems Division. We evaluate our reportable business segments in accordance with the accounting guidance. We operate in the following four reportable business segments:

Business Segments	Description

MPD: Memory Products Division	A division that focuses on our four static random access memory (“SRAM”) business units, non-volatile memory’s, general-purpose programmable clocks and process technology licensing

DCD: Data Communications Division	A division focused on USB controllers and WirelessUSB™ for handsets, PCs, industrial, consumer and tablets. Also includes Trackpad module solutions focused on the notebook and adjacent markets.

PSD: Programmable Systems Division	A division focusing primarily on our PSoC® and PSoC-based products. This business segment focuses on (1) the PSoC platform family of devices including PSoC 1, PSoC 3, PSoC 4 and PSoC 5 and all derivatives, (2) PSoC-based user interface products such as CapSense® touch-sensing and TrueTouch® touchscreen products, (3) and automotive products and certain legacy products.

ETD: Emerging Technologies Division	Our “startup” division, which includes AgigA Tech Inc. and Deca Technologies Inc., all majority-owned subsidiaries of Cypress and our foundry services business.

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

.Results of Operations

Revenues

The following table summarizes our consolidated revenues by segments under the new reporting structure:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
Programmable Systems Division	$81,320	$93,248	$146,825	$172,819
Memory Products Division	88,127	82,949	170,356	164,828
Data Communications Division	21,296	23,273	44,043	45,184
Emerging Technologies Division	$2,723	$1,830	$4,970	$3,559

Total revenue	$193,466	$201,300	$366,194	$386,390

Programmable Systems Division:

Revenues from the Programmable Systems Division decreased by $11.9 million in the second quarter of fiscal 2013 and $26.0 million in the first half of fiscal 2013, or approximately 12.8% and 15.0%, respectively, compared to the same prior-year periods. The decreases were primarily attributable to a decline in sales of our TrueTouch® touchscreen products and a decrease in sales of certain legacy communication products. The decrease in our TrueTouch® revenue stream was primarily due to a decrease in revenue from our handset customers and lower average selling prices.

Memory Products Division:

Revenues from the Memory Products Division increased by approximately $5.2 million in the second quarter of fiscal 2013 and $5.5 million in the first half of fiscal 2013, or approximately 6.2% and 3.4%, respectively, compared to the same prior-year periods. The increases in MPD revenue were primarily attributable to an increase in revenue of our non-volatile products due to the Ramtron acquisition, partially offset by declines in sales of our SRAMs.

Data Communications Division:

Revenues from the Data Communications Division decreased by $2.0 million in the second quarter of fiscal 2013 and $1.1 million in the first half of fiscal 2013, or approximately 8.5% and 2.5%, respectively, compared to the same prior-year periods primarily due to the decreases in sales of our USB-related products partially offset by increases in sales of our trackpad modules due to the continued sales ramp.

Emerging Technologies Division:

Revenues from Emerging Technologies Division increased by $0.9 million in the second quarter of fiscal 2013 and $1.4 million in the first half of fiscal 2013, respectively, compared to the same prior-year periods primarily due to the overall increase in demand as certain of our Emerging Technologies have increased their production. This increase was partially offset by the loss in revenue from Cypress Envirosystems as we have divested this subsidiary in fiscal 2012.

Cost of Revenues/Gross Margins

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
Cost of revenues	$102,041	$94,531	$195,723	$187,840
Gross margin	47.3%	53.0%	46.6%	51.4%

Gross margin percentage decreased to 47.3% in the second quarter of fiscal 2013 from 53.0% in the second quarter of fiscal 2012 and decreased to 46.6% in the first half of fiscal 2013 from 51.4% in the first half of fiscal 2012. In the second quarter and the first half of fiscal 2013, gross margin decreased by 5.7 and 4.8 percentage points, respectively, primarily due to product and customer mix, and certain manufacturing expenses related to Ramtron. Additionally, in the first half of fiscal 2013, gross margin also decreased due to lower utilization in our factories.

Research and Development (“R&D”) Expenses

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
R&D expenses	$48,804	$47,946	$98,134	$95,914
As a percentage of revenues	25.2%	23.8%	26.8%	24.8%

R&D expenditures increased by $0.9 million in the second quarter of fiscal 2013 compared to the same prior-year period. The increase was primarily attributable to an increase in indirect labor expenses, particularly stock-based compensation expense of $1.5 million, and variable bonus-related expense, of $1.4 million, partially offset by a decrease in purchased technology of $1.3 million. As a percentage of revenues, R&D expenses were higher in the second quarter of fiscal 2013 driven by the decrease in total revenues in the same quarter.

R&D expenditures increased by $2.2 million in the first half of fiscal 2013 compared to the same prior-year period. The increase was primarily attributable to an increase in indirect labor expenses, particularly variable bonus-related expenses, of $3.7 million, and an increase in professional services of $2.3 million. These increases were partially offset by decreases in purchased technology of $1.6 million and outside services of $1.3 million. As a percentage of revenues, R&D expenses were higher in the first half of fiscal 2013 driven by the decrease in total revenues in the same period.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
SG&A expenses	$48,073	$51,955	$93,515	$112,448
As a percentage of revenues	24.8%	25.8%	25.5%	29.1%

SG&A expenses decreased by $3.9 million in the second quarter of fiscal 2013 compared to the same prior-year period. The decrease was primarily attributable to a $2.0 million decrease in fixed asset write-offs, $1.2 million decrease in marketing and advertising expenses, $0.9 million decrease in charitable donations, and decreased travel expenses of $0.8 million. These decreases were partially offset by an increase in indirect labor expenses, particularly variable bonus-related expenses.

SG&A expenses decreased by $18.9 million in the first half of fiscal 2013 compared to the same prior-year period. The decrease was primarily attributable to a $12.7 million decrease in stock-based compensation expense related to our performance-based stock awards, a $2.0 million decrease in fixed asset write-offs, $1.2 million decrease in marketing and advertising expenses, $0.6 million decrease in charitable donations, and decreased travel expenses of $1.4 million partially offset by an increase in variable related-bonus expenses of $2.0 million. As a percentage of revenues, SG&A expenses were lower in the second quarter and first half of fiscal 2013 driven by a company-wide effort to reduce overall operating expenses.

Amortization of acquisition-related intangible assets

For the three and six months ended June 30, 2013, we recorded amortization expense of acquisition-related intangibles assets of $2.0 million and $4.0 million, respectively. The increase in the amortization expense is related to the increase in acquisition-related intangible assets related to the acquisition of Ramtron in the fourth fiscal quarter of 2012.

Restructuring

For the three and six months ended June 30, 2013, we recorded restructuring charges of $0.7 million and $12.1 million, respectively. For the three and six months ended July 1, 2012, we recorded restructuring charges of $1.0 million and $1.2 million, respectively. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.

Fiscal 2013 Restructuring Plan

During the first quarter of fiscal 2013, we implemented a restructuring plan to reduce operating expenses as part of our 2013 corporate priorities. The plan includes the termination of employees and the disposal of certain equipment located in our Bloomington, Minnesota facility. To date, we have recorded total restructuring charges of $11.7 million related to the Fiscal 2013 Restructuring Plan. Of the total restructuring charges, $6.7 million was related to property, plant and equipment, $4.5 million was related to personnel costs and $0.5 million was related to the amounts payable upon the termination of agreements with certain distributor representatives.

The restructuring activities related to personnel costs, which are primarily in the U.S., are summarized as follows:

(In thousands)
Balance as of December 30, 2012	$—
Provision	3,807
Cash payments	(495)

Balance as of March 31, 2013	$3,312
Provision	729
Cash payments	(1,318)

Balance as of June 30, 2013	$2,723

The restructuring liability as of June 30, 2013 under the Fiscal 2013 Restructuring Plan is primarily related to personnel costs and is expected to be paid out within the next twelve months.

Fiscal 2011/12 Restructuring Plan

In fiscal 2011, we initiated a restructuring plan which allowed us to continue to allocate and align our resources to the business units that we expect will drive future development and revenue growth (“Fiscal 2011 Restructuring Plan”). To date, we have recorded total restructuring charges of $9.1 million under the Fiscal 2011 Restructuring Plan, which was all related to personnel costs. The restructuring activities related to personnel costs, which are primarily in the U.S., are summarized as follows:

(In thousands)
Balance as of December 30, 2012	$4,506
Provision	350
Cash payments	(946)
Non-cash charges	(250)

Balance as of March 31, 2013	3,660
Cash payments	(870)
Non-cash charges	173

Balance as of June 30, 2013	$2,963

The restructuring liability as of June 30, 2013 under the Fiscal 2011 Restructuring Plan related primarily to personnel costs and is expected to be paid out within the next twelve months.

Assets Held-For-Sale

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

During the first quarter of 2013, we incurred a $6.0 million charge to write down certain equipment to the current fair value of $2.3 million. Management considered a third-party valuation in determining the fair value of this held-for-sale asset.

Income Taxes

Our income tax benefit was $9.3 million for the three months ended June 30, 2013 and tax expense was $0.5 million for the three months ended July 1, 2012. Our income tax benefit was $9.2 million and tax expense was $3.0 million for the six months ended June 30, 2013 and July 1, 2012, respectively. The tax benefit for the second quarter and first half of fiscal 2013 was primarily attributable to a release of previously accrued taxes and interest due to the expired statutes of limitations in foreign jurisdictions, offset by non-U.S. taxes on income earned in foreign jurisdictions. The tax expense for the second quarter and first half of fiscal 2012 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, offset by a release of previously accrued taxes and interest due to the expired statutes of limitations in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information regarding our cash and investments and working capital:

	As of
	June 30, 2013	December 30, 2012
	(In thousands)
Cash and cash equivalents	$70,617	$63,203
Short-term investments	31,370	54,007

Total cash, cash equivalents and short-term investments	$101,987	$117,210

Total current assets	$359,867	$368,808
Total current liabilities	359,678	348,748

Working capital	$189	$20,060

Key Components of Cash Flows

	Six Months Ended
	June 30, 2013	July 1, 2012
	(In thousands)
Net cash provided by operating activities	$38,620	$59,630
Net cash provided by (used in) investing activities	$2,650	$(47,984)
Net cash provided by (used in) financing activities	$(33,856)	$6,899

Six Months Ended June 30, 2013:

During the six months ended June 30, 2013, cash and cash equivalents increased by approximately $7.4 million primarily due to the cash we generated from our operating and investing activities of approximately $38.6 million and $2.7 million, respectively. This increase was partially offset by the $33.9 million cash we used in our financing activities, principally related to our dividend payments of $32.0 million and our net repayment of our revolver of $5.0 million.

Operating Activities

The $38.6 million cash generated from our operating activities during the six months ended June 30, 2013 was primarily due to $55.9 million in net favorable non-cash adjustments to our net loss, decrease in net inventories, an increase in deferred margin on sales to distributors, partially offset by an increase in accounts receivable, and a decrease in accrued liabilities and other liabilities.

The key changes in our working capital as of June 30, 2013 compared to December 30, 2012 were as follows:

•	Total cash, cash equivalents and short-term investments decreased by $15.2 million primarily due to our cash dividend.

•	Accounts receivable increased by $31.9 million primarily due to an increase in distributor shipments.

•	Deferred margin on sales to distributors increased by $27.2 million due to an increase in distributor shipments.

•

Inventories decreased by $29.8 million compared to December 30, 2012 due in part to reduced wafer starts to manage our production and an increase in distributor shipments in the latter-half of the quarter.

Investing Activities

During the six months ended June 30, 2013, we generated approximately $2.7 million of cash from our investing activities primarily due to $47.0 million the sales or maturities of investments totaling, partially offset by $23.4 million used for purchases of available-for-sale investments, $17.1 million of cash used for property and equipment expenditures and $4.4 million cash paid as an additional investment in certain non-marketable equity securities.

Financing Activities

During the six months ended June 30, 2013, we used approximately $33.9 million of cash from our financing activities primarily related to $32.0 million for our dividend payment, $6.2 million of cash used to repay equipment leases and loan, $5.0 million of cash used to partially repay our revolver, and $3.3 million to pay off the remaining mortgage note related to the Ramtron acquisition. These decreases were partially offset by net proceeds from the issuance of common shares under our employee stock plans of $15.6 million.

Six Months Ended July 1, 2012:

Operating Activities

The $59.6 million cash generated from our operating activities during the six months ended July 1, 2012 was primarily due to $80.0 million in net favorable non-cash adjustments to our net loss, an increase in accounts payable and other liabilities, partially offset by the increase in accounts receivable, an increase in other current and long-term assets and a decrease in deferred income on sales to distributors.

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

Liquidity and Contractual Obligations

Liquidity

Stock Buyback Programs:

On September 20, 2011, our Board of Directors authorized a $400 million stock buyback program. For the three months ended June 30, 2013, repurchases made under this program were immaterial. As of June 30, 2013, the total remaining dollar value of the shares that may be repurchased under the program was approximately $83.8 million.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2013:

	Total	2013	2014 and 2015	2016 and 2017	After 2017
	(In thousands)
Purchase obligations (1)	$90,323	$83,448	$6,875	$—	$—
Operating lease commitments	25,445	3,589	12,445	7,048	2,363
Capital lease commitments	14,525	1,473	5,872	7,180	—
Patent license fee commitments (2)	5,880	—	—	5,880	—

Total contractual obligations	$136,173	$88,510	$25,192	$20,108	$2,363

(1)	Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.
(2)	On April 30, 2012, we entered into a patent license agreement whereby we have committed to pay a total patent license fee of $14.0 million in fiscal 2012. We have also committed to pay another $5.9 million on or before April 30, 2016 representing fees for future purchases of patents and patent related services.

As of June 30, 2013, our unrecognized tax benefits were $18.6 million, which were classified as long-term liabilities. We believe it is possible that we may recognize approximately $2.5 million to $3.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Equity Investment Commitments

As disclosed in Note 5 of Notes to Condensed Consolidated Financial Statements under Part I, Item 1—Financial Statements, we have committed to purchase additional preferred stock from a company that works in the area of advanced battery storage in a series of subsequent closings subject to certain performance milestones that must be fulfilled within a defined and agreed upon timeline. Of our total commitment of $79 million, we plan to purchase additional preferred stock of approximately $11 million in fiscal 2013. We plan to invest $61 million in fiscal 2014 and $7 million in fiscal 2015 subject to the attainment of certain milestones and the timing of additional capital requests which could vary substantially.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents, debt securities and the repayment of our short-term debt, the purchase of our stock through our stock buyback program and payments of regularly scheduled cash dividends. As of June 30, 2013, in addition to $70.6 million in cash and cash equivalents, we had $31.4 million invested in short-term investments for a total cash, cash equivalents and short-term investment position of $102.0 million that is available for use in our current operations.

As of June 30, 2013, approximately 33% of our cash, cash equivalents and available-for-sale investments are held in offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.

We believe that liquidity provided by existing cash, cash equivalents and available-for-sale investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements; we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. In addition we may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives including the acquisition of other companies and provide us with additional flexibility to take advantage of other business opportunities that arise.

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended
	June 30, 2013	July 1, 2012
	(In thousands, except per share amounts)
Non-GAAP gross margin	$102,737	$114,802
Non-GAAP research and development expenses	$41,766	$42,555
Non-GAAP selling, general and administrative expenses	$37,467	$41,144
Non-GAAP operating income	$23,504	$31,104
Non-GAAP net income attributable to Cypress	$21,635	$30,298
Non-GAAP net income per share attributable to Cypress—diluted	$0.14	$0.18

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

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended
	June 30, 2013	July 1, 2012
	(In thousands, except per share amounts)
GAAP gross margin	$91,425	$106,769
Stock-based compensation expense	3,279	7,759
Changes in value of deferred compensation plan	31	(40)
Acquisition-related expenses	1,321	—
Impairment of assets and other	6,681	314

Non-GAAP gross margin	$102,737	$114,802

GAAP research and development expenses	$48,804	$47,946
Stock-based compensation expense	(6,913)	(5,480)
Changes in value of deferred compensation plan	(99)	89
Acquisition-related expenses	(26)	—

Non-GAAP research and development expenses	$41,766	$42,555

GAAP selling, general and administrative expenses	$48,073	$51,955
Stock-based compensation expense	(10,203)	(8,991)
Changes in value of deferred compensation plan	(145)	183
Acquisition-related expenses	(98)	(2,003)
Impairment of assets and other	(160)	—

Non-GAAP selling, general and administrative expenses	$37,467	$41,144

GAAP operating income (loss)	$(8,132)	$5,148
Stock-based compensation expense	20,395	22,230
Changes in value of deferred compensation plan	275	(312)
Acquisition-related expenses	3,432	2,734
Impairment of assets and other	6,841	315
Restructuring charges	693	989

Non-GAAP operating income	$23,504	$31,104

GAAP net income attributable to Cypress	$3,766	$4,977
Stock-based compensation	20,395	22,230
Changes in value of deferred compensation plan	(21)	530
Acquisition-related expenses	3,432	2,734
Impairment of assets and other	5,763	315
Restructuring charges	693	989
Tax and tax-related items	(12,393)	(1,477)

Non-GAAP net income attributable to Cypress	$21,635	$30,298

GAAP net income per share attributable to Cypress-diluted	$0.02	$0.03
Stock-based compensation expense and other	0.13	0.14
Acquisition-related expenses	0.02	0.02
Impairment of assets and other	0.04	—
Restructuring charges	0.01	0.01
Tax and tax-related items	(0.08)	(0.01)
Non-GAAP share count adjustment	—	(0.01)

Non-GAAP net income attributable to Cypress-diluted	$0.14	$0.18

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ISSUER PURCHASES OF EQUITY SECURITIES

On September 20, 2011, our Board of Directors (the “Board”) authorized a $400 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, other uses of cash, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our Board.

The table below sets forth information with respect to repurchases of our common stock made during the first half of fiscal 2013 under this program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
	(In thousands, except per-share amounts)
Remaining balance available for purchases at the beginning of the period				$88,381
Repurchases during Q1-2013:
December 31 , 2012—March 31, 2013	412	$10.81	412	$83,930

Total repurchases during Q1-2013	412	$10.81	412	$83,930

Repurchases during Q2-2013:
April 1, 2013—June 30, 2013	10	$10.71	10	83,824

Total repurchases during Q2-2013	10	$10.71	10	83,824

Grand total repurchase during Q1 and Q2 2013	422		422

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this item is published Form 8-K, filed May 13, 2013, file number 001-10079, and is incorporated herein by reference.

PART II—OTHER INFORMATION (Continued)

ITEM 5.	OTHER INFORMATION

Quarterly Executive Incentive Payments

On August 1, 2013, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the second quarter of fiscal 2013 performance incentive plans. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our non-GAAP profit-before-taxes percentage as well as individual strategic, operational and financial goals established for each executive. The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement filed with the Securities and Exchange Commission on March 29, 2013) under the KEBP and the PBP in the second of fiscal 2013:

Named Executive Officers	KEBP	PBP
T.J. Rodgers, President and Chief Executive Officer	—	$29,295
Brad W. Buss, Executive Vice President, Finance & Administration and Chief Financial Officer	$7,924	—
Paul Keswick, Executive Vice President, New Product Development	$3.949	—
Christopher Seams, Chief Executive Office, Deca Tecnologies, Inc.	$3,320	—
Dana Nazarian, Executive Vice President, Memory Products Division	$5,577	—

Additionally, the Compensation Committee authorized quarterly and annual incentive payments under the KEBP, totaling $40,187, to seven other senior executive officers who are not Named Executive Officers.

Mr. Paul Keswick, our Executive Vice President of New Product Development, was paid an incentive payment amounting to $21,442 in accordance with the terms of our Design Bonus Plan (the “DBP”). The payment amount was determined based upon the performance of Mr. Keswick during the second quarter of fiscal 2013. Mr. Keswick is the only named executive officer participant to the DBP as it is a bonus plan available to our design and certain product development engineers.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	File No.	Filed Herewith

4.1	Cypress Non-Qualified Deferred Compensation Plan I	S-8	6/26/2013	001-10079

4.2	Cypress Non-Qualified Deferred Compensation Plan II	S-8	6/26/2013	001-10079

10.1	Employee Stock Purchase Plan, as amended				X

10.2	2013 Stock Plan				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: August 2, 2013	By:	/s/ BRAD W. BUSS
Brad W. Buss
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	File No.	Filed Herewith

4.1	Cypress Non-Qualified Deferred Compensation Plan I	S-8	6/26/2013	001-10079

4.2	Cypress Non-Qualified Deferred Compensation Plan II	S-8	6/26/2013	001-10079

10.1	Employee Stock Purchase Plan, as amended				X

10.2	2013 Stock Plan				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.