Form 10-Q
period 2013-09-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2013-11-01
CIK 791915

Tables of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————
FORM 10-Q
————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-10079
———————————
CYPRESS SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)
————————————

Delaware	94-2885898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
198 Champion Court, San Jose, California 95134
(Address of principal executive offices and zip code)
(408) 943-2600
(Registrant’s telephone number, including area code)
 ————————————
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of outstanding shares of the registrant’s common stock as of October 24, 2013 was 151,101,454.

Tables of Contents

Tables of Contents

PART I—FINANCIAL INFORMATION

Forward-Looking Statements
The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our belief that our goodwill adjustments will not be material to our full fiscal year financials, our estimated future amortization expenses, our expectation regarding dividends and stock repurchases, our expectations regarding future technology transfers and other licensing arrangements, what we expect to achieve form our restructuring activities, our expectations regarding the timing of our restructuring liabilities, our plan to sell the assets in our Texas facility, how we expected our pre-payments to Grace to be used and when we expect to receive certain payments from Grace, our plan to purchase additional preferred stock in an advanced battery storage company, the estimates used in our stock-based compensation table, our expected funding schedule for the limited partnership interest we recently acquired, our beliefs and expectations regarding our active litigation matters and our intent to defend ourselves in those matters; our foreign currency exposure and the impact exchange rates could have on our operating margins, the adequacy of our cash and working capital positions, the value and liquidity of our investments, including auction rate securities and our other debt investments, our ability to recognize certain unrecognized tax benefits within the next twelve months as well as the resolution of agreements with various foreign tax authorities, our investment strategy, our belief that liquidity provided by existing cash, cash equivalents and investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months, our expectations regarding our outstanding warranty liability, the impact of interest rate fluctuations on our investments, the volatility of our stock price and the impact of new accounting standards on our financial statements. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets and consumers we serve and our investments; current and future credit conditions; our ability to expand our customer base and gain acceptance of our products, our ability to effectively forecast the demand for our products and estimate our financial performance, our ability to achieve on our expected financials results of operation, our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals; our ability to achieve our goals related to our restructuring activities; our success in our pending litigation matters, our ability to manage our cash and investments as well as our interest rate and exchange rate exposure; our ability to achieve the intended goal for all of our investments, capital commitments and limited partnerships; our ability to achieve liquidity in our investments, the failure or success of our Emerging Technology division and/or the materialization of one or more of the risks set forth above or in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

Tables of Contents

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 29, 2013	December 30, 2012
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$76,550	$63,203
Short-term investments	24,839	54,007
Accounts receivable, net	108,200	82,920
Inventories	101,031	127,596
Other current assets	39,367	41,082
Total current assets	349,987	368,808
Property, plant and equipment, net	259,897	274,427
Goodwill	65,696	64,194
Intangible assets, net	42,852	49,216
Other long-term assets	77,559	74,984
Total assets	$795,991	$831,629
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$52,809	$58,704
Accrued compensation and employee benefits	45,103	38,190
Deferred margin on sales to distributors	137,958	131,192
Dividends payable	16,578	15,847
Income taxes payable	3,243	6,526
Other current liabilities	80,909	98,289
Total current liabilities	336,600	348,748
Other tax liabilities	25,770	40,928
Long-term revolving credit facility	227,000	232,000
Other long-term liabilities	29,079	33,092
Total liabilities	618,449	654,768
Commitments and contingencies (Note 8)	—	—
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 293,946 and 286,903 shares issued; 150,834 and 144,224 shares outstanding at September 29, 2013 and December 30, 2012, respectively	2,939	2,868
Additional paid-in-capital	2,650,629	2,612,579
Accumulated other comprehensive loss	(474)	(444)
Accumulated deficit	(381,320)	(348,533)
Stockholders’ equity before treasury stock	2,271,774	2,266,470
Less: shares of common stock held in treasury, at cost; 143,112 and 142,679 shares at September 29, 2013 and December 30, 2012, respectively	(2,090,095)	(2,085,570)
Total Cypress stockholders’ equity	181,679	180,900
Noncontrolling interest	(4,137)	(4,039)
Total equity	177,542	176,861
Total liabilities and equity	$795,991	$831,629
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands, except per-share amounts)
Revenues	$188,723	$203,015	$554,917	$589,404
Costs and expenses:
Cost of revenues	97,070	92,959	292,793	280,798
Research and development	50,429	46,908	148,563	142,822
Selling, general and administrative	45,533	47,328	139,049	159,776
Amortization of acquisition-related intangible assets	1,987	707	5,983	2,169
Restructuring costs	3,693	66	15,826	1,283
Total costs and expenses	198,712	187,968	602,214	586,848
Operating income (loss)	(9,989)	15,047	(47,297)	2,556
Interest and other income (expense), net	427	(1,330)	3,030	(996)
Income (loss) before income taxes and noncontrolling interest	(9,562)	13,717	(44,267)	1,560
Income tax benefit (provision)	774	241	9,971	(2,741)
Net income (loss)	(8,788)	13,958	(34,296)	(1,181)
Adjust for net loss attributable to noncontrolling interest	430	374	1,509	1,030
Net income (loss) attributable to Cypress	$(8,358)	$14,332	$(32,787)	$(151)
Net income (loss) per share attributable to Cypress:
Basic	$(0.06)	$0.10	$(0.22)	$—
Diluted	$(0.06)	$0.09	$(0.22)	$—
Cash dividend declared per share	$0.11	$0.11	$0.33	$0.33
Shares used in net income (loss) per share calculation:
Basic	149,679	147,673	147,551	151,153
Diluted	149,679	160,300	147,551	151,153
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Net income (loss)	$(8,788)	$13,958	$(34,296)	$(1,181)
Available for sale investments:
Change in net unrealized gains, net of tax benefit for the three and nine months ended September 29, 2013 and September 30, 2012, respectively	(48)	(1,009)	1,033	8,965
Net gains reclassified into earnings, net of tax effects for the three and nine months ended September 29, 2013 and September 30, 2012, respectively	—	—	(1,063)	(7,446)
Other comprehensive income (loss)	(48)	(1,009)	(30)	1,519
Comprehensive income (loss)	(8,836)	12,949	(34,326)	338
Adjust for net loss attributable to noncontrolling interest	430	374	1,509	1,030
Comprehensive income (loss) attributable to Cypress	$(8,406)	$13,323	$(32,817)	$1,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 29, 2013	September 30, 2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(34,296)	$(1,181)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	52,143	67,068
Depreciation and amortization	36,932	37,877
Deferred income taxes and other tax liabilities	(15,191)	448
Restructuring costs	15,826	1,282
Loss on sale or retirement of property and equipment, net	584	821
Other	(784)	1,325
Changes in operating assets and liabilities:
Accounts receivable, net	(25,280)	(21,678)
Inventories	28,124	1,873
Other current and long-term assets	1,423	(10,186)
Accounts payable and other liabilities	(19,722)	21,063
Deferred margin on sales to distributors	6,766	18,983
Net cash provided by operating activities	46,525	117,695
Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	53,461	112,137
Purchases of available-for-sale investments	(23,315)	(97,527)
Net employee contributions to (distribution of) deferred compensation plan	(1,247)	310
Acquisition of property, plant and equipment	(27,877)	(25,204)
Cash paid for equity investments	(4,361)	(7,203)
Proceeds from sale of equity investments	2,158	—
Other	1,751	13
Net cash provided by (used in) investing activities	570	(17,474)
Cash flows from financing activities:
Repurchase of common shares	—	(179,257)
Line of credit proceeds	80,000	248,000
Repayment of line of credit	(85,000)	(50,000)
Withholding of common shares for tax obligations on vested restricted shares	(4,526)	(20,239)
Payment of dividends	(48,241)	(47,170)
Proceeds from issuance of common shares under employee stock plan	33,395	20,361
Payments of equipment leases and loans, net	(7,533)	(5,009)
Yield Enhancement structured agreements settled in cash	—	433
Repayment of other financing agreements	(3,254)	(4,728)
Cash received for investment in subsidiary	1,411	—
Net cash provided used in financing activities	(33,748)	(37,609)
Net increase in cash and cash equivalents	13,347	62,612
Cash and cash equivalents, beginning of period	63,203	99,717
Cash and cash equivalents, end of period	$76,550	$162,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Years
Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2013 and fiscal 2012 had 52 weeks. The third quarter of fiscal 2013 ended on September 29, 2013 and the third quarter of fiscal 2012 ended on September 30, 2012.
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
The condensed consolidated results of operations for the three and nine months ended September 29, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.
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
In July 2013, the FASB issued an ASU on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance is effective for our interim and annual periods beginning after December 15, 2013. We do not believe that the implementation of this authoritative guidance will have any material impact on our financial position or results of operations.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 2. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying amount of goodwill at September 29, 2013 was $65.7 million, of which $33.9 million was in the Memory Products Division (“MPD”) and $31.8 million in the Programmable System Division (“PSD”). The carrying amount of goodwill at December 30, 2012 was $64.2 million, of which $32.4 million was in MPD and $31.8 million was in PSD. In the second quarter of fiscal of 2013, we increased the amount of goodwill attributable to the MPD reportable segment by $1.5 million as we had not recorded certain shares that were not tendered at the tender offering period in the fourth quarter of fiscal 2012. As management and the Audit Committee believe this adjustment is not material to any prior years’ financial statements, and the impact of correcting this error in the current quarter is not material to the current quarter’s consolidated financial statements and is not expected to be material to the full year fiscal 2013 consolidated financial statements, we recorded the adjustment in the second quarter of fiscal 2013.
The following table presents details of our intangible assets:

	As of September 29, 2013			As of December 30, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$151,773	$(109,824)	$41,949	$151,773	$(103,840)	$47,933
Non-acquisition related intangible assets	10,423	(9,520)	903	10,048	(8,765)	1,283
Total intangible assets	$162,196	$(119,344)	$42,852	$161,821	$(112,605)	$49,216
As of September 29, 2013, the estimated future amortization expense of these intangible assets was as follows:

(In thousands)
2013 (remaining three months)	$2,448
2014	7,675
2015	5,772
2016	5,772
2017	5,772
2018 and future	15,413
Total future amortization expense	$42,852

NOTE 3. RESTRUCTURING
For the three and nine months ended September 29, 2013, we recorded restructuring charges of $3.7 million and $15.8 million, respectively. For the three and nine months ended September 30, 2012, we recorded restructuring charges of $0.1 million and $1.3 million, respectively. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.
Fiscal 2013 Restructuring Plan
During fiscal 2013, we implemented a restructuring plan to reduce operating expenses as part of our 2013 corporate priorities. The plan includes the termination of employees and the disposal of certain equipment located in our Bloomington, Minnesota facility. To date, we have recorded total restructuring charges of $15.2 million related to the Fiscal 2013 Restructuring Plan. Of the total restructuring charge, $6.7 million was related to property, plant and equipment, $8.0 million was related to personnel costs and $0.5 million was mainly related to the amounts payable upon the termination of agreements with certain distributor representatives.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The restructuring activities related to personnel costs, which are primarily in the U.S., are summarized as follows:

(In thousands)
Balance as of December 30, 2012	$—
Provision	3,807
Cash payments	(495)
Balance as of March 31, 2013	3,312
Provision	729
Cash payments	(1,318)
Balance as of June 30, 2013	2,723
Provision	3,545
Cash payments	(604)
Non-cash charges	23
Balance as of September 29, 2013	$5,687
The restructuring liability as of September 29, 2013 under the Fiscal 2013 Restructuring Plan is primarily related to personnel costs and is expected to be paid out within the next twelve months.
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

(In thousands)
Balance as of December 30, 2012	$4,506
Provision	350
Cash payments	(946)
Non-cash charges	(250)
Balance as of March 31, 2013	3,660
Cash payments	(870)
Non-cash charges	173
Balance as of June 30, 2013	2,963
Cash payments	(1,995)
Balance as of September 29, 2013	$968
The restructuring liability as of September 29, 2013 under the Fiscal 2011 Restructuring Plan related primarily to personnel costs and is expected to be paid out within the next twelve months.
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

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 4. BALANCE SHEET COMPONENTS
Accounts Receivable, Net

	As of
	September 29, 2013	December 30, 2012
	(In thousands)
Accounts receivable, gross	$112,265	$87,050
Allowance for doubtful accounts receivable and sales returns	(4,065)	(4,130)
Total accounts receivable, net	$108,200	$82,920

Inventories

	As of
	September 29, 2013	December 30, 2012
	(In thousands)
Raw materials	$3,196	$4,307
Work-in-process	69,007	62,603
Finished goods	28,828	60,686
Total inventories	$101,031	$127,596
Other Current Assets

	As of
	September 29, 2013	December 30, 2012
	(In thousands)
Prepaid expenses	$24,976	$21,623
Assets held-for-sale	6,880	4,630
Prepayment to Grace	1,762	7,321
Other current assets	5,749	7,508
Total other current assets	$39,367	$41,082
Prepayment to Grace
In fiscal 2011, we made certain prepayments to Grace Semiconductor Manufacturing Corporations (“Grace”), a strategic foundry partner, to secure a certain supply of wafers. The prepayments were expected to be applied to purchases of wafers from Grace. As of September 29, 2013 and December 30, 2012, the unapplied prepayment balances were approximately $1.8 million and $7.3 million, respectively, and were recorded as part of “Other current assets” in the Condensed Consolidated Balance Sheet. In the first quarter of fiscal 2013 of the unused prepayment, Grace paid us $3.6 million, in cash. In the third quarter of fiscal 2013, Grace made an additional cash payment of $1.8 million. We expect to receive the remaining $1.8 million by the end of fiscal 2013.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Long-term Assets

	As of
	September 29, 2013	December 30, 2012
	(In thousands)
Employee deferred compensation plan	$40,467	$37,142
Investments:
Debt securities	4,434	5,504
Equity securities	10,361	7,054
Other assets	22,297	25,284
Total other long-term assets	$77,559	$74,984
Other Current Liabilities

	As of
	September 29, 2013	December 30, 2012
	(In thousands)
Employee deferred compensation plan	$40,202	$36,244
Restructuring accrual (see Note 3)	7,331	5,113
Capital lease-current portion (see Note 8)	2,257	4,849
Equipment loan-current portion (see Note 9)	2,725	2,725
Advances received from sale of ARS (see Note 5)	3,140	3,140
Customer advances	—	10,191
Other current liabilities	25,254	36,027
Total other current liabilities	$80,909	$98,289

Other Long-term Liabilities

	As of
	September 29, 2013	December 30, 2012
	(In thousands)
Equipment loan–long-term portion (see Note 9)	$6,711	$8,756
Capital lease–long-term portion (see Note 8)	10,885	12,779
Other long-term liabilities	11,483	11,557
Total other long-term liabilities	$29,079	$33,092

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 5. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis and our non-financial assets measured at fair value on a non-recurring basis:

	As of September 29, 2013				As of December 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$253	$—	$—	$253	$24,187	$—	$—	$24,187
Commercial paper	—	9,000	—	9,000	—	—	—	—
Total cash equivalents	253	9,000	—	9,253	24,187	—	—	24,187
Short-term investments:
U.S. treasuries	—	—	—	—	10,032	—	—	10,032
Corporate notes and bonds	—	19,569	—	19,569	—	28,435	—	28,435
Federal agency	—	—	—	—	—	3,005	—	3,005
Commercial paper	—	2,799	—	2,799	—	11,694	—	11,694
Certificates of deposit	—	2,471	—	2,471	—	840	—	840
Non-financial assets held-for-sale	—	6,880	—	6,880	—	4,630	—	4,630
Total short-term investments	—	31,719	—	31,719	10,032	48,604	—	58,636
Long-term investments:
Auction rate securities	—	—	4,434	4,434	—	—	5,504	5,504
Marketable equity securities	—	—	—	—	1,054	—	—	1,054
Total long-term investments	—	—	4,434	4,434	1,054	—	5,504	6,558
Employee deferred compensation plan assets:
Cash equivalents	5,137	—	—	5,137	3,588	—	—	3,588
Mutual funds	22,048	—	—	22,048	21,207	—	—	21,207
Equity securities	6,149	—	—	6,149	5,322	—	—	5,322
Fixed income	3,147	—	—	3,147	3,732	—	—	3,732
Money market funds	—	3,986	—	3,986	3,293	—	—	3,293
Total employee deferred compensation plan assets	36,481	3,986	—	40,467	37,142	—	—	37,142
Total financial assets	$36,734	$44,705	$4,434	$85,873	$72,415	$48,604	$5,504	$126,523
Financial Liabilities
Employee deferred compensation plan liability	$—	$40,202	$—	$40,202	$—	$36,244	$—	$36,244

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Valuation Techniques:
There have been no changes to our valuation techniques used to measure our assets and liabilities. For a description of our valuation techniques, refer to our Form 10-K for the year ended December 30, 2012.
Sale of Auction Rate Securities
In December 2011, we entered into a settlement and securities purchase agreement (the “Securities Agreement”) with a certain financial institution which expires on November 30, 2013. As of September 29, 2013, the remaining fair value of the ARS under the Securities Agreement was approximately $3.7 million.
The fair value of our total investments in ARS was approximately $4.4 million and $5.5 million as of September 29, 2013 and December 30, 2012, respectively.
As of September 29, 2013, and December 30, 2012, we performed an analysis to assess the fair value of the ARS using a valuation model based on discounted cash flows. The assumptions used were the following:

	Q3-2013	Q4-2012
Years to liquidity	7	7
Discount rates *	1.18%-4.78%	0.90%-3.42%
Continued receipt of contractual interest which provides a premium spread for failed auctions	Yes	Yes

* Discount rates incorporate a spread for both credit and liquidity risk.
Based on these assumptions, we estimated that the ARS were valued at approximately 90.5% and 93.3% of their stated par value as of September 29, 2013 and December 30, 2012, respectively. These amounts were recorded as an unrealized loss in accumulated other comprehensive loss as of September 29, 2013 and December 30, 2012, respectively.
Level 3 Investments Measured Fair Value on a Recurring Basis
The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

Auction Rate Securities
(In thousands)
Balance as of December 30, 2012	$5,504
Unrealized loss recorded in accumulated other comprehensive loss	(70)
Realized loss recorded in interest and other income (expense), net	(16)
Amounts sold	(984)
Balance as of September 29, 2013	$4,434
Level 3 Assets Measured at Fair Value on a Nonrecurring Basis
As of September 29, 2013, the carrying value of our line of credit was $227.0 million. The fair value of our line of credit approximate its fair value since it bears interest rates that are similar to existing market rates that would be offered to the Company and represents a Level 2 measurement.
Investments in Equity Securities
Our investments in equity securities included long-term investments in non-marketable equity securities (investments in privately-held companies) of approximately $10.4 million and no investments in marketable equity securities (investments in publicly traded companies) as of September 29, 2013 ($6.0 million investments in non-marketable equity securities and $1.1 million investments in marketable equity securities as of December 30, 2012). Our privately-held equity investments are accounted for under the cost method and are periodically reviewed for other-than-temporary declines in fair value.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In February 2012, we entered into a Stock Purchase Agreement (the “Agreement”) with a company that designs, develops and manufactures products in the area of advanced battery storage for mobile consumer devices. As of September 29, 2013, we purchased $9.5 million of preferred stock. As of September 29, 2013, our total investment of $9.5 million was recorded as part of our investments in non-marketable securities. During the fourth quarter of fiscal 2013, we invested an additional $4.0 million and we currently own approximately 16% of the company. Subject to the attainment of certain milestones, we plan to purchase additional preferred stock up to approximately $31 million in fiscal 2014. If our future commitments are fully funded, we could become their majority shareholder and consolidate the financial results of this company.
In the second fiscal quarter of 2013, we sold our investment in a certain marketable equity security for $2.2 million, which resulted in a realized gain of $1.1 million.
There were no significant transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the nine months ended September 29, 2013.

NOTE 6. INVESTMENTS AND EMPLOYEE DEFERRED COMPENSATION PLAN
Available-For-Sale Securities
The following tables summarize our available-for-sale and other investments:

	As of September 29, 2013				As of December 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Reported as cash equivalents:
Money market funds	$253	$—	$—	$253	$24,187	$—	$—	$24,187
Commercial paper	9,000	—	—	9,000	—	—	—	—
Total cash equivalents	9,253	—	—	9,253	24,187	—	—	24,187
Reported as short-term investments:
Corporate note and bonds	19,560	10	(1)	19,569	28,430	13	(8)	28,435
Federal agency	—	—	—	—	3,005	—	—	3,005
U.S. Treasuries	—	—	—	—	10,023	9	—	10,032
Commercial paper	2,799	—	—	2,799	11,692	2	—	11,694
Certificates of deposit	2,471	—	—	2,471	840	—	—	840
Assets held-for-sale	12,866	—	(5,986)	6,880	6,913	—	(2,283)	4,630
Total short-term investments	37,696	10	(5,987)	31,719	60,903	24	(2,291)	58,636
Reported as long-term investments:
Auction rate securities (1)	4,900	—	(466)	4,434	5,900	—	(396)	5,504
Marketable equity securities	—	—	—	—	1,030	70	(46)	1,054
Total long-term investments	4,900	—	(466)	4,434	6,930	70	(442)	6,558
Total available-for-sale securities and other investments	$51,849	$10	$(6,453)	$45,406	$92,020	$94	$(2,733)	$89,381

(1)
The $0.5 million and $0.4 million of gross unrealized losses were related to ARS that had been in a continuous loss position for 12 months or more, as of September 29, 2013 and December 30, 2012, respectively

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of September 29, 2013, the contractual maturities of our available-for-sale investments and certificates of deposit were as follows (the table below does not include our investments in marketable equity securities and our assets held-for-sale):

	Cost	Fair Value
	(in thousands)
Maturing within one year	$31,837	$31,844
Maturing in one to three years	2,245	2,248
Maturing in more than three years	4,900	4,434
Total	$38,982	$38,526
Realized gains from sales of available-for-sale investments during the nine months ended September 29, 2013 was approximately $1.1 million (See Note 5). Realized gains from the sales of available-for-sale investments during the nine months ended September 30, 2012 were not material.
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
Under the deferred compensation plan, the assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income, net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of September 29, 2013 and December 30, 2012, the fair value of the assets was $40.5 million and $37.1 million, respectively, and the fair value of the liabilities was $40.2 million and $36.2 million, respectively.
All non-cash expense and income recorded under the deferred compensation plan are included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income, net	$2,091	$1,503	$4,810	$3,155
Changes in fair value of liabilities recorded in:
Cost of revenues	(265)	(217)	(718)	(439)
Research and development expenses	(548)	(389)	(1,462)	(723)
Selling, general and administrative expenses	(1,181)	(945)	(3,187)	(2,016)
Total income (expense)	$97	$(48)	$(557)	$(23)

NOTE 7. STOCK-BASED COMPENSATION
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the stock-based compensation expense, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Cost of revenues	$2,804	$4,526	$9,701	$16,324
Research and development	6,806	5,062	18,686	17,455
Selling, general and administrative	9,701	6,513	23,756	33,289
Total stock-based compensation	$19,311	$16,101	$52,143	$67,068

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Cash proceeds from the issuance of shares under the employee stock plans were approximately $17.8 million and $33.4 million for the three and nine months ended September 29, 2013, respectively, and $10.4 million and $20.4 million for the three and nine months ended September 30, 2012, respectively. We did not recognize a tax benefit from stock option exercises for the three and nine months ended September 29, 2013 or September 30, 2012.
As of September 29, 2013 and December 30, 2012, stock-based compensation capitalized in inventories totaled $4.4 million and $2.8 million, respectively.
The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Stock options	$2,234	$1,588	$6,645	$5,511
Restricted stock units and restricted stock awards	15,600	12,266	37,415	54,163
Employee Stock Purchase Plan (“ESPP”)	1,477	2,247	8,083	7,394
Total stock-based compensation expense	$19,311	$16,101	$52,143	$67,068
The following table summarizes the unrecognized stock-based compensation expense, net of estimated forfeitures, by type of awards:

	Nine Months Ended
	September 29, 2013	Weighted- Average Amortization Period
	(In thousands)	(In years)
Stock options	$13,780	2.21
Restricted stock units and restricted stock awards	48,018	1.00
ESPP	3,193	0.46
Total unrecognized stock-based compensation balance	$64,991	1.23

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Valuation Assumptions
We estimated the fair value of the stock options and ESPP using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Expected life	0.5-7.27 years	1.2-8.0 years	0.5-7.27 years	1.2-8.0 years
Volatility	36.51%-42.7%	44.8%-48.3%	36.51%-46.3%	42.9%-49.6%
Risk-free interest rate	0.08%-1.85%	0.2%-1.3%	0.08%-1.85%	0.2%-1.5%
Dividend yield	3.82%	3.8%	3.82%-4.18%	2.8%-3.8%
The fair value of the restricted stock units and the restricted stock awards was based on our stock price on the date of grant.
Equity Incentive Program
As of September 29, 2013, approximately 7.3 million stock options or 3.9 million restricted stock units and restricted stock awards were available for grant under the Amended and Restated 2013 Stock Plan and the 2012 Incentive Award Plan.

Stock Options:
The following table summarizes our stock option activities:

	Shares	Weighted- Average Exercise Price Per Share
	(In thousands, except per-share amounts)
Options outstanding as of December 30, 2012	22,760	$7.25
Granted	284	$10.26
Exercised	(994)	$4.64
Forfeited or expired	(720)	$11.11
Options outstanding as of March 31, 2013	21,330	$7.31
Granted	3,272	$11.53
Exercised	(765)	$5.23
Forfeited or expired	(427)	$12.24
Options outstanding as of June 30, 2013	23,410	$7.88
Granted	480	$12.24
Exercised	(1,925)	$5.51
Forfeited or expired	(458)	$11.28
Options outstanding as of September 29, 2013	21,507	$8.10
Options exercisable as of September 29, 2013	13,779	$6.08
The weighted-average grant-date fair value of the options granted during the three and nine months ended September 29, 2013 was $2.88 and $2.67, respectively. The weighted-average grant-date fair value of the options granted during the three and nine months ended September 30, 2012 was $3.32 and $3.43, respectively.
The aggregate intrinsic value of the options outstanding and options exercisable as of September 29, 2013 was approximately $53.4 million and $51.5 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of September 29, 2013 and does not include substantial tax payments.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was $13.1 million and $23.3 million during three and nine months ended September 29, 2013, respectively, and $4.1 million and $27.2 million during three and nine months ended September 30, 2012, respectively
The total number of exercisable in-the-money options was approximately 11.5 million shares as of September 29, 2013.
As of September 29, 2013, stock options vested and expected to vest totaled approximately 20.3 million shares, with a weighted-average remaining contractual life of 4.2 years and a weighted-average exercise price of $7.91 per share. The aggregate intrinsic value was approximately $53.1 million.
Restricted Stock Units and Restricted Stock Awards:
The following table summarizes our restricted stock unit and restricted stock award activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of December 30, 2012	7,887	$14.52
Granted	5,456	$11.08
Released	(1,366)	$10.45
Forfeited	(3,019)	$15.12
Balance as of March 31, 2013	8,958	$12.31
Granted	1,001	$11.41
Released	(384)	$10.71
Forfeited	(242)	$14.78
Balance as of June 30, 2013	9,333	$12.25
Granted	287	$10.94
Released	(181)	$10.75
Forfeited	(246)	$12.88
Balance as of September 29, 2013	9,193	$11.89

The 9.2 million outstanding restricted stock units and awards as of September 29, 2013 included approximately 4.5 million of performance-based restricted stock units (“PARS”). For more information regarding the performance milestones, refer to our Form 10-Q for the quarter ended March 31, 2013.

NOTE 8. COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
We lease certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2018. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values at the time of the extension.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of September 29, 2013, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2013 (remaining three months)	$2,172
2014	5,890
2015	5,108
2016	3,282
2017	2,739
2018 and thereafter	1,053
Total	$20,244
Capital Lease
In 2011, we entered into a capital lease agreement which allows us to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. Assets purchased under the capital lease are included in “Property, plant and equipment, net” as manufacturing equipment and the amortization is included in depreciation. As of September 29, 2013, the gross value and net book value of manufacturing equipment purchased under a capital lease was approximately $20.5 million and $16.5 million, respectively. As of September 29, 2013, the total minimum lease payments under our capital leases amounted to approximately $13.1 million.
Future minimum payments, by year and in the aggregate, under the capitalized lease consist of the following:

Fiscal Year	(In thousands)
2013 (remaining three months)	$790
2014	2,936
2015	2,936
2016	6,581
2017	599
Total minimum lease payments	13,842
Less: amount representing interest	700
Total	$13,142
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

The following table presents our warranty reserve activities:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Beginning balance	$3,360	$3,091	$3,360	$3,085
Settlements made	(98)	(135)	(276)	(641)
Provisions	98	135	276	647
Ending balance	$3,360	$3,091	$3,360	$3,091

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Equity Investment Commitments
As disclosed in Note 5, we have committed to purchase additional preferred stock from a company that works in the area of advanced battery storage. As of September 29, 2013, we purchased $9.5 million of preferred stock which was recorded as part of our investments in non-marketable securities. During the fourth quarter of fiscal 2013, we invested an additional $4.0 million. Subject to the attainment of certain milestones, we plan to purchase additional preferred stock of approximately $31 million in fiscal 2014.
Litigation and Asserted Claims
In August 2013, our five-patent infringement case against GSI’s static random access memory (“SRAM”) technology in the United Stated District Court of Minnesota was unstayed, allowing us to dismiss the case in Minnesota and consolidate certain of the asserted patents in that case with our pending five-patent infringement case in the Northern District of California. We are seeking damages as well as injunctive relief in the now seven patent case assigned to Judge Tigar in the Northern District of California. Our initial infringement contentions on all seven patents have been filed in the case and discovery is underway. We believe strongly in the merits of our patent infringement claims, and intend to take the steps necessary to protect our intellectual property.
With respect to the civil antitrust case filed by GSI in the United States District Court for the Northern California, we remain engaged in the discovery stage of this case. GSI’s case, which only names Cypress as a defendant, accuses the QDR Consortium, which was comprised of several other semiconductor companies, of certain anti-competitive behavior. Aside from injunctive relief, GSI has made no specific monetary demand in the antitrust matter. Accordingly, the possible range of monetary loss that might be demanded in the future in the matter, if any, is unknown at this time. We believe strongly that we have meritorious defenses to the allegations set forth in the GSI civil antitrust complaint and we will vigorously defend ourselves in that matter.
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
On December 11, 2012, LongPath Capital, LLC (“LongPath”) filed an appraisal petition with the Court of Chancery in the State of Delaware in connection with our acquisition of Ramtron. Specifically, the petition seeks an appraisal of the fair value of the common stock shares held by LongPath, and an order that Ramtron pay such fair value, plus interest and attorney’s fees. We believe LongPath’s petition is without merit and we intend to defend this matter vigorously. We are currently engaged in the discovery process in this case. Given that the case is still in its early stages and LongPath has not demanded a specific valuation; it is not possible for us to estimate the potential exposure for this matter.
After extended licensing discussions were effectively abandoned by LG Electronics, Inc. (“LG”) and Blackberry Limited/Blackberry Corporation (“Blackberry”), on August 29, 2013, we filed a patent infringement complaint against LG in the federal district court in the Northern District of California, accusing certain of their products of infringing our six of our USB and Touch patents. We filed a second complaint in the Northern District of California with respect to the same six USB and Touch patents against Blackberry on September 10th. We are awaiting the answers of both defendants. We are seeking damages as well as injunctive relief in both cases. We believe strongly in the merits of our patent infringement claims, and intend to take the steps necessary to protect our intellectual property as well as the business interests of our non-infringing customers.
On September 24, 2013, we filed a three-patent infringement case against Silego Technology, Inc. (“Silego”) in federal district court in the Northern District of California. Silego has yet to file an answer in the case. We are seeking damages as well as injunctive relief in this case. We believe strongly in the merits of our patent infringement claims, and intend to take the steps necessary to protect our intellectual property against misappropriation.
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

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 9. DEBT AND EQUITY TRANSACTIONS
Mortgage Note and Loan Facility
As part of our acquisition of Ramtron, we acquired a loan facility and a mortgage note related to our building in Colorado Springs, Colorado. On June 3, 2013, we terminated the loan facility and repaid the remaining $3.3 million balance of the mortgage note.
Senior Secured Revolving Credit Facility
Outstanding amounts under our five-year senior secured revolving credit facility (“Credit Facility”) may be repaid prior to maturity without penalty and are mandatory for certain asset sales and casualty events. The Credit Facility contains certain covenants for similarly rated companies, including: 1) maximum senior secured leverage ratio of 2.00 to 1.00, 2) maximum total leverage ratio of 3.50 to 1.00 through June 30, 2013 and 3.00 to 1.00 thereafter, 3) minimum fixed charge coverage ratio of 1.20 to 1.00, and 4) minimum liquidity of at least $150 million. Borrowings are collateralized by substantially all assets of the Company. In the second quarter of fiscal 2013, the Company repaid $5.0 million of the outstanding borrowing. At September 29, 2013, our remaining outstanding borrowings of $227.0 million were recorded as part of long-term liabilities and are presented as “Long-term revolving credit facility” in the Condensed Consolidated Balance Sheet. As of September 29, 2013 and December 30, 2012, we were in compliance with all of the financial covenants under the Credit Facility.
On October 17, 2013, the Company executed an Amendment to the Credit Facility Agreement. See Note 15 for more information.
Equipment Loans
In December 2011, we obtained equipment loans from a financial institution for an aggregate amount of approximately $14.1 million which are collateralized by certain manufacturing equipment. Of the $9.4 million outstanding balance as of September 29, 2013, approximately $2.7 million was recorded as part of “Other current liabilities” and $6.7 million was recorded as part of “Other long-term liabilities” in the Condensed Consolidated Balance Sheet. The fair value was estimated using a discounted cash flow analysis using factors, such as present value factors and risk-free interest rates based on the U.S. Treasury yield curve.
The schedule of principal payments under our equipment loans is as follows:

Fiscal Year	(In thousands)
2013 (remaining three months)	$692
2014	2,825
2015	2,915
2016	3,003
Total	$9,435
Stock Buyback Program:
$400 million Program Authorized in Fiscal 2011
For the three months ended September 29, 2013, repurchases made under this program were immaterial. Since we announced our $400 million stock buyback program in September 2011 through the end of the third quarter of fiscal 2013, we used approximately $316.3 million from this program to repurchase approximately 23.5 million shares at an average share price of $13.44. As of September 29, 2013, the total remaining dollar amount of shares that may be repurchased under the program was approximately $83.7 million.
Dividends
On August 2, 2013, our Board of Directors approved a cash dividend of $0.11 per share payable to holders of record of our common stock at the close of business day on September 26, 2013. This cash dividend was paid on October 17, 2013 and totaled approximately $16.6 million which was accrued for in the third quarter of fiscal 2013 and shown as “Dividends payable” in the Condensed Consolidated Balance Sheet as of September 29, 2013.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were as follows:

	Net unrealized gains (loss) on investments	Cumulative translation adjustment and other	Accumulated other comprehensive loss (income)
Balance as of December 30, 2012 (1)	$(450)	$6	$(444)
Other comprehensive income attributable to Cypress	(30)	—	(30)
Balance as of September 29, 2013	$(480)	$6	$(474)

(1)	For defined benefit pension items, please see Note 16, Employee Benefit Plan, in our Consolidated Financial Statements, in our Annual Report on Form 10-K for the year ended December 30, 2012.

NOTE 11. FOREIGN CURRENCY DERIVATIVES
The aggregate notional and fair value of outstanding forward contracts to hedge the risks associated with foreign currency denominated assets and liabilities as of September 29, 2013 and December 30, 2012 was not material to our consolidated financial statements.

NOTE 12. INCOME TAXES
Our income tax benefit was $0.8 million for the three months ended September 29, 2013 and tax benefit was $0.2 million for the three months ended September 30, 2012. Our income tax benefit was $10.0 million and tax expense was $2.7 million for the nine months ended September 29, 2013 and September 30, 2012, respectively. The tax benefit for the third quarter and first three quarters of fiscal 2013 was primarily attributable to a release of previously accrued taxes and interest due to the expired statutes of limitations in foreign jurisdictions, offset by non-U.S. taxes on income earned in foreign jurisdictions. The tax benefit for the third quarter of fiscal 2012 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, offset by a release of previously accrued taxes and interest due to the expired statutes of limitations in foreign jurisdictions, and the tax expense for the first three quarters of fiscal 2012 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions.
Unrecognized Tax Benefits
As of September 29, 2013 and December 30, 2012, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $16.7 million and $28.2 million, respectively.
Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and

•	expiration of statute of limitations on our tax returns.
The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We believe it is possible that we may recognize approximately $1.8 million to $2.0 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.
Classification of Interest and Penalties
Our policy is to classify interest and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of September 29, 2013 and December 30, 2012, the amount of accrued interest and penalties totaled $5.3 million and $11.6 million, respectively.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 13. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands, except per-share amounts)
Net income (loss) attributable to Cypress	$(8,358)	$14,332	$(32,787)	$(151)
Weighted-average common shares	149,679	147,673	147,551	151,153
Weighted-average diluted shares	149,679	160,300	147,551	151,153
Net income (loss) per share—basic	$(0.06)	$0.10	$(0.22)	$—
Net income (loss) per share—diluted	$—	$—	$(0.22)	$—

For the three and nine months ended September 29, 2013, approximately 8.8 million and 7.6 million weighted average potentially dilutive securities, respectively, were excluded in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.
For the three and nine months ended September 30, 2012, approximately 8.3 million and 6.2 million weighted average potentially dilutive securities, respectively, were excluded in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.

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

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Revenue:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Programmable Systems Division	$78,135	$91,207	$224,961	$264,026
Memory Products Division	88,743	88,254	259,098	253,082
Data Communications Division	18,884	21,236	62,927	66,420
Emerging Technologies Division	2,961	2,318	7,931	5,876
Total revenue	$188,723	$203,015	$554,917	$589,404

Income (Loss) before Income Taxes:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Programmable Systems Division	$246	$4,309	$(16,763)	$7,362
Memory Products Division	30,345	38,319	86,346	102,934
Data Communications Division	(2,192)	(3,279)	(5,170)	(6,716)
Emerging Technologies Division	(4,720)	(5,396)	(14,202)	(17,773)
Unallocated items:
Stock-based compensation	(19,311)	(16,101)	(52,143)	(67,068)
Patent license fee	—	—	—	(7,100)
Amortization of acquisition-related intangibles	(2,817)	(707)	(9,142)	(2,169)
Restructuring charges	(3,693)	(66)	(15,826)	(1,283)
Changes in value of deferred compensation plan	97	(48)	(556)	(23)
Impairment of assets and other	(7,517)	(3,314)	(16,811)	(6,604)
Income (loss) before income taxes	$(9,562)	$13,717	$(44,267)	$1,560

Depreciation:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Programmable Systems Division	$3,706	$4,769	$10,946	$13,837
Memory Products Division	4,108	4,579	12,363	13,229
Data Communications Division	926	1,160	3,149	3,660
Emerging Technologies Division	1,005	1,272	3,679	3,404
Total depreciation	$9,745	$11,780	$30,137	$34,130

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Geographical Information
The following table presents our revenues by geographical locations:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
United States	$18,432	$23,128	$57,587	$78,162
Europe	21,932	19,796	60,641	62,102
Asia:
China	82,782	93,900	234,091	253,707
South Korea	22,328	22,389	79,784	70,522
Japan	19,344	18,903	49,307	53,982
Rest of the World	23,905	24,899	73,507	70,929
Total revenue	$188,723	$203,015	$554,917	$589,404

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	September 29, 2013	December 30, 2012
	(In thousands)
United States	$154,549	$180,139
Philippines	85,166	73,091
Other	20,182	21,197
Total property, plant and equipment, net	$259,897	$274,427
We track our assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, our chief operating decision maker does not review asset information on a segment basis.
Customer Information
Outstanding accounts receivable from three of our distributors, accounted for 13%, 12% and 11% of our consolidated accounts receivable as of September 29, 2013. Outstanding accounts receivable from three of our distributors, accounted for 12%, 12% and 10% of our consolidated accounts receivable as of December 30, 2012.
Revenue generated through two of our distributors accounted for 12% and 11% of our consolidated revenue for the three months ended September 29, 2013. Revenue generated through two of our distributors accounted for 11% and 10% of our consolidated revenue for the nine months ended September 29, 2013. One end customer purchases primarily from our distributors and accounted for 10% and 12% of our consolidated revenue for the three and nine months ended September 29, 2013, respectively.
Revenue generated through three of our distributors accounted for 13%, 13% and 10% of our consolidated revenue for the three months ended September 30, 2012. Revenue generated through three of our distributors accounted for 13%, 12% and 10% of our consolidated revenue for the nine months ended September 30, 2012. One end customer purchases primarily from our distributors and accounted for 9% and 11% of our consolidated revenue for the three and nine months ended September 30, 2012, respectively.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 15. SUBSEQUENT EVENTS
Amendment to Senior Secured Revolving Credit Facility
On October 17, 2013, we amended our senior secured revolving credit facility ("Credit Facility") to reduce the revolving commitments to $300 million from $430 million. In connection with the reduction, certain financial covenants were amended. The amended financial covenants include the following conditions: 1) maximum senior secured leverage ratio of 2.50 to 1.00 through January 1, 2017 and 2.25 to 1.00 thereafter, 2) maximum total leverage ratio of 4.25 to 1.00 through January 3, 2015, 3.5 to 1.00 through January 1, 2017 and 3.00 to 1.00 thereafter, 3) minimum fixed charge coverage ratio of 1.00 to 1.00, and 4) minimum liquidity of at least $100 million. Refer to Note 9 for additional information.

Capital Commitment
In October 2013, the Company executed a subscription agreement to purchase a limited partnership interest with an aggregate capital commitment of $20 million as a founding strategic partner in a change-management private equity firm focused on lower middle-market investments. The Company expects to fund $5 million of this commitment during the fourth quarter of fiscal 2013 and expects to fund the remaining commitment over the next two years.

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

Tables of Contents

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
Results of Operations
Revenues
The following table summarizes our consolidated revenues by segments under the new reporting structure:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Programmable Systems Division	$78,135	$91,207	$224,961	$264,026
Memory Products Division	88,743	88,254	259,098	253,082
Data Communications Division	18,884	21,236	62,927	66,420
Emerging Technologies Division	2,961	2,318	7,931	5,876
Total revenue	$188,723	$203,015	$554,917	$589,404
Programmable Systems Division:
Revenues from the Programmable Systems Division decreased by $13.1 million in the third quarter of fiscal 2013 and $39.1 million in the first three quarters of fiscal 2013, or approximately 14.3% and 14.8%, respectively, compared to the same prior-year periods. The decreases were primarily attributable to a decline in sales of our TrueTouch® touchscreen and Capsense products and a decrease in sales of certain legacy communication products. The decrease in our TrueTouch® and Capsense revenue was primarily due to a decrease in revenue from our handset customers and lower average selling prices.

Memory Products Division:
Revenues from the Memory Products Division increased by approximately $0.5 million in the third quarter of fiscal 2013 and $6.0 million in the first three quarters of fiscal 2013, or 0.6% and 2.4%, respectively, compared to the same prior-year periods. The increases in MPD revenue were primarily attributable to an increase in revenue of our non-volatile products due to the Ramtron acquisition, partially offset by declines in sales of our SRAMs.

Tables of Contents

Data Communications Division:
Revenues from the Data Communications Division decreased by $2.4 million in the third quarter of fiscal 2013 and $3.5 million in the first three quarters of fiscal 2013, or approximately 11.1% and 5.3%, respectively, compared to the same prior-year periods primarily due to the decreases in sales of our USB-related products partially offset by increases in sales of our trackpad modules due to new design wins moving into production.
Emerging Technologies Division:
Revenues from the Emerging Technologies Division increased by $0.6 million in the third quarter of fiscal 2013 and $2.1 million in the first three quarters of fiscal 2013, or approximately 27.7% and 35.0% respectively, compared to the same prior-year periods primarily due to the overall increase in demand as certain of our Emerging Technologies companies had design wins that moved into production. This increase was partially offset by the loss in revenue from Cypress Envirosystems as we had divested this subsidiary in fiscal 2012.
Cost of Revenues/Gross Margins

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Cost of revenues	$97,070	$92,959	$292,793	$280,798
Gross margin	48.6%	54.2%	47.2%	52.4%
Gross margin percentage decreased to 48.6% in the third quarter of fiscal 2013 from 54.2% in the third quarter of fiscal 2012 and decreased to 47.2% in the first three quarters of fiscal 2013 from 52.4% in the first three quarters of fiscal 2012. In the third quarter and the first three quarters of fiscal 2013, gross margin decreased by 5.6 and 5.2 percentage points, respectively, primarily due to product and customer mix, and certain manufacturing expenses related to Ramtron. Additionally, in the first three quarters of fiscal 2013, gross margin also decreased due to lower utilization in our factories.
Research and Development (“R&D”) Expenses

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
R&D expenses	$50,429	$46,908	$148,563	$142,822
As a percentage of revenues	26.7%	23.1%	26.8%	24.2%
R&D expenditures increased by $3.5 million in the third quarter of fiscal 2013 compared to the same prior-year period. The increase was primarily attributable to an increase in variable bonus-related expense and stock-based compensation expense of $4.1 million. As a percentage of revenues, R&D expenses were higher in the third quarter of fiscal 2013 driven by the decrease in total revenues in the same prior-year period.
R&D expenditures increased by $5.7 million in the first three quarters of fiscal 2013 compared to the same prior-year period. The increase was primarily attributable to an increase in indirect labor expenses, particularly variable bonus-related expenses, of $4.5 million, and an increase in professional services of $3.9 million. These increases were partially offset by decreases in outside services of $2.1 million and purchased technology of $1.8 million. As a percentage of revenues, R&D expenses were higher in the first three quarters of fiscal 2013 driven by the decrease in total revenues in the same period.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
SG&A expenses	$45,533	$47,328	$139,049	$159,776
As a percentage of revenues	24.1%	23.3%	25.1%	27.1%

Tables of Contents

SG&A expenses decreased by $1.8 million in the third quarter of fiscal 2013 compared to the same prior-year period. The decrease was primarily attributable to a $3.1 million decrease in acquisition-related expenses and a $3.4 million decrease in headcount related expenses which was driven by a company-wide effort to reduce costs. These decreases were partially offset by an increase in stock-based compensation expense of $3.2 million due to an increase in certain performance-based awards and an increase in variable bonus-related expenses of $1.1 million. As a percentage of revenues, SG&A expenses were higher in the third quarter of fiscal 2013 driven by the decrease in total revenues in the same quarter.
SG&A expenses decreased by $20.7 million in the first three quarters of fiscal 2013 compared to the same prior-year period. The decrease was primarily attributable to a $9.5 million decrease in stock-based compensation expense related to performance-based stock awards, a $5.7 million decrease in headcount related expenses which was driven by a company-wide effort to reduce costs, a $3.5 million decrease in acquisition-related expenses and a decrease of $1.5 million in marketing and advertising expenses. These decreases were partially offset by an increase in variable bonus-related expenses of $3.1 million. As a percentage of revenues, SG&A expenses were lower in the third quarter and nine months of fiscal 2013 driven by a company-wide effort to reduce overall operating expenses.
Amortization of acquisition-related intangible assets
For the three and nine months ended September 29, 2013, we recorded amortization expense of acquisition-related intangibles assets of $2.0 million and $6.0 million, respectively. For the three and nine months ended September 30, 2012, we recorded amortization expense of acquisition-related intangibles assets of $0.7 million and $2.2 million, respectively. The increase in the amortization expense in 2013 is related to the increase in intangible assets as part of our acquisition of Ramtron in the fourth fiscal quarter of 2012.
Restructuring
For the three and nine months ended September 29, 2013, we recorded restructuring charges of $3.7 million and $15.8 million, respectively. For the three and nine months ended September 30, 2012, we recorded restructuring charges of $0.1 million and $1.3 million, respectively. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.
Fiscal 2013 Restructuring Plan
During the first quarter of fiscal 2013, we implemented a restructuring plan to reduce operating expenses as part of our 2013 corporate priorities. The plan includes the termination of employees and the disposal of certain equipment located in our Bloomington, Minnesota facility. To date, we have recorded total restructuring charges of $15.2 million related to the Fiscal 2013 Restructuring Plan. Of the total restructuring charge, $6.7 million was related to property, plant and equipment, $8.0 million was related to personnel costs and $0.5 million was mainly related to the amounts payable upon the termination of agreements with certain distributor representatives.

The restructuring activities related to personnel costs, which are primarily in the U.S., are summarized as follows:

(In thousands)
Balance as of December 30, 2012	$—
Provision	3,807
Cash payments	(495)
Balance as of March 31, 2013	3,312
Provision	729
Cash payments	(1,318)
Balance as of June 30, 2013	2,723
Provision	3,545
Cash payments	(604)
Non-cash charges	23
Balance as of September 29, 2013	$5,687
The restructuring liability as of September 29, 2013 under the Fiscal 2013 Restructuring Plan is primarily related to personnel costs and is expected to be paid out within the next twelve months.

Tables of Contents

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

(In thousands)
Balance as of December 30, 2012	$4,506
Provision	350
Cash payments	(946)
Non-cash charges	(250)
Balance as of March 31, 2013	3,660
Cash payments	(870)
Non-cash charges	173
Balance as of June 30, 2013	2,963
Cash payments	(1,995)
Balance as of September 29, 2013	$968
The restructuring liability as of September 29, 2013 under the Fiscal 2011 Restructuring Plan related primarily to personnel costs and is expected to be paid out within the next twelve months.
Assets Held-For-Sale
Our Texas facility ceased operations in the fourth quarter of fiscal 2008. As our management has committed to a plan to sell the assets associated with the facility, we have classified the assets as held-for-sale. In fiscal 2012, due to the unfavorable economic and market conditions, management reassessed the fair value of the assets and recorded a write-down of $2.3 million to the estimated fair value of $4.6 million. We expect to complete a sale of this facility in fourth quarter of fiscal 2013.
During the first quarter of 2013, we incurred a $6.0 million charge to write down certain equipment to the current fair value of $2.3 million. Management considered a third-party valuation in determining the fair value of this held-for-sale asset.
Income Taxes
Our income tax benefit was $0.8 million for the three months ended September 29, 2013 and tax benefit was $0.2 million for the three months ended September 30, 2012. Our income tax benefit was $10.0 million and tax expense was $2.7 million for the nine months ended September 29, 2013 and September 30, 2012, respectively. The tax benefit for the third quarter and first three quarters of fiscal 2013 was primarily attributable to a release of previously accrued taxes and interest due to the expired statutes of limitations in foreign jurisdictions, offset by non-U.S. taxes on income earned in foreign jurisdictions. The tax benefit for the third quarter of fiscal 2012 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, offset by a release of previously accrued taxes and interest due to the expired statutes of limitations in foreign jurisdictions, and the tax expense for the first three quarters of fiscal 2012 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions.

Tables of Contents

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes information regarding our cash and investments and working capital:

	As of
	September 29, 2013	December 30, 2012
	(In thousands)
Cash and cash equivalents	$76,550	$63,203
Short-term investments	24,839	54,007
Total cash, cash equivalents and short-term investments	$101,389	$117,210
Total current assets	$349,987	$368,808
Total current liabilities	336,600	348,748
Working capital	$13,387	$20,060

Key Components of Cash Flows

	Nine Months Ended
	September 29, 2013	September 30, 2012
	(In thousands)
Net cash provided by operating activities	$46,525	$117,695
Net cash provided by (used in) investing activities	$570	$(17,474)
Net cash used in financing activities	$(33,748)	$(37,609)
Nine Months Ended September 29, 2013:
During the nine months ended September 29, 2013, cash and cash equivalents increased by approximately $13.3 million primarily due to the cash we generated from our operating and investing activities of approximately $46.5 million and $0.6 million, respectively. This increase was partially offset by the $33.7 million cash we used in our financing activities, principally related to our dividend payments of $48.2 million.
Operating Activities
The $46.5 million cash generated from our operating activities during the nine months ended September 29, 2013 was primarily due to $89.5 million in net favorable non-cash adjustments to our net loss, an increase in deferred margin on sales to distributors, and decreases in inventories and other assets, partially offset by increases in accounts receivable and a decrease in accounts payable and other liabilities.
The key changes in our working capital as of September 29, 2013 compared to December 30, 2012 were as follows:

•	Total cash, cash equivalents and short-term investments decreased by $15.8 million primarily due to our cash dividend.

•	Accounts receivable increased by $25.3 million primarily due to an increase in distributor shipments.

•	Deferred margin on sales to distributors increased by $6.8 million due to an increase in distributor shipments.

•
Inventories decreased by $28.1 million compared to December 30, 2012 due in part to reduced wafer starts to manage our production and an increase in distributor shipments in the latter-half of the quarter.

Investing Activities
During the nine months ended September 29, 2013, we generated approximately $0.6 million of cash from our investing activities primarily due to $53.5 million the sales or maturities of investments totaling, partially offset by $27.9 million of cash used for property and equipment expenditures, $23.3 million used for purchases of available-for-sale investments, and $4.4 million cash paid as an additional investment in certain non-marketable equity securities.
Financing Activities

Tables of Contents

During the nine months ended September 29, 2013, we used approximately $33.7 million of cash from our financing activities primarily related to $48.2 million for our dividend payment, $7.5 million of cash used to repay equipment leases and loan, $80.0 million of cash used to partially repay our revolver, $4.5 million payments related to statutory income tax withholdings on vested restricted stock awards in lieu of issuing shares of stock (considered as part of our stock buyback program), and $3.3 million to pay off the remaining mortgage note related to the Ramtron acquisition. These decreases were partially offset by net proceeds from the issuance of common shares under our employee stock plans of $33.4 million.
Nine Months Ended September 30, 2012:
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
Liquidity and Contractual Obligations
Liquidity
Stock Buyback Programs:
On September 20, 2011, our Board of Directors authorized a $400 million stock buyback program. For the three months ended September 29, 2013, repurchases made under this program were immaterial. As of September 29, 2013, the total remaining dollar value of the shares that may be repurchased under the program was approximately $83.7 million.

Tables of Contents

Contractual Obligations
The following table summarizes our contractual obligations as of September 29, 2013:

	Total	2013	2014 and 2015	2016 and 2017	After 2017
	(In thousands)
Purchase obligations (1)	$77,390	$72,440	$4,950	$—	$—
Operating lease commitments	20,244	2,172	10,998	6,021	1,053
Capital lease commitments	13,842	790	5,872	7,180	—
Patent license fee commitments (2)	5,880	—	—	5,880	—
Total contractual obligations	$117,356	$75,402	$21,820	$19,081	$1,053

(1)
Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

(2)
On April 30, 2012, we entered into a patent license agreement whereby we paid a total patent license fee of $14.0 million in fiscal 2012 and committed to pay another $5.9 million on or before April 30, 2016 representing fees for future purchases of patents and patent related services.

As of September 29 2013, our unrecognized tax benefits were $16.7 million, which were classified as long-term liabilities. We believe it is possible that we may recognize approximately $1.8 million to $2.0 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Equity Investment Commitments
As disclosed in Note 5, we have committed to purchase additional preferred stock from a company that works in the area of advanced battery storage. As of September 29, 2013, we purchased $9.5 million of preferred stock which was recorded as part of our investments in non-marketable securities. During the fourth quarter of fiscal 2013, we invested an additional $4.0 million. Subject to the attainment of certain milestones, we plan to purchase additional preferred stock of approximately $31 million in fiscal 2014.
Capital Resources and Financial Condition
Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents, debt securities and the repayment of our short-term debt, the purchase of our stock through our stock buyback program and payments of regularly scheduled cash dividends. As of September 29, 2013, in addition to $76.6 million in cash and cash equivalents, we had $24.8 million invested in short-term investments for a total cash, cash equivalents and short-term investment position of $101.4 million that is available for use in our current operations.
As of September 29, 2013, approximately 24% of our cash, cash equivalents and available-for-sale investments are held in offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.
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

Tables of Contents

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended
	September 29, 2013	September 30, 2012
	(In thousands, except per share amounts)
Non-GAAP gross margin	$101,507	$115,928
Non-GAAP research and development expenses	$41,978	$41,457
Non-GAAP selling, general and administrative expenses	$34,416	$39,323
Non-GAAP operating income	$25,113	$35,148
Non-GAAP net income attributable to Cypress	$22,015	$32,322
Non-GAAP net income per share attributable to Cypress—diluted	$0.20	$0.11
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

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES
(In thousands, except per-share data)
(Unaudited)

	Three Months Ended
	September 29, 2013	September 30, 2012
	(In thousands, except per share amounts)
GAAP gross margin	$91,653	$110,056
Stock-based compensation expense	2,804	4,526
Changes in value of deferred compensation plan	6,849	217
Acquisition-related expenses	265	—
Impairment of assets and other	(64)	1,129
Non-GAAP gross margin	$101,507	$115,928
GAAP research and development expenses	$50,429	$46,908
Stock-based compensation expense	(6,806)	(5,062)
Acquisition-related expenses	(19)	—
Changes in value of deferred compensation plan	(548)	(389)
Impairment of assets and other	(1,078)	—
Non-GAAP research and development expenses	$41,978	$41,457
GAAP selling, general and administrative expenses	$45,533	$47,328
Stock-based compensation expense	(9,701)	(6,513)
Changes in value of deferred compensation plan	(1,181)	(945)
Acquisition-related expenses	(366)	(547)
Impairment of assets and other	131	—
Non-GAAP selling, general and administrative expenses	$34,416	$39,323
GAAP operating income (loss)	$(9,989)	$15,047
Stock-based compensation expense	19,311	16,101
Changes in value of deferred compensation plan	1,994	1,551
Acquisition-related expenses	9,221	1,254
Impairment of assets and other	883	1,129
Restructuring charges	3,693	66
Non-GAAP operating income	$25,113	$35,148
GAAP net income (loss) attributable to Cypress	$(8,358)	$14,332
Stock-based compensation	19,311	16,101
Changes in value of deferred compensation plan	(97)	48
Acquisition-related expenses	9,221	1,254
Impairment of assets and other	883	1,129
Restructuring charges	3,693	66
Tax and tax-related items	(2,638)	(2,246)
Investment-related gains/losses	—	1,638
Non-GAAP net income attributable to Cypress	$22,015	$32,322
GAAP net income (loss) per share attributable to Cypress-diluted	—	$—
Stock-based compensation expense and other	0.12	0.10
Acquisition-related expenses	0.02	0.01
Impairment of assets and other	0.05	0.01
Restructuring charges	0.02	—
Tax and tax-related items	(0.02)	(0.02)
Investment-related gains/losses	—	0.01
Non-GAAP share count adjustment	0.01	—
Non-GAAP net income attributable to Cypress-diluted	$0.20	$0.11

Tables of Contents

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three month period ended September 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Tables of Contents

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
The table below sets forth information with respect to repurchases of our common stock made during the first three quarters of fiscal 2013 under this program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
	(In thousands, except per-share amounts)
Remaining balance available for purchases at the beginning of the period				$88,381
Repurchases during Q1-2013:
December 31 , 2012—March 31, 2013	412	$10.81	412	$83,930
Total repurchases during Q1-2013	412	$10.81	412	$83,930
Repurchases during Q2-2013:
April 1, 2013—June 30, 2013	10	$10.71	10	$83,824
Total repurchases during Q2-2013	10	$10.71	10	$83,824
Repurchases during Q3-2013:
July 1, 2013—September 29, 2013	9	$11.41	9	$83,726
Total repurchases during Q3-2013	9		9	$83,726
Grand total repurchase during Q1 - Q3 2013	431		431

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Tables of Contents

ITEM 5. OTHER INFORMATION
Quarterly Executive Incentive Payments
On October 31, 2013, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the third quarter of fiscal 2013 performance incentive plans. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”).
The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our non-GAAP profit-before-taxes percentage as well as individual strategic, operational and financial goals established for each executive. The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement filed with the Securities and Exchange Commission on March 29, 2013) under the KEBP and the PBP in the third quarter of fiscal 2013:

Named Executive Officers	KEBP	PBP
T.J. Rodgers, President and Chief Executive Officer	—	$45,407
Brad W. Buss, Executive Vice President, Finance & Administration and Chief Financial Officer	$12,706	—
Paul Keswick, Executive Vice President, New Product Development	$6,235	—
Christopher Seams, Chief Executive Officer, Deca Technologies, Inc.	$12,852	—
Dana Nazarian, Executive Vice President, Memory Products Division	$4,065	—
Additionally, the Compensation Committee authorized quarterly and annual incentive payments under the KEBP, totaling $60,351, to eight other senior executive officers who are not Named Executive Officers.
Mr. Paul Keswick, our Executive Vice President of New Product Development, was paid an incentive payment amounting to $39,959 in accordance with the terms of our Design Bonus Plan (the “DBP”). The payment amount was determined based upon the performance of Mr. Keswick during the second quarter of fiscal 2013. Mr. Keswick is the only named executive officer participant to the DBP as it is a bonus plan available to our design and certain product development engineers.

Tables of Contents

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	File No.	Filed Herewith

10.1	Amendment No. 1 to Credit and Guaranty Agreement	8-K	10/22/2013	001-10079

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Tables of Contents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: November 1, 2013	By:	/s/ BRAD W. BUSS
Brad W. Buss
Executive Vice President, Finance and Administration and Chief Financial Officer

Tables of Contents

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	File No.	Filed Herewith

10.1	Amendment No. 1 to Credit and Guaranty Agreement	8-K	10/22/2013	001-10079

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
 * XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.