Form 10-Q/A
period 2013-09-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2013-11-15
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————
FORM 10-Q/A
(Amendment No.1)
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Cypress Semiconductor Corporation that was filed with the Securities and Exchange Commission on November 1, 2013 (the “Form 10-Q”) is to correct an error in the diluted earnings per share amount presented in Note 13 Earnings per Share and the Non-GAAP Reconciliation included in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The error was caused by a formatting change made by our third party software and service provider and has no impact to the financial information contained within our XBRL files. Except as described above, no other amendments are being made to the Form 10-Q. This Amendment does not modify or update in any way the other disclosures contained in the Form 10-Q.

PART I—FINANCIAL INFORMATION
NOTE 13. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands, except per-share amounts)
Net income (loss) attributable to Cypress	$(8,358)	$14,332	$(32,787)	$(151)
Weighted-average common shares	149,679	147,673	147,551	151,153
Weighted-average diluted shares	149,679	160,300	147,551	151,153
Net income (loss) per share—basic	$(0.06)	$0.10	$(0.22)	$—
Net income (loss) per share—diluted	$(0.06)	$0.09	$(0.22)	$—

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended
	September 29, 2013	September 30, 2012
	(In thousands, except per share amounts)
Non-GAAP gross margin	$101,507	$115,928
Non-GAAP research and development expenses	$41,978	$41,457
Non-GAAP selling, general and administrative expenses	$34,416	$39,323
Non-GAAP operating income	$25,113	$35,148
Non-GAAP net income attributable to Cypress	$22,015	$32,322
Non-GAAP net income per share attributable to Cypress—diluted	$0.14	$0.20
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

CYPRESS SEMICONDUCTOR CORPORATION
RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES
(In thousands, except per-share data)
(Unaudited)

	Three Months Ended
	September 29, 2013	September 30, 2012
	(In thousands, except per share amounts)
GAAP gross margin	$91,653	$110,056
Stock-based compensation expense	2,804	4,526
Changes in value of deferred compensation plan	265	217
Acquisition-related expenses	6,849	—
Impairment of assets and other	(64)	1,129
Non-GAAP gross margin	$101,507	$115,928
GAAP research and development expenses	$50,429	$46,908
Stock-based compensation expense	(6,806)	(5,062)
Acquisition-related expenses	(19)	—
Changes in value of deferred compensation plan	(548)	(389)
Impairment of assets and other	(1,078)	—
Non-GAAP research and development expenses	$41,978	$41,457
GAAP selling, general and administrative expenses	$45,533	$47,328
Stock-based compensation expense	(9,701)	(6,513)
Changes in value of deferred compensation plan	(1,181)	(945)
Acquisition-related expenses	(366)	(547)
Impairment of assets and other	131	—
Non-GAAP selling, general and administrative expenses	$34,416	$39,323
GAAP operating income (loss)	$(9,989)	$15,047
Stock-based compensation expense	19,311	16,101
Changes in value of deferred compensation plan	1,994	1,551
Acquisition-related expenses	9,221	1,254
Impairment of assets and other	883	1,129
Restructuring charges	3,693	66
Non-GAAP operating income	$25,113	$35,148
GAAP net income (loss) attributable to Cypress	$(8,358)	$14,332
Stock-based compensation	19,311	16,101
Changes in value of deferred compensation plan	(97)	48
Acquisition-related expenses	9,221	1,254
Impairment of assets and other	883	1,129
Restructuring charges	3,693	66
Tax and tax-related items	(2,638)	(2,246)
Investment-related gains/losses	—	1,638
Non-GAAP net income attributable to Cypress	$22,015	$32,322
GAAP net income (loss) per share attributable to Cypress-diluted	(0.06)	$0.09
Stock-based compensation expense and other	0.12	0.10
Acquisition-related expenses	0.02	0.01
Impairment of assets and other	0.05	0.01
Restructuring charges	0.02	—
Tax and tax-related items	(0.02)	(0.02)
Investment-related gains/losses	—	0.01
Non-GAAP share count adjustment	0.01	—
Non-GAAP net income attributable to Cypress-diluted	$0.14	$0.20

PART II—OTHER INFORMATION

ITEM 6. Exhibits and Financial Statement Schedules

Exhibit Number	Exhibit Description	Incorporated by References
		Form	Filing Date/ Period End Date	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q/A	11/15/2013	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q/A	11/15/2013	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q/A	11/15/2013	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q/A	11/15/2013	X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: November 15, 2013	By:	/s/ BRAD W. BUSS
Brad W. Buss
Executive Vice President, Finance and Administration and Chief Financial Officer