Form 10-K
period 2013-12-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2014-02-27
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2013
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
Large accelerated filer    ☒        Accelerated filer    ☐        Non-accelerated filer    ☐        Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2013 as reported on the NASDAQ Global Select Market, was approximately $1.6 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2014, 154,300,659 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be filed pursuant to Regulation 14A for the year ended December 29, 2013 are incorporated by reference in Items 10 - 14 of Part III of this Annual Report on Form 10-K.

Tables of Contents

FORWARD-LOOKING STATEMENTS
The discussion in this Annual Report on Form 10-K contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our external wafer foundry partners and our expectation that our business will increase with them in the future, our expectation regarding future dividend payments and stock repurchases, the increasing complexity we expect in our product design, our expectations that we will continue to enter into additional licensing arrangements in the future, our expectations regarding the timing and cost of our restructuring liabilities, expected purchases by IV, our expectations and beliefs regarding our active litigation matters, including our intent to defend or pursue those matters rigorously; the competitive advantage we believe we have with our patents as well as our proprietary programmable technologies and programmable products, our expectation that we will continue to make significant investments in our current business ventures as well as new ventures, our backlog as an indicator of future revenue, the future potential impact of environmental regulations that may impact our business, our ability to compete in our highly competitive industry and markets in the future, our expectation that our revenue from the distribution channel (as a percentage of our overall sales) will increase in the future, the risk associated with our yield investment agreements, our foreign currency exposure and the impact exchange rates could have on our operating margins, the adequacy of our cash, working capital positions and borrowing arrangements to provide sufficient liquidity and capital needs of the Company, our expectations regarding our pending appeal of our recently completed India tax audit as well as our Philippines tax audit, our ability to recognize certain unrecognized tax benefits within the next twelve months, our future investment strategy, our expectation that we will continue to investigate strategic acquisition and investment transactions, the impact of interest rate fluctuations on our investments, the volatility of our stock price, the adequacy of our real estate properties, the utility of our non-GAAP reporting, the adequacy of our audits, our expectations regarding the timing and results of our restricting activities, the potential impact of our indemnification obligations and the impact of new accounting standards on our financial statements. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Annual Report on Form 10-K for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets and consumers we serve and our investments; our ability to timely deliver our proprietary and programmable technologies and products, the current credit conditions; our ability to expand our customer base, our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; changes in the law, the results of our pending tax examinations; our ability to achieve liquidity in our investments, the failure or success of our Emerging Technology division and/or the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Annual Report on Form 10-K.

Tables of Contents

PART I
ITEM 1.
General
Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and exceptional system value. Cypress offerings include our flagship PSoC® 1, PSoC 3, PSoC 4, and PSoC 5 programmable system-on-chip families. Cypress is the world leader in capacitive user interface solutions including CapSense® touch sensing, TrueTouch® touchscreens, and trackpad solutions for notebook PCs and peripherals. Cypress is also a significant participant in Universal Serial Bus (USB) controllers, which enhance connectivity and performance in a wide range of consumer and industrial products. Cypress is also the world leader in static random access memory (SRAM) and nonvolatile RAM memories. Cypress serves numerous major markets, including industrial, mobile handsets, consumer, computation, data communications, automotive, industrial, and military.
Cypress was incorporated in California in December 1982. The initial public offering took place in May 1986, at which time our common stock commenced trading on the NASDAQ National Market. In February 1987, we were reincorporated in Delaware. Our stock is listed on the NASDAQ Global Select Market under the ticker symbol “CY”.
Our corporate headquarters are located at 198 Champion Court, San Jose, California 95134, and our main telephone number is (408) 943-2600. We maintain a website at www.cypress.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.
Our fiscal 2013 ended on December 29, 2013, fiscal 2012 ended on December 30, 2012, and fiscal 2011 ended on January 1, 2012.
Business Segments
As of the end of fiscal 2013, our organization included the following business segments:

Business Segments	Description
Memory Products Division (MPD)
MPD focuses on static random access memory (SRAM), nonvolatile RAMs and general-purpose programmable clocks. Its purpose is to enhance our No. 1 position in SRAMs and nonvolatile RAMs and invent new and related products.

Data Communications Division (DCD)
DCD focuses on USB controllers and WirelessUSB™ peripheral controllers for industrial, handset, and consumer applications. It also includes module solutions such as Trackpads and Ovation™ Optical Navigation Sensors (ONS).

Programmable Systems Division (PSD)
PSD focuses primarily on our PSoC® programmable system-on-chip and PSoC-based products. This business segment focuses on (1) the PSoC platform family of devices and all derivatives, (2) PSoC-based user interface products such as CapSense® touch-sensing and TrueTouch® touchscreen products, and (3) automotive products.

Emerging Technologies Division (ETD)	Also known as our “startup” division, ETD includes subsidiaries AgigA Tech Inc. and Deca Technologies Inc. and our foundry business and other development-stage activities.
For additional information on our segments, see Note 19 of Notes to Consolidated Financial Statements under Item 8.
Business Strategies
Cypress is committed to managing its expenses and to maintaining a strong balance sheet. We have successfully transitioned many of our business operations to lower-cost centers, including India, the Philippines and China. In addition, we are using foundry partners to supplement our manufacturing needs.
In 2011, Cypress introduced two important products: TrueTouch Gen4 controllers and EZ-USB® FX3™ controllers for USB 3.0. Both of these families have received positive customer acceptance and continue to add incremental revenue.

Tables of Contents

In 2012, Cypress acquired Ramtron International Corporation (“Ramtron”) for a purchase price of $109.4 million. Ramtron is a leading provider of high-speed, non-volatile memory based in Colorado Springs, Colorado. Ramtron’s ferroelectric RAM (F-RAM) based products complement Cypress’s nvSRAM product line, enabling Cypress to offer the industry’s most comprehensive high-speed, non-volatile memory offering for mission-critical applications. Cypress also introduced the PSoC® 5LP Programmable System-on-Chip family of low-power, precision analog devices for a wide variety of industrial, medical and consumer applications. The Company also delivered a new TrueTouch family called TrueTouch Gen4X, which offers the industry’s best touchscreen performance in the presence of noise sources such as low-cost phone chargers.
In 2013, Cypress introduced two key product platforms: the PSoC 4 programmable system-on-chip architecture and the TrueTouch Gen5 family of touchscreen controllers. PSoC 4 provides customers with a sophisticated 32-bit ARM® Cortex™-M0 processor and the high-performance analog and digital circuitry of PSoC 3 and PSoC 5, all on small chips that will sell for as little as $1.00. The Gen5 family features patented analog sensing technology that delivers flawless touchscreen performance in the presence of electronic noise from chargers and displays. The first products from both platforms have begun ramping and are gaining traction with key customers.
In fiscal 2014, Cypress will continue to pursue the following key strategies:

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

•
Drive programmability. We believe our proprietary programmable technologies and programmable product leadership, led by our flagship PSoC® family of devices, represents an important competitive advantage for us. Driven by current and anticipated demand, we continue to define, design and develop new programmable products and solutions that offer our customers increased flexibility and efficiency, higher performance, and higher levels of integration with a focus on analog functionality.

•
Extend technology leadership and drive PSoC proliferation. The most important step of our programmability initiative is to drive PSoC adoption in large market segments. PSoC devices can be used in applications such as cell phones, industrial automation systems, medical equipment, tablets and e-readers, home appliances and cars. The product’s easy-to-use programming software and development kits can facilitate rapid adoption across many different platforms.

•
Focus on large and growing markets. We will continue to pursue business opportunities in large and growing markets, including handheld and human interface/consumer devices, personal health monitoring and other wearable technologies, industrial sensing and control, mobile accessories, automotive, and system management.

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

•
Identify and exit legacy or non-strategic, underperforming businesses. A focused business will allow us to better achieve our current objectives. Over the past years, we have divested certain business units that were inconsistent with our future business initiatives and long-term plans. Exiting these businesses has allowed us to focus our resources and efforts on our core programmable and proprietary business model. Our recent divestiture of Cypress Envirosystems ("Envirosystems") in 2012 is an example of this strategy. As part of our growth strategy, we will continue to review our business units to ensure alignment with our short and long-term goals.

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

Tables of Contents

Product/Service Overview
Programmable Solutions Division (PSD):
The Programmable Solutions Division designs and develops solutions for many of the world’s leading end-product manufacturers. Its programmable product offerings are the linchpin of our programmable solutions strategy. This division’s products include PSoC® devices, CapSense®, and TrueTouch® touch-sensing/touchscreen products, and automotive products. PSoC products are used in various industrial applications, mass storage, household appliances, laptop computers and toys. The TrueTouch touchscreen products are used in mobile phones, tablets, e-readers, GPS, automobiles, digital cameras and other mobile systems. CapSense devices are used in any application that employs buttons or sliders, including handsets and various other consumer, industrial and automotive applications.
The following table summarizes the markets and certain applications related to our products in this segment:

Products	Markets	Applications
PSoC® 1, PSoC 3, PSoC 4 and PSoC 5	Consumer, handsets, Industrial, medical, communications, automotive
Internet of Things applications, industrial control applications, cars, digital still and video cameras, home appliances, handheld devices and accessories, notebook computers, LCD monitors, medical devices, mice, keyboards, toys, e-Bikes and many other applications.

TrueTouch®	Handsets, consumer, computation, automotive, communication, gaming	Smartphones and superphones, tablets, e-readers, portable media players, cameras, automotive infotainment systems, video games, GPS systems, and other applications.

CapSense®	Handsets, consumer, industrial, computation, white goods, communication, automotive	Notebook computers and PCs, home appliances, handheld devices, automotive control pads/media centers, digital cameras, toys, consumer products and many other applications.
PSoC® Programmable System-on-Chip products. Our PSoC products are highly integrated, high-performance mixed-signal devices with an on-board microcontroller, programmable analog and digital blocks, SRAM and flash memory. They provide a low-cost, single-chip solution for a variety of consumer, industrial, medical, and system management applications. A single PSoC device can potentially integrate as many as 100 peripheral functions saving customers design time, board space, power consumption, and system costs. Because of its programmability, PSoC allows customers to make modifications at any point during the design cycle, providing unmatched flexibility.
Cypress’s PSoC 1 device delivers performance, programmability and flexibility with a cost-optimized 8-bit M8 CPU subsystem. PSoC 3 uses an 8-bit, Intel® 8051-based microcontroller with 7.5 times more computing power than PSoC 1. The 32-bit, ARM-Cortex™M3-based PSoC 5 has 25 times more computing power than PSoC 1. The analog-to-digital converters on PSoC 3 and PSoC 5 are 256 times more accurate and 10 to 30 times faster than PSoC 1, and there are 10 times more programmable logic gates available. PSoC 4 is based on a 32-bit ARM® Cortex™-M0 processor combined with precision analog circuitry, high-performance digital blocks, fully-routable I/Os and our leading CapSense® capacitive touch technology. Platform PSoC is supported by the unique PSoC Creator™ design tool that allows engineers to use intuitive schematic-based capture and dozens of PSoC Components™, free embedded ICs represented by icons that can be dragged and dropped into a design to integrate multiple ICs and system interfaces into one PSoC. In 2013, Cypress introduced PSoC Creator 3.0, which allows designers to create reusable, customized PSoC Components and it enables export to leading ARM toolsets, including IAR, Keil and Eclipse. Cypress also announced multiple design wins with new customers. Cypress has shipped more than 1.5 billion PSoC devices, and its online community for developers of PSoC and other products (www.cypress.com/go/community) featuring technical forums, blogs and videos has grown to more than 60,000 registered users.
TrueTouch® Touchscreen Solutions. TrueTouch is a single-chip touchscreen solution that can interpret the inputs of more than 10 fingers from all areas of the screen simultaneously. This enables designers to create new usage models for products such as smartphones and superphones, tablets, e-readers, portable media players, cameras, automotive infotainment systems and other products. The TrueTouch family also includes devices that perform traditional touchscreen functions including interpreting single touches, and gestures such as tap, double-tap, pan, pinch, scroll and rotate. In 2013, Cypress introduced the Gen5 family of TrueTouch controllers, which delivers the industry’s best noise immunity performance along with a host of advanced features, including industry-leading water resistance, proximity-sensing tracking of gloved fingers and passive stylus support. We also shipped new, low-cost single-layer sensor technologies that enable manufacturers to replace resistive screens with capacitive screens. We are shipping products from the TrueTouch family into many of the world’s leading cell phone from Original Equipment Manufacturers (OEMs).

Tables of Contents

CapSense®Solutions. Our CapSense capacitive touch-sensing solutions replace mechanical switches and controls with simple, touch-sensitive controls by detecting the presence or absence of a conductive object (such as a finger) and measuring changes in capacitance. This technology lends itself equally well to buttons, sliders, touchpads, touchscreens and proximity sensors, taking industrial design possibilities to a much higher level. The CapSense family supports all different ranges of general purpose inputs/outputs, buttons and slider devices. Cypress’s CapSense devices feature SmartSense™ technology, an automatic tuning solution that dynamically detects and adjusts a system’s capacitive-sensing parameters, eliminating the need for manual tuning. In 2013, Cypress shipped its one billionth CapSense controller. The solution has replaced more than 5 billion buttons with CapSense technology and is the worldwide capacitive sensing market share leader.
Data Communications Division (DCD):
The Data Communications Division focuses on USB controllers, WirelessUSB™ and module based solutions for trackpads and other user interface applications. Its purpose is to enhance our position in USB. USB has expanded beyond PC and peripheral applications and is finding increased adoption rates in industrial automation imaging, security cameras, and in consumer devices such as mobile handsets and set-top boxes.
The following table summarizes the markets and applications related to our products in this segment:

Products	Markets	Applications
USB controllers	Industrial, handset, PC and peripherals, consumer electronics
Printers, cameras, machine vision and other industrial equipment, mice, keyboards, handheld devices, gamepads and joysticks, VoIP phones, headsets, presenter tools, dongles, point of sale devices and bar code scanners.

WirelessUSB™	PC peripherals	Mice, keyboards, wireless headsets, consumer electronics, gamepads, remote controls, toys and presenter tools.

Trackpad Solutions	PCs, consumer
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
USB Controllers. Cypress is a market leader in USB with more than one billion devices shipped. USB provides the primary connection between a PC and peripherals, including keyboards, mice, printers, joysticks, scanners and modems. It is also used to connect non-PC systems, such as smartphones, handheld games, digital still cameras and portable media players. The USB standard facilitates a “plug-and-play” architecture that enables instant recognition and interoperability when a USB-compatible peripheral is connected to a system. We offer a full range of USB solutions, including low-speed (1.5 Mbps), full-speed (12 Mbps), high-speed (480 Mbps) and now “SuperSpeed” (up to 5 Gbps) USB products. We also offer a variety of USB hubs, transceivers, serial interface engines and embedded-host products for a broad range of applications.
WirelessUSB™ Solutions. Designed for short-range wireless connectivity, WirelessUSB enables personal computer peripherals, gaming controllers, remote controls, toys, and other point-to-point or multipoint-to-point applications to “cut the cord” with a low-cost, 2.4-GHz wireless solution. The WirelessUSB system acts as a USB human interface device, so the connectivity is transparent to the designer at the operating system level. WirelessUSB also operates as a simple, cost-effective wireless link in a host of other applications including industrial, consumer, and medical markets. In late 2012, Cypress introduced the PRoC™-UI (Programmable Radio-on-a-Chip-User Interface) solution, based on the WirelessUSB-NL radio. PRoC-UI combines wireless connectivity, microcontroller functionality and capacitive touch-sensing with support for Windows 8 compatible multi-touch gestures, all in a single chip. The highly-integrated PRoC-UI solution simplifies the design process while lowering bills-of-material costs.
Trackpad. We design and manufacture turnkey Trackpad sensor module solutions. By leveraging the flexibility and power of Cypress touch technologies, we provide solutions ranging from low power, two-finger gesture to feature-rich, true multi-touch solutions. Our design library contains solutions that can be used off-the-shelf; in addition, we offer custom product development for specific form factors and features based on customer requirements. These products are ideal for Windows laptop, Google Chromebook, PC peripheral, and remote control applications. Trackpad modules promote fast time-to-market and cost effective solutions for touch-enable end products.

Tables of Contents

Memory Products Division (MPD):
Our Memory Products Division designs and manufactures SRAM products and nonvolatile RAMs that are used to store and retrieve data in networking, wireless infrastructure and handsets, computation, consumer, automotive, industrial and other electronic systems. Cypress is the world’s No.1 supplier of SRAMs due to its broad portfolio of high-performance, synchronous SRAMs, consolidation within the supply base and additional share gains with strategic global customers. In 2013, we reaffirmed our commitment to the SRAM market with investments in new product development for next generation of high-performance synchronous SRAMs to extend the QDR architecture. In 2012, Cypress acquired Ramtron to add F-RAM (ferroelectric RAM) products to our nvSRAM (nonvolatile SRAM) products, giving Cypress the market’s leading non-volatile RAM portfolio.
Our MPD Division also includes timing technology products and specialty memory offerings.
The following table summarizes the markets and applications related to our products in this segment:

Products	Markets	Applications
Asynchronous SRAMs	Consumer, networking, industrial	Consumer electronics, switches and routers, test equipment, automotive and industrial electronics.

Synchronous SRAMs	Base station, networking	Enterprise routers and switches, wireless base stations, high bandwidth applications and industrial and defense electronics.

nvSRAMs	Servers, industrial	Redundant array of independent disk (RAID) servers, point of sale terminals, set-top boxes, copiers, industrial automation, printers, single-board computers and gaming.

F-RAMs	Automotive, medical	Smart electric meters, aerospace, medical systems, automotive, industrial controls, electronic point-of-sale terminals, printers and wireless (RFID) memory.

Dual-port Memories	Networking, telecommunication	Medical and instrumentation, storage, wireless infrastructure, military communications, image processors and base stations.

First-in, first-out (FIFO) Memories	Video, data communications, telecommunications, networking	Video, data communications, telecommunications, and network switching/routing.

Programmable clocks	Communications, computation	Set-top boxes, copiers, printers, HDTV, Industrial automation, printers, single-board computers, IP phones, storage devices, servers and routers.

RoboClock® buffers	Communications	Base stations, high-end telecom equipment (switches, routers), servers and storage.

Asynchronous SRAMs. We manufacture a wide selection of fast asynchronous and micropower SRAMs with densities ranging from 16 Kbits to 64 Mbits. These memories are available in many combinations of bus widths, packages and temperature ranges, and include offering for the automotive market. They are ideal for use in point-of-sale terminals, gaming machines, network switches and routers, IP phones, IC testers, DSLAM Cards and various automotive applications. Additionally, we introduced the market’s first 32-bit and 64-bit fast asynchronous SRAMs targeting storage servers, switches, routers, test and military equipment.
Synchronous SRAMs. Our high-speed synchronous SRAMs include standard synchronous pipelined, No Bus Latency (NoBL), Quad Data Rate, and Double Data Rate SRAMs, and are typically used in networking applications. NoBL synchronous SRAMs are optimized for high-speed applications that require maximum bus bandwidth up to 250 MHz, including those in the networking, instrumentation, video and simulation businesses. Double Data Rate (DDR) SRAMs target network applications and servers that operate at data rates up to 633 MHz. Quad Data Rate (QDR®) products are targeted toward next-generation networking applications, particularly switches and routers that operate at data rates beyond 633 MHz and offer twice the bus bandwidth of DDR SRAMs. Cypress introduced the industry’s first 65-nm QDR and DDR SRAMs. The 144-Mbit and 72-Mbit devices, developed with foundry partner UMC, feature the industry’s fastest clock speeds and operate at half the power of their 90-nm predecessors. They are ideal for networking, medical imaging and military signal processing.

Tables of Contents

nvSRAMs. nvSRAMs are products that operate similar to standard asynchronous SRAM and reliably store data into an internal nonvolatile array during unanticipated power outages. The competitive advantage of an nvSRAM is infinite endurance and much faster read/write speed than a serial flash or EEPROM. Additionally, these high-speed nonvolatile SRAM devices can store data for more than 20 years without battery backup. These memories are ideal for redundant array of independent disks (“RAID”) storage arrays, metering applications, multifunction printers and other industrial applications, such as PLCs. Cypress offers parallel nvSRAMs with an integrated real-time clock, providing failsafe battery-free data backup in mission-critical applications.
F-RAMs. Cypress’s new F-RAM memories offer extremely low power with the same non-volatility as nvSRAM products. F-RAM memory cells are immune to gamma radiation and EMI, making them well-suited to certain aerospace and medical systems. Other applications include automotive, smart electric meters, industrial controls, electronic point-of-sale terminals, printers and wireless (RFID) memory.
Dual-Port Memories. Dual ports, which can be accessed by two different processors or buses simultaneously, target shared-memory and switching applications, including networking switches and routers, cellular base stations, mass-storage devices and telecommunications equipment. We offer a portfolio of more than 250 synchronous and asynchronous dual-port interconnects ranging in densities from 8 Kbits to 36 Mbits with speeds of up to 250 MHz. Our dual ports are compelling solutions for interprocessor communication in a broad range of applications. For high-volume multiprocessor applications (wireless handsets, PDAs, consumer, etc.) we offer the MoBL™ (More Battery-Life™) dual port, providing a low cost, quick time-to-market interconnect solution with the industry’s lowest power-consumption.
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
Programmable Clocks. Programmable timing solutions such as our InstaClock device combine high performance with the flexibility and fast time to market of field-programmable devices at a cost that is competitive against custom clocks at equivalent volumes. Working with our easy-to-use CyberClocks™ software, designers can optimize device parameters such as drive strength, phased-lock loop bandwidth and crystal input capacitive loading. Our programmable clocks are ideal for devices requiring multiple frequencies including Ethernet, PCI, USB, HDTV, and audio applications. Additionally, the FleXO™ family of high-performance clock generators can be instantly programmed in the factory or field to any frequency up to 650 MHz, accelerating time to market and improving manufacturing quality.
RoboClock™ Clock Buffers. Our RoboClock family of clock buffers features programmable output skew, programmable multiply/divide factor, and fault-tolerant, user-selectable, redundant reference clocks. Designers can control output skew and multiply and divide factors to help accommodate last-minute design changes. RoboClock offers a high-performance timing solution for designers of communications, computation and storage networking applications.
Emerging Technologies and Other (ETD):
Cypress’s Emerging Technology Division consists of businesses outside our core semiconductor business. It includes majority-owned subsidiaries AgigA Tech, Inc., Deca Technologies, Inc., foundry services, other development stage activities and certain corporate expenses.
AgigA Tech, Inc. AgigA Tech, a majority-owned and fully independent subsidiary of Cypress, is an industry pioneer in the development of high-speed, high-density, battery-free non-volatile memory solutions. Its flagship product, AGIGARAM®, merges NAND Flash, DRAM and an ultracapacitor power source into a highly reliable non-volatile memory subsystem, delivering unlimited read/write performance at RAM speeds, while also safely backing up all data when power is interrupted. The patent pending approach couples innovations in power management, high-speed data movement and systems knowledge, while leveraging high volume readily available memory technologies to provide a unique non-volatile solution scalable to very high densities. In 2013, AGIGARAM earned an Edison Award for innovation.

Tables of Contents

Deca Technologies, Inc. (“Deca”). Deca is a majority-owned and fully independent subsidiary of Cypress. Headquartered in Tempe, AZ., and with global capabilities, Deca has pioneered a breakthrough approach to wafer level packaging and interconnect technology inspired by SunPower Corporation’s unique solar wafer fabrication methodology. Deca’s initial product offering includes a series of wafer level chip scale packaging (WLCSP) solutions serving several of the top 25 semiconductor producers. Deca’s approach enables industry-leading cycle times, flexibility and value for WLCSP, which is one of the semiconductor industry’s fastest growing electronic interconnect technologies. Sunpower Corporation is a minority investor in Deca.
Acquisition
In November 2012, we completed the acquisition of Ramtron and purchased all of Ramtron’s outstanding common stock at a purchase price of $3.10 per share for a total cash payment of $102.4 million, equity consideration totaling $1.8 million and incurred direct transaction costs of $15.3 million. This $15.3 million of acquisition related expenses includes legal, banker, severance expenses and costs related to the acceleration of terminated employee stock awards. All existing Ramtron equity based incentive plans were terminated upon the completion of the acquisition.
See Note 2 of Notes to Consolidated Financial Statements under Item 8 for further discussion.
Divestitures
On December 19, 2012, we completed the divestiture of our wholly-owned subsidiary Envirosystems and we received nominal consideration that is dependent upon future performance. Envirosystems was part of our ETD segment and as a result of the sale we recorded a loss of $1.6 million in “(Gain) loss on divestiture,” on the Consolidated Statement of Operations.
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
Manufacturing
Our core manufacturing strategy—“flexible manufacturing”—combines capacity from external foundries with output from our internal manufacturing facilities. This initiative allows us to meet rapid swings in customer demand while lessening the burden of high fixed costs, a capability that is particularly important in high-volume consumer markets that we serve with our leading programmable product portfolio.
We currently manufacture approximately 62% of our semiconductor products at our wafer manufacturing facility in Bloomington, Minnesota. External wafer foundries, mainly in Asia, manufactured the balance of our products and we expect that our wafer foundry partners will continue to increase their manufacturing as a percentage of total output.
We conduct assembly and test operations at our highly automated assembly and test facility in the Philippines. This facility accounts for approximately 32% of the total assembly output and 36% of the total test output. Various subcontractors in Asia performed the balance of the assembly and test operations.
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
We have a strategic foundry partnership with Grace Semiconductor Manufacturing Corporation (“Grace”), located in Shanghai, China. Our agreement with them transferred certain proprietary process technologies and provided additional production capacity to augment output from our manufacturing facilities. Since 2007, when we completed the transfer of our 0.35-micron SONOS, 0.13-micron SRAM and LOGIC processes and 0.09-micron SRAM, we have been purchasing products from Grace that are manufactured using these processes. In conjunction with our partnership with Grace, we made certain prepayments to them in fiscal 2011 to secure a certain supply of wafers. As of December 29, 2013, the prepayment balance has been paid in full per terms of the agreement.

Tables of Contents

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
Manufacturing Alliances
As part of our acquisition of Ramtron, we acquired a commercial manufacturing agreement for F-RAM products with Texas Instruments (“TI”). The agreement was entered into in 2007 and amended in 2011 and 2012. Under that agreement, the Company provides certain design, testing and other activities associated with product development, and TI provides certain foundry and related services. As amended on November 30, 2012, the agreement provides for automatic renewals unless written notice of termination is given prior to the end of any renewal period. If notice of termination is given, the agreement terminates one year thereafter and the Company may place last orders and take delivery of product during the following year. The agreement contains various obligations of the parties, including our obligations regarding minimum orders and negotiated pricing of products we purchase.
Research and Development
Research and development efforts are focused on the development and design of new semiconductor products, as well as the continued development of advanced software platforms primarily for our programmable solutions. Also included are the consolidated costs of research and development associated with our ETD division. Our goal is to increase efficiency in order to maintain our competitive advantage. Our research and development organization works closely with our manufacturing facilities, suppliers and customers to improve our semiconductor designs and lower our manufacturing costs. During fiscal 2013, 2012, and 2011, research and development expenses totaled $190.9 million, $189.9 million, and $190.0 million, respectively.
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
Customers, Sales and Marketing
We sell our semiconductor products through several channels: sales through global domestically-based distributors; sales through international distributors and manufacturing representative firms; and sales by our sales force to direct original equipment manufacturers and their manufacturers. Our marketing and sales efforts are organized around five regions: North Americas, Europe, Japan, Korea, and Rest of Asia. We augment our sales effort with field application engineers, specialists in our products, technologies and services who work with customers to design our products into their systems. Field application engineers also help us identify emerging markets and new products.
Outstanding accounts receivable from three of our distributors, accounted for 17%, 12% and 11%, respectively, of our consolidated accounts receivable as of December 29, 2013. Outstanding accounts receivable from three of our distributors, accounted for 12%, 12%, and 10% respectively, of our consolidated accounts receivable as of December 30, 2012.
Revenue generated through Avnet, Inc. and Macnica Inc., two of our distributors, accounted for 11% and 10% respectively, of our consolidated revenue for fiscal 2013. Samsung Electronics (“Samsung”), an end customer, purchases our products from our distributors and directly from Cypress and accounted for 12% of our consolidated revenue for fiscal 2013.
Revenue generated through Avnet, Inc., Macnica Inc., and Arkian, three of our distributors, accounted for 14%, 12% and 10% respectively, of our consolidated revenue for fiscal 2012. Shipments to Samsung accounted for 11% of our consolidated revenue for fiscal 2012.
Revenue generated through Avnet Inc. and Weikeng Industrial Co. Ltd, two of our distributors, accounted for 13% and 11%, respectively, of our consolidated revenue for fiscal 2011. Shipments to Samsung accounted for 10% of our consolidated revenue for fiscal 2011.

Tables of Contents

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
We face competition from domestic and foreign semiconductor manufacturers, many of which have advanced technological capabilities and have increased their participation in the markets in which we operate. We compete with a large number of companies primarily in the industrial, telecommunications, handsets, networking, data communications, computation and consumer markets. Companies who compete directly with our semiconductor businesses include, but are not limited to, Altera, Analog Devices, Atmel, Freescale, Integrated Device Technology, GSI Technology, Integrated Silicon Solution, Lattice Semiconductor, Linear Technology, Maxim Integrated Products, Microchip Technology, Renesas, Samsung, Silicon Laboratories, Synaptics, Texas Instruments and Xilinx.
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

Tables of Contents

Intellectual Property
We have an active program to obtain patent and other intellectual property protection for our proprietary technologies, products and other inventions that are aligned with our strategic initiatives. We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position in the domestic and international markets we serve. As of the end of fiscal 2013, we had approximately 1,973 issued patents and approximately 822 additional patent applications on file domestically and internationally. In addition, in fiscal 2014, we are preparing to file up to 50 new patent applications in the United States and up to 40 foreign applications in countries such as China, Taiwan, Korea, Europe and India. The average remaining life of our patent portfolio is approximately 10 years.
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
Employees
As of December 29, 2013, we had approximately 3,400 employees worldwide, down from approximately 3,600 employees as of December 30, 2012 primarily due to restructuring and centralization of certain functions. Geographically, approximately 1,200 employees were located in the United States, 1,100 employees were located in the Philippines, 600 employees were located in India and 500 employees were located in other countries. Of the total employees, approximately 1,800 employees were associated with manufacturing, 800 employees were associated with selling, general and administrative functions, and 800 employees were associated with research and development.
None of our employees are represented by a collective bargaining agreement, nor have we ever experienced organized work stoppages.

Tables of Contents

Executive Officers of the Registrant as of February 27, 2014
Certain information regarding each of our executive officers is set forth below:

Name	Age	Position
T. J. Rodgers	66	President, Chief Executive Officer and Director
Brad W. Buss	50	Executive Vice President, Finance and Administration and Chief Financial Officer
Sabbas A. Daniel	50	Executive Vice President, Quality
Alan Hawse	44	Executive Vice President, Software Development
Paul D. Keswick	55	Executive Vice President, Marketing
Badri Kothandaraman	41	Executive Vice President, Data Communications Division and Executive Director, Cypress India Limited
J. Daniel McCranie	70	Executive Vice President, Sales and Applications
Dana C. Nazarian	46	Executive Vice President, Memory Products Division
J. Augusto De Oliveira	49	Executive Vice President, Chief Technical Officer
Hassane El-Khoury	34	Executive Vice President, Programmable Systems Division
Minh Pham	54	Executive Vice President, World Wide Manufacturing and Operations
Thomas Surrette	50	Executive Vice President, Human Resources
Andrew Wright	39	Executive Vice President, Design Technology
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
Sabbas A. Daniel was named Executive Vice President of Quality in 2006. Prior to his current position, Mr. Daniel has held various management positions responsible for Cypress’s reliability and field quality organizations. Mr. Daniel joined Cypress in 1998. Prior to joining Cypress, he worked at Samsung in Korea as director of Reliability in the System LSI, memory, LCD, and Alpha microprocessor operations.
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
Paul D. Keswick was named as Executive Vice President of Marketing in 2013. Prior to his current position Mr. Keswisk served as Executive Vice President of New Product Development, Engineering, and IT since 1996, and other management positions, including Vice President and General Manager for various business divisions. Mr. Keswick has been with Cypress since 1986.
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

Tables of Contents

J. Daniel McCranie was named Executive Vice President of Sales and Applications in early 2014. Mr. McCranie previously served as the Chairman of the Board of Directors of ON Semiconductor, a position he has held since 2002, and chairman of the board of directors of Freescale Semiconductor, a position he held through most of fiscal year 2012. Mr. McCranie currently serves as a member of the board of directors of Mentor Graphics. Previously, he served as Chairman of the Board of Directors for Virage Logic, Actel Corporation, and Xicor Corporation as well as a member of the Board of Directors for California Microdevices and ASAT Corporation. Mr. McCranie served as Cypress's Executive Vice President of Sales and Marketing from 1993-2001. Prior to his initial tenure with Cypress, Mr. McCranie was the Chairman of the Board, President and Chief Executive Officer of SEEQ Technology.
Dana C. Nazarian was named Executive Vice President of Memory Products Division in February 2009. Mr. Nazarian started his career with Cypress in 1988. Prior to his current position, Mr. Nazarian held various management positions, which included oversight of significant operations in our former Round Rock, Texas facility and Vice President of our Synchronous SRAM business unit.
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
Andrew Wright was appointed Executive Vice President of New Product Development in 2013. Prior to his current position, Mr. Wright has held various management positions, including Vice President of Design responsible for Cypress's worldwide design organization. Previous to that Mr. Wright was Director of a business unit and had led an extensive series of product developments at Cypress. Mr. Wright has been with Cypress since 1997.
The executive officers of our majority-owned subsidiaries are as follows:

Name	Age	Position
Christopher A. Seams	50	Chief Executive Officer, Deca Technologies Inc.
Ronald Sartore	62	Chief Executive Officer, AgigA Tech Inc.
Christopher A. Seams was named Chief Executive Officer of Deca Technologies in 2013. Prior to his current appointment, Mr. Seams was Executive Vice President of Sales and Marketing. Mr. Seams joined Cypress in 1990 and has held a variety of positions in technical and operational management in manufacturing, development and foundry.
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

Tables of Contents

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
The trading price of our common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, including, but not limited to:

•	revenue fluctuations due to unforecasted shifts in customer orders, especially in the handset market;

•	announcements about our earnings or the earnings of our competitors that are not in line with our prior guidance and or analyst expectations;

•	quarterly variations in our results of operations or those of our competitors;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, design wins, commercial relationships or capital commitments;

•	the perceptions of general market conditions in the semiconductor industry and global market conditions;

•	our ability to develop and market new leading-edge products, software platforms, firmware and manufacturing technologies on a timely basis;

•	any major change in our board or senior management;

•	changes in governmental regulations or in the status of our regulatory compliance that impact our business;

•	recommendations by securities analysts or changes in earnings estimates concerning us or our customers or competitors;

•	the volume of short sales, hedging and other derivative transactions on shares of our common stock;

•	economic conditions and growth expectations in the markets we serve;

•	credit conditions; and

•	changes in our policy regarding dividends or our ability to declare a dividend.
Further, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Finally, although actively monitored by our Board of Directors in accordance with the Company’s written governance and trading policy, certain of our executive officers may, from time to time, pledge a portion of their holdings as collateral or include such holdings in margin accounts. In maintaining oversight over such pledging activity, the Board considers, among other things, the executives overall share holdings, the ability of the executive to repay the applicable loan without resorting to the pledged securities as well as the potential for such pledging to greater align the executive with the Company and its stockholders. It is the Board’s priority to ensure that such pledging does not pose undue risk to the Company or its stockholders; however, if our stock price were to drop suddenly, such margin accounts could be called on short notice and the shares in such accounts may be automatically sold by a third party in the open market, even during a blackout period.

Tables of Contents

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
The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. Demand for our products depends in large part on the continued growth of various electronics industries that use our products, including, but not limited to:

•	consumer electronics, including mobile handsets, tablets, and notebook PC’s

•	automotive electronics and industrial controls;

•	wireless telecommunications equipment;

•	computers and computer-related peripherals;

•	memory products; and

•	networking equipment.
Any downturn, shift in product launch schedule or reduction in the growth of these industries could seriously harm our business, financial condition and results of operations. In particular, our TrueTouch family of products is highly concentrated in consumer handset markets which are susceptible to changes in the general economy, consumer acceptance, design wins, competition and price.
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
Our ability to compete successfully in the rapidly evolving, highly-competitive semiconductor industry depends on many factors, including:

•
our success in developing and marketing new products, software platforms, firmware and manufacturing technologies and bringing them to market on a timely basis; especially our new touchscreen products which have been a major source of revenue growth over the last three years;

Tables of Contents

•	the quality and price of our products;

•	the pace at which customers incorporate our products into their systems, as is sometimes evidenced by design wins;

•	the diversity of our product lines;

•	the cost effectiveness of our design, development, manufacturing, support and marketing efforts, especially as compared to our competitors;

•	our customer service and customer satisfaction;

•	our ability to successfully execute our flexible manufacturing initiatives;

•	the number, strength and nature of our competitors, the markets they target and the rate and success of their technological advances;

•	the success of our Emerging Technologies business segment;

•	our ability to get competitive terms with our vendors, manufacturing partners and suppliers; and

•	our access to and the availability of working capital.
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
Like many semiconductor companies, which operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products and software platforms that customers choose to buy. Our products, such as TrueTouch™ and our Emerging Technologies companies are an important strategic focus for us and therefore, they tend to consume a significant amount of our resources. The new products the market requires tend to be increasingly complex, incorporating more functions and operating at faster speeds than old products. Increasing complexity generally requires smaller features on a chip. This makes manufacturing new generation of products substantially more difficult than prior generations.
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
We routinely incur indebtedness to finance our operations and from time to time we have significant amounts of outstanding indebtedness and substantial debt service requirements. On October 17, 2013, we amended our senior secured revolving credit facility with a group of lenders led by Morgan Stanley Senior Funding, Inc., to reduce the amount of the facility from $430 to $300 million. The credit facility contains customary affirmative, negative and financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio, minimum fixed charge coverage ratio, and a minimum liquidity of at least $100 million. Our ability to meet our payment and other obligations and covenants under our indebtedness depends on our ability to generate significant cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any amended credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations under indebtedness we may under take from time to time. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under any indebtedness we owe. As of December 29, 2013, our outstanding debt included $227 million related to our recent credit facility, $13.1 million in capital leases, and $8.7 million in equipment loans. See Note 14 for more information on our Senior Secured Revolving Credit Facility and equipment loans.

Tables of Contents

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
Our distribution payments may change from time to time, and we cannot provide assurance that we will continue to declare distributions in any particular amounts or at all. In addition, we cannot provide assurance that the cash distributions will continue to be treated for U.S. income tax purposes as a return of capital. A reduction in our distribution payments or a change in the tax treatment of future distributions could have a negative effect on our stock price.
We are increasingly dependent upon third parties to manufacture, distribute, generate a significant portion of our product sales, fulfill our customer orders and transport our product. Problems in the performance or availability of these companies could seriously harm our financial performance.
Although a majority of our products are fabricated in our manufacturing facilities located in Minnesota and the Philippines, we still rely on independent contractors to manufacture and assemble our many of our products. We expect to increase this reliance on third-party manufacturing in the future. In addition, if market demand for our products exceeds our internal manufacturing capacity and available capacity from our foundry partners, we may seek additional foundry manufacturing arrangements.
A shortage in foundry manufacturing capacity, which is more likely to occur at times of increasing demand, could hinder our ability to meet demand for our products or result in wafer price increases, both of which could adversely affect our operating results. Also, there are also only a few foundry vendors that have the capabilities to manufacture our most advanced products. If we engage alternative sources of supply, we may encounter start-up difficulties, yield or quality issues or incur additional costs. Shipments could be delayed significantly while these sources are qualified for volume production. We also rely on independent subcontractors to assemble, package and test the balance of our products. Our operations would be disrupted if any of our foundry partners or assembly and test subcontractors terminates its relationship with us or has financial issues and we are unable to arrange a satisfactory alternative to fulfill customer orders on a timely basis and in a cost-effective manner.
Our foundry partners and assembly and test subcontractors also have operations in locations that may suffer the impact of certain natural disasters, which could impact their ability to provide us with our products or their services. We monitor these events closely, but if one of our third-party manufacturing partners were to suffer significant damage to its operations as a result of a natural disaster, our ability to timely meet consumer demand would suffer which would materially harm our financial results of operation. Our channel partners include distributors and resellers. Worldwide sales through our distributors accounted for approximately 73% of our net sales in fiscal year 2013. We rely on many distributors to assist us in creating customer demand, providing technical support, filling customer orders, stocking our products and other value-added services to our customers. We face ongoing business risks due to our reliance on our channel partners to create and maintain customer relationships where we have a limited or no direct relationship. Should our relationships with our channel partners or their effectiveness decline, we face the risk of declining demand which could affect our revenue and results of operations. Our contracts with our distributor may be terminated by either party upon notice. In addition, our distributors are located all over the world and are of various sizes and financial conditions. Any disruptions to our distributors’ operations such as lower sales, lower earnings, debt downgrades, the inability to access capital markets and higher interest rates could have an adverse impact on our business.
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

Tables of Contents

We may be unable to protect our intellectual property rights adequately and may face significant expenses as a result of ongoing or future litigation.
The protection of our intellectual property rights, as well as those of our subsidiaries, is essential to keeping others from copying the innovations that are critical to our existing and future products. It may be possible for an unauthorized third party to reverse-engineer or decompile our software products. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be respected by third parties. Furthermore, our flexible manufacturing initiative requires us to enter into technology transfer agreements with external partners, providing third party access to our intellectual property and resulting in additional risk. In some cases, these technology transfer and/or license agreements are with foreign companies and subject our intellectual property to foreign countries which may afford less protection and/or result in increased costs to enforce such agreements or intellectual property rights. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. Consequently, we may become involved in litigation, in the United States or abroad, to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others or to defend against claims of invalidity. We are also from time to time involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights.
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
Other companies or entities also have commenced, and may again commence, actions seeking to establish the invalidity of our patents. For example, GSI has recently filed a petition for inter-parties re-examination of five of our patents with the United States Patent and Trademark Office. We intend to defend these actions vigorously, but there is no guarantee of success, and such effort takes significant financial and time resources from the Company. In the event that one or more of our patents are challenged, a court or the USPTO may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If our patents are invalidated, or if the scope of the claims in any of these patents is limited by court or USPTO decision, we could be prevented from pursuing certain litigation matters or licensing the invalidated or limited portion of such patents. Such adverse decisions could negatively impact our future, expected revenue.
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
International revenues historically accounted for a significant portion of our total revenues. Our manufacturing, assembly, test operations and certain finance operations located in the Philippines, as well as our international sales offices and design centers, face risks frequently associated with foreign operations including but not limited to:

Tables of Contents

•	currency exchange fluctuations;

•	the devaluation of local currencies;

•	political instability;

•	labor issues;

•	the impact of natural disasters on local infrastructures and economies;

•	changes in local economic conditions;

•	import and export controls;

•	potential shortage of electric power supply;

•	potential violations by our international employees or third-party agents of international or U.S. laws relevant to foreign operations (such as FCPA) and

•	changes in tax laws, tariffs and freight rates.
To the extent any such risks materialize, our business, financial condition or results of operations could be seriously harmed.
We compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel would harm us.
To a greater degree than most non-technology companies, we depend on the efforts and abilities of certain key members of management and technical personnel to execute on the strategic initiatives of our business. Our future success depends, in part, upon our ability to retain such personnel and to attract and retain other highly qualified personnel, particularly product and process engineers. We compete for these individuals with certain of our competitors, other companies, academic institutions, government entities and other organizations. Competition for such personnel is intense and we may not be successful in hiring or retaining new or existing qualified personnel. Equity awards are critical to our ability to hire and retain such key personnel. In addition, we may also need to significantly increase our cash based compensation to retain such personnel.
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
We have significant customer sales both in the U.S. and internationally. We are also reliant upon U.S. and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions. If any of our manufacturing partners, customers, distributors or suppliers experiences serious financial difficulties or ceases operations, our business could be adversely affected. In addition, prices of certain commodities, including oil, metals, grains and other food products, are volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations and periodic delays in delivery. High or volatile commodity prices increase the cost of doing business and adversely affect consumers’ discretionary spending. As a result of the difficulty that businesses (including our customers) may have in obtaining credit, the increasing and/or volatile costs of commodities and the decreased consumer spending that is the likely result of the weakness in the general economy, credit market crisis, unemployment and commodities’ price volatility, continued global economic and market turmoil are likely to have an adverse impact on our business, financial condition, results of operations and cash flows.
System security risks, data protection or privacy breaches, cyber-attacks and systems integration issues could disrupt our internal operations and/or harm the reputation of the Company, and any such disruption or harm could cause a reduction in our expected revenue, increase our expenses, negatively impact our results of operation or otherwise adversely affect our stock price.

Tables of Contents

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
From time to time we have shared our views in press releases or SEC filings, on public conference calls and in other contexts about current business conditions and our expectations as to our future results of operation. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process, especially in these very uncertain economic times. Our analyses and forecasts have in the past and, given the complexity and volatility of our business, will likely in the future, prove to be incorrect and could be materially incorrect. We offer no assurance that such predictions or analyses will ultimately be accurate, and investors should treat any such predictions or analyses with appropriate caution. Any analysis or forecast that we make which ultimately proves to be inaccurate may adversely affect our stock price.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our worldwide operations could be adversely affected if disrupted for any reason, including natural disasters such as earthquakes, tsunamis, floods, hurricanes, typhoons, telecommunication or information technology system failures, regulatory or political issues, power or water shortages, fires, extreme weather conditions, medical epidemics or pandemics or other man-made disasters or catastrophic events. While we maintain business interruption insurance for our primary foreign manufacturing operations, we are self-insured for any loss or damage to our primary manufacturing facility. As such, the occurrence of any of these business disruptions for us or our third-party manufacturers, partners or customers could result in significant losses, seriously harm our revenue and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the Philippines, China and India. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. However in the event of a major earthquake or other natural disaster or catastrophic event, our revenue, profitability and financial condition could suffer.
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

Tables of Contents

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to do diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We have undertaken the necessary diligence to determine whether such minerals are used in the manufacture of our products. However, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, regardless of our findings, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. The first report is due on May 31, 2014 for the 2013 calendar year.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our executive offices are located in San Jose, California. The following tables summarize our primary properties as of the end of fiscal 2013:

Location	Square Footage	Primary Use
Owned:
United States:
Bloomington, Minnesota	337,000	Manufacturing, research and development
San Jose, California	171,000	Administrative offices, research and development
Colorado Springs, Colorado	70,400	Administrative offices, research and development
Lynnwood, Washington	67,000	Administrative offices, research and development
Asia:
Cavite, Philippines	221,000	Manufacturing, research and development
Leased:
Asia:
Bangalore, India	193,000	Administrative offices, research and development
Shanghai, China	29,000	Administrative offices, research and development

Tables of Contents

The manufacturing facility located in Round Rock, Texas ceased operations in fiscal 2008. The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Consolidated Balance Sheet was $4.6 million as of December 30, 2012. In fiscal 2012, management reassessed the fair value of the assets due to the continuing unfavorable economic and market conditions. Based on this analysis, we recorded a write-down of $2.3 million. No impairment was recognized in fiscal 2011 and 2010. We continued to incur expenses related to ongoing maintenance and upkeep of the Texas facility until the sale was completed in the fourth quarter of 2013 for $4.7 million less selling costs.
In the fourth quarter of fiscal 2011, we sold a building located in San Jose, California, consisting of 62,688 square feet, to a third party for approximately $5.1 million. Refer to Note 7 for more information on this transaction.
In April 2011, we sold a building located in San Jose, California consisting of 75,732 square feet to a charitable organization for $4 million in exchange for a promissory note. Refer to Note 18 for more information on this transaction.
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

Tables of Contents

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

	Low	High
Fiscal 2013:
Fourth quarter	$8.97	$10.34
Third quarter	$9.05	$13.10
Second quarter	$9.60	$11.55
First quarter	$9.84	$11.37
Fiscal 2012:
Fourth quarter	$8.80	$11.24
Third quarter	$10.16	$13.51
Second quarter	$12.14	$15.71
First quarter	$14.90	$18.68
Fiscal 2011:
Fourth quarter	$13.99	$20.25
Third quarter	$14.87	$23.19
Second quarter	$17.83	$23.17
First quarter	$17.94	$23.38
As of February 21, 2014, there were approximately 1,139 registered holders of record of our common stock.
Dividends
During fiscal 2013, we paid dividends of $64.8 million, at a rate of $0.11 per share of common stock paid in each quarter of the fiscal year.
During fiscal 2012, we paid total cash dividends of $63.2 million, at a rate of $0.09 per share of common stock paid in the first quarter of the fiscal year and dividends of $0.11 per share of common stock paid in the second, third and fourth quarters of the fiscal year.
During the second quarter of fiscal 2011, we initiated our first ever dividend program and our Board of Directors declared cash dividends of $0.09 per share paid in the third and fourth quarters of fiscal 2011. Total cash dividends paid in fiscal 2011 were approximately $29.0 million.

Tables of Contents

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the Standard and Poor (“S&P”) 500 Index and the S&P Semiconductors Index for the last five fiscal years:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cypress Semiconductor Corporation, the S&P 500 Index, and the S&P
Semiconductors Index, and a Peer Group

* $100 invested on 12/28/08 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

	January 3, 2010	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013
Cypress**	$264	$465	$427	$276	$283
S&P 500 Index	$126	$146	$149	$172	$228
S&P Semiconductors Index	$161	$179	$183	$177	$240
Peer Group	$170	$239	$205	$206	$252

**	All closing prices underlying this table have been adjusted for cash dividends, stock splits and stock dividends.

Tables of Contents

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information:
The following table summarizes certain information with respect to our common stock that may be issued under the existing equity compensation plans as of December 29, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In millions, except per-share amounts)
Equity compensation plans approved by shareholders	24.5	(1)	$8.83	(3)	10.3	(2)
Equity compensation plans not approved by shareholders	3.2		$5.93		—
Total	27.7		$8.33	(3)	10.3

(1)	Includes 8.7 million shares of restricted stock units and restricted stock awards granted.

(2)
Includes 6.8 million shares available for future issuance under Cypress’s 2013 Stock Plan and 0.8 million under the Assumed Ramtron Plan. In addition, the amount includes 2.7 million shares available for future issuance under Cypress’s Employee Stock Purchase Plan.

(3)	Excludes the impact of 8.7 million shares of restricted stock units and restricted stock awards which have no exercise price.
See Note 8 of Notes to Consolidated Financial Statements under Item 8 for further discussion of Cypress’s stock plans.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock Buyback Programs:
$400 Million Program Authorized in Fiscal 2011
On September 20, 2011, our Board of Directors (the “Board”) authorized a $400.0 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our Board.

Tables of Contents

The table below sets forth information with respect to repurchases of our common stock made during fiscal 2011, 2012 and 2013 under this program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchase Under the Plans or Programs
	(In thousands, except per-share amounts)
Authorized fund under this Repurchase program:	—	$—	—	$400,000
Repurchases in fiscal 2011:
August 29, 2011—October 2, 2011	1,125	$15.57	1,125	$382,489
October 3, 2011—October 30, 2011	1,257	$14.29	1,257	$364,530
October 31, 2011—November 27, 2011	139	$18.92	139	$361,888
November 28, 2011—January 1, 2012	2,540	$16.42	2,540	$320,189
Total repurchases in fiscal 2011	5,061	$15.77	5,061	$320,189
Repurchases in fiscal 2012:
January 2, 2012—April 1, 2012	6,071	$16.15	6,071	$222,160
April 2, 2012—July 1, 2012	1,523	$13.05	1,523	$202,282
July 2, 2012—September 30, 2012	7,285	$11.20	7,285	$120,696
October 1, 2012—December 30, 2012	3,163	$10.22	3,163	$88,381
Total repurchases in fiscal 2012	18,042		18,042	$88,381
Repurchases in fiscal 2013:
December 31, 2013—March 31, 2013	411	$10.49	411	$84,059
April 1, 2013—June 30, 2013	10	$10.71	10	$83,952
July 1, 2013—September 29, 2013	9	$11.41	9	$83,856
September 30, 2013—December 29, 2013	23	$9.46	23	$83,675
Total repurchases in fiscal 2013	453		453	$83,675
Total repurchases under this program	23,556	$10.47	23,556
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

Tables of Contents

The following table summarizes the activity of our settled yield enhanced structured agreements during fiscal 2012 and 2011:

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
There was no activity of our yield enhanced structured agreements during fiscal 2013.

(1)
This includes a YEP agreement entered into in fiscal 2010 for an aggregate price of approximately $43.9 million which remained unsettled as of the end of fiscal 2010. Such agreement was subsequently settled in the first quarter of fiscal 2011 for approximately $47.0 million.

(2)	Included as part of the $600 million stock buyback program authorized in fiscal 2010.

Tables of Contents

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements under Item 8:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands, except per-share amounts)
Consolidated Statement of Operations Data:
Revenues	$722,693	$769,687	$995,204	$877,532	$667,786
Cost of revenues	$384,121	$376,887	$448,602	$388,359	$397,204
Operating income (loss)	$(58,195)	$(18,915)	$153,719	$87,864	$(149,255)
Income (loss) attributable to Cypress	$(46,364)	$(22,370)	$167,839	$75,742	$(150,424)
Noncontrolling interest, net of income taxes	$(1,845)	$(1,614)	$(882)	$(866)	$(946)
Net income (loss)	$(48,209)	$(23,984)	$166,957	$74,876	$(151,370)
Adjust for net loss (income) attributable to noncontrolling interest	$1,845	$1,614	$882	$866	$946
Net income (loss) attributable to Cypress	$(46,364)	$(22,370)	$167,839	$75,742	$(150,424)
Net income (loss) per share—basic:
attributable to Cypress	($0.31)	($0.15)	$1.02	$0.47	($1.03)
Net income (loss) per share—basic	($0.31)	($0.15)	$1.02	$0.47	($1.03)
Net income (loss) per share—diluted:
attributable to Cypress	($0.31)	($0.15)	$0.90	$0.40	($1.03)
Net income (loss) per share—diluted	($0.31)	($0.15)	$0.90	$0.40	($1.03)
Dividends per share:
Declared	$0.44	$0.44	$0.27	—	—
Paid	$0.44	$0.42	$0.18	—	—
Shares used in per-share calculation:
Basic	148,558	149,266	164,495	161,114	145,611
Diluted	148,558	149,266	186,895	191,377	145,611

	As of
	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011	January 3, 2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$104,462	$117,210	$166,330	$434,261	$299,642
Working capital	$13,871	$20,060	$79,190	$383,369	$279,643
Total assets	$765,836	$831,629	$810,090	$1,072,801	$912,508
Debt (1)	$248,230	$264,942	$45,767	$—	$—
Stockholders’ equity	$178,635	$176,861	$397,842	$702,893	$630,384

(1)
The debt in fiscal year 2013 primarily included $227.0 million related to our revolving credit facility, $12.5 million of capital leases, and $8.7 million of equipment loans. The debt in fiscal year 2012 included $232.0 million related to our revolving credit facility, $15.0 million of capital leases, $11.5 million of equipment loans, $3.3 million of a mortgage note related to Ramtron, and $3.1 million of advances received for the sale of certain of our auction rate securities. The debt in fiscal year 2011 included $15.2 million of capital leases, $14.1 million of equipment loans and $16.4 million of advances received for the sale of certain of our auction rate securities (all balances include both short-term and long-term portions). See Note 14 for more information on revolving credit facility, equipment loans and mortgage note, Note 18 for more information on capital leases and Note 5 for more information on advances received for the sale of auction rate securities.

Tables of Contents

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

EXECUTIVE SUMMARY
General
Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and exceptional system value. Cypress offerings include our flagship PSoC® 1, PSoC 3, PSoC 4, and PSoC 5 programmable system-on-chip families. Cypress is the world leader in capacitive user interface solutions including CapSense® touch sensing, TrueTouch® touchscreens, and trackpad solutions for notebook PCs and peripherals. Cypress is also a significant participant in Universal Serial Bus (USB) controllers, which enhance connectivity and performance in a wide range of consumer and industrial products. Cypress is also the world leader in static random access memory (SRAM) and nonvolatile RAM memories. Cypress serves numerous major markets, including consumer, mobile handsets, computation, data communications, automotive, industrial, and military.

During the fourth quarter of fiscal 2012 we acquired Ramtron which is included in our Memory Product Division. In addition, as part of our continued efforts to better allocate key management resources and to focus on our core markets, during the first quarter of fiscal 2013, we have realigned our Data Communications Division to include our module solutions including Trackpad and Ovation™ Optical Navigation Sensors (ONS), which were previously included in our Programmable Systems Division. We evaluate our reportable business segments in accordance with the accounting guidance.
As of the end of fiscal 2013, our organization included the following business segments:

Business Segments	Description
MPD: Memory Products Division	MPD focuses on static random access memory (SRAM), nonvolatile RAMs and general-purpose programmable clocks.

DCD: Data Communications Division	DCD focuses on USB controllers and WirelessUSB™ peripheral controllers, also offering module solutions including Trackpads and Ovation™ Optical Navigation Sensors.

PSD: Programmable Systems Division
PSD focuses primarily on our PSoC® programmable system-on-chip and PSoC-based products. This business segment focuses on (1) the PSoC platform family of devices including PSoC 1, PSoC 3, PSoC 4 and PSoC 5, and all derivatives, (2) PSoC-based user interface products such as CapSense® touch-sensing and TrueTouch® touchscreen products, and (3) automotive products.

ETD: Emerging Technologies Division	Our “startup” division includes AgigA Tech Inc. and Deca Technologies Inc., both majority-owned subsidiaries of Cypress. ETD also includes our foundry business and other development-stage activities.
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
Consistent with this strategy, in fiscal 2008 we substantially completed the exit of our manufacturing facility in Texas and transferred production to our more cost-competitive facility in Minnesota and outside foundries. During 2013 we completed the sale of this manufacturing facility. See Note 7 for further information.

Tables of Contents

RESULTS OF OPERATIONS
Revenues

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Programmable Systems Division	$292,707	$345,430	$468,190
Memory Products Division	338,986	330,504	394,832
Data Communications Division	79,410	86,591	127,388
Emerging Technologies and Other	11,590	7,162	4,794
Total revenues	$722,693	$769,687	$995,204
Programmable Systems Division:
Revenues from the Programmable Systems Division decreased by $52.7 million or 15.3% compared to fiscal 2012. The revenue decrease was primarily attributable to declines in sales of our TrueTouch® touchscreen products and CapSense® and a decline in sales of our PSoC platform family of devices. The decline in our True Touch and CapSense revenue was primarily due to a decrease in revenue from our handset customers and lower average selling prices.
Revenues from the Programmable Systems Division decreased by $122.8 million in fiscal 2012, or approximately 26.2% compared to fiscal 2011. The revenue decrease was primarily attributable to a decline in sales of our TrueTouch® touchscreen products and a decline in sales of our PSoC platform family of devices. The decrease in our TrueTouch® revenue was primarily due to a decrease in revenue from our handset and tablet customers and lower average selling prices.
Memory Products Division:
Revenues from the Memory Products Division increased by $8.5 million or 2.6% as compared to fiscal 2012 primarily due to an increase in sales of nonvolatile products associated with our acquisition of Ramtron, offset by a decrease in SRAM products driven by a continuing decrease in demand from wireless and wireline end customers.
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
Data Communications Division:
Revenue for the Data Communication Division decreased by $7.2 million or 8.3% compared to fiscal 2012 due to declining revenue in our legacy USB products offset by an increase in USB3.0 and trackpad products.
Revenues from the Data Communications Division decreased by $40.8 million in fiscal 2012, or approximately 32.0%, compared to fiscal 2011. The decrease in revenue was primarily attributable to a decrease in sales of our West Bridge controllers and other USB-related products.
Emerging Technologies and Other:
Revenue from the Emerging Technologies Division increased by $4.4 million or 61.8% compared to fiscal 2012 primarily due to increase in revenue from our foundry and Deca Technologies and Agiga Tech offset by the divestiture of Cypress Envirosystems which represented $2.9 million of revenue in 2012.
Revenues from Emerging Technologies increased by $2.4 million in fiscal 2012, or approximately 49.4%, compared to fiscal 2011. The revenue increase was primarily due to the overall increase in demand as certain of our Emerging Technologies begun having initial production ramps.

Tables of Contents

Cost of Revenues/Gross Margin

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Cost of revenues	$384,121	$376,887	$448,602
Gross margin percentage	46.8%	51.0%	54.9%
Gross margin percentage declined to 46.8% in fiscal 2013 from 51.0% in fiscal 2012 primarily driven by lower factory absorption, product and customer mix, and the impact of the negative gross margins of our ETD. Charges to cost of sales for inventory provisions were $12.8 million during fiscal 2013, unfavorably impacting our gross margin by 2%. Sales of inventory previously written-off were $5.1 million for fiscal year 2013, favorably impacting our gross margin by 1%. The overall net effect on our gross margin from charges to cost of sales for inventory provisions and sales of items previously written-off was a 1% net unfavorable impact for fiscal year 2013.
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
Research and Development (“R&D”)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
R&D expenses	$190,906	$189,897	$189,970
As a percentage of revenues	26.4%	24.7%	19.1%
R&D expenditures increased by $1.0 million in fiscal 2013 compared to fiscal 2012. The increase was primarily attributable to an increase of $4.3 million in variable bonus-related expense and an increase of $5.3 million in stock-based compensation. This amount was offset by a $4.1 million decrease in outside consulting services, license and equipment expense as a result of a worldwide cost cutting effort. As a percentage of revenues, R&D expenses were higher in fiscal 2013 driven by the decrease in total revenues in the same period.
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
Selling, General and Administrative (“SG&A”)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
SG&A expenses	$182,671	$211,959	$227,976
As a percentage of revenues	25.3%	27.5%	22.9%
SG&A expenses decreased by $29.3 million in fiscal 2013, or approximately 14% compared to fiscal 2012. The decrease was primarily attributable to (1) a decrease in non-recurring charges which occurred in 2012 including $6.9 million acquisition related expenses and a $1.6 million loss on the divestiture of Cypress Envirosystems; (2) company wide cost cutting efforts including a decrease in travel expense of $2.9 million and a $3.9 million reduction of advertising, marketing and other outside services and (3) a decrease in labor and benefit expense of $8.7 million due to restructuring and reduced headcount. These amounts were partially offset by a $2.5 million increase in bonus expense and a $2.1 million increase in deferred compensation expense.

Tables of Contents

SG&A expenses decreased by $16.0 million in fiscal 2012, or approximately 7%, compared to fiscal 2011. The decrease was primarily attributable to $7.6 million decrease in direct and indirect labor expenses, particularly a $6.2 million decrease in variable bonus-related expenses, and a $16.7 million decrease in stock-based compensation due to our lower stock price in 2012. These direct and indirect labor costs were partially offset by an increase of $2.2 million expense primarily related to an increase in the value of our deferred compensation plan. We incurred $7.2 million in SG&A expenses related to Ramtron.
Restructuring
We recorded restructuring charges of $15.4 million, $4.3 million and $6.3 million during fiscal 2013, 2012 and 2011, respectively. The determination of when we accrue for severance costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement. The $15.4 million restructuring costs recognized in fiscal 2013 primarily consisted of $8 million in personnel costs and a $6.7 million in asset write-down. The $4.3 million restructuring costs recognized in fiscal 2012 consisted primarily of personnel costs and was mainly due to the restructuring program announced in fiscal 2011. The $6.3 million restructuring costs recognized in fiscal 2011 consisted primarily of personnel costs and was mainly due to the restructuring program announced in fiscal 2011. Refer to Note 10 of Notes to Consolidated Financial Statements under Item 8 for more detailed discussions on our restructuring programs for fiscal 2013, 2012 and 2011.
Assets Held for Sale
Our Texas facility ceased operations in the fourth quarter of fiscal 2008 and the sale of the facility was completed during the fourth quarter fiscal 2013 for $4.7 million. The net book value of the remaining assets that were classified as held for sale and included in “Other current assets” in the Consolidated Balance Sheet as of December 30, 2012 was $4.6 million.
During fiscal 2013, we incurred a $6.7 million charge to write down certain equipment that we intend to sell to its current fair value of $2.3 million which is included in "Other current assets" in the Consolidated Balance Sheet as of December 29, 2013. Refer to Note 7 of Notes to Consolidated Financial Statements under Item 8 for more information on our assets held for sale.
Divestitures
We did not have any divestitures during fiscal 2013.
On December 19, 2012, we completed the divestiture of our wholly-owned subsidiary Cypress Envirosystems and we received nominal consideration that is dependent upon future performance. Cypress Envirosystems was an immaterial part of our ETD segment and as a result of the sale we recorded a loss of $1.6 million in “(Gain) loss on divestiture,” on the Consolidated Statement of Operations.
In fiscal 2011, we divested our image sensors product families and sold them to ON for a total cash consideration of $34.0 million. In connection with the divestiture, we recorded a gain of $34.3 million. We transfered approximately 80 employees to ON as part of this divestiture. Refer to Note 3 of Notes to Consolidated Financial Statements under Item 8 for more information on this transaction.
Interest and Other Income, Net
The following table summarizes the components of interest and other income, net:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Interest income	$301	$694	$1,466
Interest expense	(8,112)	(3,824)	(115)
Changes in fair value of investments under the deferred compensation plan	6,371	3,158	(862)
Impairment of investments	25	(3,200)	(800)
Foreign currency exchange gains (losses), net	2,791	(1,460)	1,124
Gain on sale of equity investments	908	1,601	—
Others	(59)	286	1,046
Total interest and other income, net	$2,225	$(2,745)	$1,859

Tables of Contents

Employee Deferred Compensation Plan
We have a deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-deferred basis. We do not make contributions to the deferred compensation plan and we do not guarantee returns on the investments. Participant deferrals and investment gains and losses remain as our liabilities and the underlying assets are subject to claims of general creditors. In fiscal 2013, 2012 and 2011, we recognized changes in fair value of the assets under the deferred compensation plan in “Interest and other income, net” of approximately $6.4 million, $3.2 million and $(0.9) million, respectively. The increase or decrease in the fair value of the investments relates to the increased or decreased performance of the portfolio on a year over year basis. Refer to Note 16 of Notes to Consolidated Financial Statements under Item 8 for more information about our deferred compensation plan.
Impairment of Investments
We review our investments periodically for impairment and recognize an impairment loss when the carrying value of an investment exceeds its fair value and the decline in value is considered other-than-temporary. After temporary, in fiscal 2013 no impairment charges were recognized. During the first quarter of fiscal 2012, two of our privately-held companies which we were invested in at a carrying value of $2.4 million, offered additional rounds of financing that we declined to participate in. Based on these new rounds of financing, we determined that our investments were impaired and wrote off the $2.4 million investment. In fiscal 2011, we recognized impairment charges totaling approximately $0.8 million. The impairment expense recognized in fiscal 2011 was related to the decline in value of our investments in non-marketable equity securities which was considered other-than-temporary.
For more information about our investments, refer to Note 6 of Notes to Consolidated Financial Statements under Item 8.
Gain on Sale of Investments in Marketable Equity Securities
In the second quarter of fiscal 2013, we sold our investment in a certain marketable equity security for $2.2 million, which resulted in a realized gain of $1.1 million.
In connection with the acquisition of Ramtron, we recognized a gain of $1.7 million on our initial investment in Ramtron of $3.4 million. For more information about our acquisition, refer to Note 2 of Notes to Consolidated Financial Statements under Item 8.
There were no investments in marketable equity securities that were sold in fiscal 2011.
Income Taxes
Our income tax benefit was $7.8 million for 2013. Our income tax expense was $2.3 million for 2012. Our income tax benefit was $11.4 million in fiscal 2011. The tax expense in fiscal 2013 was primarily attributable to a release of previously accrued taxes of approximately $13.8 million related to settlements with taxing authorities and the lapsing of statutes of limitations, partially offset by income taxes associated with our non-U.S. operations. The tax expense in fiscal 2012 was primarily attributable to income taxes associated with our non-U.S. operation. The tax benefit in fiscal 2011 was primarily attributable to a release of previously accrued taxes of approximately $22.4 million related to settlements with taxing authorities and the lapsing of statutes of limitation, partially offset by income taxes associated with our non-U.S. operations.
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
Non-U.S. tax authorities have completed their income tax examinations of our subsidiary in India for fiscal years 2002-2006 and our subsidiary in the Philippines for 2009. The proposed adjustments in India have been appealed, and we believe the ultimate outcome of these appeals will not result in a material adjustment to our tax liability. The Philippines examinations for 2009 resulted in no material adjustments to our tax liabilities. Income tax examinations of our Philippine subsidiary for the 2010 fiscal year and our India subsidiary for the 2009-2010 fiscal years are in progress. We believe the ultimate outcome of these examinations will not result in a material increase to our tax liability.

Tables of Contents

International revenues account for a significant portion of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 25%. The impact on our provision for income taxes of foreign income being taxed at rates different than the U.S. federal statutory rate was a benefit of approximately $15.4 million, $26.4 million, and $43.6 million in 2013, 2012 and 2011, respectively. The foreign jurisdictions with lower tax rates as compared to the U.S. statutory federal rate that had the most significant impact on our provision for foreign income taxes in the periods presented include the Cayman Islands, China, Ireland, the Philippines, and Switzerland.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our consolidated cash and investments and working capital:

	As of
	December 29, 2013	December 30, 2012
	(In thousands)
Cash, cash equivalents and short-term investments	$104,462	$117,210
Working capital	$13,871	$20,060
Key Components of Cash Flows

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Net cash provided by operating activities	$67,568	$134,997	$283,808
Net cash provided by (used in) investing activities	$261	$(113,036)	$69,100
Net cash used in financing activities	$(45,023)	$(58,475)	$(516,374)
Fiscal 2013:
Operating Activities
In fiscal 2013, net cash provided by operating activities was $67.6 million compared to $135 million in fiscal 2012. Operating cash flows for fiscal 2013 were primarily due to net favorable non-cash adjustments to our net loss including stock-based compensation of $73.0 million and depreciation and amortization of $48.4 million, and a decrease in inventory of $29.4 million.
The significant changes in our working capital as of December 29, 2013 compared to December 30, 2012 were as follows:

•	Accounts payable and other current and long-term liabilities decreased by $37.1 million due to timing of purchases and payments.

•	Deferred margin on sales to distributors decreased by $8.8 million due to lower distributor shipments.

•	Inventory decreased by $29.4 million primarily due to sale of inventory acquired with the acquisition of Ramtron.
Investing Activities
In fiscal 2013, net cash provided by investing activities was $0.3 million compared to net cash used in investing activities of $113.0 million in fiscal 2012. The cash provided by our investing activities in fiscal 2013 was primarily due to sales of investments of $64.4 million offset by investment purchases of $23.1 million, and purchases of property and equipment of $36.6 million primarily for our Emerging Technologies Division.
Financing Activities
In fiscal 2013, net cash used in financing activities was $45.0 million compared to $58.5 million in fiscal 2012. The cash we used in our financing activities in fiscal 2013 was primarily due to payment of dividends of $64.8 million, repayment on our long term revolving credit facility (Credit facility) of $145.0 million and repayment of other debt of $17.1 million, partially offset by net proceeds of $38.7 million from the issuance of common shares under our employee stock plans, and borrowings of $140.0 million on our Credit facility.
Fiscal 2012:

Tables of Contents

In fiscal 2012, cash and cash equivalents decreased by approximately $36.5 million primarily due to the $113.0 million cash used in our investing activities, principally related to the cash paid for the acquisition of Ramtron. (See Note 2 for a detailed discussion of the Ramtron acquisition.) Cash and cash equivalents also decreased due to the $58.5 million cash used in our financing activities, principally related to our stock buyback program and payment of dividends, which were partially offset by cash received from our credit facility. Cash used in our investing and financing activities was partially offset by the cash generated from our operating activities of $135.0 million.
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
The significant changes in our working capital, excluding the impact of the Ramtron acquisition, as of December 30, 2012 compared to January 1, 2012 were as follows:

•	Accounts receivable decreased by $23.9 million due to decreased revenue and distributor shipments.

•	Accounts payable and other current and long-term liabilities increased by $19.4 million due to timing of purchases and payments.

•	Deferred margin on sales to distributors decreased by $19.1 million due to lower distributor shipments.
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

Tables of Contents

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
Liquidity
Stock Repurchase Programs:
On September 20, 2011, our Board authorized a new $400.0 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, alternatives uses of cash, availability of on shore cash and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at our discretion. From September 2011 through the end of fiscal 2013, we used approximately $316.3 million from this program to repurchase approximately 23.6 million shares at an average share price of $13. As of December 29, 2013, $83.7 million remained available for future stock repurchases.
Yield Enhancement Program (“YEP”):
As discussed in Item 5 above and in Note 14 of the Notes to Consolidated Financial Statements under Item 8, we have periodically entered into short term yield enhanced structured agreements since fiscal 2009. In fiscal 2013 we didn’t enter into any short-term yield enhanced structured agreements. In fiscal 2012, we entered into short-term yield enhanced structured agreements with maturities of 30 days or less for an aggregate price of approximately $14.5 million. Upon settlement of these agreements, we received approximately $14.9 million in cash.
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
On October 17, 2013, we amended our credit facility to reduce the revolving commitments to $300 million. In connection with the reduction, certain financial covenants were amended. The amended financial covenants include the following conditions: 1) maximum senior secured leverage ratio of 2.50 to 1.00 through January 1, 2017 and 2.25 to 1.00 thereafter, 2) maximum total leverage ratio of 4.25 to 1.00 through January 3, 2015, 3.5 to 1.00 through January 1, 2017 and 3.00 to 1.00 thereafter, 3) minimum fixed charge coverage ratio of 1.00 to 1.00, and 4) minimum liquidity of at least $100 million. Borrowings are collateralized by substantially all assets of the company.
At December 29, 2013, our outstanding borrowings of $227 million were recorded as part of long-term liabilities and are presented as “Long-term revolving credit facility” in the Consolidated Balance Sheet. As of December 29, 2013, we were in compliance with all of the financial covenants under the Credit Facility.

Tables of Contents

Refer to Note 14 of Notes to Consolidated Financial Statements under Item 8 for more information on our senior secured revolving credit facility.
Auction Rate Securities (“ARS”):
In December 2011, we entered into a settlement and securities purchase agreement (the “Securities Agreement”) with a certain financial institution. Pursuant to the terms of the Securities Agreement, we agreed to sell to the financial institution certain of our ARS investments with an aggregate par value of approximately $19.1 million and carrying value of approximately $17.3 million for an aggregate sale price of approximately $16.4 million. Under the terms of the Securities Agreement, we have the option to repurchase from the financial institution any of the ARS we sold to them until November 30, 2013 for the amount at which the related ARS were sold plus agreed-upon funding costs. Because of our ability to repurchase the ARS from the date of sale through November 30, 2013, we maintain effective control of these ARS. As such, we did not account for the transaction as a sale and recognized the consideration we received as “Advances received for the sale of ARS” under “Other long-term liabilities” in the 2012 and 2011 Consolidated Balance Sheets. We accounted for these ARS as if we never sold them until they were called.
During fiscal 2012 ARS with a par value of $10.0 million were called for redemption at par and ARS with a par value of $5.0 million were sold at 98.25 of par, which resulted in the reversal of unrealized losses of $1.3 million. These ARS were included as part of the Securities Agreement noted above.
During the first quarter of fiscal 2013, ARS with a par value of $1.0 million were sold at 98.38% of par, which resulted in the reversal of unrealized losses of $0.1 million. During the fourth quarter of fiscal 2013, we sold all remaining ARS with a par value of $4.8 million and recognized a realized loss on the sale of $0.1 million.
Refer to Note 5 of Notes to Consolidated Financial Statements under Item 8 for more information on our auction rate securities.
Contractual Obligations
The following table summarizes our contractual obligations as of December 29, 2013:

	Payments Due by Years
	Total	2014	2015 and 2016	2017 and 2018	After 2019
	(In thousands)
Purchase obligations (1)	$67,260	$60,964	$6,296	$—	$—
Operating lease commitments	17,307	5,668	8,051	3,588	—
Capital lease commitments	13,105	2,659	9,518	928	—
Total contractual obligations	$97,672	$69,291	$23,865	$4,516	$—

(1)
Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

As of December 29, 2013, our unrecognized tax benefits were $18.6 million, which were classified as long-term liabilities. We believe it is possible that we may recognize approximately $8.0 million to $9.0 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.
Capital Resources and Financial Condition
Our long-term strategy is to maintain a minimum amount of cash for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities, the purchase of our stock through our stock buyback program and payments of regularly scheduled cash dividends. In addition we may use excess cash to invest in our ETD, enter into strategic investments and partnerships and pursue acquisitions. As of December 29, 2013, in addition to $86 million in cash and cash equivalents, we had $18.5 million invested in short-term investments for a total cash and short-term investment position of $104.5 million that is available for use in current operations.
As of December 29, 2013, approximately 31% of our cash and cash equivalents and available for sale investments are offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.

Tables of Contents

We believe that liquidity provided by existing cash, cash equivalents and investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions, debt covenants constraints, and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. We may also choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives including the acquisition of other companies, repurchases of shares of stock or increase our dividends or pay a special dividend and provide us with additional flexibility to take advantage of other business opportunities that arise.
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
We use each of these non-GAAP financial measures for internal managerial purposes when providing our financial results and business outlook to the public, to facilitate period-to-period comparisons and to formulate our formula driven cash bonus plan and any milestone based stock awards. Management believes that these non-GAAP measures provide meaningful supplemental information regarding our operational and financial performance of current and historical results. Management uses these non-GAAP measures for strategic and business decision making, internal budgeting, forecasting and resource allocation processes. In addition, these non-GAAP financial measures facilitate management’s internal comparisons to our historical operating results and comparisons to competitors’ operating results.
The table below shows our Non-GAAP financial measures:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands, except per shares amounts)
Non-GAAP gross margin	$377,261	$426,693	$570,456
Non-GAAP research and development expenses	$161,764	$166,086	$165,787
Non-GAAP selling, general and administrative expenses	$143,071	$163,804	$167,746
Non-GAAP operating income	$72,426	$96,804	$236,922
Non-GAAP net income attributable to Cypress	$63,221	$91,450	$237,533
Non-GAAP diluted net income per share attributable to Cypress	$0.39	$0.55	$1.25
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

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES
(In thousands, except per-share data)
(Unaudited)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
GAAP gross margin	$338,572	$392,800	$546,602
Stock-based compensation expense	12,789	18,519	23,730
Impairment of assets and others	241	3,581	235
Changes in value of deferred compensation plan (1)	854	372	(111)
Patent license fee	—	7,100	—
Acquisition-related expense	24,805	3,545	—
Divestiture expenses	—	776	—
Non-GAAP gross margin	$377,261	$426,693	$570,456
GAAP research and development expenses	$190,906	$189,897	$189,970
Stock-based compensation expense	(26,042)	(19,800)	(24,297)
Non-cash compensation	—	(433)	—
Changes in value of deferred compensation plan (1)	(1,744)	(568)	114
Divestiture expenses	—	(307)	—
Acquisition-related expense	(252)	(2,703)	—
Impairment of assets and other	(1,104)	—	—
Non-GAAP research and development expenses	$161,764	$166,086	$165,787
GAAP selling, general and administrative expenses	$182,671	$211,959	$227,976
Stock-based compensation expense	(34,187)	(36,013)	(52,754)
Non-cash compensation	—	(500)	—
Impairment of assets and others	(450)	(173)	(3,811)
Building donation	—	—	(4,125)
Changes in value of deferred compensation plan (1)	(3,795)	(1,710)	460
Acquisition-related expense	(1,168)	(9,095)	—
Divestiture expenses	—	(664)	—
Non-GAAP selling, general and administrative expenses	$143,071	$163,804	$167,746
GAAP operating income (loss)	$(58,195)	$(18,915)	$153,719
Stock-based compensation expense	73,020	74,332	100,781
Non-cash compensation	—	933	—
Gain (loss) on divestiture and expenses	—	3,351	(34,291)
Restructuring charges	15,357	4,258	6,336
Impairment of assets and others	1,795	3,758	4,045
Building donation	—	—	4,125
Changes in value of deferred compensation plan (1)	6,393	2,650	(685)
Patent license fee	—	7,100	—
Acquisition-related expenses	34,056	19,337	2,892
Non-GAAP operating income	$72,426	$96,804	$236,922

(1)	Consistent with the current presentation, all prior periods have been recast to reflect changes in deferred compensation plan as a Non-GAAP adjustment.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES
(In thousands, except per-share data)
(Unaudited)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
GAAP net income (loss) attributable to Cypress	$(46,364)	$(22,370)	$167,839
Stock-based compensation expense	73,020	74,332	100,781
Non-cash compensation	—	933	—
Gain (loss) on divestiture and expenses	—	3,351	(34,291)
Restructuring charges	15,357	4,258	6,336
Impairment of assets and others	1,794	3,758	4,047
Building donation	—	—	4,125
Changes in value of deferred compensation plan (1)	22	(507)	177
Acquisition-related expenses	34,056	19,337	2,892
Investment-related gains	(2,266)	2,760	—
Patent license fee	—	7,100	—
Tax effects	(12,398)	(1,502)	(14,373)
Non-GAAP net income (loss) attributable to Cypress	$63,221	$91,450	$237,533
GAAP net income per share attributable to Cypress—diluted	$(0.31)	$(0.15)	$0.90
Stock-based compensation expense	0.45	0.45	0.53
Non-cash compensation	—	—	—
Gain (loss) on divestiture and expenses	—	0.02	(0.18)
Restructuring charges	0.10	0.03	0.04
Impairment of assets and others	0.01	0.02	0.02
Building donation	—	—	0.02
Acquisition-related expense	0.21	0.12	0.02
Investment-related losses (gains)	(0.01)	0.02	—
Patent license	—	0.04	—
Tax effects	(0.08)	(0.01)	(0.08)
Non-GAAP share count adjustment	0.02	0.01	(0.02)
Non-GAAP net income per share attributable to Cypress—diluted	$0.39	$0.55	$1.25

(1)	Consistent with the current presentation, all prior periods have been recast to reflect changes in deferred compensation plan as a Non-GAAP adjustment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Annual Report on Form 10-K and the data used to prepare them. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and we are required to make estimates, judgments and assumptions in the course of such preparation. Note 1 of Notes to Consolidated Financial Statements under Item 8 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, we re-evaluate our judgments and estimates including those related to revenue recognition, allowances for doubtful accounts receivable, inventory valuation, valuation of long-lived assets, goodwill and financial instruments, stock-based compensation, and settlement costs, and income taxes. We base our estimates and judgments on historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies that are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements are as follows:

Tables of Contents

Revenue Recognition:
We generate revenues by selling products to distributors, various types of manufacturers including original equipment manufacturers (“OEMs”) and electronic manufacturing service providers (“EMSs”). We recognize revenue on sales to OEMs and EMSs provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transfered, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no remaining significant obligations.
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

Tables of Contents

Valuation of Goodwill:
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying amount of goodwill at December 29, 2013 was $65.7 million, $33.9 million in the Memory Products Division (“MPD”) and $31.8 million in the Programmable System Division (“PSD”). The goodwill related to MPD was recorded as part of the acquisition of Ramtron in the fourth quarter of fiscal 2012. The goodwill related to PSD was unchanged from the balance at December 30, 2012. MPD and PSD are the only reportable business segments with goodwill.
We assess our goodwill for impairment on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. In accordance with ASU 2011-08, Testing Goodwill for Impairment, qualitative factors can be assessed to determine whether it is necessary to perform the current two-step test for goodwill impairment. If we believe, as a result of our qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.
2011 and 2012
In 2011 the fair value of PSD was substantially in excess of its carrying amount based on the quantitative assessment of goodwill that we performed in fiscal 2010. There had been no triggering events or changes in circumstances since that quantitative analysis to indicate that the fair value of PSD would be less than its carrying amount.
In 2012 we performed a qualitative assessment of goodwill and concluded that it was more likely than not that the fair value of MPD and PSD exceeded their carrying amounts. In assessing the qualitative factors, we considered the impact of these key factors: (i) change in the industry and competitive environment; (ii) market capitalization; (iii) stock price; and (iv) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. Based on the foregoing, the first and second steps of the goodwill impairment test were unnecessary for fiscal 2012 and goodwill was not impaired as of December 30, 2012.
2013
We elected to perform the two-step quantitative goodwill impairment test in 2013. The first step of a quantitative goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Based on the results of the testing, no goodwill impairment was recognized in fiscal 2013.
Fair Value of Financial Instruments:
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and financial liabilities that require recognition under the guidance generally include available-for-sale investments, employee deferred compensation plan and foreign currency derivatives. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1 includes instruments for which quoted prices in active markets for identical assets or liabilities that we have the ability to access. Our financial assets utilizing Level 1 inputs include U.S. treasuries, money market funds, marketable equity securities and our employee deferred compensation plan assets with the exception of our stable value funds which are considered Level 2 instruments.

•
Level 2 includes instruments for which the valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Level 2 assets consist of certain marketable debt instruments for which values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Our Level 2 instruments include certain U.S. government securities, commercial paper, corporate notes and bonds, assets held-for-sale and our employee deferred compensation plan liabilities and our stable value funds included in our deferred compensation plan assets.

Tables of Contents

•
Level 3 includes valuations based on inputs that are unobservable and significant to the overall fair value measurement. Financial assets utilizing Level 3 inputs primarily include auction rate securities. We sold our entire investment in auction rate securities during 2013. Prior to the sale, we used an income approach valuation model to estimate the exit price of the auction rate securities, which is derived as the weighted-average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that is based on the credit risk and liquidity risk of the securities.

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

Tables of Contents

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

Tables of Contents

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 29, 2013	December 30, 2012
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$86,009	$63,203
Short-term investments	18,453	54,007
Accounts receivable, net	81,084	82,920
Inventories	100,612	127,596
Other current assets	33,555	41,082
Total current assets	319,713	368,808
Property, plant and equipment, net	258,585	274,427
Goodwill	65,696	64,194
Intangible assets, net	40,828	49,216
Other long-term assets	81,014	74,984
Total assets	$765,836	$831,629
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$47,893	$58,704
Accrued compensation and employee benefits	38,972	38,190
Deferred margin on sales to distributors	122,578	131,192
Dividends payable	16,850	15,847
Income taxes payable	3,034	6,526
Other current liabilities	76,515	98,289
Total current liabilities	305,842	348,748
Deferred income taxes and other tax liabilities	26,831	40,928
Long-term revolving credit facility	227,000	232,000
Other long-term liabilities	27,528	33,092
Total liabilities	587,201	654,768
Commitments and contingencies (Note 18)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 296,346 and 286,903 shares issued; 153,172 and 144,224 shares outstanding at December 29, 2013 and December 30, 2012, respectively	2,963	2,868
Additional paid-in-capital	2,665,453	2,612,579
Accumulated other comprehensive loss	(177)	(444)
Accumulated deficit	(394,897)	(348,533)
Stockholders’ equity before treasury stock	2,273,342	2,266,470
Less: shares of common stock held in treasury, at cost; 143,132 and 142,679 shares at December 29, 2013 and December 30, 2012, respectively	(2,090,233)	(2,085,570)
Total Cypress stockholders’ equity	183,109	180,900
Noncontrolling interest	(4,474)	(4,039)
Total equity	178,635	176,861
Total liabilities and equity	$765,836	$831,629
The accompanying notes are an integral part of these consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands, except per-share amounts)
Revenues	$722,693	$769,687	$995,204
Costs and expenses:
Cost of revenues	384,121	376,887	448,602
Research and development	190,906	189,897	189,970
Selling, general and administrative	182,671	211,959	227,976
Amortization of acquisition-related intangible assets	7,833	3,996	2,892
Restructuring costs	15,357	4,258	6,336
(Gain) loss on divestiture	—	1,605	(34,291)
Total costs and expenses, net	780,888	788,602	841,485
Operating income (loss)	(58,195)	(18,915)	153,719
Interest and other income, net	2,225	(2,745)	1,859
Income (loss) before income taxes and noncontrolling interest	(55,970)	(21,660)	155,578
Income tax provision (benefit)	(7,761)	2,324	(11,379)
Income (loss), net of taxes	(48,209)	(23,984)	166,957
Adjust for loss attributable to noncontrolling interest, net of taxes	1,845	1,614	882
Net income (loss) attributable to Cypress	(46,364)	(22,370)	167,839
Net income (loss) per share attributable to Cypress:
Basic	$(0.31)	$(0.15)	$1.02
Diluted	$(0.31)	$(0.15)	$0.90
Cash dividends declared per share	$0.44	$0.44	$0.27
Shares used in net income (loss) per share calculation:
Basic	148,558	149,266	164,495
Diluted	148,558	149,266	186,895

The accompanying notes are an integral part of these consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Net income (loss)	$(48,209)	$(23,984)	$166,957
Other comprehensive income (loss), net of tax:
Change in net unrealized gain, net of tax effects	267	1,490	1,147
Net gains reclassified into earning, net of tax effects	885	24	698
Other comprehensive income (loss)	1,152	1,514	1,845
Comprehensive income (loss)	(47,057)	(22,470)	168,802
Adjust for net loss attributable to noncontrolling interest	1,845	1,614	882
Comprehensive income (loss) attributable to Cypress	$(45,212)	$(20,856)	$169,684

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents
CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
	(In thousands)
Balances at January 3, 2011	259,394	$2,594	$2,401,996	$(3,203)	$(494,002)	88,641	$(1,202,949)	$(1,543)	$702,893
Comprehensive income:
Net income attributable to Cypress	—	—	—	—	167,839	—	—	—	167,839
Net unrealized loss on available-for-sale investments	—	—	—	1,147	—	—	—	—	1,147
Other	—	—	—	116	—	—	—	—	116
Issuance of common shares under employee stock plans	19,418	186	71,006	—	—	—	—	—	71,192
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	2,212	(46,033)	—	(46,033)
Yield enhancement structured agreements, net	—	—	49,927	—	—	9,500	(180,636)	—	(130,709)
Repurchases of common shares	—	—	—	—	—	24,285	(424,140)	—	(424,140)
Stock-based compensation	—	—	99,217	—	—	—	—	—	99,217
Dividends			(42,798)						(42,798)
Noncontrolling interest	—	—	—	—	—	—	—	(882)	(882)
Balances at January 2, 2012	278,812	$2,780	$2,579,348	$(1,940)	$(326,163)	$124,638	$(1,853,758)	$(2,425)	$397,842
Comprehensive income:
Net income attributable to Cypress	—	—	—	—	(22,370)	—	—	—	(22,370)
Net unrealized gain on available-for-sale investments	—	—	—	1,490	—	—	—	—	1,490
Net realized gain (loss) on translation adjustments	—	—	—	6	—	—	—	—	6
Issuance of common shares under employee stock plans	8,091	88	23,707	—	—	—	—	—	23,795
Issuance of RSU's in connection with acquisition			1,805						1,805
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	1,379	(22,625)	—	(22,625)
Yield enhancement structured agreements, net	—	—	433	—	—	—	—	—	433
Repurchases of common shares	—	—	—	—	—	16,662	(209,187)	—	(209,187)
Stock-based compensation	—	—	72,573	—	—	—	—	—	72,573
Dividends	—	—	(65,287)	—	—	—	—	—	(65,287)
Noncontrolling interest	—	—	—	—	—	—	—	(1,614)	(1,614)
Balances at January 2, 2013	286,903	$2,868	$2,612,579	$(444)	$(348,533)	$142,679	$(2,085,570)	$(4,039)	$176,861
Comprehensive income:
Net income attributable to Cypress	—	—	—	—	(46,364)	—	—	—	(46,364)
Net unrealized gain on available-for-sale investments	—	—	—	267	—	—	—	—	267
Issuance of common shares under employee stock plans	9,443	95	43,249	—	—	—	—	—	43,344
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	453	(4,663)	—	(4,663)
Stock-based compensation	—	—	75,447	—	—	—	—	—	75,447
Dividends	—	—	(65,822)	—	—	—	—	—	(65,822)
Noncontrolling interest	—	—	—	—	—	—	—	(435)	(435)
Balances at December 29, 2013	296,346	$2,963	$2,665,453	$(177)	$(394,897)	143,132	$(2,090,233)	$(4,474)	$178,635
 The accompanying notes are an integral part of these consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(48,209)	$(23,984)	$166,957
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Stock-based compensation expense	73,020	74,332	100,781
Depreciation and amortization	48,393	50,846	53,503
Loss (gain) on divestiture	—	1,605	(34,291)
Deferred income taxes and other tax liabilities	(14,455)	821	(15,757)
Restructuring costs	15,357	4,258	6,336
Contribution of asset	—	—	4,000
Loss (gain) on sale or retirement of property and equipment, net	—	3,192	3,891
Impairment of assets	—	—	1,982
Impairment of investments	—	3,200	800
Other	(718)	6	257
Changes in operating assets and liabilities, net of effects of an acquisition and divestiture:
Accounts receivable	1,837	23,878	14,202
Inventories	29,419	1,351	4,280
Other current and long-term assets	8,712	(4,797)	(14,895)
Accounts payable and other liabilities	(37,173)	19,403	(27,049)
Deferred margin on sales to distributors	(8,615)	(19,114)	18,811
Net cash provided by operating activities	67,568	134,997	283,808
Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	64,414	139,825	218,555
Purchases of available-for-sale investments	(23,137)	(112,808)	(108,522)
Acquisition of property, plant and equipment	(36,627)	(33,013)	(80,556)
Cash paid for acquisition, net of cash received	—	(100,889)
Proceeds from divestiture	—	—	34,025
Proceeds from sales of property and equipment	6,661	63	6,324
Cash paid for other investments	(11,961)	(7,203)	(3,911)
Net employee contributions to (distributions from) deferred compensation plan	(1,247)	989	3,185
Proceeds from sales of equity investments	2,158	—	—
Net cash provided by (used in) investing activities	261	(113,036)	69,100

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Cash flows from financing activities:
Repurchase of common shares	—	(209,187)	(424,140)
Yield enhancement structured agreements settled in stock	—	—	(180,636)
Issuance of common shares under employee stock plans	43,344	23,795	71,192
Yield enhancement structured agreements settled in cash, net	—	433	49,927
Withholding of common shares for tax obligations on vested restricted shares	(4,663)	(22,625)	(46,033)
Payments of dividends	(64,819)	(63,227)	(29,048)
Proceeds from equipment leases and loans	—	2,073	26,822
Repayment of equipment leases and loans	(8,880)	(5,695)	(848)
Proceeds from other financing arrangements	—	—	16,390
Borrowings under revolving credit facility and line of credit	140,000	282,000	—
Repayments of line of credit loan	(145,000)	(50,000)	—
Financing costs	(3,276)	(2,792)	—
Repayments of other financing agreements	(3,140)	(13,250)	—
Proceeds from sale of shares to noncontrolling interest	1,411	—	—
Net cash used in financing activities	(45,023)	(58,475)	(516,374)
Net increase (decrease) in cash and cash equivalents	22,806	(36,514)	(163,466)
Cash and cash equivalents, beginning of year	63,203	99,717	263,183
Cash and cash equivalents, end of year	$86,009	$63,203	$99,717
Supplemental disclosures:
Dividends payable	$16,850	$15,847	$13,786
Cash paid for income taxes	$6,921	$4,644	$3,841
Additions to property, plant and equipment under capital lease arrangement	$—	$18,788	$2,925

The accompanying notes are an integral part of these consolidated financial statements.

Tables of Contents

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
Financial Statement Preparation
In November 2012, we completed the acquisition of Ramtron, a publicly traded fabless semiconductor company that designs, develops and markets specialized semiconductor memory and integrated semiconductor solutions that are used in several markets for a wide range of applications. We completed a cash tender offer and purchased the remaining 96% of Ramtron’s outstanding common stock, which we did not own already, at a purchase price of $3.10 per share for a total cash payment of $102.4 million, equity consideration of $1.8 million and have incurred acquisition related expenses of $15.3 million. This $15.3 million of acquisition related expenses includes legal, banker, severance expense and costs related to the acceleration of terminated employee stock awards. All existing Ramtron equity based incentive plans were terminated upon the completion of the acquisition. The Ramtron acquisition has been accounted for in accordance with the authoritative accounting guidance and the results of Ramtron are included in Cypress’s consolidated financial statements. See Note 2 for additional details related to the acquisition of Ramtron.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Cypress and all of our subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.
Certain prior year balances have been reclassified to conform to current year presentation.
Fiscal Years
Our fiscal year ends on the Sunday closest to December 31. Fiscal 2013 ended on December 29, 2013, 2012 ended on December 30, 2012 and 2011 ended on January 1, 2012. Fiscal 2013, 2012 and 2011 each contained 52 weeks.
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

Tables of Contents

Investments
All of our investments in debt securities and equity securities in publicly traded companies are classified as available-for-sale securities. Available-for-sale debt securities with maturities greater than twelve months are classified as short-term when they are intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. We also have minority equity investments in privately-held companies. These investments are carried at cost less any other than temporary impairment writedowns and are included in “Other assets” in the Consolidated Balance Sheets. None of our equity investments are a variable interest entity.
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
Change in Accounting Estimate
Due to our recent and future significant investments in our manufacturing equipment coupled with the current developments in our over-all manufacturing process and technologies, we reevaluated and reassessed the reasonableness of the useful lives of our manufacturing equipment during the fourth quarter of fiscal 2011. As a result of our comprehensive study and analysis, we have determined that the useful lives of our manufacturing equipment were longer than historically estimated. The key reasons that prompted us to perform a reevaluation of the useful lives of our manufacturing equipment were: (i) we determined that the average age of most of our existing equipment is more than 10 years; (ii) the recent and future significant investments in certain of our equipment where the risk of technological obsolescence has been determined to be low; and (iii) the expansion of our manufacturing facility which has allowed us to be more competitive and cost effective by reducing operating costs and integrating certain technologies into programmable technology which reduces the risk of technological obsolescence. Accordingly, we revised the useful lives of the related equipment and production assets from 7 years to 10 years beginning in the fourth quarter of fiscal 2011. The revised useful lives of the equipment did not have any impact in the consolidated statement of operations for fiscal 2011 as the decrease in depreciation expense for the fourth quarter of fiscal 2011 was capitalized in inventories. The fiscal 2012 depreciation expense was decreased by approximately $16.0 million and this amount will decrease over time as the related manufacturing equipment becomes fully depreciated or increase as we acquire more manufacturing equipment.

Tables of Contents

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
Advertising Costs
Advertising costs consist of development and placement costs of our advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $2.9 million, $4.9 million and $5.0 million for fiscal 2013, 2012 and 2011, respectively.
Foreign Currency Transactions
We use the United States dollar predominately as the functional currency for most of our foreign entities. Assets and liabilities of these entities are remeasured into the United States dollar using exchange rates in effect at the end of the period, except for non-monetary assets and liabilities, such as property, plant and equipment, which are remeasured using historical exchange rates. Revenues and expenses are remeasured using average exchange rates in effect for the period, except for items related to assets and liabilities, such as depreciation, that are remeasured using historical exchange rates. The total gains (losses) from foreign currency re-measurement for fiscal 2013, 2012 and 2011 were $2.8 million, ($1.5 million )and $1.2 million, respectively and are included in “Interest and other income, net” in the Consolidated Statements of Operations. For additional details related to items included in “Interest and other income, net,” see Note 13.
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
Outstanding accounts receivable from three of our distributors, accounted for 17%, 12% and 11%, of our consolidated accounts receivable as of December 29, 2013. Outstanding accounts receivable from three of our distributors, accounted for 12%, 12% and 10%, respectively, of our consolidated accounts receivable as of December 30, 2012.

Tables of Contents

Revenue generated through three of our distributors, accounted for 11%, 10% and 9% respectively, of our consolidated revenue for fiscal 2013. One end customer accounted for 12% of our consolidated revenue for fiscal 2013.
Revenue generated through three of our distributors accounted for 14%, 12% and 10%, respectively, of our consolidated revenue for fiscal 2012. Shipments to one end customer accounted for 11% of our consolidated revenue for fiscal 2012.
Revenue through two of our distributors accounted for 13% and 11%, respectively, of our consolidated revenue for fiscal 2011. Shipments to one end customer accounted for 10% of our consolidated revenue for fiscal 2011.
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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”)on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance is effective for our interim and annual periods beginning after December 15, 2013. We do not expect the implementation of this authoritative guidance to have a material impact on our financial position or results of operations.

NOTE 2.  BUSINESS COMBINATIONS
Ramtron International Corporation (“Ramtron”)
In November 2012, we completed the acquisition of Ramtron, a publicly traded fabless semiconductor company that designs, develops and markets specialized semiconductor memory and integrated semiconductor solutions that are used in several markets for a wide range of applications. We had previously owned 4% of Ramtron’s outstanding common stock and in November 2012, we completed a cash tender offer and purchased the remaining 96% of Ramtron’s outstanding common stock at a purchase price of $3.10 per share for a total cash payment of $102.4 million, equity consideration of $1.8 million and have incurred acquisition related expenses of $15.3 million. This $15.3 million of acquisition related expenses includes legal, banker, severance expenses and costs related to the acceleration of terminated employee stock awards.
The fair value of the assets acquired and liabilities assumed were recorded in our consolidated balance sheet as of the acquisition date. The results of operations of Ramtron were included in our consolidated results of operations subsequent to the acquisition date. Ramtron is included in our Memory Products Division.

Tables of Contents

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
The allocation of the purchase consideration is as follows, (in thousands):
Purchase price:

Cash	$102,391
Issuance of options and RSUs in connection with acquisition	1,805
Fair value of previously held 4% equity interest	5,170
Total purchase price	$109,366
Purchase price allocation:

Net tangible assets	$29,855
Acquired identifiable intangible assets:
Purchased technology	42,100
Customer relationships	3,000
Trade name and backlog	550
Goodwill (See Note 4)	33,861
Total purchase consideration	$109,366
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

Tables of Contents

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
Conversion of Ramtron Shares
As part of the acquisition of Ramtron, we issued to Ramtron employees options to purchase 328,885 shares of our common stock, 39,432 restricted stock units (“RSUs”) and 148,242 restricted stock awards with an aggregate value of approximately $2.7 million, in exchange for their options to purchase shares, restricted stock units, and restricted stock awards of Ramtron. Of this amount, $1.8 million was earned prior to the acquisition date, and therefore, was part of the acquisition consideration. The remaining compensation expense i    s approximately $0.7 million, subject to adjustment based on estimated forfeitures.

Tables of Contents

NOTE 3.  DIVESTITURES
On December 19, 2012, we completed the divestiture of our wholly-owned subsidiary Envirosystems and we received nominal consideration that is dependent upon future performance. Envirosystems was part of our ETD segment and as a result of the sale we recorded a loss of $1.6 million in “(Gain) loss on divestiture,” on the Consolidated Statement of Operations. Prior to the divestiture, Envirosystems was immaterial to the financial position and operations of Cypress; therefore, the sale did not qualify as a discontinued operation.
As part of our continued efforts to focus on programmable products including our flagship PSoC® programmable system-on-chip solutions and our TrueTouch® touch-sensing controllers, we divested our image sensors product families, part of our MPD segment, and sold them to ON Semiconductor Corporation (“ON”) on February 27, 2011 for total consideration of $34 million.
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

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying amount of goodwill at December 29, 2013 was $65.7 million, $33.9 million in the Memory Products Division (“MPD”) and $31.8 million in the Programmable System Division (“PSD”). The carrying amount of goodwill at January 1, 2012 was $31.8 million in the Programmable System Division (“PSD”). The goodwill related to MPD was recognized as part of the acquisition of Ramtron in the fourth quarter of fiscal 2012. The goodwill related to PSD was unchanged from the balance at January 1, 2012. In the second quarter of fiscal of 2013, we increased the amount of goodwill attributable to the MPD reportable segment by $1.5 million to $33.9 million from $32.4 million as of December 30, 2012, as we had not recorded certain shares that were not tendered at the tender offering period in the fourth quarter of fiscal 2012. As management and the Audit Committee believe this adjustment is not material to any prior years' financial statements, and the impact of correcting this error in the second quarter was not material to the that quarter’s consolidated financial statements and was not material to the expected full year fiscal 2013 consolidated financial statements, we recorded the adjustment in the second quarter of fiscal 2013.

Tables of Contents

We assess our goodwill for impairment on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. In accordance with ASU 2011-08, Testing Goodwill for Impairment, qualitative factors can be assessed to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We elected to perform the two-step quantitative goodwill impairment test in 2013. The first step of the quantitative goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Based on the results of the testing, no goodwill impairment was recognized in fiscal 2013.

Intangible Assets
The following tables present details of our total intangible assets:

	As of December 29, 2013			As of December 30, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$151,773	$(111,673)	$40,100	$151,773	$(103,840)	$47,933
Non-acquisition related intangible assets	10,423	(9,695)	728	10,048	(8,765)	1,283
Total intangible assets	$162,196	$(121,368)	$40,828	$161,821	$(112,605)	$49,216
As of December 29, 2013, the estimated future amortization expense of intangible assets was as follows:

Fiscal Year	(In Thousands)
2014	$7,104
2015	5,527
2016	5,221
2017	5,221
2018 and future	$17,755
Total future amortization expense	$40,828

Tables of Contents

NOTE 5. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 29, 2013 and December 30, 2012:

	As of December 29, 2013				December 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Reported as cash equivalents:
Money market funds	$29,719	$—	$—	$29,719	$24,187	$—	$—	$24,187
Total cash equivalents	29,719	—	—	29,719	24,187	—	—	24,187
Reported as short-term investments:
U.S. treasuries	—	—	—	—	10,032	—	—	10,032
Corporate notes and bonds	—	14,677	—	14,677	—	28,435	—	28,435
Federal agency	—	—	—	—	—	3,005	—	3,005
Commercial paper	—	1,300	—	1,300	—	11,694	—	11,694
Certificates of deposit	—	2,476	—	2,476	—	840	—	840
Asset-held-for-sale	—	2,260	—	2,260	—	4,630	—	4,630
Total short-term investments	—	20,713	—	20,713	10,032	48,604	—	58,636
Reported as long-term investments:
Auction rate securities	—	—	—	—	—	—	5,504	5,504
Marketable equity securities	—	—	—	—	1,054	—	—	1,054
Total long-term investments	—	—	—	—	1,054	—	5,504	6,558
Employee deferred compensation plan assets:
Cash equivalents	3,941	—	—	3,941	3,588	—	—	3,588
Mutual funds	23,415	—	—	23,415	21,207	—	—	21,207
Equity securities	7,977	—	—	7,977	5,322	—	—	5,322
Fixed income	3,192	—	—	3,192	3,732	—	—	3,732
Money market funds	4,080	—	—	4,080	3,293	—	—	3,293
Total employee deferred compensation plan assets	42,605	—	—	42,605	37,142	—	—	37,142
Total financial assets	$72,324	$20,713	$—	$93,037	$72,415	$48,604	$5,504	$126,523
Financial Liabilities
Employee deferred compensation plan liability	$—	$41,582	$—	$41,582	$—	$36,244	$—	$36,244
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

Tables of Contents

•
Level 3—includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Financial assets utilizing Level 3 inputs primarily include auction rate securities. We use an income approach valuation model to estimate the exit price of the auction rate securities, which is derived as the weighted-average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that is based on the credit risk and liquidity risk of the securities. During 2013 we sold all of our investments in auction rate securities ("ARSs").

Sale of Auction Rate Securities
In December 2011, we entered into a settlement and securities purchase agreement (the “Securities Agreement”) with a certain financial institution. Pursuant to the terms of the Securities Agreement, we agreed to sell to the financial institution certain of our ARS investments with an aggregate par value of approximately $19.1 million and carrying value of approximately $17.3 million for an aggregate sale price of approximately $16.4 million. Under the terms of the Securities Agreement, we had the option to repurchase from the financial institution any of the ARS we sold to them until November 30, 2013 for the amount at which the related ARS were sold plus agreed-upon funding costs. Because of our ability to repurchase the ARS from the date of sale through November 30, 2013, we maintained effective control of these ARS. As such, we did not account for the transaction as a sale and recognized the sale consideration we received as “Advances received for the sale of ARS” under “Other long-term liabilities” in our Consolidated Balance Sheets. We accounted for these ARS as a financing arrangement until we exercised our right to purchase. During the first quarter of fiscal 2013, ARS with a par value of $1.0 million were sold at 98.38% of par, which resulted in the reversal of unrealized losses of $0.1 million. During the fourth quarter of fiscal 2013, all remaining ARS with a par value $4.9 million were sold at 96.75% of par which resulted in reversal of a $0.1 million unrealized loss.
During fiscal 2012, ARS with a par value of $10.0 million were called for redemption at par and ARS with a par value of $5.0 million were sold at 98.25% of par, which resulted in the reversal of unrealized losses of $1.3 million. These ARS were included as part of the Securities Agreement noted above. During the first quarter of fiscal 2013, ARS with a par value of $1.0 million were sold at 98.38% of par, which resulted in the reversal of unrealized losses of $0.1 million. During the fourth quarter of fiscal 2013, we sold all remaining ARS with a par value of $4.8 million and recognized a realized loss on the sale of $0.1 million.
The fair value of our investments in ARS was zero at December 29, 2013 and $5.5 million as of December 30, 2012. We performed an analysis to assess the fair value of the ARS as of December 30, 2012 using a valuation model based on discounted cash flows. The assumptions used were the following

As of December 30, 2012
Years to liquidity	7 years
Discount rates *	0.90% – 3.42%
Continued receipt of contractual interest which provides a premium spread for failed auctions	Yes
 * Discount rates incorporate a spread for both credit and liquidity risk.
Based on these assumptions, we estimated that the remaining ARS were valued at approximately 93.3%, representing a decline in par value of approximately $0.4 million as of December 30, 2012. These losses were recorded as an unrealized loss in “Accumulated other comprehensive loss” in fiscal 2012.
Level 3 Investments Measured Fair Value on a Recurring Basis
The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

Tables of Contents

Auction Rate
Securities
(In thousands)
Balance as of January 1, 2012	19,004
Unrealized gain recorded in Accumulated other comprehensive loss	1,500
Realized loss recorded in interest and other income, net	(112)
Amounts settled / sold	(14,888)
Balance as of December 30, 2012	$5,504
Unrealized gain recorded in Accumulated other comprehensive loss	396
Realized loss recorded in interest and other income, net	(149)
Amounts settled / sold	(5,751)
Balance as of December 29, 2013	$—
Level 3 Assets Measured at Fair Value on a Nonrecurring Basis
Certain of our assets, including intangible assets, goodwill and cost-method investments, are measured at fair value on a nonrecurring basis if impairment is indicated.
As of December 29, 2013, the carrying value of the Company’s senior secured revolving line of credit was $227.0 million. The fair value of the Company’s line of credit approximates its fair value since it bears an interest rate that is similar to existing market rates.
Investments in Equity Securities
Our total investments in equity securities included long-term investments in non-marketable equity securities (investments in privately-held companies) are approximately $18.0 million as of December 29, 2013 and $6.0 million investments in non-marketable equity securities and $1.1 million investments in marketable equity securities as of December 30, 2012). Our privately-held equity investments are accounted for under the cost method as we have less than 20% ownership interest and we do not have the ability to exercise significant influence over the operations of the privately-held companies. As noted above, these investments are periodically reviewed for other-than-temporary declines in fair value by considering available evidence, including general market conditions, financial condition, pricing in recent rounds of financing, if any, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During fiscal 2012, a certain privately-held company which we are invested in at a carrying value of $2.0 million, offered an additional round of financing that we declined to participate in. Based on this new round of financing, we determined that our initial investment was impaired and wrote off the remaining $1.2 million investment amount. Subsequent to our fiscal 2012 year end, another privately-held company which we are invested in at a carrying value of $2.0 million, also offered another round of financing which effectively diluted our initial investment. Based on this new round of financing, we determined that our initial investment was impaired and wrote off the entire $2.0 million investment amount. These impairment losses of $3.2 million were recognized in “Interest and other income, net” in fiscal 2012, and we classified the investment as Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity.
In February 2012, we entered into a Stock Purchase Agreement (the “Agreement”) with a company that designs, develops and manufactures products in the area of advanced battery storage for mobile consumer devices. Pursuant to the terms of the Agreement, we have so far purchased approximately $13.5 million of preferred stock from the company and have committed to purchase additional preferred stock in a series of subsequent closings subject to certain performance milestones that must be fulfilled within a defined and agreed-upon timeline. Of our total commitment of $78.6 million, we plan to purchase additional preferred stock of approximately $23.1 million in fiscal 2014. We plan to invest $38.0 million in fiscal 2015 subject to the attainment of certain milestones and the timing of additional capital requests which could vary substantially. As of December 29, 2013, we own approximately 17.6% of the company. Based on the current projections of the required funding we could potentially own over 20% of the company at some point during 2014 and thus could be subject to equity method accounting. Furthermore, if our future commitments are fully funded, we could become their majority shareholder and consolidate the financial results of this company. As of December 29, 2013 and December 30, 2012, respectively, our initial investment of $17.5 million and $6.0 million was recorded as part of our investments in non-marketable equity securities.
During fiscal 2013, we sold our equity investment in one publicly traded company for $2.2 million and recognized a gain of $1.1 million in “Interest and other income, net”. We did not sell any investments in marketable equity securities in fiscal 2012 and 2011.

Tables of Contents

In fiscal 2011, we recognized an impairment loss of approximately $0.8 million related our investment in a certain privately-held company with an original carrying cost of $2.0 million.
There were no significant transfers between Level 1, Level 2 and Level 3 fair value hierarchies during fiscal 2013 and 2012.

NOTE 6.  INVESTMENTS
Available-For-Sale Securities and Other Investments
The following tables summarize our available-for-sale securities and other investments:

	As of December 29, 2013				As of December 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Reported as cash equivalents:
Money market funds	$29,719	$—	$—	$29,719	$24,187	$—	$—	$24,187
Total cash equivalents	29,719	—	—	29,719	24,187	—	—	24,187
Reported as short-term investments:
Corporate notes and bonds	14,667	10	—	14,677	28,430	13	(8)	28,435
Federal agency	—	—	—	—	3,005	—	—	3,005
U.S. treasuries	—	—	—	—	10,023	9	—	10,032
Commercial paper	1,300	—	—	1,300	11,692	2	—	11,694
Certificates of deposit	2,476	—	—	2,476	840	—	—	840
Asset-held-for-sale	—	—	—	—	6,913	—	(2,283)	4,630
Total short-term investments	18,443	10	—	18,453	60,903	24	(2,291)	58,636
Reported as long-term investments:
Auction rate securities (1)	—	—	—	—	5,900	—	(396)	5,504
Marketable equity securities	—	—	—	—	1,030	70	(46)	1,054
Total long-term investments	—	—	—	—	6,930	70	(442)	6,558
Total available-for-sale securities and other investments	$48,162	$10	$—	$48,172	$92,020	$94	$(2,733)	$89,381

(1)
As of December 30, 2012, the $0.4 million gross unrealized losses were related to ARS that had been in a continuous loss position for 12 months or more. Individual marketable equity securities with unrealized losses, were evaluated for the near-term prospects in relation to the severity and duration of the impairment. Based on that evaluation and our ability and intent to hold these investments for a reasonable period of time, we did not consider these investments to be other-than-temporarily impaired as of December 30, 2012. In fiscal 2013 this investment was sold.

As of December 29, 2013, the contractual maturities of our available-for-sale investments and certificates of deposit were as follows (the table below does not include our investments in marketable equity securities):

	Cost	Fair Value
	(In thousands)
Maturing within one year	$48,162	$48,172
Maturing in one to three years	—	—
Maturing in more than three years	—	—
Total	$48,162	$48,172

Tables of Contents

Realized gains and realized losses from sales of available-for-sale in fiscal 2013, 2012 and 2011 were not material.
Proceeds from sales or maturities of available-for-sale investments were $64.4 million, $139.8 million and $218.6 million for fiscal 2013, 2012 and 2011, respectively.

NOTE 7.  ASSETS HELD FOR SALE

Texas Facility

Our manufacturing facility located in Round Rock, Texas ceased operations in fiscal 2008, The net book value of the remaining restructured assets that were classified as held for sale and included in “Other current assets” in the Consolidated Balance Sheets was $4.6 million as of December 30, 2012 and $6.9 million as of January 2, 2011. In fiscal 2012, management reassessed the fair value of the assets account due to the continuing unfavorable economic and market conditions. Based on this analysis, we recorded a write-down of $2.3 million. No impairment was recognized in fiscal 2013 or fiscal 2011. We continued to incur expenses related to ongoing maintenance and upkeep of the Texas facility until we completed the sale of the property. In the fourth quarter of 2013 we completed the sale of the manufacturing facility to a third party for approximately $4.7 million less selling costs which was consistent with the aggregate carrying value of the assets. Accordingly, the realized gain was not material to the consolidated financial statements.
Fixed Assets
During fiscal 2013, we incurred a $6.7 million restructuring charge to write down certain equipment to the current fair value of $2.3 million, which is classified as held for sale and included in "Other current assets" in the Consolidated Balance Sheets as of December 29, 2013
Building
During fiscal 2011, we vacated one of our buildings located in San Jose, California and began to market the building for sale or lease. Based upon our analysis of other comparable building sales in the area, we determined that the fair market value of the building was less than the carrying value, accordingly, we recorded an impairment charge of approximately $2.0 million to reduce the carrying value of the building to the estimated current market value of approximately $5.2 million. In the fourth quarter of fiscal 2011, we completed the sale of the building to a third party for approximately $5.1 million. The loss that we realized from the sale of the building was not material to the consolidated financial statements.

NOTE 8.  EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
We currently have the following employee stock plans:
1999 Stock Option Plan (“1999 Plan”):
The 1999 Plan expired in March 2009. There are currently no shares available for grant under the 1999. Approximately 3.2 million shares are issued and outstanding under the 1999 Plan. Any outstanding shares cancelled or forfeited under the 1999 Plan will become unavailable for any future grants since the 1999 Plan expired.
2013 Stock Option Plan (“2013 Plan”):
At the 2013 Annual Shareholders Meeting, our shareholders approved the extension of the 1994 Stock Plan to January 15, 2024 and renamed the plan as the 2013 Stock Plan. The 2013 Plan provides for (1) the discretionary granting of Options, Stock Appreciation Rights ("SARs"), Restricted Stock Awards ("RSAs") or Restricted Stock Units ("RSUs") to Employees, Consultants and Outside Directors, which Options may be either Incentive Stock Options (for Employees only) or NonstatutoryStock Options, as determined by the Administrator at the time of grant; and (2) the grant of Nonstatutory Stock Options, SARs, Restricted Stock or RSUs to Outside Directors pursuant to an automatic, non-discretionary formula. Options or awards granted under the 2013 Stock Plan generally expire over terms not exceeding eight years from the date of grant, subject to earlier termination upon the cessation of employment or service of the recipients. At the annual meeting in 2011, our stockholders approved an increase of 15 million shares to the number of shares that can be issued under the 2013 Stock Plan (formerly the 1994 Amended Plan). The maximum aggregate number of shares authorized for issuance under the 2013 Stock Plan is 145.2 million shares. As of December 29, 2013, approximately 6.8 million options or 3.6 million RSUs and RSAs were

Tables of Contents

available for grant under the 2013 Stock Plan. We expect to go to the shareholders in our 2015 shareholder meeting to seek approval for additional shares.
2012 Incentive Award Plan (“2012 Plan”):
In connection with our acquisition of Ramtron, we assumed their 2012 Plan, as amended, which reserves a total of 1.2 million shares of common stock for issuance under stock option or restricted stock grants. The exercise price of all non-qualified stock options must be no less than 100% of the fair market value on the effective date of the grant under the 2012 Plan, and the maximum term of each grant is seven years. The 2012 Plan permits the issuance of incentive stock options, the issuance of restricted stock, and other types of awards. Restricted stock grants generally vest five years from the date of grant. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issuance of restricted stock and restricted stock units is satisfied by issuing authorized common stock or treasury stock. Grants from this plan are limited to employees who joined Cypress as part of the Ramtron acquisition and grants to new Cypress employees. As of December 29, 2013, approximately 0.8 million shares of stock options or 0.5 million shares of RSUs and RSAs were available for grant under the 2012 Plan.
Employee Stock Purchase Plan (“ESPP”):
At the 2013 Annual Shareholders Meeting, our shareholders approved an extension of the ESPP Plan to May 10, 2023. Our ESPP allows eligible employees to purchase shares of our common stock through payroll deductions. The ESPP contains consecutive 18-month offering periods composed of three six-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each six-month exercise period. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $21,250. As of December 29, 2013, approximately 2.7 million shares were available for future issuance under the ESPP.
Stock-Based Compensation
The following table summarizes the stock-based compensation expense by line item in the Consolidated Statement of Operations:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Cost of revenues	$12,789	$18,519	$23,730
Research and development	26,042	19,800	24,297
Selling, general and administrative	34,189	36,013	52,754
Total stock-based compensation expense	$73,020	$74,332	$100,781
As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Consolidated cash proceeds from the issuance of shares under the employee stock plans were $43.3 million, $23.8 million and $71.2 million for fiscal 2013, 2012 and 2011, respectively. No income tax benefit was realized from stock option exercises for fiscal 2013, 2012 and 2011. As of December 29, 2013 and December 30, 2012 stock-based compensation capitalized in inventories totaled $5.3 million and $2.8 million, respectively.
The following table summarizes the stock-based compensation expense by type of awards:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Stock options	$8,747	$7,421	$14,850
Restricted stock units and restricted stock awards	54,359	57,865	81,273
ESPP	9,914	9,046	4,658
Total stock-based compensation expense	$73,020	$74,332	$100,781

Tables of Contents

The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of December 29, 2013:

(In thousands)		Weighted-Average Amortization Period
		(In years)
Stock options	$117,750	2.50 years
Restricted stock units and restricted stock awards	35,232	1.13 years
ESPP	6,949	0.42 years
Total unrecognized stock-based compensation balance, net of estimated forfeitures	$159,931	2.38 years
Valuation Assumptions
We estimate the fair value of our stock-based equity awards using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model were as follows:

Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Stock Option Plans:
Expected life	4.24-5.27 years	1.1-7.2 years	2.3-7.3 years
Volatility	38.2%-41.9%	42.9%-49.6%	38.1%-51.3%
Risk-free interest rate	0.93%-1.85%	0.16%-1.5%	0.02%-2.9%
Dividend yield	3.8%-4.5%	2.8%-4.4%	1.7%-2.2%
ESPP:
Expected life	0.5-1.5 years	0.5-1.5 years	0.5-1.5 years
Volatility	38.4%-46.33%	44.8%-47.3%	49.8%-53.3%
Risk-free interest rate	0.08%-0.32%	0.13%-0.24%	0.04%-0.16%
Dividend yield	3.8%-4.5%	2.8%-4.4%	1.7%-2.2%
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

Tables of Contents

Employee Equity Award Activities
Stock Options:
The following table summarizes our stock option activities:

	Year Ended
	December 29, 2013		December 30, 2012		January 1, 2012
	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
	(In thousands, except per-share amounts)
Options outstanding, beginning of year	22,760	$7.25	23,363	$6.49	36,070	$5.51
Assumed options from Ramtron acquisition	—	—	329	$9.91	—	—
Granted	4,122	$11.40	3,322	$11.18	1,080	$19.60
Exercised	(5,622)	$5.19	(3,236)	$4.90	(12,245)	$4.51
Forfeited or expired	(2,200)	$11.09	(1,018)	$11.95	(1,542)	$8.56
Options outstanding, end of year	19,060	$8.33	22,760	$7.25	23,363	$6.49
Options exercisable, end of year	12,346	$6.39	15,432	$5.50	15,560	$4.78
The weighted-average grant-date fair value was $2.63 per share for options granted in fiscal 2013, $2.74 per share in options granted during fiscal 2012 and $6.34 per share for options granted in fiscal 2011.
The aggregate intrinsic value of the options outstanding and options exercisable as of December 29, 2013 and December 30, 2012 was approximately $57.7 million and $93.1 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of each respectable year end and does not include substantial tax payments.
The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was $31.9 million in fiscal 2013, $30.7 million in fiscal 2012 and $200.1 million in fiscal 2011.
The aggregate grant date fair value of the options which vested in fiscal 2013, 2012 and 2011 was $10.1 million, $12.2 million, and $18.1 million, respectively.
The following table summarizes information about options outstanding and exercisable as of December 29, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
	(In thousands)	(In years)		(In thousands)
$2.12-$3.53	2,066	2.26	$3.26	2,066	$3.26
$3.53-$3.53	2,413	1.16	$3.53	2,400	$3.53
$3.70-$4.72	1,914	2.49	$4.06	1,899	$4.06
$5.22-$6.17	1,975	4.48	$6.03	1,831	$6.02
$6.22-$10.17	1,931	4.89	$7.88	1,417	$7.26
$10.43-$10.88	459	5.25	$10.66	236	$10.62
$11.27-$11.27	2,508	6.97	$11.27	532	$11.27
$11.32-$11.40	274	5.07	$11.33	150	$11.32
$11.55-$11.55	2,979	7.35	$11.55	386	$11.55
$11.58-$23.23	2,541	5.46	$16.47	1,429	$16.74
	19,060	4.54	$8.33	12,346	$6.39
The total number of exercisable in-the-money options was approximately 9.6 million shares as of December 29, 2013.

Tables of Contents

As of December 29, 2013, stock options vested and expected to vest totaled approximately 18.1 million shares, with a weighted-average remaining contractual life of 4.4 years and a weighted-average exercise price of $8.16 per share. The aggregate intrinsic value was approximately $57.6 million.
Restricted Stock Units and Restricted Stock Awards:
The following table summarizes our restricted stock unit and restricted stock award activities:

	Year Ended
	December 29, 2013		December 30, 2012		January 1, 2012
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
	(In thousands, except per-share amounts)
Non-vested, beginning of year	7,887	$14.52	9,005	$10.43	14,970	$4.90
Assumed from Ramtron acquisition	—	—	188	$8.69	—	—
Granted	7,040	$11.40	5,606	$14.44	2,228	$18.97
Released	(2,378)	$9.77	(4,969)	$8.60	(6,383)	$6.60
Forfeited	(3,897)	$14.74	(1,943)	$10.26	(1,810)	$8.52
Non-vested, end of year	8,652	$11.97	7,887	$14.52	9,005	$10.43
The balance as of December 29, 2013 included approximately 4.5 million performance-based restricted stock units ("PARS"). These PARS were issued to certain senior-level employees in the first quarter of fiscal 2013 and can be earned ratably over a period of one to two years, subject to the achievement of certain performance milestones that were set by the Compensation Committee in advance. Any share not earned due to not achieving the full performance milestone are forfeited and returned to the pool.
The three milestones for the 2013 PARS Program, as approved by the Compensation Committee, are as follows:
Milestone #1 – our Chief Executive Officer’s annual goals, which represent the action items that are most critical to the Company’s short- and long-term success. Each individual goal is assigned a specific number of points and each goal has specific targets that are determined in advance and document the requirements to achieve 100% of the goal and then scales down to a specific 0% point. In order for an executive to earn 100% of the shares underlying Milestone #1, our CEO must obtain 85 points or greater under the annual goals and achievement then scales down linearly to 0% of shares earned if the score is less than 60 points.
Milestone #2 – requires the Company to achieve a certain design win pipeline and/or revenue level during fiscal year 2013 with respect to a group of three strategic customers utilizing the Company’s programmable products
Milestone #3 – requires the Company’s common stock price to appreciate at a greater rate than the PHLX SOX Semiconductor Sector (SOXX), a Philadelphia Stock Exchange index, as measured over a two-year period ending with fiscal year 2014. Participants in the 2013 PARS Program may earn up to 200% achievement of Milestone #3.
If the Company performs beyond the 100% targets for Milestones #1 or #2, the number of earned shares for either Milestone #1 or #2 shall be permitted to exceed their respective 60% and 30% target shares allocations, but only up to a maximum of 150% achievement of either Milestone based on linearity and provided the total number of earned shares under Milestones #1 and #2 does not exceed the total number of targeted shares for Milestone #1 and #2.
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
We estimated the fair value of the shares with the market-condition milestone using a Monte Carlo valuation model with the following weighted-average assumptions:

Tables of Contents

	Year Ended
	2013	2012 (1)	2011
Volatility of common stock	46.2%	—	35.7%
Volatility of the SOXX	27.8%	—	25.2%
Correlation coefficient	0.77%	—	0.77%
Risk-free interest rate	0.2%	—	0.2%

(1)	No performance-based awards with market-conditions milestones were issued in fiscal 2012.
The fair value of the shares with the performance-related milestones was equivalent to the grant-date fair value of our common stock. In addition, we granted other performance-based and service-based restricted stock units whose fair value is typically equivalent to the grant-date fair value of our common stock.
The balances as of December 30, 2012 and January 1, 2012 included approximately 3.8 million and 4.4 million of performance-based restricted stock units and restricted stock awards, respectively.
ESPP:
During fiscal 2013, 2012 and 2011, we issued 1.5 million, 0.7 million and 1.8 million shares under our ESPP with weighted-average price of $9.21, $11.36 and $9.11 per share, respectively.

NOTE 9. BALANCE SHEET COMPONENTS
Accounts Receivable, Net

	As of
	December 29, 2013	December 30, 2012
	(In thousands)
Accounts receivable, gross	$84,431	$87,050
Allowances for doubtful accounts receivable and sales returns	(3,347)	(4,130)
Accounts receivable, net	$81,084	$82,920
Inventories

	As of
	December 29, 2013	December 30, 2012
	(In thousands)
Raw materials	$4,026	$4,307
Work-in-process	71,948	62,603
Finished goods	24,638	60,686
Total inventories	$100,612	$127,596
Other Current Assets

	As of
	December 29, 2013	December 30, 2012
	(In thousands)
Prepaid expenses	$26,364	$21,623
Assets held for sale (see Note 7)	2,260	4,630
Prepaid to Grace–current portion	—	7,321
Other current assets	4,931	7,508
Total other current assets	$33,555	$41,082
Property, Plant and Equipment, Net

Tables of Contents

	As of
	December 29, 2013	December 30, 2012
	(In thousands)
Land	$18,570	$19,563
Equipment	1,039,984	1,021,642
Buildings, building and leasehold improvements	216,076	237,629
Furniture and fixtures	7,174	7,864
Total property, plant and equipment, gross	1,281,804	1,286,698
Less: accumulated depreciation and amortization	(1,023,219)	(1,012,271)
Total property, plant and equipment, net	$258,585	$274,427
Other Long-term Assets

	As of
	December 29, 2013	December 30, 2012
	(In thousands)
Employee deferred compensation plan (see Note 16)	$42,351	$37,142
Investments:
Debt securities (see Note 5)	—	5,504
Equity securities (see Note 5)	17,961	7,054
Other assets	20,702	25,284
Total other assets	$81,014	$74,984

Other Current Liabilities

	As of
	December 29, 2013	December 30, 2012
	(In thousands)
Employee deferred compensation plan (see Note 16)	$41,582	$36,244
Restructuring accrual (see Note 10)	4,158	5,113
Capital lease–current portion	2,659	4,849
Equipment loan–current portion (see Note 14)	2,825	2,725
Advances received from sale of ARS (see Note 5)	—	3,140
Customer advances	—	10,191
Other current liabilities	25,291	36,027
Total other current liabilities	$76,515	$98,289
Other Long-Term Liabilities

	As of
	December 29, 2013	December 30, 2012
	(In thousands)
Equipment loan–long term portion (see Note 14)	$5,918	$8,756
Capital lease–long term portion	9,828	12,779
Other long term liabilities	11,782	11,557
	$27,528	$33,092

Tables of Contents

NOTE 10. RESTRUCTURING
We recorded restructuring charges of $15.4 million, $4.3 million and $6.3 million during fiscal 2013, 2012 and 2011, respectively. The determination of when we accrue for severance and benefits costs depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.
The following table summarizes the restructuring charges recorded in the Consolidated Statements of Operations:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Personnel costs	$8,010	$3,958	$6,336
Impairment of property, plant and equipment	6,698	—	—
Other	649	300	—
Total restructuring charges	$15,357	$4,258	$6,336

During fiscal 2013, we implemented a restructuring plan to reduce operating expenses as part of our 2013 corporate priorities (“Fiscal 2013 Restructuring Plan”). The plan includes the termination of employees and the disposal of certain equipment located in our Bloomington, Minnesota facility. We recorded total restructuring charges of $15.4 million related to the Fiscal 2013 Restructuring Plan. Of the total restructuring charge, $6.7 million was related to the write down equipment, $8.0 million was related to personnel costs, primarily representing severance and other employee benefits, and $0.7 million largely representing amounts payable upon the termination of agreements with certain distributor representatives.

During fiscal 2012, we recorded approximately $4.3 million of restructuring charges under a restructuring plan which we first announced in fiscal 2011 (“Fiscal 2011/2012 Restructuring Plan”). This plan allowed us to continue to allocate and align our resources to the business units that we expect will drive future development and revenue growth.

During fiscal 2011, we implemented a restructuring plan to allow us to continue to allocate and align our resources to the business units that we expect will drive future development and revenue growth. As a result of this plan, we recorded approximately $5 million of restructuring charges, primarily relating to severance and other employee benefits. In addition, during fiscal 2011 we also recorded approximately $1.3 million of additional restructuring charges used a restructuring plan we first commenced in fiscal 2010 (“Fiscal 2010 restructuring plan”). The Fiscal 2010 restructuring plan was implemented to exit certain of our back-end manufacturing operations located in the Philippines. These actions were intended to reduce the cost of our back-end manufacturing by selling our labor intensive assembly operations to a lower cost third-party subcontractor in China and by the continued shifting of these operations to our fully automated back-end processes. The charges recorded in fiscal 2011 primarily related to severance and other employee benefits.

Tables of Contents

A summary of the restructuring activities related to personnel costs, which are primarily in the U.S., is summarized as follows:
Consolidated Restructuring Plans

(In thousands)
Beginning Balance January 2, 2011	$2,274
Provision	6,499
Cash payments	(4,770)
Non-cash charges	(163)
Balance as of January 1, 2012	3,840
Provision	3,996
Cash payments	(2,932)
Non-cash charges	(11)
Balance as of December 30, 2012	4,893
Provision	8,431
Cash payments	(9,111)
Non-cash charges	(55)
Balance as of December 29, 2013	$4,158
The restructuring liability as of December 29, 2013 is expected to be paid out within the next twelve months.

NOTE 11. FOREIGN CURRENCY DERIVATIVES
We operate and sell products in various global markets and purchase capital equipment using the U.S. dollar and foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. We may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of our subsidiaries and forecasted revenues and expenses. We do not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of December 29, 2013. We estimate the fair value of our forward contracts based on spot and forward rates from published sources.
We record hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Interest and other income, net” in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. The aggregate notional amount and fair value of outstanding forward contracts to hedge the risks associated with foreign currency denominated assets and liabilities as of December 29, 2013 and December 30, 2012 were not material.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were as follows:

	Accumulated net unrealized losses on available-for-sale investments	Cumulative translation adjustment and other	Accumulated other comprehensive loss (income)
Balance as of December 30, 2012	$(450)	$6	$(444)
Other comprehensive income attributable to Cypress	$267	$—	$267
Balance as of December 29, 2013	$(183)	$6	$(177)
NOTE 13. INTEREST AND OTHER INCOME, NET

Tables of Contents

The following table summarizes the components of “Interest and other income, net,” recorded in the Consolidated Statements of Operations:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Interest income	$301	$694	$1,466
Interest expense	(8,112)	(3,824)	(115)
Changes in fair value of investments under the deferred compensation plan	6,371	3,158	(862)
Impairment of investments	25	(3,200)	(800)
Foreign currency exchange gains (losses), net	2,791	(1,460)	1,124
Gain on sale of equity investments	908	1,601	—
Other	(59)	286	1,046
Total interest and other income, net	$2,225	$(2,745)	$1,859

NOTE 14. DEBT AND EQUITY TRANSACTIONS
Mortgage Note
As part of our acquisition of Ramtron, we acquired a loan facility with a lender. We had a promissory note with the original principal amount of $4.2 million, with a maturity date of January 1, 2016, bearing interest at 6.17%. This loan was secured and collateralized with real estate located at Colorado Springs, Colorado. The outstanding balance at the end of fiscal 2012 was $3.3 million. On June 3, 2013, we terminated the loan facility and repaid the remaining $3.3 million balance of the mortgage note.
Senior Secured Revolving Credit Facility
On June 26, 2012, we entered into a five-year senior secured revolving credit facility (“Credit Facility”) with a group of lenders led by Morgan Stanley Senior Funding, Inc. The Credit Facility enabled us to borrow up to $430 million on a revolving basis. Borrowing terms vary based on the type of borrowing with all outstanding balances being due at the credit facility termination date, or June 25, 2017. Outstanding amounts may be repaid prior to maturity without penalty and are mandatory for certain asset sales and casualty events. The current outstanding borrowings bear interest at LIBOR plus 2.25% on the drawn amount. There is a commitment fee payable of 0.375% per annum on any undrawn amounts. The Credit Facility contains customary affirmative, negative and financial covenants for similarly rated companies. Borrowings are collateralized by substantially all assets of the company.

On October 17, 2013, we amended our senior secured revolving credit facility ("Credit Facility") to reduce the revolving commitments to $300 million from $430 million. In connection with the reduction, certain financial covenants were amended. The amended financial covenants include the following conditions: 1) maximum senior secured leverage ratio of 2.50 to 1.00 through January 1, 2017 and 2.25 to 1.00 thereafter, 2) maximum total leverage ratio of 4.25 to 1.00 through January 3, 2015, 3.5 to 1.00 through January 1, 2017 and 3.00 to 1.00 thereafter, 3) minimum fixed charge coverage ratio of 1.00 to 1.00, and 4) minimum liquidity of at least $100 million.  At December 29, 2013, our outstanding borrowings of $227 million were recorded as part of long-term liabilities and are presented as “Loan payable” in the Consolidated Balance Sheet. As of December 29, 2013, we were in compliance with all of the financial covenants under the Credit Facility. In accordance with accounting guidance we amortized $0.7 million of prepaid loan fees which we incurred with the initial borrowing.

Line of Credit
On March 28, 2012, we amended our revolving line of credit with Silicon Valley Bank to increase the available borrowing from $5 million to $55 million and to extend the maturity date to March 27, 2013. On March 29, 2012, we borrowed $50 million under this line of credit. On June 26, 2012 we repaid the outstanding balance of $50 million and accrued interest and terminated the revolving line of credit, replacing it with our credit facility.

Tables of Contents

Equipment Loans
In December 2011, we obtained equipment loans from a certain financial institution for an aggregate amount of approximately $14.1 million. These loans are collateralized by certain of our manufacturing equipment and bear interest of 3.15% to 3.18% per annum and are payable in 60 equal installments with the first installments due in January 2012. The related master loan agreement includes a variety of standard covenants. Of the $8.7 million outstanding balance as of December 29, 2013, approximately $2.8 million was recorded as part of “Other current liabilities” and $5.9 million was recorded as part of “Other long-term liabilities” in the 2013 Consolidated Balance Sheets. At December 29, 2013 and December 30, 2012, the fair value of the equipment loans approximated the carrying value. The fair value was estimated using discounted cash flow analysis using relevant factors that might affect the fair value, such as present value factors and risk-free interest rates based on the U.S. Treasury yield curve.
The schedule of principal payments under our equipment loans is as follows:

Fiscal Year	(In thousands)
2014	$2,825
2015	2,915
2016	3,003
Total	$8,743
Stock Buyback Programs:
$400 million Program Authorized in Fiscal 2011
On September 20, 2011, our Board authorized a new $400.0 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our board of directors. From September 2011 through the end of fiscal 2013, we used approximately $311.6 million from this program to repurchase approximately 23.6 million shares at an average share price of $13.43. As of December 29, 2013, $83.7 million remained available for future stock repurchases.
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

Tables of Contents

We had no activity related to yield enhanced structured agreements during fiscal 2013. The following table summarizes the activity of our settled yield enhanced structured agreements during fiscal 2012 and 2011:

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

(1)
This includes a yield enhanced structured agreement entered into in fiscal 2010 for an aggregate price of approximately $43.9 million which remained unsettled as of the end of fiscal 2010. Such agreement was subsequently settled in the first quarter of fiscal 2011 for approximately $47.0 million.

(2)	Included as part of the $600 million stock buyback program authorized in fiscal 2010.
Dividends
During fiscal 2013, we paid total cash dividends of $64.8 million, consisting of dividends of $0.11 per share of common stock paid in all four quarters of the fiscal year. On November 1, 2013 our Board declared a cash dividend of $0.11 per share payable to holders of record of our common stock at the close of business day on December 23, 2013. This cash dividend was paid on January 15, 2014 and totaled approximately $16.9 million.
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
The following table sets forth the computation of basic and diluted net income (loss) per share:

Tables of Contents

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands, except per-share amounts)
Net Income (Loss) per Share—Basic:
Net income (loss) attributable to Cypress for basic computation	$(46,364)	$(22,370)	$167,839
Weighted-average common shares for basic computation	148,558	149,266	164,495
Net income (loss) per share—basic	$(0.31)	$(0.15)	$1.02
Net Income (Loss) per Share—Diluted:
Net income (loss) attributable to Cypress for diluted computation	$(46,364)	$(22,370)	$167,839
Weighted-average common shares for basic computation	148,558	149,266	164,495
Effect of dilutive securities:
Stock options, restricted stock units, restricted stock awards and other	—	—	22,400
Weighted-average common shares for diluted computation	148,558	149,266	186,895
Net income (loss) per share—diluted	$(0.31)	$(0.15)	$0.90
Anti-Dilutive Securities:
The following securities were excluded from the computation of diluted net income (loss) per share as their impact was anti-dilutive:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Stock options, restricted stock units and restricted stock awards	17,241	14,440	1,814

NOTE 16.  EMPLOYEE BENEFIT PLANS
Key Employee Bonus Plan (“KEBP”)
We have a key employee bonus plan, which provides for incentive payments to certain key employees including all executive officers except the Chief Executive Officer. Payments under the plan are determined based upon certain performance measures, including our NONGAAP actual PBT% compared to a target as well as achievement of strategic, operational and financial goals established for each key employee. We recorded total charges of $7.4 million under the plan in fiscal 2013, $0.2 million in fiscal 2012 and $9.5 million in fiscal 2011.
Performance Bonus Plan
We have a performance bonus plan which provides for incentive payments to our CEO under a shareholder approved Plan. Payments under the plan are determined based upon the attainment and certification of certain objective performance criteria established by the Committee. Under the plan, we recorded total charges of $0.1 million and $0.8 million in fiscal 2013 and 2011, respectively. In fiscal 2012, the total charges were immaterial.
Performance Profit Sharing Plan (“PPSP”)
We have a performance profit sharing plan, which provides incentive payments to all our employees. Payments under the plan are determined based upon our earnings per share and the employees’ percentage of success in achieving certain performance goals. We recorded total charges of $2.7 million under the plan in fiscal 2013, $0.3 million in fiscal 2012 and $3.7 million in fiscal 2011.
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

Tables of Contents

Under the deferred compensation plan the assets are recorded at fair value in each reporting period with the offset being recorded in “Other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of December 29, 2013 and December 30, 2012, the fair value of the assets was $42.6 million and $37.1 million, respectively, and the fair value of the liabilities was $41.6 million and $36.2 million, respectively.
All expense and income recorded under the deferred compensation plan were included in the following line items in the Consolidated Statements of Operations:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income, net	$6,371	$3,157	$(862)
Changes in fair value of liabilities recorded in:
Cost of revenues	(854)	(372)	111
Research and development expenses	(1,744)	(568)	114
Selling, general and administrative expenses	(3,795)	(1,710)	460
Total income (expense), net	$(22)	$507	$(177)
401(k) Plan
We sponsor a 401(k) plan which provides participating employees with an opportunity to accumulate funds for retirement on a tax deferred basis. We do not make contributions to the 401(k) plan and all employee contributions are fully vested.
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
As of December 29, 2013 and December 30, 2012, projected benefit obligations totaled $8.3 million and $8.0 million, respectively, and the fair value of plan assets was $3.4 million and $3.3 million, respectively.

Tables of Contents

NOTE 17.  INCOME TAXES
The geographic distribution of income (loss) before income taxes and the components of income tax benefit (provision) are summarized below:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
United States loss	$(120,284)	$(127,532)	$(3,546)
Foreign income	64,314	105,872	159,124
Income (loss) before income taxes	(55,970)	(21,660)	155,578
Income tax benefit (provision):
Current tax benefit (expense):
Federal	12,026	1,106	15,641
State	(120)	65	336
Foreign	(4,292)	(5,353)	(4,111)
Total current tax benefit (expense)	7,614	(4,182)	11,866
Deferred tax benefit (expense):
Foreign	147	1,858	(487)
Total deferred tax benefit (expense)	147	1,858	(487)
Income tax benefit (provision)	$7,761	$(2,324)	$11,379
Income tax benefit (provision) differs from the amounts obtained by applying the statutory United States federal income tax rate to income (loss) before taxes as shown below:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Benefit (provision) at U.S. statutory rate of 35%	$19,589	$7,581	$(54,452)
Foreign income at other than U.S. rates	15,425	26,364	43,647
Future benefits not recognized	(41,797)	(38,190)	(34,124)
Recognition of prior-year benefits	—	—	29,186
Reversal of previously accrued taxes	13,872	3,985	22,395
Effect of stock-based compensation	—	—	3,907
Tax impact of for acquisitions	1,061	(1,982)	—
Foreign withholding taxes	(535)	(743)
Refundable tax credits	—	475	1,049
State income taxes, net of federal benefit	93	65	336
Other, net	53	121	(565)
Income tax benefit (provision)	$7,761	$(2,324)	$11,379

Tables of Contents

The components of deferred tax assets and liabilities were as follows:

	As of
	December 29, 2013	December 30, 2012
	(In thousands)
Deferred tax assets:
Credits and net operating loss carryovers	$259,613	$195,638
Reserves and accruals	39,525	71,775
Excess of book over tax depreciation	31,107	34,737
Deferred income	6,723	7,782
Total deferred tax assets	336,968	309,932
Less valuation allowance	(334,671)	(307,199)
Deferred tax assets, net	2,297	2,733
Deferred tax liabilities:
Intangible assets arising from acquisitions	(349)	(1,072)
Total deferred tax liabilities	(349)	(1,072)
Net deferred tax assets	$1,948	$1,661
At December 29, 2013, we had U.S. federal net operating loss carryovers of approximately $760.1 million, which, if not utilized, will expire from 2018 through 2033. Of the $760.1 million, $49.7 million relates to net operating losses of acquired subsidiaries and are subject to Section 382 limitation. We had state net operating loss carryovers of approximately $263.4 million which, if not utilized, will expire from 2014 through 2024. A portion of these net operating loss carryovers relate to net operating losses of acquired subsidiaries and are subject to certain limitations. We had U.S. federal tax credit carry-forwards of approximately $155.9 million, which, if not utilized, will expire from 2019 through 2033, and state tax credit carryforwards of approximately $90.2 million, which currently do not have any expiration date. Utilization of the net operating losses and tax credit carryovers may be limited if certain ownership changes occur subsequent to December 29, 2013.
As of December 29, 2013 of the total deferred tax assets of $337.0 million, a valuation allowance of $334.7 million has been recorded for the portion which is not more likely than not to be realized. As of December 30, 2012, of the total deferred tax assets of $309.9 million, a valuation allowance of $307.2 million has been recorded for the portion which is not more likely than not to be realized. Our determination of the need for a valuation allowance each year is based on jurisdictional assessment.
The deferred tax assets and valuation allowance as at December 30, 2012, included an adjustment of approximately $18.9 million related to prior periods. This adjustment had no impact on the reported net deferred tax assets or liabilities. Additionally, the income tax expense for the fiscal year ended December 30, 2012, included a benefit of approximately $1.2 million to correct an understatement of a prior year deferred tax asset. Management believes that the impact of these errors was not material to any prior years’ financial statements and the impact of correcting these errors in the current year is not material to the full year fiscal 2012 financial statements.
We received tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. When recognized, the tax benefit related to $638.7 million of our net operating loss carryforwards will be accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision.
United States income taxes and foreign withholding taxes have not been provided on a cumulative total of $242.0 million and $246.3 million of undistributed earnings for certain non-United States subsidiaries as of December 29, 2013 and December 30, 2012, respectively, because such earnings are intended to be indefinitely reinvested in the operations and potential acquisitions of our international operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Tables of Contents

Our global operations involve manufacturing, research and development, and selling activities. Our operations outside the U.S. are in certain countries that impose a statutory tax rate both higher and lower than the U.S. We are subject to tax holidays in the Philippines where we manufacture and design certain of our products. These tax holidays are scheduled to expire at varying times within the next three years. Our tax benefit of these tax holidays for the year ended December 30, 2012 was $0.7 million which had an insignificant impact on earnings per share. Overall, we expect our foreign earnings to be taxed at rates lower than the statutory tax rate in the U.S.
Unrecognized Tax Benefits
The following table is a reconciliation of unrecognized tax benefits:

(In thousands)
Unrecognized tax benefits, as of January 2, 2011	$46,823
Decrease related to settlements with taxing authorities	(14,830)
Increase based on tax positions related to current year	6,794
Decrease based on tax positions related to prior years	(1,238)
Decrease related to lapsing of statutes of limitations	(7,732)
Unrecognized tax benefits, as of January 1, 2012	$29,817
Decrease related to settlements with taxing authorities	(1,807)
Increase based on tax positions related to current year	5,392
Increase based on tax positions related to prior year	1,004
Decrease related to lapsing of statute of limitation	(2,940)
Unrecognized tax benefits, as of December 30, 2012	$31,466
Decrease related to settlements with taxing authorities	(9,216)
Increase based on tax positions related to current year	962
Increase based on tax positions related to prior year	163
Decrease related to lapsing of statute of limitation	(4,762)
Unrecognized tax benefits, as of December 29, 2013	$18,613
As of December 29, 2013, December 30, 2012 and January 1, 2012, the amounts of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $17.6 million, $28.2 million and $27.5 million, respectively.
Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and

•	expiration of statute of limitations on our tax returns.
The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We believe it is possible that we may recognize approximately $8.0 million to $9.0 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.
Classification of Interest and Penalties
Our policy is to classify interest expense and penalties, if any, as components of income tax provision in the Consolidated Statements of Operations. As of December 29, 2013, December 30, 2012 and January 1, 2012, the amount of accrued interest and penalties totaled $5.8 million, $11.6 million and $9.8 million, respectively. We recorded interest and penalties of approximately $1.9 million, $1.8 million and $(0.3) million during fiscal 2013, 2012 and 2011, respectively.

Tables of Contents

Tax Examinations
The following table summarizes our major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of December 29, 2013:

Tax Jurisdictions	Tax Years
United States	2010 and onward
Philippines	2008 and onward
India	2007 and onward
Switzerland	2008 and onward
California	2007 and onward
Non-U.S. tax authorities have completed their income tax examinations of our subsidiary in India for fiscal years 2002-2006 and our subsidiary in the Philippines for 2009. The proposed adjustments in India have been appealed, and we believe the ultimate outcome of these appeals will not result in a material adjustment to our tax liability. The Philippines examinations for 2009 resulted in no material adjustments to our tax liabilities. Income tax examinations of our Philippine subsidiary for the 2010 fiscal year and our India subsidiary for the 2009-2010 fiscal years are in progress. We believe the ultimate outcome of these examinations will not result in a material increase to our tax liability.
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
The following table presents our warranty reserve activities:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Beginning balance	$3,360	$3,085	$3,347
Provisions	390	1,179	2,000
Settlements made	(1,122)	(904)	(2,262)
Ending balance	$2,628	$3,360	$3,085
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
One of the benefits that we received from the PLA was the avoidance of future litigation expenses as well as future customer disruption and based upon our analysis, using a relief from royalty method, we determined that a portion of the license fee that we will pay IV represents the cumulative cost relating to prior years. As such, we recorded approximately, $7.1 million which has been recorded as a charge to cost of revenues in the first quarter of fiscal 2012. We originally capitalized approximately $6.9 million in the Consolidated Balance Sheet and are amortizing over the purchased life of the patent portfolio. Approximately $0.8 million and $0.6 million was amortized as of December 29, 2013 and December 30, 2012, respectively. The remaining capitalized balance of the PLA is approximately $0.8 million and $0.8 million in current assets, and $4.7 million and $5.5 million in long-term assets in the Consolidated Balance Sheet as of December 29, 2013 and December 30, 2012, respectively. We paid the entire $14.0 million liability in fiscal 2012.

Tables of Contents

Capital Lease
On July 19, 2011, we entered into a capital lease agreement which allows us to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. We have the option of purchasing the tools from the lessor at specified intervals during the lease term. The master lease contains standard covenants. Assets purchased under the capital lease are included in “Property, plant and equipment, net” as manufacturing equipment and the amortization is included in depreciation. As of December 29, 2013, the gross value and net book value of manufacturing equipment purchased under capital lease was approximately $20.5 million and $16.0 million, respectively. As of December 29, 2013, the total minimum lease payments under our capital leases amounted to approximately $13.1 million.
Future minimum payments, by year and in the aggregate, under the capitalized lease consist of the following:

Fiscal Year	(In thousands)
2014	$2,659
2015	2,936
2016	6,581
2017	876
2018	—
Total minimum lease payments	13,052
Less: amount representing interest	618
Present value of net minimum lease payments	$12,434
Charitable Donation of Building
In fiscal 2011, we sold a building to a charitable organization for $4.0 million in exchange for a promissory note. The promissory note will be paid over the next four years in $1.0 million annual payments. The balance of $2.0 million is reflected in our fiscal 2013 and 2012 Consolidated Balance Sheet as “Other current assets” and “Other long-term assets”. In addition, we made a $4.0 million unconditional pledge to the same charitable organization to be paid in four $1.0 million installments over the next four years. The $2.0 million balance of this pledge is reflected in “Other current liabilities” and “Other non-current liabilities” in our fiscal 2013 and 2012 Consolidated Balance Sheets.
Operating Lease Commitments
We lease certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2018. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values.
As of December 29, 2013, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2014	6,011
2015	5,209
2016	3,373
2017	2,815
2018	542
2019 and Thereafter	266
Total	$18,216
Rental expenses totaled approximately $7.2 million, $7.7 million and $7.0 million in fiscal 2013, 2012 and 2011, respectively.

Tables of Contents

Litigation and Asserted Claims

Our seven-patent infringement case is currently pending against GSI’s static random access memory (“SRAM”) technology in the United Stated District Court for Northern California. We are seeking damages as well as injunctive relief in the case which has been assigned to Judge Tigar. Our initial infringement contentions on all seven patents have been filed in the case, discovery continues and we are currently working on the claim construction process. In defense of our claims, GSI has now submitted applications for inter-partes review with the PTO on four of our asserted patents. We believe strongly in the merits of our patent infringement claims, and intend to take the steps necessary to protect our intellectual property.
With respect to the civil antitrust case filed by GSI in the United States District Court for the Northern California, discovery is nearly complete and the expert work is set to begin in the case. GSI’s case, which only names Cypress as a defendant, accuses the QDR Consortium, which was comprised of several other semiconductor companies, of certain anti-competitive behavior. Aside from injunctive relief, GSI has made no specific monetary demand in the antitrust matter. Accordingly, the possible range of monetary loss that might be demanded in the future in the matter, if any, is unknown at this time. We believe strongly that we have meritorious defenses to the allegations set forth in the GSI civil antitrust complaint and we will vigorously defend ourselves in that matter.
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
On December 11, 2012, LongPath Capital, LLC (“LongPath”) filed an appraisal petition with the Court of Chancery in the State of Delaware in connection with our acquisition of Ramtron. Specifically, the petition seeks an appraisal of the fair value of the common stock shares held by LongPath, and an order that Ramtron pay such fair value, plus interest and attorney’s fees. We believe LongPath’s petition is without merit and we intend to defend this matter vigorously. We are currently engaged in the expert discovery phase of this case. Trial is expected in May 2014. In May 2013, Plaintiff LongPath was paid the purchase price of $3.10 per share, or approximately $1.5 million. As a result, our potential exposure is limited to any premium on the purchase price that might be awarded by the court. LongPath has not demanded a specific valuation, and our respective positions on valuation make it impossible for us accurately estimate the potential exposure, if any for this matter.
After extended licensing discussions were effectively abandoned by LG Electronics, Inc. (“LG”) and Blackberry Limited/Blackberry Corporation (“Blackberry”), on August 29, 2013, we filed a patent infringement complaint against LG in the federal district court in the Northern District of California, accusing certain of their products of infringing our six of our USB and Touch patents. We have filed our initial infringement contentions in the case, and are beginning discovery. The court has not yet set a date for the Markman hearing or the trial. We filed a second complaint in the Northern District of California with respect to the same six USB and Touch patents against Blackberry on September 10th. On November 4, 2013, Blackberry filed an answer to our complaint along with a counter-claim asserting two of their patents against us. Blackberry filed a second patent infringement complaint in the Northern District of Texas, asserting two of its patents against us. We have reviewed all the asserted patents and are confident in our ability to defend ourselves. On January 31, 2014, we filed applications for inter-partes review by the PTO on both of the patents asserted in the Northern District of Texas case, and we have subsequently filed a motion to stay the Texas case. Both Blackberry and Cypress are seeking unstated damages and injunctive relief in each of our respective cases. We believe strongly in the merits of our patent infringement claims, and intend to take the steps necessary to protect our intellectual property as well as the business interests of our non-infringing customers.
On September 24, 2013, we filed a three-patent infringement case against Silego Technology, Inc. (“Silego”) in federal district court in the Northern District of California. We recently completed our initial case management conference and are awaiting a schedule from the court. We are seeking damages as well as injunctive relief in this case. We believe strongly in the merits of our patent infringement claims, and intend to take the steps necessary to protect our intellectual property against misappropriation.
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

Tables of Contents

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
It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments we have made under these agreements have not had a material effect on our business, financial condition or results of operations. We believe that if we were to incur a loss in any of these matters, such loss would not have a material effect on our business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of December 29, 2013, we had no reason to believe a loss exceeding amounts already recognized had been incurred.

NOTE 19.  SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION
Segment Information
We design, develop, manufacture and market a broad range of programmable system solutions for various markets including consumer, computation, data communications, automotive and industrial. As part of our continued efforts to better allocate key management resources and to focus on our core markets, during the three months ended March 31, 2013, we realigned our Data Communications Division to include our module solutions including Trackpad and Ovation™ Optical Navigation Sensors (“ONS”), which were previously included in our Programmable Systems Division.We evaluate our reportable business segments in accordance with the accounting guidance. We operate in the following four reportable business segments:

Business Segments	Description
PSD: Programmable Systems Division
A division focusing primarily on our PSoC® and PSoC-based products. This business segment focuses on (1) the PSoC platform family of devices including PSoC 1, PSoC 3 and PSoC 5 and all derivatives; (2) PSoC-based user interface products such as CapSense® touch-sensing and TrueTouch touchscreen products; (3) automotive products; and (4) certain legacy product lines.

MPD: Memory Products Division	A division that will continue to focus on our SRAM, FRAM and non-volatile business units and general-purpose programmable clocks.

DCD: Data Communications Division	A division to focusing on USB controllers and WirelessUSB™ peripheral controllers, also offering module solutions including Trackpads and Ovation™ Optical Navigation Sensors.

ETD: Emerging Technologies Division	Our “startup” division includes, AgigA Tech Inc. and Deca Technologies Inc., both majority-owned subsidiaries of Cypress. ETD also includes our foundry business and other development-stage activities.
The following tables set forth certain information relating to the reportable business segments:
Revenues:

Tables of Contents

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Programmable Systems Division	$292,707	$345,430	$468,190
Memory Products Division	338,986	330,504	394,832
Data Communications Division	79,410	86,591	127,388
Emerging Technologies and Other	11,590	7,162	4,794
Total revenues	$722,693	$769,687	$995,204
Income (Loss) from Operations before Income Taxes:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Programmable Systems Division	$(20,105)	$2,732	$101,490
Memory Products Division	111,667	124,275	154,592
Data Communications Division	(7,452)	(9,970)	3,389
Emerging Technologies and Other	(20,860)	(23,375)	(19,883)
Unallocated items:
Stock-based compensation expense	(73,020)	(74,332)	(100,781)
Gain (loss) on divestitures and expenses	—	(3,351)	34,291
Patent license fee	—	(7,100)	—
Restructuring charges	(15,357)	(4,258)	(6,336)
Charitable donation of building	—	—	(4,125)
Amortization of intangibles and other acquisition-related costs	(34,056)	(19,337)	(2,892)
Impairment of assets and other	(1,795)	(3,758)	(2,782)
Other	5,008	(2,253)	(1,385)
Non-cash compensation	—	(933)	—
Income (loss) from operations before income taxes	$(55,970)	$(21,660)	$155,578
Depreciation:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
Programmable Systems Division	$14,642	$18,025	$22,798
Memory Products Division	16,332	18,265	19,199
Data Communications Division	3,851	4,768	6,263
Emerging Technologies and Other	4,680	4,483	373
Total depreciation	$39,505	$45,541	$48,633
Geographical Information
The following table presents our total revenues by geographical locations:

Tables of Contents

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
	(In thousands)
United States	$75,052	$101,674	$122,956
Europe	61,003	78,216	118,695
Asia:
China	254,993	334,113	427,794
South Korea	96,811	94,672	136,777
Japan	81,856	67,270	70,279
Rest of the world	152,978	93,742	118,703
Total revenues	$722,693	$769,687	$995,204
Property, plant and equipment, net, by geographic locations were as follows:

	As of
	December 29, 2013	December 30, 2012
	(In thousands)
United States	$152,628	$180,139
Philippines	59,873	73,091
Other	46,084	21,197
Total property, plant and equipment, net	$258,585	$274,427
We track our assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, our chief operating decision maker does not review asset information on a segment basis.
Customer Information
Outstanding accounts receivable from three of our distributors, accounted for 17%, 12% and 11%, respectively, of our consolidated accounts receivable as of December 29, 2013. Outstanding accounts receivable from three of our distributors, accounted for 12%, 12% and 10%, respectively, of our consolidated accounts receivable as of December 30, 2012.
Revenue generated through two of our distributors, accounted for 11% and 10% respectively, of our consolidated revenue for fiscal 2013. One end customer, purchases our products both from our distributors and directly from us. Shipments to this end customer accounted for 12% of our consolidated revenue for fiscal 2013.
Revenue generated through three of our distributors accounted for 14%, 12% and 10%, respectively, of our consolidated revenue for fiscal 2012. Shipments to one end customer accounted for 11% of our consolidated revenue for fiscal 2012.
Revenue through two of our distributors accounted for 13% and 11%, respectively, of our consolidated revenue for fiscal 2011. Shipments to one end customer accounted for 10% of our consolidated revenue for fiscal 2011.
.

Tables of Contents

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cypress Semiconductor Corporation:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries (the “Company”) at December 29, 2013 and December 30, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Jose, California
February 27, 2014

Tables of Contents

UNAUDITED QUARTERLY FINANCIAL DATA
Fiscal 2013

	Three Months Ended
	December 29, 2013	September 29, 2013	June 30, 2013 (1)	March 31, 2013
	(In thousands, except per-share amounts)
Revenues	$167,776	$188,723	$193,466	$172,728
Gross margin	$76,448	$91,653	$91,425	$79,046
Net income (loss)	$(13,914)	$(8,788)	$3,330	$(28,838)
Adjust for net loss attributable to noncontrolling interest	337	430	436	643
Net income (loss) attributable to Cypress	$(13,577)	$(8,358)	$3,766	$(28,195)
Net income (loss) per share–basic	$(0.09)	$(0.06)	$0.03	$(0.19)
Net income (loss) per share–diluted	$(0.09)	$(0.06)	$0.02	$(0.19)
Fiscal 2012

	Three Months Ended
	December 30, 2012 (2)	September 30, 2012 (3)	July 1, 2012	April 1, 2012
	(In thousands, except per-share amounts)
Revenues	$180,283	$203,015	$201,300	$185,089
Gross margin	$84,194	$110,056	$106,769	$91,781
Net income	$(22,803)	$13,958	$4,632	$(19,771)
Adjust for net loss attributable to noncontrolling interest	584	374	345	311
Net income attributable to Cypress	$(22,219)	$14,332	$4,977	$(19,460)
Net income per share–basic	$(0.15)	$0.10	$0.03	$(0.13)
Net income per share–diluted	$(0.15)	$0.09	$0.03	$(0.13)

(1)
The results for the three months ended June 30, 2013 included approximately $1.5 of non-recurring charges for goodwill attributable to the MPD reportable segment in connection with the acquisition of Ramtron.

(2)
The results for the three months ended December 30, 2012 included approximately $15.3 of non-recurring costs incurred in connection with the acquisition of Ramtron, and a tax benefit of approximately $1.2 million that related to prior periods.

(3)	The results for the three months ended September 30, 2012 included approximately $1.5 million of inventory-related charges that related to prior periods.
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

Tables of Contents

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
We assessed the effectiveness of our internal control over financial reporting as of December 29, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of December 29, 2013.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 89 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

Tables of Contents

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
The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 29, 2013 (2014 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement and is incorporated herein by reference.
We have adopted a code of ethics that applies to all of our directors, officers and employees. We have made the code of ethics available, free of charge, on our website at www.cypress.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information set forth in the section titled “Executive Compensation” in our 2014 Proxy Statement and is incorporated herein by reference.
The information required by this item concerning compensation of directors is incorporated by reference from the information set forth in the section titled “Board Structure and Compensation” in our 2014 Proxy Statement and is incorporated herein by reference.
The information required by this item concerning our compensation committee is incorporated by reference from the information set forth in the sections titled “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee of the Board of Directors” in our in our 2014 Proxy Statement and is incorporated herein by reference.
Quarterly Executive Incentive Payments
There were no performance incentive payments earned by our executive officers in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”) for the fourth quarter and the annual portion of fiscal 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners, directors and executive officers is incorporated by reference from the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement.
The information required by this item regarding our equity compensation plans is incorporated by reference from Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item regarding transactions with certain persons is incorporated by reference from the information set forth in the section titled “Certain Relationships and Related Transactions” in our 2014 Proxy Statement.
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

Tables of Contents

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements:

2.	Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	97

The exhibits listed below are required to be filed as exhibits to Cypress Semiconductor Annual Report on Form 10-K for the year ended December 29, 2013. For administrative convenience and to avoid further increasing the size of the 10-K, we are filing the Documents as exhibits to this optional Current Report on Form 8-K and will incorporate the Documents into the 10-K by reference hereto.

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
		8-K	8/13/2004

Incorporated by References
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith
2.1	Agreement and Plan of Reorganization dated as of June 30, 2004 by and among Cypress Semiconductor Corporation, SP Acquisition Corporation and SunPower Corporation.	10-K	1/2/2005
2.11
Agreement and Plan of Merger dated as of February 11, 2005 by and among Cypress Semiconductor Corporation, SMaL Camera Technologies, Inc., Summer Acquisition Corporation, and with respect to Articles VII and IX only, U.S. Bank, National Association, as Escrow Agent, and Allan Thygesen, as Securityholder Agent.
		8-K	2/15/2005
2.12	Agreement and Plan of Merger dated November 7, 2005 by and between Cypress Semiconductor Corporation, CMS Acquisition Corporation and Cypress Microsystems, Inc.	8-K	12/8/2005
2.13	Agreement for the Purchase and Sale of Assets and Amendment No. 1 dated as of February 15, 2006 by and between Cypress Semiconductor Corporation and NetLogic Microsystems, Inc.	8-K	2/21/2006
2.14	Asset Purchase Agreement, dated February 27, 2007, by and between Sensata Technologies, Inc. and Cypress Semiconductor Corporation.	8-K	3/20/2007
2.15	Agreement for the Purchase and Sale of Assets, dated August 29, 2007, by and between NetLogic Microsystems, Inc. and Cypress Semiconductor Corporation.	8-K	9/5/2007
2.16	Agreement and Plan of Merger, dated as of August 1, 2008, by and among Cypress Semiconductor Corporation, Copper Acquisition Corporation and Simtek Corporation.	8-K	8/1/2008
3.1	Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation.	10-K	12/31/2000
3.2	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	8-K	3/31/2006
3.3	Certificate of Amendment to Amended and Restated Bylaws of Cypress Semiconductor Corporation	8-K	5/28/2009
3.4	Certificate of Amendment to Amended and Restated Bylaws of Cypress Semiconductor Corporation	8-K	5/18/2010
4.1	Subordinated Indenture dated as of January 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.	8-K	3/17/2000
4.2	Supplemental Trust Indenture dated as of June 15, 2000 between Cypress Semiconductor Corporation and State Street Bank and Trust Company of California, N.A., as Trustee.	8-K	7/11/2000
4.3	Indenture dated as of June 3, 2003 between Cypress Semiconductor Corporation and U.S. Bank National Association, as Trustee.	S-3	6/30/2003
4.4	Indenture dated as of March 13, 2007 between Cypress Semiconductor Corporation and U.S. Bank National Association, as Trustee.	S-3	5/17/2007
4.5	Registration Rights Agreement—1.00% Convertible Senior Notes due September 15, 2009.	10-Q	7/1/2007
10.1	Form of Indemnification Agreement.	S-1	3/4/1987
10.2	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan I.	S-8	9/6/2002
10.3	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan II.	S-8	9/6/2002
10.4	Lease Agreement dated as of June 27, 2003 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	6/29/2003
10.5	Participation Agreement dated as of June 27, 2003 by and among Cypress Semiconductor Corporation, Wachovia Development Corporation and Wachovia Bank, National Association.	10-Q	6/29/2003
10.6	Call Spread Option Confirmation dated May 29, 2003 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.	10-Q	6/29/2003
10.7	Amended and Restated Call Spread Option Confirmation dated as of May 11, 2004 among Cypress Semiconductor Corporation, Credit Suisse First Boston International, and Credit Suisse First Boston.	10-Q	6/27/2004
10.8	SMaL Camera Technologies, Inc. 2000 Stock Option and Incentive Plan.	S-8	3/8/2005
10.9	First Amendment to Certain Operative Agreements dated March 28, 2005 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	4/3/2005
10.1	Cypress Semiconductor Corporation 2006 Key Employee Bonus Plan (KEBP) Summary.	10-K	1/1/2006
10.11	Cypress Semiconductor Corporation Performance Profit Sharing Plan (PPSP) Summary.	10-K	1/1/2006
10.12	Memorandum of Agreement between GNPower Ltd. Co. and Cypress Manufacturing Ltd.	10-Q	10/1/2006
10.13	Letter of Agreement between Cypress Semiconductor Corporation and SunPower Corporation.	8-K	11/16/2006
10.14	Letter of Agreement between Cypress Semiconductor Corporation and PowerLight Corporation.	8-K	11/16/2006
10.15	Amended Letter of Agreement between Cypress Semiconductor Corporation and PowerLight Corporation.	8-K	1/5/2007
10.16	Guaranty dated December 12, 2006 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006
10.17	Guaranty dated February 1, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006
10.18	Guaranty dated March 19, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	4/1/2007
10.19	Guaranty dated May 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	7/1/2007
10.2	Guaranty dated June 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	7/1/2007

Incorporated by References
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith
10.21	Guaranty dated December 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/30/2007
10.22	Guaranty, dated March 24, 2008, by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	3/30/2008
10.23
Form of Transaction Support Agreement by and among Cypress Semiconductor Corporation, Copper Acquisition Corporation and the individuals listed on the signatures pages thereto, dated as of August 1, 2008.
		8-K	8/1/2008
10.24	Amendment No. 1 to Tax Sharing Agreement, dated as of August 12, 2008, by and between Cypress Semiconductor Corporation and SunPower Corporation.	8-K	8/11/2008
10.25	1999 Non-Statutory Stock Option Plan, as amended and restated.	S-8	10/24/2008
10.26	Employee Qualified Stock Purchase Plan, as amended and restated.	S-8	10/24/2008
10.27	International Microcircuits Inc. 2000 Nonstatutory Stock Option Plan.	S-8	10/24/2008
10.28	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated March 2, 2009	10-Q	3/29/2009
10.29	Amendment No. 1 to Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated March 1, 2010.	10-K	3/3/2010
10.3	1994 Stock Plan, as amended and Restated	8-K	6/2/2011
10.31	Amended and Restated Loan and Security Agreement.	10-Q	5/9/2012
10.32	2012 Incentive Award Plan, as amended and restated.	S-8	12/12/2012
21.1	Subsidiaries of Cypress Semiconductor Corporation.	10-K	2/28/2013	X
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	2/28/2013	X
24.1	Power of Attorney (reference is made to the signature page of this Annual Report on Form 10-K).	10-K	2/27/2013	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	2/28/2013	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	2/28/2013	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	2/28/2013	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	2/28/2013	X
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Tables of Contents

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charges (Releases) to Expenses/Revenues	Deductions	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended December 29, 2013	$769	$51	$(101)	$719
Year ended December 30, 2012	$824	$571	$(626)	$769
Year ended January 1, 2012	$803	$24	$(3)	$824

Tables of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: February 27, 2014	By:	/S/ BRAD W. BUSS
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

Signature	Title	Date

/S/ T. J. RODGERS	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014
T. J. Rodgers

/S/ BRAD W. BUSS	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2014
Brad W. Buss

/S/ W. STEVE ALBRECHT	Director	February 27, 2014
W. Steve Albrecht

/S/ ERIC A. BENHAMOU	Director	February 27, 2014
Eric A. Benhamou

/S/ LLOYD A. CARNEY	Director	February 27, 2014
Lloyd A. Carney

/S/ JAMES R. LONG	Director	February 27, 2014
James R. Long

/S/ J. DANIEL MCCRANIE	Director	February 27, 2014
J. Daniel McCranie

/S/ J.D. SHERMAN	Director	February 27, 2014
J.D. Sherman

/S/ WILBERT G.M. VAN DEN HOEK	Director	February 27, 2014
Wilbert G.M. Van Den Hoek