Form 10-Q
period 2014-03-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2014-05-02
CIK 791915

Tables of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————
FORM 10-Q
————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of outstanding shares of the registrant’s common stock as of April 27, 2014 was 157,724,443

Tables of Contents

Tables of Contents

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, , that involve risks and uncertainties, including, but not limited to, statements related to our external wafer foundry partners and our expectation that our business will increase with them in the future, our beliefs regarding our flexible manufacturing initiative, our expectation regarding future dividend payments and stock repurchases, the increasing complexity we expect in our product design, our expectations that we will continue to enter into additional licensing arrangements in the future, our expectations regarding the timing and cost of our restructuring liabilities, expected purchases by IV, our expectations, beliefs and strategies regarding our active litigation matters, including our intent to defend or pursue those matters rigorously; the competitive advantage we believe we have with our patents as well as our proprietary programmable technologies and programmable products, our expectation that we will continue to make significant investments in our current business ventures as well as new ventures, our belief in backlog as an indicator of future revenue, the future potential impact of environmental regulations that may impact our business, our ability to compete in our highly competitive industry and markets in the future, our expectation that our revenue from the distribution channel (as a percentage of our overall sales) will increase in the future, the risk associated with our yield investment agreements, our foreign currency exposure and the impact exchange rates could have on our operating margins, the adequacy of our cash, working capital positions and borrowing arrangements to provide sufficient liquidity and capital needs of the Company, our expectations regarding our pending appeal of our recently completed India tax audit as well as our Philippines tax audit, our ability to recognize certain unrecognized tax benefits within the next twelve months and the events that could impact such tax benefits, our future investment strategy, our expectation that we will continue to investigate strategic acquisition and investment transactions, the impact of interest rate fluctuations on our investments, the volatility of our stock price, the adequacy of our real estate properties, the utility of our non-GAAP reporting, the adequacy of our audits, our expectations regarding our 2011 restructuring activities, the potential impact of or possible payments due under our indemnification obligations and the impact of new accounting standards on our financial statements. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Annual Report on Form 10-K for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets and consumers we serve and our investments; our ability to timely deliver our proprietary and programmable technologies and products, the current credit conditions; our ability to expand our customer base, our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; changes in the law, the results of our pending tax examinations; our ability to achieve liquidity in our investments, the failure or success of our Emerging Technology division and/or the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

Tables of Contents

ITEM 1. FINANCIAL STATEMENTS
CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 30, 2014	December 29, 2013
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$103,644	$86,009
Short-term investments	7,881	18,453
Accounts receivable, net	118,215	81,084
Inventories	89,193	100,612
Other current assets	24,494	33,555
Total current assets	343,427	319,713
Property, plant and equipment, net	253,234	258,585
Goodwill	65,696	65,696
Intangible assets, net	38,982	40,828
Other long-term assets	79,568	78,062
Total assets	$780,907	$762,884
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$49,940	$47,893
Accrued compensation and employee benefits	37,053	38,972
Deferred margin on sales to distributors	141,669	122,578
Dividends payable	17,263	16,850
Income taxes payable	2,874	3,034
Other current liabilities	82,246	76,515
Total current liabilities	331,045	305,842
Other tax liabilities	21,177	26,831
Long-term revolving credit facility	227,000	227,000
Other long-term liabilities	25,339	27,528
Total liabilities	604,561	587,201
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 300,119 and 296,346 shares issued; 156,970 and 153,214 shares outstanding at March 30, 2014 and December 29, 2013, respectively	3,001	2,963
Additional paid-in-capital	2,675,102	2,665,453
Accumulated other comprehensive loss	(182)	(177)
Accumulated deficit	(405,782)	(397,849)
Stockholders’ equity before treasury stock	2,272,139	2,270,390
Less: shares of common stock held in treasury, at cost; 143,149 and 143,132 shares at March 30, 2014 and December 29, 2013, respectively	(2,090,420)	(2,090,233)
Total Cypress stockholders’ equity	181,719	180,157
Noncontrolling interest	(5,373)	(4,474)
Total equity	176,346	175,683
Total liabilities and equity	$780,907	$762,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands, except per-share amounts)
Revenues	$170,283	$172,728
Costs and expenses:
Cost of revenues	92,561	93,682
Research and development	45,330	49,330
Selling, general and administrative	42,609	45,442
Amortization of acquisition-related intangible assets	1,833	2,009
Restructuring costs	(1,014)	11,440
Total costs and expenses	181,319	201,903
Operating loss	(11,036)	(29,175)
Interest and other income (expense), net	(1,750)	199
Loss before income taxes and noncontrolling interest	(12,786)	(28,976)
Income tax provision (benefit)	(4,517)	146
Net loss	(8,269)	(29,122)
Adjust for net loss attributable to noncontrolling interest	335	643
Net loss attributable to Cypress	$(7,934)	$(28,479)
Net loss per share attributable to Cypress:
Basic	$(0.05)	$(0.20)
Diluted	$(0.05)	$(0.20)
Cash dividend declared per share	$0.11	$0.11
Shares used in net loss per share calculation:
Basic	154,572	145,689
Diluted	154,572	145,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Net loss	(8,269)	$(29,122)
Available for sale investments:
Change in net unrealized gains, net of tax benefit	(5)	1,264
Net gains reclassified into earnings, net of tax effects	—	(16)
Other comprehensive income (loss)	(5)	1,248
Comprehensive income (loss)	(8,274)	(27,874)
Comprehensive loss attributable to noncontrolling interest	335	643
Comprehensive loss attributable to Cypress	$(7,939)	$(27,231)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,934)	$(28,479)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	16,823	12,437
Depreciation and amortization	11,431	12,594
Deferred income taxes and other tax liabilities	(5,682)	(2,066)
Restructuring costs	(298)	11,440
(Gain) Loss on sale or retirement of property and equipment, net	(579)	262
Other	713	(267)
Changes in operating assets and liabilities:
Accounts receivable, net	(37,132)	(49,720)
Inventories	12,219	17,952
Other current and long-term assets	12,549	1,396
Accounts payable and other liabilities	3,989	(3,503)
Deferred margin on sales to distributors	19,092	36,219
Net cash provided by operating activities	25,191	8,265
Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	10,450	34,284
Purchases of available-for-sale investments	—	(23,717)
Net employee contributions to (distribution of) deferred compensation plan	(1,144)	(1,447)
Acquisition of property, plant and equipment	(5,599)	(9,298)
Cash paid for equity investments	(5,000)	(861)
Proceeds from sale of held-for-sale equipment	3,240	—
Other	116	144
Net cash provided by (used in) investing activities	2,063	(895)
Cash flows from financing activities:
Withholding of common shares for tax obligations on vested restricted shares	(186)	(4,321)
Payment of dividends	(16,850)	(15,845)
Issuance of common shares under employee stock plan	8,764	11,560
Repayment of equipment leases and loans, net	(1,347)	(4,748)
Net cash provided used in financing activities	(9,619)	(13,354)
Net increase (decrease) in cash and cash equivalents	17,635	(5,984)
Cash and cash equivalents, beginning of period	86,009	63,203
Cash and cash equivalents, end of period	$103,644	$57,219
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Years
Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2014 and fiscal 2013 had 52 weeks. The first quarter of fiscal 2014 ended on March 30, 2014 and the first quarter of fiscal 2013 ended on March 31, 2013.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal, recurring items, which are necessary to state fairly the financial information included therein. The financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

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
The condensed consolidated results of operations for the three months ended March 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.
During the three months ended March 30, 2014, the Company recorded an out-of-period correcting adjustment to write off certain manufacturing and subcontractor costs that were capitalized within other current assets in previous periods. This correction resulted in an increase to the Company's net loss of $2.6 million for the three months ended March 30, 2014. The Company recorded these corrections, in the aggregate totaling $2.6 million, in cost of revenues in the three months ended March 30, 2014. Management assessed the impact of these errors and concluded that the amounts were not material, either individually or in the aggregate, to any prior period and to the Q1 2014 interim or expected full year financial statements.
Change in Accounting Principle
During the first quarter of fiscal 2014, we increased our ownership in a privately-held entity which required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our interest in the company’s reported net income or loss each reporting period. Additionally, we are required to present our prior period financial results to reflect the equity method of accounting from the date of the initial investment in the company which resulted in an adjustment to retained earnings and a corresponding reduction to our investment. See Note 9 for more information.
Recent Accounting Pronouncements
In July 2013, the FASB issued an ASU on Income Taxes, to improve the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance is effective for our interim and annual periods beginning after December 15, 2013. We adopted this guidance in the first quarter of fiscal 2014 and our adoption did not have a significant impact on our condensed consolidated financial statements. See Note 13 for more information.

NOTE 2. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying amount of goodwill at March 30, 2014 and at December 29, 2013 was $65.7 million, of which $33.9 million was in MPD and $31.8 million was in PSD.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents details of our intangible assets:

	As of March 30, 2014			As of December 29, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$151,773	$(113,507)	$38,266	$151,773	$(111,673)	$40,100
Non-acquisition related intangible assets	10,523	(9,807)	716	10,423	(9,695)	728
Total intangible assets	$162,296	$(123,314)	$38,982	$162,196	$(121,368)	$40,828
As of March 30, 2014, the estimated future amortization expense of these intangible assets was as follows:

(In thousands)
2014	5,168
2015	5,620
2016	5,221
2017	5,221
2018 and future	17,752
Total future amortization expense	$38,982

NOTE 3. RESTRUCTURING
For the three months ended March 30, 2014 we recorded a benefit arising from restructuring related items of $(1.0) million, compared to a restructuring charge of $11.4 million incurred during the three months ended March 31, 2013. The benefit for the period primarily resulted from the gain on the sale of a previously restructured asset. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.
The following table summarizes the restructuring charges recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 30,	March 31,
	2014	2013
	(In thousands)
Personnel costs	$(154)	$4,157
Impairment of property, plant and equipment	—	6,698
Other	(281)	585
Gain on sale of held-for-sale assets	(579)	—
Total restructuring charges	$(1,014)	$11,440

A summary of the restructuring activities related to personnel costs, which are primarily in the U.S. is summarized as follows:

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(In thousands)
Balance as of December 29 2013	$4,158
Provision (release)	(154)
Cash payments	(1,311)
Balance as of March 30, 2014	2,693

The restructuring liability as of March 30, 2014 related primarily to personnel costs and is expected to be paid out within the next twelve months.
During fiscal 2013, we implemented a restructuring plan to reduce operating expenses as part of our 2013 corporate priorities. The plan included the termination of employees and the disposal of certain equipment located in our Bloomington, Minnesota facility. During the first quarter of fiscal 2014, we did not record any new restructuring charges. For the first fiscal quarter of 2013, we recorded restructuring charges of $11.0 million related to the Fiscal 2013 Restructuring Plan of which $6.7 million was related to property, plant and equipment, $3.8 million was related to personnel costs and $0.5 million was mainly related to the amounts payable upon the termination of agreements with certain distributor representatives.
During the first quarter of fiscal 2014, we did not record any new restructuring charges under a restructuring plan which we first announced in fiscal 2011 ("Fiscal 2011/2012 Restructuring Plan"). This plan allowed us to continue to allocate and align our resources to the business units that we expect will drive future development and revenue growth. For the first fiscal quarter of 2013, we recorded restructuring charges of $0.4 million.
Assets Held-For-Sale
During the first quarter of 2013, we incurred a $6.0 million charge to write down certain equipment to the then-current fair value of $2.3 million. The net book value of these assets was classified as held-for-sale and included in “Other current assets” in the Condensed Consolidated Balance Sheet as of December 29, 2013. In the first fiscal quarter of 2014, we sold this equipment and recorded a gain on the sale of nearly $0.6 million, net of selling costs, as a credit to restructuring costs in the Condensed Consolidated Statement of Operations.

NOTE 4. BALANCE SHEET COMPONENTS
Accounts Receivable, Net

	As of
	March 30, 2014	December 29, 2013
	(In thousands)
Accounts receivable, gross	$121,585	$84,431
Allowance for doubtful accounts receivable and sales returns	(3,370)	(3,347)
Total accounts receivable, net	$118,215	$81,084

Inventories

	As of
	March 30, 2014	December 29, 2013
	(In thousands)
Raw materials	$4,618	$4,026
Work-in-process	64,295	71,948
Finished goods	20,280	24,638
Total inventories	$89,193	$100,612
Other Current Assets

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	As of
	March 30, 2014	December 29, 2013
	(In thousands)
Prepaid expenses	$18,224	$26,364
Assets held-for-sale	—	2,260
Other current assets	6,270	4,931
Total other current assets	$24,494	$33,555

Other Long-term Assets

	As of
	March 30, 2014	December 29, 2013
	(In thousands)
Employee deferred compensation plan	$42,141	$42,351
Investments:
Equity securities	19,040	15,009
Other assets	18,387	20,702
Total other long-term assets	$79,568	$78,062
Other Current Liabilities

	As of
	March 30, 2014	December 29, 2013
	(In thousands)
Employee deferred compensation plan	$42,200	$41,582
Restructuring accrual (see Note 3)	2,693	4,158
Capital lease-current portion (see Note 8)	2,722	2,659
Equipment loan-current portion (see Note 10)	2,127	2,825
Rebate reserve-current portion	10,731	2,445
Other current liabilities	21,773	22,846
Total other current liabilities	$82,246	$76,515

Other Long-term Liabilities

	As of
	March 30, 2014	December 29, 2013
	(In thousands)
Equipment loan–long-term portion (see Note 10)	$5,918	$5,918
Capital lease–long-term portion (see Note 8)	9,106	9,828
Other long-term liabilities	10,315	11,782
Total other long-term liabilities	$25,339	$27,528

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

	As of March 30, 2014				As of December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$9,249	$—	$—	$9,249	$29,719	$—	$—	$29,719
Commercial paper	—	11,000	—	11,000	—	—	—	—
Total cash equivalents	9,249	11,000	—	20,249	29,719	—	—	29,719
Short-term investments:
Corporate notes and bonds	—	7,014	—	7,014	—	14,677	—	14,677
Commercial paper	—	—	—	—	—	1,300	—	1,300
Certificates of deposit	—	867	—	867	—	2,476	—	2,476
Non-financial assets held-for-sale	—	—	—	—	—	2,260	—	2,260
Total short-term investments	—	7,881	—	7,881	—	20,713	—	20,713
Employee deferred compensation plan assets:
Cash equivalents	3,548	—	—	3,548	3,941	—	—	3,941
Mutual funds	22,778	—	—	22,778	23,415	—	—	23,415
Equity securities	8,546	—	—	8,546	7,977	—	—	7,977
Fixed income	3,416	—	—	3,416	3,192	—	—	3,192
Money market funds		3,853	—	3,853	4,080	—	—	4,080
Total employee deferred compensation plan assets	38,288	3,853	—	42,141	42,605	—	—	42,605
Total financial assets	$47,537	$22,734	$—	$70,271	$72,324	$20,713	$—	$93,037
Financial Liabilities
Employee deferred compensation plan liability	$—	$42,200	$—	$42,200	$—	$41,582	$—	$41,582

Valuation Techniques:
There have been no changes to our valuation techniques used to measure our assets and liabilities. For a description of our valuation techniques, refer to our Form 10-K for the year ended December 29, 2013.
Assets Measured at Fair Value on a Nonrecurring Basis
As of March 30, 2014, the carrying value of our line of credit was $227.0 million. The fair value of our line of credit approximates its fair value since it bears interest rates that are similar to existing market rates that would be offered to the Company and represents a Level 2 measurement.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Investments in Equity Securities

Our investments in equity securities include long-term investments in non-marketable equity securities of mainly privately-held companies of approximately $19.1 million and $15.0 million as of March 30, 2014 and December 29, 2013, respectively.
Included in our non-marketable equity securities is our investment in a company that designs, develops and manufactures products in the area of advanced battery storage for mobile consumer devices. In February 2012, we entered into a Stock Purchase Agreement (the “Agreement”) with that company and through the end of fiscal 2013, we have cumulatively invested $13.5 million in that company. During the first quarter of fiscal 2014, we invested an additional $4.0 million. As of March 30, 2014, we own approximately 20.3% of the company's outstanding voting shares and thus began to use the equity accounting method for this investment. As of March 30, 2014, our investment in this company, after the impact of equity accounting, was $13.6 million and is recorded as part of our investments in non-marketable securities. Subject to the attainment of certain milestones, we plan to purchase additional preferred stock up to approximately $19.1 million in fiscal 2014. If our future commitments are fully funded, we could become their majority shareholder and consolidate the financial results of this company. See Note 9 for additional disclosure related to the equity accounting method for this investment.
The remaining privately-held equity investments are accounted for under the cost method and are periodically reviewed for other-than-temporary declines in fair value.
There were no significant transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three months ended March 30, 2014.

NOTE 6. INVESTMENTS AND EMPLOYEE DEFERRED COMPENSATION PLAN
Available-For-Sale Securities
The following tables summarize our available-for-sale and other investments:

	As of March 30, 2014				As of December 29, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Reported as cash equivalents:
Money market funds	$9,249	$—	$—	$9,249	$29,719	$—	$—	$29,719
Commercial paper	11,000	—	—	11,000	—	—	—	—
Total cash equivalents	20,249	—	—	20,249	29,719	—	—	29,719
Reported as short-term investments:
Corporate note and bonds	7,009	5	—	7,014	14,667	10	—	14,677
Federal agency	—	—	—	—	—	—	—	—
Commercial paper	—	—	—	—	1,300	—	—	1,300
Certificates of deposit	867	—	—	867	2,476	—	—	2,476
Assets held-for-sale	—	—	—	—	—	—	—	—
Total short-term investments	7,876	5	—	7,881	18,443	10	—	18,453
Total available-for-sale securities and other investments	$28,125	$5	$—	$28,130	$48,162	$10	$—	$48,172

As of March 30, 2014, the contractual maturities of our available-for-sale investments and certificates of deposit were as follows (the table below does not include our investments in marketable equity securities and our assets held-for-sale):

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Cost	Fair Value
	(in thousands)
Maturing within one year	$28,125	$28,130
Maturing in one to three years	—	—
Maturing in more than three years	—	—
Total	$28,125	$28,130
Realized gains from sales and losses of available-for-sale investments during the three months ended March 30, 2014 and March 31, 2013 were not material.
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
Under the deferred compensation plan, the assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income, net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of March 30, 2014 and December 29, 2013, the fair value of the assets was $42.1 million and $42.4 million, respectively, and the fair value of the liabilities was $42.2 million and $41.6 million, respectively.
All non-cash expense and income recorded under the deferred compensation plan are included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income, net	$859	$2,424
Changes in fair value of liabilities recorded in:
Cost of revenues	(218)	(422)
Research and development expenses	(424)	(815)
Selling, general and administrative expenses	(964)	(1,861)
Total income (expense)	$(747)	$(674)

NOTE 7. STOCK-BASED COMPENSATION
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
The following table summarizes the stock-based compensation expense, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months ended
	March 30, 2014	March 31, 2013
	(In thousands)
Cost of revenues	$2,251	$3,618
Research and development	7,183	4,967
Selling, general and administrative	7,389	3,852
Total stock-based compensation	$16,823	$12,437

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The accounting guidance requires forfeitures

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Cash proceeds from the issuance of shares under the employee stock plans were approximately $8.8 million for the three months ended March 30, 2014 and $11.6 million and for the three months ended March 31, 2013. We did not recognize a tax benefit from stock option exercises for the three months ended March 30, 2014 or March 31, 2013.
As of March 30, 2014 and December 29, 2013, stock-based compensation capitalized in inventories totaled $6.0 million and $5.3 million, respectively.
The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Stock options	$1,449	$2,521
Restricted stock units and restricted stock awards	14,372	5,103
Employee Stock Purchase Plan (“ESPP”)	1,002	4,813
Total stock-based compensation expense	$16,823	$12,437
The following table summarizes the unrecognized stock-based compensation expense, net of estimated forfeitures, by type of awards:

	As of
	March 30, 2014	Weighted- Average Amortization Period
	(In thousands)	(In years)
Stock options	$10,042	1.98
Restricted stock units and restricted stock awards	21,841	1.59
ESPP	2,293	0.57
Total unrecognized stock-based compensation balance	$34,176	1.64
Valuation Assumptions
We estimated the fair value of the stock options and ESPP awards using the Black-Scholes valuation model with the following assumptions:

Three Months Ended
	March 30, 2014	March 31, 2013
Expected life	0.5-7.27 years	0.5-7.27 years
Volatility	31.03%-37.96%	38.4%-46.3%
Risk-free interest rate	0.09%-1.73%	0.11%-0.84%
Dividend yield	4.1%	4.2%
The fair value of the restricted stock units and the restricted stock awards was based on our stock price on the date of grant.
Equity Incentive Program

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of March 30, 2014, approximately 4.5 million stock options or 2.4 million restricted stock units and restricted stock awards were available for grant under the Amended and Restated 2013 Stock Plan and the 2012 Incentive Award Plan.

Stock Options:
The following table summarizes our stock option activities:

	Shares	Weighted- Average Exercise Price Per Share
	(In thousands, except per-share amounts)
Options outstanding as of December 29, 2013	19,060	$8.33
Granted	141	$10.03
Exercised	(401)	$5.59
Forfeited or expired	(289)	$11.93
Options outstanding as of March 30, 2014	18,511	$8.35
The weighted-average grant-date fair value of the options granted during the three months ended March 30, 2014 was $2.26 . The weighted-average grant-date fair value of the options granted during the three months ended March 31, 2013 was $2.35.
The aggregate intrinsic value of the options outstanding and options exercisable as of March 30, 2014 was approximately $53.3 million and $52.9 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of March 30, 2014 and does not include substantial tax payments.
The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was $1.9 million during the three months ended March 30, 2014, and $6.0 million during the three months ended March 31, 2013.
The total number of exercisable in-the-money options was approximately 9.6 million shares as of March 30, 2014.
As of March 30, 2014, stock options vested and expected to vest totaled approximately 17.7 million shares, with a weighted-average remaining contractual life of 4.2 years and a weighted-average exercise price of $8.20 per share.
Restricted Stock Units and Restricted Stock Awards
The following table summarizes our restricted stock unit and restricted stock award activities:

	Service-based Restricted Stock Units and Awards	Performance-based Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of December 29,2013	4,055	4,597	8,652	$11.97
Granted	394	3,239	3,633	$10.03
Released	(311)	(2,342)	(2,653)	$9.99
Forfeited	(117)	(1,750)	(1,867)	$11.12
Balance as of March 30, 2014	4,022	3,743	7,765	$11.54

The 7.8 million outstanding restricted stock units and awards as of March 30, 2014 included approximately 3.2 million of performance-based restricted stock units (“PARS”). These PARS were issued to certain senior-level employees in the first quarter of fiscal 2014 and can be earned ratably over a period of one to two years, subject to the achievement of certain performance milestones set by the Compensation Committee. These performance milestones include the following:

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Milestone #1—our Chief Executive Officer’s annual goals, or CSFs, include various corporate-level strategic goals focused on financial results of operation, cost savings, gaining additional market share, introducing new products on specific schedules, implementing various operational and customer-facing systems as well as achieving certain organizational best practices (“CEO CSFs”). The CEO CSFs represent the action items that are most critical to the Company’s short- and long-term success. Each individual goal is assigned a specific number of points and each goal has specific targets that are determined in advance and document what is required to achieve 100% of the goal and then scales down to a specific 0% point. The maximum number of points, or the “CSF score”, that can be achieved for the CEO CSFs is 100 and there is no discretionary component to the score of the CEO CSFs as each goal is specific and measurable. In order for a participant to earn 100% of the shares underlying Milestone #1, our CEO must obtain 85 points or greater under the CEO CSFs and achievement then scales down linearly to 0% of shares earned if the CEO CSF score is less than 60 points.

Milestone #2—requires the Company to achieve a specific revenue amount during fiscal year 2015. In order for a participant to earn 100% of the RSUs underlying Milestone #2, the Company must achieve a specific revenue amount level in fiscal year 2015 which scales down linearly to 0% of the shares earned if the dollar value of the specific revenue amount is less than target.

Milestone #3—requires the participant to remain employed through January 30, 2016. 75% of Milestone #3 targeted PARS vest on January 30, 2015 and the remaining 25% will vest on January 30, 2016.

Both Milestones #1 and #2 will be multiplied by a Total Shareholder Return (TSR) Factor, for the applicable milestone performance period as compared to the performance of a Peer Group of Companies as detailed in our 2014 Proxy. The TSR factor which adjusts on a linear scale is .625 if Cypress is at the 10th or lower rank order percentile, 1.0 if Cypress is in the 40th and 60th rank percentile and 1.375 if Cypress is at the 90th or higher rank order percentile.

The payout amount for both Milestones #1 and #2 have the potential to earn above the targeted amount if the significantly outperform the target. In order to achieve greater than 100% of Milestone #1 a perfect score of 100 must be earned on the CEO CSFs. To achieve greater than 100% on Milestone #2 the Company must exceed the stretch revenue targets milestones by certain amounts. The potential amount that can be earned is adjusted on a linear scale and has a cap of 160% of the target.

Release of 2013 Performance-based Restricted Stock Shares

On February 27, 2014, the Committee approved the performance milestone achievements for fiscal year 2013. Before finalizing the 2013 PARS payouts, the Committee carefully considered the overall performance of the Company and concluded it was appropriate to exercise its right of negative discretion on the payout amounts earned. Of the total 3.9 million performance-based restricted stock units earned, 2.3 million were delivered and 1.6 million were forfeited due to negative discretion. The forfeited shares were returned to our equity pool.

NOTE 8. COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
We lease certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2018. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values at the time of the extension.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of March 30, 2014, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2014 (remaining nine months)	$5,365
2015	5,717
2016	3,548
2017	2,891
2018	345
2019 and thereafter	496
Total	$18,362
Capital Lease
In 2011, we entered into a capital lease agreement which allows us to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. Assets purchased under the capital lease are included in “Property, plant and equipment, net” as manufacturing equipment and the amortization is included in depreciation. As of March 30, 2014, the gross value and net book value of manufacturing equipment purchased under a capital lease was approximately $20.5 million and $15.4 million, respectively. As of March 30, 2014, the total minimum lease payments under our capital leases amounted to approximately $11.8 million.
Future minimum payments, by year and in the aggregate, under the capitalized lease consist of the following:

Fiscal Year	(In thousands)
2014 (remaining 9 months)	$2,254
2015	2,936
2016	6,581
2017	599
2018	—
Total minimum lease payments	12,370
Less: amount representing interest	542
Total	$11,828
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

The following table presents our warranty reserve activities:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Beginning balance	$2,628	$3,360
Settlements made	(333)	(151)
Provisions	333	151
Ending balance	$2,628	$3,360
Equity Investment Commitments

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As disclosed in Note 5, we have committed to purchase additional preferred stock from a company that works in the area of advanced battery storage. During the first fiscal quarter of 2014, our percentage ownership increased to over 20 percent. As of March 30, 2014, we currently own approximately 20.3% of the company. Our investment is now accounted for using the equity method of accounting. See Note 9 for additional disclosure related to the equity accounting method for this investment.
Subject to the attainment of certain milestones, we plan to potentially purchase additional preferred stock of approximately $19 million in fiscal 2014 and actual amounts purchased could vary substantially.
Litigation and Asserted Claims
Our seven-patent infringement case is currently pending against GSI’s static random access memory (“SRAM”) technology in the United Stated District Court for Northern California. We are seeking damages as well as injunctive relief in the case which has been assigned to Judge Tigar. Our initial infringement contentions on all seven patents have been filed in the case, discovery continues and we are currently working on the claim construction process. In defense of our claims, GSI has now submitted applications for inter-partes review with the PTO on five of our asserted patents. We believe strongly in the merits of our patent infringement claims, and intend to take the steps necessary to protect our intellectual property.
With respect to the civil antitrust case filed by GSI in the United States District Court for the Northern California, fact discovery is now complete and expert work has begun in the case. GSI’s case, which only names Cypress as a defendant, accuses the QDR Consortium, which was comprised of several other semiconductor companies, of certain anti-competitive behavior. Aside from injunctive relief, GSI has made no specific monetary demand in the antitrust matter. Accordingly, the possible range of monetary loss that might be demanded in the future in the matter, if any, is unknown at this time. However, the case has been narrowed to any damages sustained between 2007-2011 and only with respect to possible lost sales on GSI’s SigmaQuadIII product family. We believe strongly that we have meritorious defenses to the allegations set forth in the GSI civil antitrust complaint and we intend to defend ourselves vigorously in this matter.
With respect to the litigation stemming from our acquisition of Ramtron, both the Dent and the Weber shareholder litigation cases remain inactive. We have motions to dismiss pending in each of those cases. We believe strongly that these cases are without merit. As such, in the event either plaintiff chooses to take further action, we will defend ourselves vigorously. Because the case is at a very early stage and no specific monetary demand has been made, it is not possible for us to estimate the potential loss or range of potential losses for either case.
On December 11, 2012, LongPath Capital, LLC (“LongPath”) filed an appraisal petition with the Court of Chancery in the State of Delaware in connection with our acquisition of Ramtron. Specifically, the petition seeks an appraisal of the fair value of the common stock shares held by LongPath, and an order that Ramtron pay such fair value, plus interest and attorney’s fees. We believe LongPath’s petition is without merit and we intend to defend this matter vigorously. We are currently engaged in the expert discovery phase of this case. Trial has been rescheduled by the court to October 2014. In May 2013, Plaintiff LongPath was paid the purchase price of $3.10 per share, or approximately $1.5 million. As a result, our potential exposure is limited to any premium on the purchase price that might be awarded by the court. The respective positions of the parties on valuation make it impossible for us to accurately estimate the potential exposure, if any, for this matter.
After extended licensing discussions were effectively abandoned by LG Electronics, Inc. (“LG”) and Blackberry Limited/Blackberry Corporation (“Blackberry”), on August 29, 2013, we filed a patent infringement complaint against LG in the federal district court in the Northern District of California, accusing certain of their products of infringing six of our USB and Touch patents. We have filed our initial infringement contentions in the case, and are beginning discovery. The court has not yet set a date for the Markman hearing or the trial. We filed a second complaint in the Northern District of California with respect to the same six USB and Touch patents against Blackberry on September 10th. On November 4, 2013, Blackberry filed an answer to our complaint along with a counter-claim asserting two of their patents against us. Blackberry filed a second patent infringement complaint in the Northern District of Texas, asserting two of its patents against us. We have reviewed all the asserted patents and are confident in our ability to defend ourselves. On January 31, 2014, we filed applications for inter-partes review by the PTO on both of the patents asserted in the Northern District of Texas case. Our motion to stay the Texas case was denied. Accordingly, absent an agreement between the parties, the case will move forward in the second fiscal quarter of this year when we expect to file counter-assertions. The California case against Blackberry has been reassigned to Judge Freeman, and the parties are awaiting a case schedule. Both Blackberry and Cypress are seeking unstated damages and injunctive relief in each of our respective cases. We believe strongly in the merits of our patent infringement claims, and intend to take the steps necessary to protect our intellectual property as well as the business interests of our non-infringing customers.
On September 24, 2013, we filed a three-patent infringement case against Silego Technology, Inc. (“Silego”) in federal district court in the Northern District of California. The parties have reached a settlement agreement in this matter which will result in the dismissal of this case.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

We are currently a party to various other legal proceedings, employee-related claims, disputes and litigation arising in the ordinary course of business. Based on our own investigations, we believe the ultimate outcome of our current legal proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operation or cash flows. However, because of the nature and inherent uncertainties of the litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected.
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
It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments we have made under these agreements have not had a material effect on our business, financial condition or results of operations. We believe that if we were to incur a loss in any of these matters, such loss would not have a material effect on our business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of March 30, 2014, we had no reason to believe a loss exceeding amounts already recognized had been incurred.

NOTE 9. EQUITY METHOD INVESTMENT

Change in Accounting Principle

During the first quarter of fiscal 2014, we invested an additional $4.0 million in a battery company. The additional investment in this company increased our ownership interest in the company’s outstanding stock from 17.2% to 20.3% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our interest in the company’s reported net income or loss each reporting period. Additionally, we are required to present our prior period financial results to reflect the equity method of accounting from the date of the initial investment in the company which resulted in a $3.0 million adjustment to retained earnings and a corresponding reduction to our investment. The results for the three months ended March 30, 2014 and March 31, 2013 include a charge of $0.9 million and $0.3 million respectively, recorded in Other Income and Expense which represents our portion of the losses incurred by the investee for the periods presented.

The following table lists the relevant captions from our statements of operations, as originally presented, and after the change in accounting principle:

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Q1'12	Q2'12	Q3'12	Q4'12	FY'12	Q1'13	Q2'13	Q3'13	Q4'13	FY'13
As previously presented
Net Income from Operations	(17,640)	5,148	15,047	(21,470)	(18,915)	(29,175)	(8,132)	(9,989)	(10,899)	(58,195)
Interest and other income (expense), net	334	1	(1,330)	(1,750)	(2,745)	483	2,119	427	(804)	2,225
Equity Impairment
Net Income/Loss	(19,460)	4,977	14,332	(22,219)	(22,370)	(28,195)	3,766	(8,358)	(13,577)	(46,364)
EPS
Basic	(0.13)	0.03	0.1	(0.15)	(0.15)	(0.19)	0.03	(0.06)	(0.09)	(0.31)
Diluted	(0.13)	0.03	0.09	(0.15)	(0.15)	(0.19)	0.02	(0.06)	(0.09)	(0.31)

As adjusted
Net Income from Operations	(17,640)	5,148	15,047	(21,470)	(18,915)	(29,175)	(8,132)	(9,989)	(10,899)	(58,195)
Pro rata share of (loss) from equity investments	(242)	(279)	(278)	(276)	(1,075)	(284)	(490)	(471)	(632)	(1,877)
Interest and other income (expense), net	334	1	(1,330)	(1,750)	(2,745)	483	2,119	427	(804)	2,225
Equity Impairment
Net Income/Loss	(19,702)	4,698	14,054	(22,495)	(23,445)	(28,479)	3,276	(8,829)	(14,209)	(48,241)
EPS
Basic	(0.13)	0.03	0.10	(0.16)	(0.16)	(0.20)	0.02	(0.06)	(0.09)	(0.32)
Diluted	(0.13)	0.03	0.09	(0.16)	(0.16)	(0.20)	0.02	(0.06)	(0.09)	(0.32)
Cumulative effect of change in retained earnings	(242)	(521)	(799)	(1,075)	(1,075)	(1,359)	(1,849)	(2,320)	(2,952)	(2,952)

NOTE 10. DEBT AND EQUITY TRANSACTIONS
Senior Secured Revolving Credit Facility

We have a $300 million senior secured revolving credit facility ("Credit Facility") in which the borrowings are collateralized by substantially all assets of the Company. The financial covenants include the following conditions: 1) maximum senior secured leverage ratio of 2.50 to 1.00 through January 1, 2017 and 2.25 to 1.0 thereafter, 2) maximum total leverage ratio of 4.25 to 1.00 through January 3, 2015, 3.50 to 1.00 through January 1, 2017, and 3.00 to 1.00 thereafter, 3) minimum fixed charge coverage ratio of 1.00 to 1.00, and 4) minimum liquidity of at least $100 million. At March 30, 2014, our remaining outstanding borrowings of $227.0 million were recorded as part of long-term liabilities and are presented as “Long-term revolving credit facility” in the Condensed Consolidated Balance Sheet. As of March 30, 2014 and December 29, 2013 we were in compliance with all of the financial covenants under the Credit Facility.
Equipment Loans
In December 2011, we obtained equipment loans from a financial institution for an aggregate amount of approximately $14.1 million which are collateralized by certain manufacturing equipment and bear interest of 3.15% to 3.18% per annum payable in 60 equal installments with the first installment due January 2012. Of the $8.0 million outstanding balance as of March 30, 2014, approximately $2.1 million was recorded as part of “Other current liabilities” and $5.9 million was recorded as part of “Other long-term liabilities” in the Condensed Consolidated Balance Sheet.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The schedule of principal payments under our equipment loans is as follows:

Fiscal Year	(In thousands)
2014 (remaining nine months)	$2,127
2015	2,915
2016	3,003
Total	$8,045
$400 Million Stock Buyback Program:
For the three months ended March 30, 2014, repurchases made under this program were immaterial. Since we announced our $400 million stock buyback program in September 2011 through the end of the first quarter of fiscal 2014, we used approximately $316.7 million from this program to repurchase approximately 23.6 million shares at an average share price of $13.43. As of March 30, 2014, the total remaining dollar amount of shares that may be repurchased under the program was approximately $83.3 million.
Dividends
On February 28, 2014, our Board of Directors approved a cash dividend of $0.11 per share payable to holders of record of our common stock at the close of business day on March 27, 2014. This cash dividend was paid on April 17, 2014 and totaled approximately $17.3 million which was accrued for in the first quarter of fiscal 2014 and shown as “Dividends payable” in the Condensed Consolidated Balance Sheet as of March 30, 2014.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were as follows:

	Net unrealized gains (loss) on investments	Cumulative translation adjustment and other	Accumulated other comprehensive loss (income)
Balance as of December 29,2013	$(183)	$6	$(177)
Other comprehensive income attributable to Cypress	(5)	—	(5)
Balance as of March 30, 2014	$(188)	$6	$(182)

(1)	For defined benefit pension items, please see Note 16, Employee Benefit Plan, in our Consolidated Financial Statements, in our Annual Report on Form 10-K for the year ended December 29, 2013.

NOTE 12. FOREIGN CURRENCY DERIVATIVES
The aggregate notional and fair value of outstanding forward contracts to hedge the risks associated with foreign currency denominated assets and liabilities as of December 29, 2013 was not material to our consolidated financial statements. There were no outstanding forward contracts as of March 30, 2014.

NOTE 13. INCOME TAXES
Our income tax benefit was $4.5 million for the three months ended March 30, 2014 compared to a provision of $0.1 million for the three months ended March 31, 2013. The tax benefit/provision for the first quarter of 2014 was primarily attributable to a release of previously accrued taxes and interest for the 2008 Philippines BIR examination and due to the expired statutes of limitations in foreign jurisdictions, offset by non-U.S. taxes on income earned in foreign jurisdictions. The tax provision for the first quarter of fiscal 2013 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by release of previously accrued income taxes due to expired statute of limitations in foreign jurisdictions.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Unrecognized Tax Benefits
As of March 30, 2014 and December 29, 2013, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $13.2 million and $17.6 million, respectively
Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and

•	expiration of statute of limitations on our tax returns.
The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We believe it is possible that we may recognize approximately $1.8 million to $2.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.
Classification of Interest and Penalties
Our policy is to classify interest and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of March 30, 2014 and December 29, 2013, the amount of accrued interest and penalties totaled $2.8 million and $5.8 million, respectively.

NOTE 14. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands, except per-share amounts)
Net loss attributable to Cypress	$(7,934)	$(28,479)
Weighted-average common shares	154,572	145,689
Weighted-average diluted shares	154,572	145,689
Net loss per share—basic	$(0.05)	$(0.20)
Net loss per share—diluted	$(0.05)	$(0.20)

For the three months ended March 30, 2014, approximately 8.9 million weighted average potentially dilutive securities were excluded in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.
For the three months ended March 31, 2013, approximately 7.4 million weighted average potentially dilutive securities were excluded in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.

NOTE 15. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION
Segment Information
We design, develop, manufacture and market a broad range of programmable system solutions for various markets including consumer, computation, data communications, automotive and industrial. We evaluate our reportable business segments in accordance with the accounting guidance. We operate in the following four reportable business segments:

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Business Segments	Description

PSD: Programmable Systems Division
A division focusing primarily on our PSoC® and PSoC-based products. This business segment focuses on (1) the PSoC platform family of devices including PSoC 1, PSoC 3, PSoC 4 and PSoC 5 and all derivatives, (2) PSoC-based user interface products such as CapSense® touch-sensing and TrueTouch® touchscreen products, (3) automotive products and (4) certain legacy product lines.

MPD: Memory Products Division	A division that will continue to focus on our SRAM, FRAM and non-volatile business units and general-purpose programmable clocks.

DCD: Data Communications Division	A division focusing on USB controllers and WirelessUSB™ peripheral controllers, also offering module solutions including Trackpads and Ovation™ Optical Navigation Sensors.

ETD: Emerging Technologies Division	Our “startup” division includes AgigA Tech Inc. and Deca Technologies Inc., both majority-owned subsidiaries of Cypress. ETD also includes our foundry business and other development-stage activities.

The following tables set forth certain information relating to the reportable business segments:

Revenue

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Programmable Systems Division	$69,347	$65,505
Memory Products Division	81,323	82,229
Data Communications Division	15,590	22,747
Emerging Technologies Division	4,023	2,247
Total revenue	$170,283	$172,728

Loss before Income Taxes

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Programmable Systems Division	$(8,667)	$(14,850)
Memory Products Division	28,807	26,003
Data Communications Division	(3,790)	(2,283)
Emerging Technologies Division	(3,860)	(4,592)
Unallocated items:
Stock-based compensation	(16,822)	(12,437)
Amortization of acquisition-related intangibles	(5,274)	(2,894)
Restructuring charges	1,014	(11,440)
Changes in value of deferred compensation plan	(747)	(674)
Impairment of assets and other	(3,447)	(5,809)
Loss before income taxes	$(12,786)	$(28,976)

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Depreciation

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Programmable Systems Division	$3,448	$3,490
Memory Products Division	3,911	4,309
Data Communications Division	808	1,237
Emerging Technologies Division	1,318	1,319
Total depreciation	$9,485	$10,355

Geographical Information
The following table presents our revenues by geographical locations:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
United States	$19,254	$21,158
Europe	23,842	18,640
Asia:
China	71,884	68,986
South Korea	19,288	25,821
Japan	15,335	14,531
Rest of the World	20,680	23,592
Total revenue	$170,283	$172,728

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	March 30, 2014	December 29, 2013
	(In thousands)
United States	$143,419	$152,628
Philippines	89,665	59,873
Other	20,150	46,084
Total property, plant and equipment, net	$253,234	$258,585
We track our assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, our chief operating decision maker does not review asset information on a segment basis.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Customer Information
Outstanding accounts receivable from two of our distributors, accounted for 25% and 13% of our consolidated accounts receivable as of March 30, 2014. Outstanding accounts receivable from three of our distributors, accounted for 17%, 12% and 11% of our consolidated accounts receivable as of December 29, 2013.
Revenue generated through two of our distributors accounted for 12% and 10% of our consolidated revenue for the three months ended March 30, 2014. Revenue to one end customer purchases our products both from our distributors and directly from us. Shipments to this end customer accounted for 11% of our consolidated revenue for the three months ended March 30, 2014 and this end customer purchases our products both from our distributors and directly from us.
Revenue generated through three of our distributors accounted for 11%, 11% and 11% of our consolidated revenue for the three months ended March 31, 2013. Shipments made by our distributors to one end customer during the three months ended March 31, 2013 accounted for 12% of our consolidated revenues.

Tables of Contents

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

EXECUTIVE SUMMARY
General
Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and exceptional system value. Cypress offerings include our flagship PSoC® 1, PSoC 3, PSoC 4, and PSoC 5 programmable system-on-chip families. Cypress is a world leader in capacitive user interface solutions including CapSense® touch sensing, TrueTouch® touchscreens, and trackpad solutions for notebook PCs and peripherals. Cypress is also a significant participant in Universal Serial Bus (USB) controllers, which enhance connectivity and performance in a wide range of consumer and industrial products. Cypress is also the world leader in static random access memory (SRAM) and nonvolatile RAM memories. Cypress serves numerous major markets, including consumer, mobile handsets, computation, data communications, automotive, industrial, and military.

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

Tables of Contents

Results of Operations
Revenues
The following table summarizes our consolidated revenues by segments:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Programmable Systems Division	$69,347	$65,505
Memory Products Division	81,323	82,229
Data Communications Division	15,590	22,747
Emerging Technologies Division	4,023	2,247
Total revenue	$170,283	$172,728
Programmable Systems Division:
Revenues from the Programmable Systems Division increased by $3.8 million in the first quarter of fiscal 2014, approximately 6% compared to the same prior-year periods primarily attributable to an increase in sales of our TrueTouch® touchscreen and automotive products. The increases were partially offset by a decrease in sales of certain legacy communication products.

Memory Products Division:
Revenues from the Memory Products Division decreased by approximately $0.9 million in the first quarter of fiscal 2014 or (1)% compared to the same prior-year period primarily attributable to a decline in sales of our SRAMs, partially offset by an increase in revenue of our non-volatile memory products.
Data Communications Division:
Revenues from the Data Communications Division decreased by $7.2 million in the first quarter of fiscal 2014, or approximately 31%, compared to the same prior-year period primarily due to the decreases in sales of our older USB-related products.
Emerging Technologies Division:
Revenues from the Emerging Technologies Division increased by $1.8 million in the first quarter of fiscal 2014, or 79%, compared to the same prior-year period primarily due to the overall increase in demand as certain of our Emerging Technologies companies had design wins that moved into production.
Cost of Revenues/Gross Margins

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Cost of revenues	$92,561	$93,682
Gross margin	45.6%	45.8%
Gross margin percentage decreased slightly in the first quarter of fiscal 2014 primarily due to product and customer mix.
Research and Development (“R&D”) Expenses

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
R&D expenses	$45,330	$49,330
As a percentage of revenues	26.6%	28.6%

Tables of Contents

R&D expenditures decreased by $4.0 million in the first quarter of fiscal 2014 compared to the same prior-year period. The decrease was primarily attributable to a $1.2 million one-time charge for the write-off of tools we purchased as part of the acquisition of Ramtron in the first quarter of 2013, a $0.9 million decrease in consulting fees, a $0.6 million decrease in headcount-related expenses, a $0.6 million decrease in outside services and a $0.5 million decrease in variable bonus-related expense. The decreases were partially offset by a $2.2 million increase in stock-based compensation. As a percentage of revenues, R&D expenses were lower in the first quarter of fiscal 2014 driven by the decrease in total revenues in the same prior-year period.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
SG&A expenses	$42,609	$45,442
As a percentage of revenues	25.0%	26.3%
SG&A expenses decreased by $2.8 million in the first quarter of fiscal 2014 compared to the same prior-year period. The decrease was primarily attributable to a $4.9 million decrease in headcount-related expenses which was driven by a company-wide effort to reduce costs, a $1.0 million decrease in variable bonus-related expense and a $0.9 million decrease in deferred compensation expense. These decreases were partially offset by an increase in stock-based compensation expense of $3.5 million due to an increase in certain performance-based awards and an increase in legal expenses of $1.1 million. As a percentage of revenues, SG&A expenses were lower in the first quarter of fiscal 2014 driven by a company-wide effort to reduce overall operating expenses.
Restructuring
For the three months ended March 30, 2014 we recorded a benefit arising from restructuring related items of $(1.0) million, compared to a restructuring charge of $11.4 million incurred during the three months ended March 31, 2013. The benefit for the period primarily resulted from the gain on the sale of a previously restructured asset. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.
The following table summarizes the restructuring charges recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 30,	March 31,
	2014	2013
	(In thousands)
Personnel costs	$(154,000)	$4,157,000
Impairment of property, plant and equipment	—	6,698,000
Other	(281,000)	585,000
Gain on sale of held-for-sale assets	(579,000)	—
Total restructuring charges	$(1,014,000)	$11,440,000

A summary of the restructuring activities related to personnel costs, which are primarily in the U.S. is summarized as follows:

(In thousands)
Balance as of December 29 2013	$4,158
Provision (release)	(154)
Cash payments	(1,311)
Balance as of March 30, 2014	2,693

Tables of Contents

The restructuring liability as of March 30, 2014 related primarily to personnel costs and is expected to be paid out within the next twelve months.
During fiscal 2013, we implemented a restructuring plan to reduce operating expenses as part of our 2013 corporate priorities. The plan included the termination of employees and the disposal of certain equipment located in our Bloomington, Minnesota facility. During the first quarter of fiscal 2014, we did not record any new restructuring charges. For the first fiscal quarter of 2013, we recorded restructuring charges of $11.0 million related to the Fiscal 2013 Restructuring Plan of which $6.7 million was related to property, plant and equipment, $3.8 million was related to personnel costs and $0.5 million was mainly related to the amounts payable upon the termination of agreements with certain distributor representatives.
During the first quarter of fiscal 2014, we did not record any new restructuring charges under a restructuring plan which we first announced in fiscal 2011 ("Fiscal 2011/2012 Restructuring Plan"). This plan allowed us to continue to allocate and align our resources to the business units that we expect will drive future development and revenue growth. For the first fiscal quarter of 2013, we recorded restructuring charges of $0.4 million.
Assets Held-For-Sale
During the first quarter of 2013, we incurred a $6.0 million charge to write down certain equipment to the then-current fair value of $2.3 million. The net book value of these assets was classified as held-for-sale and included in “Other current assets” in the Condensed Consolidated Balance Sheet as of December 29, 2013. In the first fiscal quarter of 2014, we sold this equipment and recorded a gain on the sale of $0.6 million, net of selling costs, as a credit to restructuring costs in the Condensed Consolidated Statement of Operations.
Income Taxes
Our income tax benefit was $4.5 million for the three months ended March 30, 2014 and tax expense was $0.1 million for the three months ended March 31, 2013. The tax benefit/provision for the first quarter of 2014 was primarily attributable to a release of previously accrued taxes and interest for the 2008 Philippines BIR examination and due to the expired statutes of limitations in foreign jurisdictions, offset by non-U.S. taxes on income earned in foreign jurisdictions. The tax provision for the first quarter of fiscal 2013 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, partially offset by release of previously accrued income taxes due to expired statute of limitations in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes information regarding our cash and investments and working capital:

	As of
	March 30, 2014	December 29, 2013
	(In thousands)
Cash and cash equivalents	$103,644	$86,009
Short-term investments	7,881	18,453
Total cash, cash equivalents and short-term investments	$111,525	$104,462
Total current assets	$343,427	$319,713
Total current liabilities	331,045	305,842
Working capital	$12,382	$13,871

Key Components of Cash Flows

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands)
Net cash provided by operating activities	$25,191	$8,265
Net cash provided by (used in) investing activities	$2,063	$(895)
Net cash used in financing activities	$(9,619)	$(13,354)

Tables of Contents

Three Months Ended March 30, 2014
During the three months ended March 30, 2014, cash and cash equivalents increased by approximately $17.6 million primarily due to the cash we generated from our operating and investing activities of approximately $25.2 million and $2.1 million, respectively. This increase was partially offset by the $9.6 million of cash we used in our financing activities, principally related to our dividend payment of $16.9 million.
Operating Activities
The $25.2 million in cash generated from our operating activities during the three months ended March 30, 2014 was primarily due to $22.4 million in net favorable non-cash adjustments to our net loss, an increase in deferred margin on sales to distributors and accounts payable and other liabilities, and decreases in inventories and other assets, partially offset by an increase in accounts receivable.
The key changes in our working capital as of March 30, 2014 compared to December 29, 2013 were as follows:

•	Total cash, cash equivalents and short-term investments increased by $17.6 million primarily due to issuance of common shares and the sale and maturities of certain investments.

•	Accounts receivable increased by $37.1 million primarily due to an increase in distributor shipments in the latter-half of the quarter.

•	Deferred margin on sales to distributors increased by $19.1 million due to an increase in distributor inventory.

•
Inventories decreased by $12.2 million compared to December 29, 2013 due in part to reduced wafer starts to manage our production and an increase in distributor shipments in the latter-half of the quarter.

Investing Activities
During the three months ended March 30, 2014, we generated approximately $2.1 million of cash from our investing activities primarily due to $10.5 million the sales or maturities of investments and proceeds from the sale of restructured equipment totaling $3.2 million, partially offset by $5.6 million of cash used for property and equipment expenditures, $5.0 million cash paid as an additional investment in certain non-marketable equity securities and a $1.1 million cash distribution for our deferred compensation plan.
Financing Activities
During the three months ended March 30, 2014, we used approximately $9.6 million of cash from our financing activities primarily related to a $16.9 million dividend payment and $1.3 million used to repay equipment leases and loan. These decreases were partially offset by net proceeds from the issuance of common shares under our employee stock plans of $8.8 million.
Liquidity and Contractual Obligations
Stock Buyback Program
On September 20, 2011, our Board of Directors authorized a $400 million stock buyback program. For the three months ended March 30, 2014, repurchases made under this program were immaterial. As of March 30, 2014, the total remaining dollar value of the shares that may be repurchased under the program was approximately $83.3 million.
Contractual Obligations
The following table summarizes our contractual obligations as of March 30, 2014:

	Total	2014	2015 and 2016	2017 and 2018	After 2018
	(In thousands)
Purchase obligations (1)	$55,019	$48,945	$6,074	$—	$—
Operating lease commitments	18,362	5,365	9,265	3,236	496
Capital lease commitments	12,370	2,254	9,517	599	—
Patent license fee commitments (2)	5,880	—	5,880	—	—
Total contractual obligations	$91,631	$56,564	$30,736	$3,835	$496

(1)
Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as

Tables of Contents

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

As of March 30, 2014, our unrecognized tax benefits were $4.5 million, which were classified as long-term liabilities. We believe it is possible that we may recognize approximately $1.8 million to $2.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Equity Investment Commitments
As disclosed in Note 5, we have committed to purchase additional preferred stock from a company that operates in the area of advanced battery storage. During the three months ended March 30, 2014, we purchased $4.0 million of preferred stock which was recorded as part of our investments in non-marketable securities. Subject to the attainment of certain milestones, we plan to potentially purchase additional preferred stock of approximately $19 million in fiscal 2014 and actual amounts purchased could vary substantially.
Capital Resources and Financial Condition
Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities, payments of regularly scheduled cash dividends, the repayment of our short-term debt, and the purchase of our stock through our stock buyback program. As of March 30, 2014, in addition to $103.6 million in cash and cash equivalents, we had $7.9 million invested in short-term investments for a total cash, cash equivalents and short-term investment position of $111.5 million that is available for use in our current operations.
As of March 30, 2014, approximately 21% of our cash, cash equivalents and available-for-sale investments are held in offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.
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

Tables of Contents

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

The following table shows our Non-GAAP financial measures:

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In thousands, except per share amounts)
Non-GAAP gross margin	$85,722	$87,515
Non-GAAP research and development expenses	$37,723	$41,947
Non-GAAP selling, general and administrative expenses	$33,784	$38,996
Non-GAAP operating income	$14,216	$6,572
Non-GAAP net income attributable to Cypress	$11,975	$4,579
Non-GAAP net income per share attributable to Cypress—diluted	$0.07	$0.03
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

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES
(In thousands, except per-share data)
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
GAAP gross margin	$77,722	$79,046
Stock-based compensation expense	2,251	3,618
Changes in value of deferred compensation plan	218	422
Acquisition-related expenses	2,967	122
Impairment of assets and other	2,564	4,307
Non-GAAP gross margin	$85,722	$87,515
GAAP research and development expenses	$45,330	$49,330
Stock-based compensation expense	(7,183)	(4,967)
Acquisition-related expenses	—	(815)
Changes in value of deferred compensation plan	(424)	(207)
Impairment of assets and other	—	(1,394)
Non-GAAP research and development expenses	$37,723	$41,947
GAAP selling, general and administrative expenses	$42,609	$45,442
Stock-based compensation expense	(7,388)	(3,852)
Changes in value of deferred compensation plan	(964)	(1,861)
Acquisition-related expenses	(473)	(556)
Impairment of assets and other	—	(177)
Non-GAAP selling, general and administrative expenses	$33,784	$38,996
GAAP operating income (loss)	$(11,036)	$(29,175)
Stock-based compensation expense	16,822	12,437
Changes in value of deferred compensation plan	1,606	3,098
Acquisition-related expenses	5,274	2,894
Impairment of assets and other	2,564	5,878
Restructuring charges	(1,014)	11,440
Non-GAAP operating income	$14,216	$6,572
GAAP net income (loss) attributable to Cypress	$(7,934)	$(28,479)
Stock-based compensation	16,822	12,437
Changes in value of deferred compensation plan	5,274	674
Acquisition-related expenses	747	2,894
Impairment of assets and other	2,564	5,525
Restructuring charges	(1,014)	11,440
Tax and tax-related items	(5,367)	(196)
Investment-related gains/losses	883	284
Non-GAAP net income attributable to Cypress	$11,975	$4,579
GAAP net income (loss) per share attributable to Cypress-diluted	(0.05)	$(0.20)
Stock-based compensation expense and other	0.10	0.08
Acquisition-related expenses	0.03	0.02
Changes in value of deferred compensation plan	—	0.01
Impairment of assets and other	0.02	0.04
Restructuring charges	(0.01)	0.07
Tax and tax-related items	(0.03)	—
Investment-related gains/losses	0.01	—
Non-GAAP share count adjustment	—	0.01
Non-GAAP net income attributable to Cypress-diluted	$0.07	$0.03

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three month period ended March 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Tables of Contents

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information required by this item is included in Note 8 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Other than the update to the risk factor below, there are no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 29, 2013.

We utilize debt financing and such indebtedness could adversely affect our business, financial condition, results of operations, earnings per share and our ability to meet our payment obligations.

We routinely incur indebtedness to finance our operations and from time to time we have significant amounts of outstanding indebtedness and substantial debt service requirements. On October 17, 2013, we amended our senior secured revolving credit facility with a group of lenders led by Morgan Stanley Senior Funding, Inc., to reduce the amount of the facility from $430 to $300 million. The credit facility contains customary affirmative, negative and financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio, minimum fixed charge coverage ratio, and a minimum liquidity of at least $100 million. Our ability to meet our payment and other obligations and covenants under our indebtedness depends on our ability to generate significant cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any amended credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations under indebtedness we may under take from time to time. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under any indebtedness we owe. As of March 30, 2014, our outstanding debt included $227 million related to our recent credit facility, $11.8 million in capital leases, and approximately $8.0 million in equipment loans. See Note 10 for more information on our Senior Secured Revolving Credit Facility and equipment loans.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
On September 20, 2011, our Board of Directors (the “Board”) authorized a $400 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, other uses of cash, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our Board. As of March 30, 2014, the total remaining dollar amount of shares that may be repurchased under the program was approximately $83.3 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Tables of Contents

ITEM 5. OTHER INFORMATION
Quarterly Executive Incentive Payments
There were no performance incentive payments earned by our executive officers in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”) for the first quarter and the annual portion of fiscal 2014.

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: May 2, 2014	By:	/s/ BRAD W. BUSS
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