Form 10-Q
period 2014-06-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2014-08-06
CIK 791915

Tables of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————
FORM 10-Q
————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of outstanding shares of the registrant’s common stock as of July 27, 2014 was 159,253,264

Tables of Contents

Tables of Contents

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our external wafer foundry partners and our expectation that our business will increase with them in the future, our expected future amortization expense of intangible assets and minimum lease payments, the increasing complexity we expect in our product design, our expectations that we will continue to enter into additional licensing arrangements in the future, our expectations regarding the timing and cost of our restructuring liabilities, our expectations, beliefs and strategies regarding our active litigation matters, including our intent to defend or pursue those matters rigorously and the merits of our claims; our expectations regarding pricing pressure and our ability to moderate the impact of declining selling prices, the competitive advantage we believe we have with our patents as well as our proprietary programmable technologies and programmable products, our expectation that we will continue to make significant investments in our current business ventures as well as new ventures, the risk associated with our yield enhancement investment agreements, our foreign currency exposure and the impact exchange rates could have on our operating margins; the adequacy of our cash, working capital positions and borrowing arrangements to provide sufficient liquidity and capital needs of the Company; our ability to recognize certain unrecognized tax benefits within the next twelve months and the events that could impact such tax benefits, our ability to execute our future investment strategy, our expectation that we will continue to investigate strategic acquisition and investment transactions, the impact of interest rate fluctuations on our investments, the utility of our non-GAAP reporting, the adequacy of our audits, the potential impact of or possible payments due under our indemnification obligations and the impact of new accounting standards on our financial statements. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Annual Report on Form 10-K for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets and consumers we serve and our investments; our ability to timely deliver new proprietary and programmable technologies and products, the current credit conditions; our ability to expand our customer base, our ability to transform our business with a leading portfolio of programmable products, the number and nature of our competitors, the changing environment and/or cycles of the semiconductor industry, foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals, our ability to compete in our highly competitive industry and markets in the future, our ability to achieve our goals related to our restructuring activities, our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; changes in the law; our ability to achieve liquidity in our investments, the failure or success of our Emerging Technologies division and/or the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

Tables of Contents

ITEM 1. FINANCIAL STATEMENTS
CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS*
(Unaudited)

	June 29, 2014	December 29, 2013
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$101,434	$86,009
Short-term investments	12,334	18,453
Accounts receivable, net	115,805	81,084
Inventories	88,955	100,612
Other current assets	28,015	33,555
Total current assets	346,543	319,713
Property, plant and equipment, net	248,878	258,585
Goodwill	65,696	65,696
Intangible assets, net	37,069	40,828
Other long-term assets	88,080	78,062
Total assets	$786,266	$762,884
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48,251	$47,893
Accrued compensation and employee benefits	40,797	38,972
Deferred margin on sales to distributors	138,755	122,578
Dividends payable	17,412	16,850
Income taxes payable	2,213	3,034
Other current liabilities	94,121	76,515
Total current liabilities	341,549	305,842
Deferred income taxes and other tax liabilities	20,818	26,831
Long-term revolving credit facility	227,000	227,000
Other long-term liabilities	23,890	27,528
Total liabilities	613,257	587,201
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 301,454 and 296,346 shares issued; 158,299 and 153,214 shares outstanding at June 29, 2014 and December 29, 2013, respectively	3,015	2,963
Additional paid-in-capital	2,662,668	2,665,453
Accumulated other comprehensive loss	(192)	(177)
Accumulated deficit	(396,256)	(397,849)
Stockholders’ equity before treasury stock	2,269,235	2,270,390
Less: shares of common stock held in treasury, at cost; 143,155 and 143,132 shares at June 29, 2014 and December 29, 2013, respectively	(2,090,484)	(2,090,233)
Total Cypress stockholders’ equity	178,751	180,157
Noncontrolling interests	(5,742)	(4,474)
Total equity	173,009	175,683
Total liabilities and equity	$786,266	$762,884
* Amounts as of June 29, 2014 are unaudited. Amounts as of December 29, 2013 were derived from the December 29, 2013 audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands, except per-share amounts)
Revenues	$183,601	$193,466	$353,884	$366,194
Costs and expenses:
Cost of revenues	88,231	102,041	180,792	195,723
Research and development	40,927	48,804	86,257	98,134
Selling, general and administrative	42,059	48,073	84,668	93,515
Amortization of acquisition-related intangible assets	1,800	1,987	3,633	3,996
Restructuring costs	—	693	(1,014)	12,133
Total costs and expenses	173,017	201,598	354,336	403,501
Operating income (loss)	10,584	(8,132)	(452)	(37,307)
Interest and other income (expense), net	(1,128)	1,629	(2,878)	1,828
Income (loss) before income taxes and noncontrolling interest	9,456	(6,503)	(3,330)	(35,479)
Income tax provision (benefit)	299	(9,343)	(4,218)	(9,197)
Net income (loss)	9,157	2,840	888	(26,282)
Adjust for net loss attributable to noncontrolling interests net of taxes	370	436	705	1,079
Net income (loss) attributable to Cypress	$9,527	$3,276	$1,593	$(25,203)
Net income (loss) per share attributable to Cypress:
Basic	$0.06	$0.02	$0.01	$(0.17)
Diluted	$0.06	$0.02	$0.01	$(0.17)
Cash dividend declared per share	$0.11	$0.11	$0.22	$0.22
Shares used in net income (loss) per share calculation:
Basic	157,936	147,287	156,508	146,487
Diluted	164,460	156,262	163,391	146,487
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Net income (loss)	$9,157	$2,840	888	$(26,282)
Other comprehensive income (loss), net of taxes:
Net change in unrealized gains (losses) on available for sale securities	(10)	(2,309)	(15)	1,080
Reclassification of net realized (gains) losses on available for sale securities included in net income (loss)	—	1,079	—	(1,062)
Other comprehensive income (loss)	(10)	(1,230)	(15)	18
Comprehensive income (loss)	9,147	1,610	873	(26,264)
Comprehensive loss attributable to noncontrolling interest	370	436	705	1,079
Comprehensive income (loss) attributable to Cypress	$9,517	$2,046	$1,578	$(25,185)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 29, 2014	June 30, 2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$888	$(26,282)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	31,141	32,832
Depreciation and amortization	23,478	24,924
Deferred income taxes and other tax liabilities	(6,037)	(13,557)
Restructuring costs	(435)	12,133
(Gain) Loss on sale or retirement of property and equipment, net	(579)	400
Equity in loss of investee	2,280	774
Other	273	(862)
Changes in operating assets and liabilities:
Accounts receivable, net	(34,721)	(31,872)
Inventories	10,916	29,785
Other current and long-term assets	8,205	(1,696)
Accounts payable and other liabilities	17,913	(15,176)
Deferred margin on sales to distributors	16,178	27,217
Net cash provided by operating activities	69,500	38,620
Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	14,401	47,011
Purchases of available-for-sale investments	(8,416)	(23,420)
Net employee distribution of deferred compensation plan	(810)	(1,821)
Acquisition of property, plant and equipment	(11,378)	(17,069)
Cash paid for equity investments	(14,400)	(4,361)
Sale of equity investments	—	2,158
Proceeds from sale of held-for-sale equipment	3,240	151
Other	116	1
Net cash provided by (used in) investing activities	(17,247)	2,650
Cash flows from financing activities:
Line of credit proceeds	100,000	40,000
Repayment of line of credit	(100,000)	(45,000)
Withholding of common shares for tax obligations on vested restricted shares	(245)	(4,428)
Payment of dividends	(34,107)	(31,983)
Proceeds from employee equity awards	10,709	15,561
Repayment of equipment leases and loans, net	(3,458)	(6,163)
Repayment of other financing agreements	—	(3,254)
Cash received for investment in subsidiary	—	1,411
Yield enhancement structured agreements not settled	(9,727)	—
Net cash used in financing activities	(36,828)	(33,856)
Net increase in cash and cash equivalents	15,425	7,414
Cash and cash equivalents, beginning of period	86,009	63,203
Cash and cash equivalents, end of period	$101,434	$70,617
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2014 and fiscal 2013 had 52 weeks. The second quarter of fiscal 2014 ended on June 29, 2014 and the second quarter of fiscal 2013 ended on June 30, 2013.

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
The condensed consolidated results of operations for the three and six months ended June 29, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.
During the six months ended June 29, 2014, the Company recorded out-of-period correcting adjustments to write off certain manufacturing and subcontractor costs that were capitalized within other current assets in previous periods. These corrections resulted in an increase to the Company's net loss of $2.6 million for the six months ended June 29, 2014. The Company recorded these corrections, in the aggregate totaling $2.6 million, in cost of revenues in the six months ended June 29, 2014. Management assessed the impact of these errors and concluded that the amounts were not material, either individually or in the aggregate, to any prior period and to the Q2 2014 interim or expected full year financial statements.
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
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (ASU) on Income Taxes, ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance is effective for our interim and annual periods beginning after December 15, 2013. We adopted this guidance in the first quarter of fiscal 2014 and our adoption did not have a significant impact on our condensed consolidated financial statements. See Note 13 for more information.

In May 2014, the FASB issued an ASU on revenue from contracts with customers, ASU No. 2014-09, "Revenue from Contracts with Customers." The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In June 2014, the FASB issued an ASU on stock compensation, ASU No. 2014-12, "Compensation - Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments are effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Earlier adoption is permitted. We are currently evaluating the impact of this accounting standard on our consolidated financial statements.

NOTE 2. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying amount of goodwill at June 29, 2014 and at December 29, 2013 was $65.7 million, of which $33.9 million was in MPD and $31.8 million was in PSD.
The following table presents details of our intangible assets:

	As of June 29, 2014			As of December 29, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$151,773	$(115,306)	$36,467	$151,773	$(111,673)	$40,100
Non-acquisition related intangible assets	10,523	(9,921)	602	10,423	(9,695)	728
Total intangible assets	$162,296	$(125,227)	$37,069	$162,196	$(121,368)	$40,828
As of June 29, 2014, the estimated future amortization expense of these intangible assets was as follows:

(In thousands)
2014 (remaining six months)	3,261
2015	5,613
2016	5,221
2017	5,221
2018 and future	17,753
Total future amortization expense	$37,069

NOTE 3. RESTRUCTURING
During fiscal 2013, we implemented a restructuring plan to reduce operating expenses as part of our 2013 corporate priorities. The plan included the termination of employees and the disposal of certain equipment located in our Bloomington, Minnesota facility. During the first half of fiscal 2014, we did not record any new restructuring charges. For the first half of fiscal 2013, we recorded restructuring charges of $11.7 million related to the Fiscal 2013 Restructuring Plan of which $6.7 million was related to property, plant and equipment, $4.5 million was related to personnel costs and $0.5 million was mainly related to the amounts payable upon the termination of agreements with certain distributor representatives.
The benefit recorded for the six months ended June 29, 2014 primarily resulted from the gain on the sale of a previously restructured asset of approximately $0.6 million. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.
The following table summarizes the restructuring activities recorded for the periods presented:

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Personnel costs	$—	$902	$(154)	$5,059
Impairment of property, plant and equipment	—	—	—	6,698
Other	—	(209)	(281)	376
Gain on sale of held-for-sale assets	—	—	(579)	—
Total restructuring charges (benefit)	$—	$693	$(1,014)	$12,133

A summary of the restructuring activities related to personnel costs, which are primarily in the U.S. is summarized as follows:

(In thousands)
Balance as of December 29 2013	$4,158
Provision (release)	(154)
Cash payments	(1,311)
Balance as of March 30, 2014	2,693
Provision	—
Cash payments	(896)
Balance as of June 29, 2014	1,797

The restructuring liability as of June 29, 2014 related primarily to personnel costs and is expected to be paid out within the next twelve months.
NOTE 4. BALANCE SHEET COMPONENTS
Accounts Receivable, Net

	As of
	June 29, 2014	December 29, 2013
	(In thousands)
Accounts receivable, gross	$119,812	$84,431
Allowance for doubtful accounts receivable and sales returns	(4,007)	(3,347)
Total accounts receivable, net	$115,805	$81,084

Inventories

	As of
	June 29, 2014	December 29, 2013
	(In thousands)
Raw materials	$5,169	$4,026
Work-in-process	62,103	71,948
Finished goods	21,683	24,638
Total inventories	$88,955	$100,612
Other Current Assets

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	As of
	June 29, 2014	December 29, 2013
	(In thousands)
Prepaid expenses	$20,607	$26,364
Assets held-for-sale	—	2,260
Other current assets	7,408	4,931
Total other current assets	$28,015	$33,555
Other Long-term Assets

	As of
	June 29, 2014	December 29, 2013
	(In thousands)
Employee deferred compensation plan	$43,543	$42,351
Investments:
Equity securities	27,073	15,009
Other assets	17,464	20,702
Total other long-term assets	$88,080	$78,062
Other Current Liabilities

	As of
	June 29, 2014	December 29, 2013
	(In thousands)
Employee deferred compensation plan	$43,753	$41,605
Restructuring accrual (see Note 3)	1,797	4,158
Capital lease-current portion (see Note 8)	3,132	2,659
Equipment loan-current portion (see Note 10)	2,870	2,825
Rebate reserve-current portion	20,377	2,445
Other current liabilities	22,192	22,823
Total other current liabilities	$94,121	$76,515

Other Long-term Liabilities

	As of
	June 29, 2014	December 29, 2013
	(In thousands)
Equipment loan–long-term portion (see Note 10)	$4,472	$5,918
Capital lease–long-term portion (see Note 8)	8,722	9,828
Other long-term liabilities	10,696	11,782
Total other long-term liabilities	$23,890	$27,528

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

	As of June 29, 2014				As of December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$9,822	$—	$—	$9,822	$29,719	$—	$—	$29,719
Total cash equivalents	9,822	—	—	9,822	29,719	—	—	29,719
Short-term investments:
Corporate notes and bonds	—	7,845	—	7,845	—	14,677	—	14,677
Commercial paper	—	—	—	—	—	1,300	—	1,300
Federal Agency	—	3,622	—	3,622	—	—	—	—
Certificates of deposit	—	867	—	867	—	2,476	—	2,476
Non-financial assets held-for-sale	—	—	—	—	—	2,260	—	2,260
Total short-term investments	—	12,334	—	12,334	—	20,713	—	20,713
Employee deferred compensation plan assets:
Cash equivalents	3,389	—	—	3,389	3,941	—	—	3,941
Mutual funds	23,471	—	—	23,471	23,415	—	—	23,415
Equity securities	9,455	—	—	9,455	7,723	—	—	7,723
Fixed income	3,320	—	—	3,320	3,192	—	—	3,192
Money market funds	—	3,908	—	3,908	—	4,080	—	4,080
Total employee deferred compensation plan assets	39,635	3,908	—	43,543	38,271	4,080	—	42,351
Total financial assets	$49,457	$16,242	$—	$65,699	$67,990	$24,793	$—	$92,783
Financial Liabilities
Employee deferred compensation plan liability	$—	$43,753	$—	$43,753	$—	$41,605	$—	$41,605

Valuation Techniques:
There have been no changes to our valuation techniques used to measure our assets and liabilities. For a description of our valuation techniques, refer to our Form 10-K for the year ended December 29, 2013.
Assets Measured at Fair Value on a Nonrecurring Basis

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of June 29, 2014, the carrying value of our line of credit was $227.0 million. The fair value of our line of credit approximates its fair value since it bears interest rates that are similar to existing market rates that would be offered to the Company and represents a Level 2 measurement.

Investments in Equity Securities

Our investments in equity securities include long-term investments in non-marketable equity securities of privately-held companies of approximately $27.1 million and $15.0 million as of June 29, 2014 and December 29, 2013, respectively.
Included in our non-marketable equity securities is our investment in a company that designs, develops and manufactures products in the area of advanced battery storage for mobile consumer devices. As of December 29, 2013, we had cumulatively invested $13.5 million in this company and accounted for it using the cost method. During the first quarter of fiscal 2014, our ownership in this company exceeded 20%, which required us to change the method of accounting from the cost method to the equity method for this investment. Under the equity method of accounting, we are required to record our interest in the investee's company's reported net income or loss for each reporting period. During the three and six months ended June 29, 2014, we invested an additional $7.0 million and $11.0 million, respectively. As of June 29, 2014, we own approximately 24.9% of the company's outstanding voting shares and continue to use the equity accounting method for this investment. See Note 9 for additional disclosure related to the equity accounting method for this investment.
The remaining privately-held equity investments are accounted for under the cost method and are periodically reviewed for other-than-temporary declines in fair value.
We did not sell any of our investments in marketable securities in the first half of fiscal 2014. In the second fiscal quarter of 2013, we sold our investment in a marketable equity security for $2.2 million, which resulted in a realized gain of $1.1 million.
There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three and six months ended June 29, 2014.

NOTE 6. INVESTMENTS AND EMPLOYEE DEFERRED COMPENSATION PLAN
Available-For-Sale Securities
The following tables summarize our available-for-sale and other investments:

	As of June 29, 2014				As of December 29, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Reported as cash equivalents:
Money market funds	$9,822	$—	$—	$9,822	$29,719	$—	$—	$29,719
Total cash equivalents	9,822	—	—	9,822	29,719	—	—	29,719
Reported as short-term investments:
Corporate note and bonds	7,847	3	(5)	7,845	14,667	10	—	14,677
Federal agency	3,625	—	(3)	3,622	—	—	—	—
Commercial paper	—	—	—	—	1,300	—	—	1,300
Certificates of deposit	867	—	—	867	2,476	—	—	2,476
Total short-term investments	12,339	3	(8)	12,334	18,443	10	—	18,453
Total available-for-sale securities and other investments	$22,161	$3	$(8)	$22,156	$48,162	$10	$—	$48,172

As of June 29, 2014, the contractual maturities of our available-for-sale investments and certificates of deposit were as follows (the table below does not include our investments in marketable equity securities and our assets held-for-sale):

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Cost	Fair Value
	(in thousands)
Maturing within one year	$11,549	$11,548
Maturing in one to three years	10,612	10,608
Maturing in more than three years	—	—
Total	$22,161	$22,156
There were no realized gains from sales and losses of available-for-sale investments during the three months ended June 29, 2014. Realized gains from sales and losses of available-for-sale investments during the three months ended June 30, 2013 was approximately $1.1 million.
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
Under the deferred compensation plan, the assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income, net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of June 29, 2014 and December 29, 2013, the fair value of the assets was $43.5 million and $42.4 million, respectively, and the fair value of the liabilities was $43.8 million and $41.6 million, respectively.
All non-cash expense and income recorded under the deferred compensation plan are included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income, net	$1,753	$296	$2,612	$2,720
Changes in fair value of liabilities recorded in:
Cost of revenues	(248)	(31)	(466)	(453)
Research and development expenses	(483)	(99)	(907)	(914)
Selling, general and administrative expenses	(1,097)	(145)	(2,061)	(2,006)
Total income (expense)	$(75)	$21	$(822)	$(653)

NOTE 7. STOCK-BASED COMPENSATION
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
The following table summarizes the stock-based compensation expense, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Cost of revenues	$4,433	$3,279	$6,684	$6,897
Research and development	4,362	6,913	11,545	11,880
Selling, general and administrative	5,523	10,203	12,912	14,055
Total stock-based compensation	$14,318	$20,395	$31,141	$32,832

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
Cash proceeds from the issuance of shares under the employee stock plans were approximately $1.9 million and $10.7 million for the three and six months ended June 29, 2014 and $4.0 million and $15.6 million for the three and six months ended June 30, 2013. We did not recognize a tax benefit from stock option exercises for the three and six months ended June 29, 2014 or June 30, 2013.
As of June 29, 2014 and December 29, 2013, stock-based compensation capitalized in inventories totaled $4.5 million and $5.3 million, respectively.
The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Stock options	$1,272	$1,971	$2,721	$4,415
Restricted stock units and restricted stock awards	11,207	16,394	25,579	21,785
Employee Stock Purchase Plan (“ESPP”)	1,839	2,030	2,841	6,632
Total stock-based compensation expense	$14,318	$20,395	$31,141	$32,832
The following table summarizes the unrecognized stock-based compensation expense, net of estimated forfeitures, by type of awards:

	As of
	June 29, 2014	Weighted- Average Amortization Period
	(In thousands)	(In years)
Stock options	$8,461	1.84
Restricted stock units and restricted stock awards	39,756	0.62
ESPP	1,696	0.57
Total unrecognized stock-based compensation balance	$49,913	0.83
Valuation Assumptions
We estimated the fair value of the stock options and ESPP awards using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Expected life	0.5-7.27 years	0.5-7.27 years	0.5-7.27 years	0.5-7.27 years
Volatility	32.79%-35.12%	38.37%-46.3%	31.03%-37.96%	38.35%-46.3%
Risk-free interest rate	0.09%-1.71	0.08%-1.13%	0.09%-1.73	0.08%-1.13%
Dividend yield	3.99%	4.15%	3.99%-4.15%	4.15%-4.18%
The fair value of the restricted stock units and the restricted stock awards was based on our stock price on the date of grant.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Equity Incentive Program
As of June 29, 2014, approximately 4.4 million stock options, or 2.3 million restricted stock units and restricted stock awards, were available for grant under the Amended and Restated 2013 Stock Plan and the 2012 Incentive Award Plan.

Stock Options:
The following table summarizes our stock option activities:

	Shares	Weighted- Average Exercise Price Per Share
	(In thousands, except per-share amounts)
Options outstanding as of December 29, 2013	19,060	$8.33
Granted	141	$10.03
Exercised	(401)	$5.59
Forfeited or expired	(289)	$11.93
Options outstanding as of March 30, 2014	18,511	$8.35
Granted	88	$10.31
Exercised	(388)	$5.01
Forfeited or expired	(374)	$10.86
Options outstanding as of June 29, 2014	17,837	$8.38
Options exercisable as of June 29, 2014	12,356	$6.82
The weighted-average grant-date fair value of the options granted during the three and six months ended June 29, 2014 was $2.01 and $2.17, respectively. The weighted-average grant-date fair value of the options granted during the three and six months ended June 30, 2013 was $2.67 and $2.65, respectively.
The aggregate intrinsic value of the options outstanding and options exercisable as of June 29, 2014 was approximately $56.8 million and $56.1 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of June 29, 2014 and does not include substantial tax payments.
The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was $2.0 million and $3.9 million during the three and six months ended June 29, 2014, respectively, and $4.3 million and $10.3 million during the three and six months ended June 30, 2013.
The total number of exercisable in-the-money options was approximately 9.4 million shares as of June 29, 2014.
As of June 29, 2014, stock options vested and expected to vest totaled approximately 17.2 million shares, with a weighted-average remaining contractual life of 4.0 years and a weighted-average exercise price of $8.26 per share.
Restricted Stock Units and Restricted Stock Awards
The following table summarizes our restricted stock unit and restricted stock award activities:

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Service-based Restricted Stock Units and Awards	Performance-based Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of December 29, 2013	4,055	4,597	8,652	$11.97
Granted	394	3,239	3,633	$10.03
Released	(311)	(2,342)	(2,653)	$9.99
Forfeited	(117)	(1,750)	(1,867)	$11.12
Balance as of March 30, 2014	4,022	3,743	7,765	$11.54
Granted	272	123	395	$9.54
Released	(948)	(39)	(987)	$9.76
Forfeited	(130)	(58)	(188)	$12.62
Balance as of June 29, 2014	3,216	3,769	6,985	$10.88

The 7.0 million outstanding restricted stock units and awards as of June 29, 2014 included approximately 3.8 million of performance-based restricted stock units (“PARS”). These PARS were issued to certain senior-level employees in the first quarter of fiscal 2014 and can be earned over a period of one to two years, subject to the achievement of certain performance milestones set by the Compensation Committee. For more information regarding the performance milestones, refer to our Form 10-Q for the quarter ended March 30, 2014.

NOTE 8. COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
We lease certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2019. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values at the time of the extension.
As of June 29, 2014, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2014 (remaining six months)	$4,369
2015	5,700
2016	3,587
2017	2,930
2018	520
2019 and thereafter	574
Total	$17,680

Capital Leases

In 2011, we entered into capital lease agreements which allows us to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. As of June 29, 2014, the gross value and net book value of manufacturing equipment purchased under these capital leases were approximately $20.5 million and $14.9 million, respectively. As of June 29, 2014, the total minimum lease payments under these capital leases amounted to approximately $11.2 million.

In addition to these leases, we entered into other individually immaterial capital leases.

Assets purchased under all capital leases are included in “Property, plant and equipment, net” on our Condensed Consolidated Balance Sheet and the amortization is included in depreciation.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Future minimum payments, by year and in the aggregate, under all the capitalized leases consist of the following:

Fiscal Year	(In thousands)
2014 (remaining six months)	$1,716
2015	3,330
2016	6,680
2017	599
Total minimum lease payments	12,325
Less: amount representing interest	471
Total	$11,854
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

The following table presents our warranty reserve activities:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Beginning balance	$2,628	$3,360	$2,628	$3,360
Settlements made	(208)	(223)	(541)	(374)
Provisions	847	223	1,180	374
Ending balance	$3,267	$3,360	$3,267	$3,360
Equity Investment Commitments
We have committed to purchase additional preferred stock from a company that works in the area of advanced battery storage. In July 2014, we invested an additional $4.0 million in this company. Subject to the attainment of certain milestones, we may purchase additional preferred stock of approximately $7.0 million during the remainder of fiscal 2014 and actual amounts purchased could vary substantially.
Litigation and Asserted Claims
Our seven-patent infringement case is currently pending against GSI’s static random access memory (“SRAM”) technology in the United Stated District Court for Northern California. We are seeking damages as well as injunctive relief in the case which has been assigned to Judge Tigar. We have completed the Markman hearing and are awaiting a claim construction ruling. In defense of our claims, GSI submitted applications for inter-partes review with the PTO on five of our asserted patents. Two of the five applications for review have been instituted. We believe strongly in the merits of our patent infringement claims, and intend to take the steps necessary to protect our intellectual property.
With respect to the civil antitrust case filed by GSI in the United States District Court for the Northern California, fact discovery and expert discovery is now complete. We filed a motion for summary judgment on June 20th and expect the hearing to take place during the third quarter. GSI’s case, which only names Cypress as a defendant, accuses the QDR Consortium, which was comprised of several other semiconductor companies, of certain anti-competitive behavior. Aside from injunctive relief, GSI has made no specific monetary demand in the antitrust matter. Accordingly, the possible range of monetary loss that might be demanded in the future in the matter, if any, is unknown at this time. However, the case has been narrowed to any damages sustained between 2007-2011 and only with respect to possible lost sales on GSI’s SigmaQuadIII product family. We believe strongly that we have meritorious defenses to the allegations set forth in the GSI civil antitrust complaint and we intend to defend ourselves vigorously in this matter.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

With respect to the litigation stemming from our acquisition of Ramtron, both the Dent and the Weber shareholder litigation cases have been dismissed.
Expert discovery in the LongPath Capital, LLC (“LongPath”) appraisal case, filed with the Court of Chancery in the State of Delaware, is now complete and the hearing has been rescheduled to October 2014. Specifically, the petition seeks an appraisal of the fair value of the common stock shares held by LongPath, and an order that Ramtron pay such fair value, plus interest and attorney’s fees. We believe LongPath’s petition is without merit and we intend to defend this matter vigorously. In May 2013, Plaintiff LongPath was paid the purchase price of $3.10 per share, or approximately $1.5 million. As a result, our potential exposure is limited to any premium on the purchase price that might be awarded by the court. The respective positions of the parties on valuation make it impossible for us to accurately estimate the potential exposure, if any, for this matter.
After extended licensing discussions were effectively abandoned by LG Electronics, Inc. (“LG”) and Blackberry Limited/Blackberry Corporation (“Blackberry”), on August 29, 2013, we filed a patent infringement complaint against LG in the federal district court in the Northern District of California, accusing certain of their products of infringing six of our USB and Touch patents. We are currently engaged in discovery and the claim construction phase of the case. The Markman hearing is scheduled for October 2014. We filed a second complaint in the Northern District of California with respect to the same six USB and Touch patents against Blackberry on September 10th. On November 4, 2013, Blackberry filed an answer to our complaint along with a counter-claim asserting two of their patents against us. Blackberry filed a second patent infringement complaint in the Northern District of Texas, asserting two of its patents against us. We have reviewed all the asserted patents and are confident in our ability to defend ourselves. On January 31, 2014, we filed applications for inter-partes review by the PTO on both of the patents asserted in the Northern District of Texas case, and both applications have been instituted. Accordingly, absent an agreement between the parties, the case will move forward in the third fiscal quarter of this year when we expect to file counter-assertions. The California case against Blackberry has been reassigned to Judge Koh, and the parties are awaiting a case schedule. Both Blackberry and Cypress are seeking unstated damages and injunctive relief in each of our respective cases. We believe strongly in the merits of our patent infringement claims, and intend to take the steps necessary to protect our intellectual property as well as the business interests of our non-infringing customers.
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
It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments we have made under these agreements have not had a material effect on our business, financial condition or results of operations. We believe that if we were to incur a loss in any of these matters, such loss would not have a material effect on our business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of June 29, 2014, we had no reason to believe a loss exceeding amounts already recognized had been incurred.

NOTE 9. EQUITY METHOD INVESTMENT

During the first fiscal quarter of fiscal 2014, we invested an additional $4.0 million in a battery company. The additional investment in this company increased our ownership interest in the company’s outstanding stock from 17.2% to 20.3% and required

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our interest in the company’s reported net income or loss for each reporting period. Additionally, we are required to present our prior period financial results to reflect the equity method of accounting from the date of the initial investment in the company which resulted in a $3.0 million adjustment to retained earnings and a corresponding reduction to our investment. In the second fiscal quarter of 2014, we invested an additional $7.0 million and as of June 29, 2014, we own approximately 24.9% of the company's outstanding voting shares and continue to use the equity accounting method for this investment. Cypress's results of operations for the three months and six months ended June 29, 2014 include a charge of $1.4 million and $2.3 million, respectively, for this investment. Cypress's recognized loss from this investment for the three months and six months ended June 30, 2013 was $0.5 million and $0.8 million, respectively. These investee losses for fiscal 2014 and fiscal 2013 were recorded in Other Income and Expense.

The following table lists the relevant captions from our statements of operations, as originally presented, and after the change in accounting method:

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 10. DEBT AND EQUITY TRANSACTIONS
Senior Secured Revolving Credit Facility

We have a $300 million senior secured revolving credit facility ("Credit Facility") in which the borrowings are collateralized by substantially all assets of the Company. The financial covenants include the following conditions: 1) maximum senior secured leverage ratio of 2.50 to 1.00 through January 1, 2017 and 2.25 to 1.0 thereafter, 2) maximum total leverage ratio of 4.25 to 1.00 through January 3, 2015, 3.50 to 1.00 through January 1, 2017, and 3.00 to 1.00 thereafter, 3) minimum fixed charge coverage ratio of 1.00 to 1.00, and 4) minimum liquidity of at least $100 million. At June 29, 2014, our outstanding borrowings of $227.0 million were recorded as part of long-term liabilities and are presented as “Long-term revolving credit facility” in the Condensed Consolidated Balance Sheet. As of June 29, 2014 and December 29, 2013 we were in compliance with all of the financial covenants under the Credit Facility.
Equipment Loans
In December 2011, we obtained equipment loans from a financial institution for an aggregate amount of approximately $14.1 million which are collateralized by certain manufacturing equipment and bear interest of 3.15% to 3.18% per annum payable in 60 equal installments with the first installment due January 2012. Of the $7.3 million outstanding balance as of June 29, 2014, approximately $2.9 million was recorded as part of “Other current liabilities” and $4.5 million was recorded as part of “Other long-term liabilities” in the Condensed Consolidated Balance Sheet.
The schedule of principal payments under our equipment loans is as follows:

Fiscal Year	(In thousands)
2014 (remaining six months)	$1,424
2015	2,915
2016	3,003
Total	$7,342
$400 Million Stock Buyback Program:
For the three and six months ended June 29, 2014, repurchases made under this program were immaterial. Since we announced our $400 million stock buyback program in September 2011 through the end of the second quarter of fiscal 2014, we used approximately $316.7 million from this program to repurchase approximately 23.6 million shares at an average share price of $13.43. As of June 29, 2014, the total remaining dollar amount of shares that may be repurchased under the program was approximately $83.3 million.
Yield Enhancement Program
In the second quarter of fiscal 2014, we entered into a short-term yield enhanced structured agreement by paying cash totaling $9.7 million with an average maturity of 41 days or less. We settled this agreement in the third quarter of fiscal 2014 and received $9.9 million in cash.
We did not enter into any yield enhanced structured agreements in the second quarter and first half of fiscal 2013.
Dividends
On May 9, 2014, our Board of Directors approved a cash dividend of $0.11 per share payable to holders of record of our common stock at the close of business day on June 26, 2014. This cash dividend was paid on July 17, 2014 and totaled approximately $17.4 million which was accrued for and shown as “Dividends payable” in the Condensed Consolidated Balance Sheet as of June 29, 2014.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were as follows:

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Net unrealized gains (loss) on investments	Cumulative translation adjustment and other	Accumulated other comprehensive loss (income)
Balance as of December 29, 2013	$(183)	$6	$(177)
Other comprehensive income attributable to Cypress	(15)	—	(15)
Balance as of June 29, 2014	$(198)	$6	$(192)

NOTE 12. FOREIGN CURRENCY DERIVATIVES
The aggregate notional and fair value of outstanding forward contracts to hedge the risks associated with foreign currency denominated assets and liabilities as of December 29, 2013 was not material to our consolidated financial statements. There were no outstanding forward contracts as of June 29, 2014.

NOTE 13. INCOME TAXES
Our income tax expense was $0.3 million for the three months ended June 29, 2014, and our income tax benefit was $9.3 million for the three months ended June 30, 2013. Our income tax benefit was $4.2 million and $9.2 million for the six months ended June 29, 2014 and June 30, 2013, respectively. The tax benefit for the first half of fiscal 2014 was primarily attributable to a release of previously accrued taxes and interest for the resolution of a foreign examination and expired statutes of limitations in domestic and foreign jurisdictions, offset by non-U.S. taxes on income earned in foreign jurisdictions.
Unrecognized Tax Benefits
As of June 29, 2014 and December 29, 2013, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $12.7 million and $17.6 million, respectively
Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and

•	expiration of statute of limitations on our tax returns.
The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We believe it is possible that we may recognize approximately $2.0 million to $2.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.
Classification of Interest and Penalties
Our policy is to classify interest and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of June 29, 2014 and December 29, 2013, the amount of accrued interest and penalties totaled $2.9 million and $5.8 million, respectively.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 14. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands, except per-share amounts)
Net income (loss) attributable to Cypress	$9,527	$3,276	$1,593	$(25,203)
Weighted-average common shares	157,936	147,287	156,508	146,487
Weighted-average diluted shares	164,460	156,262	163,391	146,487
Net income (loss) per share—basic	$0.06	$0.02	$0.01	$(0.17)
Net income (loss) per share—diluted	$0.06	$0.02	$0.01	$(0.17)

For the three and six months ended June 29, 2014, approximately 5.6 million and 5.7 million weighted average potentially dilutive securities, respectively, were excluded in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.
For the three and six months ended June 30, 2013, approximately 7.6 million and 7.7 million weighted average potentially dilutive securities, respectively, were excluded in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.
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

The following tables set forth certain information relating to the reportable business segments:

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Revenue

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Programmable Systems Division	$74,676	$81,320	$144,023	$146,825
Memory Products Division	85,582	88,127	166,905	170,356
Data Communications Division	17,989	21,296	33,579	44,043
Emerging Technologies Division	5,354	2,723	9,377	4,970
Total revenue	$183,601	$193,466	$353,884	$366,194

Income (Loss) before Income Taxes

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Programmable Systems Division	$515	$(2,159)	$(8,152)	$(17,009)
Memory Products Division	32,703	30,001	61,510	56,004
Data Communications Division	(2,014)	(697)	(5,804)	(2,980)
Emerging Technologies Division	(3,755)	(4,891)	(7,615)	(9,483)
Unallocated items:
Stock-based compensation	(14,318)	(20,395)	(31,140)	(32,832)
Amortization of acquisition-related intangibles	(2,077)	(1,987)	(7,351)	(3,996)
Restructuring charges	—	(693)	1,014	(12,133)
Changes in value of deferred compensation plan	(75)	21	(822)	(653)
Impairment of assets and other	(1,523)	(5,703)	(4,970)	(12,397)
Income (loss) before income taxes	$9,456	$(6,503)	$(3,330)	$(35,479)

Depreciation

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Programmable Systems Division	$3,534	$3,701	$6,991	$7,222
Memory Products Division	3,956	3,958	7,869	8,247
Data Communications Division	884	1,015	1,691	2,232
Emerging Technologies Division	1,759	1,363	3,067	2,691
Total depreciation	$10,133	$10,037	$19,618	$20,392

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Geographical Information
The following table presents our revenues by geographical locations:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
United States	$23,548	$17,997	$42,802	$39,155
Europe	24,280	20,068	48,122	38,708
Asia:
China	77,333	82,324	149,217	151,309
South Korea	21,097	31,635	40,385	57,456
Japan	15,251	15,432	30,586	29,963
Rest of the World	22,092	26,010	42,772	49,603
Total revenue	$183,601	$193,466	$353,884	$366,194

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	June 29, 2014	December 29, 2013
	(In thousands)
United States	$139,994	$149,977
Philippines	89,424	88,102
Other	19,460	20,506
Total property, plant and equipment, net	$248,878	$258,585
We track our assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, our chief operating decision maker does not review asset information on a segment basis.
Customer Information
Outstanding accounts receivable from three of our distributors, accounted for 15%, 14% and 10% of our consolidated accounts receivable as of June 29, 2014. Outstanding accounts receivable from three of our distributors, accounted for 17%, 12% and 11% of our consolidated accounts receivable as of December 29, 2013.
Revenue generated through two of our distributors accounted for 11% and 10% of our consolidated revenue for the three months ended June 29, 2014. Revenue through three of our distributors accounted for 12%, 10% and 10% of our consolidated revenue for the six months ended June 29, 2014. One end customer which purchases our products both from our distributors and directly from us accounted for 10% and 11% of our consolidated revenue for the three and six months ended June 29, 2014, respectively.
Revenue generated through three of our distributors accounted for 14%, 11% and 11% of our consolidated revenue for the three months ended June 30, 2013. Revenue generated through three of our distributors accounted for 13%, 11% and 10% of our consolidated revenue for the six months ended June 30, 2013. Shipments made by our distributors to one end customer during the three and six months ended June 30, 2013 accounted for 15% and 14% of our consolidated revenues, respectively.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 16. SUBSEQUENT EVENTS

Yield Enhancement Program
In July 2014, we entered into a short-term yield enhanced structured agreement by paying cash totaling $9.7 million. We expect to settle this agreement in early September 2014.
Equity Method Investment
In July 2014, we invested an additional $4.0 million in the company that works in the area of advanced battery technology.

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

EXECUTIVE SUMMARY
Overview
Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and exceptional system value. Cypress offerings include our flagship PSoC® 1, PSoC 3, PSoC 4, and PSoC 5 programmable system-on-chip families. Cypress is a world leader in capacitive user interface solutions including CapSense® touch sensing, TrueTouch® touchscreens, and trackpad solutions. Cypress is also a significant participant in Universal Serial Bus (USB) controllers, which enhance connectivity and performance in a wide range of consumer and industrial products. Cypress is also the world leader in static random access memory (SRAM) and nonvolatile RAM memories. Cypress serves numerous major markets, including consumer, mobile handsets, computation, data communications, automotive, industrial, and military.

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

As stated in the Shareholder Letter contained in our 2013 Annual Report, our primary focus has been to resume revenue growth and increase profitability. For revenue growth, our revenue model is based on three underlying trends: significant mitigation of the declining SRAM market by increasing our SRAM market share and introducing new products, a return to growth of our TrueTouch and PSoC revenue, and significant revenue growth from companies in our ETD. For profitability, we

Tables of Contents

monitor our operating expenses closely to maintain our operating leverage as driven by various company-wide initiatives, including our World Wide Cost program to continuously reduce cost line items as well as a Human Resource effort to flatten our worldwide organization to reduce cost and efficiency. In order to achieve our goals on revenue growth and profitability, Cypress will continue to pursue the following strategies:

•
Drive profitability. Cypress has implemented and maintained a tight, corporate wide focus on gross margin and operating expenses. We are committed to maintaining our current strong operating expense management in 2014 even with revenue growth, continued new product development, and investments in our Emerging Technologies Division.

•
Drive programmability, extend leadership and drive PSoC proliferation. We continue to define, design and develop new programmable products and solutions that offer our customers increased flexibility and efficiency, higher performance, and higher levels of integration with a focus on analog functionality. We continue to drive PSoC adoption in large market segments.

•	Focus on large and growing markets. We continue to pursue business opportunities in large and growing markets.

•
Collaborate with customers to build system-level solutions. We work closely with customers from initial product design through manufacturing and delivery in order to optimize our customers’ design efforts, helping them achieve product differentiation, improve time-to-market and develop whole product solutions.

•
Leverage flexible manufacturing. Our manufacturing strategy combines capacity from leading foundries with output from our internal manufacturing facilities allowing us to meet rapid swings in customer demand while lessening the burden of high fixed costs.

•
Identify and exit legacy or non-strategic, underperforming businesses. We continue to monitor and, if necessary, exit certain business units that are inconsistent with our future initiatives and long-term plans so that we can focus our resources and efforts on our core programmable and proprietary business model.

•
Pursue complementary strategic relationships. We continue to assess opportunities to develop strategic relationships through acquisitions, investments, licensing and joint development projects. We also continue to make significant investments in current ventures as well as new ventures.

As we continue to implement our strategies, there are many internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed under Item 1A in our Annual Report on Form 10-K for the year ended December 29, 2013.

Results of Operations

Revenues

Our total revenues decreased approximately 5.1% in the three-month period ended June 29, 2014 and approximately 3.4% in the six-month period ended June 29, 2014 compared to the same periods in the prior year. The decrease in revenues in the three- and six-month periods ended June 29, 2014 compared to the same periods a year ago was driven by decrease in our overall unit sales volume, which decreased by approximately 10% and 4% year-over-year, respectively. The decrease in the unit sales volume was primarily attributed to our PSD products where we experienced weakness in our end customers’ handset business demand. In the three months ended June 29, 2014, the impact of unit sales volume decline was offset by an increase in the overall average selling price of our products, which was $1.09 compared to $1.04 in the same period a year ago.  The overall average selling price for the six months ended June 29, 2014 remained relatively constant at $1.09 compared to $1.10 for the same period a year ago.

We have experienced, and expect to continue to experience, moderate pricing pressure in certain product lines, primarily due to competitive conditions. We have in the past been able to, and expect in the future to be able to, moderate average selling price declines in our product lines by introducing new products with more features and higher prices.  We may be unable to maintain average selling prices for our products as a result of increased pricing pressure in the future, which could adversely affect our operating results.

Tables of Contents

The following table summarizes our consolidated revenues by segments

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Programmable Systems Division	$74,676	$81,320	$144,023	$146,825
Memory Products Division	85,582	88,127	166,905	170,356
Data Communications Division	17,989	21,296	33,579	44,043
Emerging Technologies Division	5,354	2,723	9,377	4,970
Total revenue	$183,601	$193,466	$353,884	$366,194

Programmable Systems Division:

Revenues from the Programmable Systems Division decreased by $6.6 million in the second quarter of fiscal 2014 and $2.8 million in the first half of 2014, or approximately 8.2% and 1.9% compared to the same prior-year periods primarily attributable to a decrease in sales as we experienced weakness in our end customers’ handset business demand. The decrease was partially offset by an increase in sales of PSD products to industrial and automotive customers where we experienced a ramp in volume from recent design wins.

Memory Products Division:
Revenues from the Memory Products Division decreased by approximately $2.5 million in the second quarter of fiscal 2014 and $3.5 million in the first half of 2014, or 2.9% and 2.0%, respectively, compared to the same prior-year period primarily attributable to a decline in worldwide SRAM market, partially offset by an increase in revenue of our Non Volatile RAM products.
Data Communications Division:
Revenues from the Data Communications Division decreased by $3.3 million in the second quarter of fiscal 2014 and $10.5 million in the first half of 2014, or approximately 15.5%, and 23.8%, respectively, compared to the same prior-year period primarily due to the decreases in sales of our legacy USB-related products.
Emerging Technologies Division:
Revenues from the Emerging Technologies Division increased by $2.6 million in the second quarter of fiscal 2014 and $4.4 million in the first half of 2014, or 96.6% and 89%, respectively, compared to the same prior-year period primarily due to the overall increase in demand as certain of our Emerging Technologies companies begin to ramp production with new customer design wins.
Cost of Revenues/Gross Margins

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Cost of revenues	$88,231	$102,041	$180,792	$195,723
Gross margin	51.9%	47.3%	48.9%	46.6%

In the second quarter and the first half of fiscal 2014, gross margin increased by 4.6% and 2.3% percentage points, respectively, primarily due to product and customer mix, higher factory absorption, and reduced impact of fair value adjustments related to acquired Ramtron inventory.

Tables of Contents

Research and Development (“R&D”) Expenses

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
R&D expenses	$40,927	$48,804	$86,257	$98,134
As a percentage of revenues	22.3%	25.2%	24.4%	26.8%

R&D expenditures decreased by $7.9 million in the second quarter of fiscal 2014 compared to the same prior-year period. The decrease was primarily attributable to a $2.2 million decrease in stock-based compensation, a $1.6 million decrease in consulting fees and other outside services, a $0.9 million decrease in variable bonus-related expense, and a $0.5 million decrease in headcount-related expenses. The remaining decrease in R&D expenses was caused by individually minor items.

R&D expenditures decreased by $11.9 million in the first half of fiscal 2014 compared to the same prior-year period. The decrease was primarily attributable to a decrease in consulting fees and other outside services of $4.6 million, a $1.4 million decrease in variable bonus-related expenses, $0.8 million decrease in headcount-related expenses and a $0.6 million decrease in purchased technology and expensed assets. As a percentage of revenues, R&D expenses were lower in the first half of fiscal 2014 driven by the decrease in total revenues in the same period and a company-wide effort to reduce overall operating expenses.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
SG&A expenses	$42,059	$48,073	$84,668	$93,515
As a percentage of revenues	22.9%	24.8%	23.9%	25.5%

SG&A expenses decreased by $6.0 million in the second quarter of fiscal 2014 compared to the same prior-year period. The decrease was primarily attributable to a $4.7 million decrease in stock-based compensation expense, a $2.5 million decrease in headcount-related expenses which was driven by a company-wide effort to reduce costs, a $0.7 million decrease in advertising and other outside services and a $0.3 million decrease in variable bonus-related expense. These decreases were partially offset by an increase in professional services of $2.1 million and an increase in deferred compensation of $1.0 million.

SG&A expenses decreased by $8.8 million in the first half of fiscal 2014 compared to the same prior-year period. The decrease was primarily attributable to a $2.5 million decrease in headcount-related expenses which was driven by a company-wide effort to reduce costs, a $1.3 million decrease in variable bonus-related expense, a $1.1 million decrease in stock-based compensation expense, and a $0.8 million decrease in advertising expenses. These decreases were partially offset by an increase in professional services of $3.3 million. As a percentage of revenues, SG&A expenses were lower in the first half of fiscal 2014 driven by a company-wide effort to reduce overall operating expenses.

Restructuring

During fiscal 2013, we implemented a restructuring plan to reduce operating expenses as part of our 2013 corporate priorities. The plan included the termination of employees and the disposal of certain equipment located in our Bloomington, Minnesota facility. During the first half of fiscal 2014, we did not record any new restructuring charges. For the first half of fiscal 2013, we recorded restructuring charges of $11.7 million related to the Fiscal 2013 Restructuring Plan of which $6.7 million was related to property, plant and equipment, $4.5 million was related to personnel costs and $0.5 million was mainly related to the amounts payable upon the termination of agreements with certain distributor representatives.
The benefit recorded for the six months ended June 29, 2014 primarily resulted from the gain on the sale of a previously restructured asset of approximately $0.6 million. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.
The following table summarizes the restructuring activities recorded for the periods presented:

Tables of Contents

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In thousands)
Personnel costs	$—	$902	$(154)	$5,059
Impairment of property, plant and equipment	—	—	—	6,698
Other	—	(209)	(281)	376
Gain on sale of held-for-sale assets	—	—	(579)	—
Total restructuring charges (benefit)	$—	$693	$(1,014)	$12,133

A summary of the restructuring activities related to personnel costs, which are primarily in the U.S. is summarized as follows:

(In thousands)
Balance as of December 29 2013	$4,158
Provision (release)	(154)
Cash payments	(1,311)
Balance as of March 30, 2014	2,693
Provision	—
Cash payments	(896)
Balance as of June 29, 2014	1,797

The restructuring liability as of June 29, 2014 related primarily to personnel costs and is expected to be paid out within the next twelve months.
Income Taxes
Our income tax expense was $0.3 million for the three months ended June 29, 2014, and our income tax benefit was $9.3 million for the three months ended June 30, 2013. Our income tax benefit was $4.2 million and $9.2 million for the six months ended June 29, 2014 and June 30, 2013, respectively. The tax benefit for the first half of fiscal 2014 was primarily attributable to a release of previously accrued taxes and interest for the resolution of a foreign examination and expired statutes of limitations in domestic and foreign jurisdictions, offset by non-U.S. taxes on income earned in foreign jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes information regarding our cash and investments and working capital:

	As of
	June 29, 2014	December 29, 2013
	(In thousands)
Cash and cash equivalents	$101,434	$86,009
Short-term investments	12,334	18,453
Total cash, cash equivalents and short-term investments	$113,768	$104,462
Total current assets	$346,543	$319,713
Total current liabilities	341,549	305,842
Working capital	$4,994	$13,871

Key Components of Cash Flows

Tables of Contents

	Six Months Ended
	June 29, 2014	June 30, 2013
	(In thousands)
Net cash provided by operating activities	$69,500	$38,620
Net cash provided by (used in) investing activities	$(17,247)	$2,650
Net cash used in financing activities	$(36,828)	$(33,856)
Six Months Ended June 29, 2014
During the six months ended June 29, 2014, cash and cash equivalents increased by approximately $15.4 million primarily due to the cash we generated from our operating activities of approximately $69.5 million This increase was partially offset by the $36.8 million of cash we used in our financing activities, principally related to our dividend payment of $34.1 million and $17.2 million of cash used in our investing activities.
Operating Activities
The $69.5 million in cash generated from our operating activities during the six months ended June 29, 2014 was primarily due to $50.1 million in net favorable non-cash adjustments to our net income, an increase in deferred margin on sales to distributors and accounts payable and other liabilities, and decreases in inventories and other assets, partially offset by an increase in accounts receivable.
The key changes in our working capital as of June 29, 2014 compared to December 29, 2013 were as follows:

•	Accounts receivable increased by $34.7 million primarily due to an increase in distributor shipments in the latter-half of our first quarter.

•
Inventories decreased by $10.9 million compared to December 29, 2013 due in part to reduced wafer starts to manage our production and an increase in distributor shipments in the latter-half of the quarter.

•	Deferred margin on sales to distributors increased by $16.2 million due to inventory mix in the distribution channel.

•	Accounts payable and other accrued liabilities increased by $20.4 million primarily due to accrued customer rebates.
Investing Activities
During the six months ended June 29, 2014, we generated approximately $17.2 million of cash from our investing activities primarily due to $14.4 million the sales or maturities of investments and proceeds from the sale of restructured equipment totaling $3.2 million, partially offset by $11.4 million of cash used for property and equipment expenditures, $14.4 million cash paid as an additional investment in certain non-marketable equity securities and a $0.8 million cash distribution for our deferred compensation plan.
Financing Activities
During the six months ended June 29, 2014, we used approximately $36.8 million of cash from our financing activities primarily related to a $34.1 million dividend payment, $9.7 million payment for our yield enhancement program and $3.5 million used to repay equipment leases and loan. These decreases were partially offset by net proceeds from the issuance of common shares under our employee stock plans of $10.7 million.
Liquidity and Contractual Obligations
Stock Buyback Program
On September 20, 2011, our Board of Directors authorized a $400 million stock buyback program. For the three months ended June 29, 2014, repurchases made under this program were immaterial. As of June 29, 2014, the total remaining dollar value of the shares that may be repurchased under the program was approximately $83.3 million.
Yield Enhancement Program
In the second quarter of fiscal 2014, we entered into a short-term yield enhanced structured agreement and paid cash totaling $9.7 million with an average maturity of 41 days. We settled this agreement in the third quarter of fiscal 2014 and received $9.9 million in cash.
We did not enter into any yield enhanced structured agreements in the second quarter and first half of fiscal 2013.

Tables of Contents

Contractual Obligations
The following table summarizes our contractual obligations as of June 29, 2014:

	Total	2014	2015 and 2016	2017 and 2018	After 2018
	(In thousands)
Purchase obligations (1)	$60,721	$57,933	$2,788	$—	$—
Equipment loan	7,342	1,424	5,918	—	—
Operating lease commitments	17,680	4,369	9,287	3,450	574
Capital lease commitments	12,325	1,716	10,010	599	—
Senior Secured Revolving Credit Facility	227,000	—	—	227,000	—
Patent license fee commitments (2)	5,880	—	5,880	—	—
Total contractual obligations	$330,948	$65,442	$33,883	$231,049	$574

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

As of June 29, 2014, our unrecognized tax benefits were $12.7 million, which were classified as long-term liabilities. We believe it is possible that we may recognize approximately $2.0 million to $2.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Equity Investment Commitments
As disclosed in Note 8, we have committed to purchase additional preferred stock from a company that operates in the area of advanced battery storage. During the three months ended June 29, 2014, we purchased $7.0 million of preferred stock which was recorded as part of our investments in non-marketable securities. In July 2014, we made an additional $4.0 million preferred stock investment in this company. Subject to the attainment of certain milestones, we may purchase additional preferred stock of approximately $7.0 million during the remainder of fiscal 2014 although actual amounts purchased could vary substantially.
Capital Resources and Financial Condition
Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities, payments of regularly scheduled cash dividends, the repayment of our short-term debt, and the purchase of our stock through our stock buyback program. As of June 29, 2014, in addition to $101.4 million in cash and cash equivalents, we had $12.3 million invested in short-term investments for a total cash, cash equivalents and short-term investment position of $113.8 million that is available for use in our current operations.
As of June 29, 2014, approximately 29% of our cash, cash equivalents and available-for-sale investments are held in offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.
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

Tables of Contents

Non-GAAP Financial Measures

To supplement its consolidated financial results presented in accordance with GAAP, Cypress uses the following non-GAAP financial measures which are adjusted from the most directly comparable GAAP financial measures:

•	Gross margin

•	Research and development expenses

•	Selling, general and administrative expenses

•	Operating income (loss)

•	Net income (loss)

•	Diluted net income (loss) per share

The non-GAAP measures set forth above exclude charges primarily related to stock-based compensation, which represent approximately 60% to 85% of total adjustments for the four most recent quarters, as well as restructuring charges, acquisition-related expenses and other adjustments. Management believes that these non-GAAP financial measures reflect an additional and useful way of viewing aspects of Cypress’s operations that, when viewed in conjunction with Cypress’s GAAP results, provide a more comprehensive understanding of the various factors and trends affecting Cypress’s business and operations. Management uses these non-GAAP measures for strategic and business decision-making, internal budgeting, forecasting and resource allocation processes. In addition, these non-GAAP financial measures facilitate management’s internal comparisons to Cypress’s historical operating results and comparisons to competitors’ operating results. Pursuant to the requirements of Regulation G and to make clear to our investors the adjustments we make to GAAP measures, we have provided a reconciliation of the non-GAAP measures to the most directly comparable GAAP financial measures.

	Three Months Ended
	June 29, 2014	June 30, 2013
	(In thousands, except per share amounts)
Non-GAAP gross margin	$99,204	$102,737
Non-GAAP research and development expenses	$36,082	$41,766
Non-GAAP selling, general and administrative expenses	$34,177	$37,467
Non-GAAP operating income	$28,945	$23,504
Non-GAAP net income attributable to Cypress	$26,723	$21,635
Non-GAAP net income per share attributable to Cypress—diluted	$0.16	$0.14

CYPRESS SEMICONDUCTOR CORPORATION
RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES
(In thousands, except per-share data)
(Unaudited)

	Three Months Ended
	June 29, 2014	% of Revenue	June 30, 2013	% of Revenue
GAAP gross margin	$95,370	51.9%	$91,425	47.3%
Stock-based compensation expense	4,433	2.4%	3,279	1.7%
Acquisition-related expenses	(109)	(0.1)%	1,321	0.7%
Changes in value of deferred compensation plan	248	0.1%	31	—%
Impairment of assets and other	187	0.1%	6,681	3.5%
Tax and tax-related items	(925)	(0.5)%	—	—%
Non-GAAP gross margin	$99,204	54.0%	$102,737	53.1%
GAAP research and development expenses	$40,927		$48,804
Stock-based compensation expense	(4,362)		(6,913)
Acquisition-related expenses	—		(26)
Changes in value of deferred compensation plan	(483)		(99)
Non-GAAP research and development expenses	$36,082		$41,766

Tables of Contents

GAAP selling, general and administrative expenses	$42,059		$48,073
Stock-based compensation expense	(5,523)		(10,203)
Acquisition-related expenses	(385)		(98)
Changes in value of deferred compensation plan	(1,097)		(145)
Impairment of assets and other	(877)		(160)
Non-GAAP selling, general and administrative expenses	$34,177		$37,467
GAAP operating income (loss)	$10,584		$(8,132)
Stock-based compensation expense	14,318		20,395
Acquisition-related expenses	2,077		3,432
Changes in value of deferred compensation plan	1,828		275
Impairment of assets and other	1,063		6,841
Restructuring charges	—		693
Tax and tax-related items	$(925)		$—
Non-GAAP operating income	$28,945		$23,504
GAAP pretax profit	$9,456	5.2%	$(6,013)	(3.1)%
Stock-based compensation expense	14,318	7.8%	$20,395	10.5%
Acquisition-related expenses	2,076	1.1%	$10,113	5.2%
Changes in value of deferred compensation plan	75	—%	$(21)	—%
Restructuring charges	156	0.1%	$(2,220)	(1.1)%
Investment-related gains/losses	1,366	0.7%	$—	—%
Non-GAAP pretax profit	$27,447	14.9%	$22,254	11.5%
GAAP net income (loss) attributable to Cypress	$9,527		$3,276
Stock-based compensation	14,318		20,395
Acquisition-related expenses	2,075		3,432
Changes in value of deferred compensation plan	75		(21)
Impairment of assets and other	1,080		5,763
Restructuring charges	—		693
Tax and tax-related items	(1,719)		(12,393)
Investment-related gains/losses	1,367		490
Non-GAAP net income attributable to Cypress	$26,723		$21,635
GAAP net income (loss) per share attributable to Cypress-diluted	0.06		$0.02
Stock-based compensation expense and other	0.09		0.13
Acquisition-related expenses	0.01		0.02
Impairment of assets and other	0.01		0.04
Restructuring charges	—		0.01
Tax and tax-related items	(0.01)		(0.08)
Investment-related gains/losses	0.01		—
Non-GAAP share count adjustment	(0.01)		—
Non-GAAP net income attributable to Cypress-diluted	$0.16		$0.14

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three month period ended June 29, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We routinely incur indebtedness to finance our operations and from time to time we have significant amounts of outstanding indebtedness and substantial debt service requirements. On October 17, 2013, we amended our senior secured revolving credit facility with a group of lenders led by Morgan Stanley Senior Funding, Inc., to reduce the amount of the facility from $430 to $300 million. The credit facility contains customary affirmative, negative and financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio, minimum fixed charge coverage ratio, and a minimum liquidity of at least $100 million. Our ability to meet our payment and other obligations and covenants under our indebtedness depends on our ability to generate significant cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any amended credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations under indebtedness we may under take from time to time. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under any indebtedness we owe. As of June 29, 2014, our outstanding debt included $227 million related to our recent credit facility, $12.3 million in capital leases, and approximately $7.3 million in equipment loans. See Note 10 for more information on our Senior Secured Revolving Credit Facility and equipment loans.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
On September 20, 2011, our Board of Directors (the “Board”) authorized a $400 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, other uses of cash, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our Board. As of June 29, 2014, the total remaining dollar amount of shares that may be repurchased under the program was approximately $83.3 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Tables of Contents

ITEM 5. OTHER INFORMATION
Quarterly Executive Incentive Payments

On August 5, 2014, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the second quarter of fiscal 2014 performance incentive plans. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our non-GAAP profit-before-taxes percentage as well as individual strategic, operational and financial goals established for each executive. The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement filed with the Securities and Exchange Commission on March 28, 2014) under the KEBP and the PBP in the second quarter of fiscal 2014:

Named Executive Officers	KEBP	PBP
T.J. Rodgers, President and Chief Executive Officer		$83,256
Thad Trent, Executive Vice President, Finance & Administration and Chief Financial Officer	$15,184
Paul Keswick, Executive Vice President, Marketing and IT	$22,007
Badri Kothandaraman, Executive Vice President, Data Communications Division	$17,039
Dana Nazarian, Executive Vice President, Memory Products Division	$18,350

Additionally, the Compensation Committee authorized quarterly and annual incentive payments under the KEBP totaling $113,816 to eight other senior executive officers who are not Named Executive Officers.

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

CYPRESS SEMICONDUCTOR CORPORATION

Date:	August 6, 2014	By:	/s/ THAD TRENT
Thad Trent
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