Form 10-Q
period 2014-09-28
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2014-10-31
CIK 791915

Tables of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————
FORM 10-Q
————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of outstanding shares of the registrant’s common stock as of October 26, 2014 was 161,238,508.

Tables of Contents

Tables of Contents

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to: our expected future amortization expense of intangible assets and minimum lease payments; our expectations that we will continue to enter into additional licensing arrangements in the future; our expectations regarding the timing and cost of our restructuring liabilities; our expectations, beliefs and strategies regarding our active litigation matters including our intent to defend or pursue those matters rigorously and the merits of our claims; our expectations regarding pricing pressure and our ability to moderate the impact of declining selling prices; the competitive advantage we believe we have with our proprietary programmable technologies and programmable products; our expectation that we will continue to make significant investments in our current business ventures as well as new ventures; our foreign currency exposure and the impact exchange rates could have on our operating margins; the adequacy of our cash, working capital positions and borrowing arrangements to provide sufficient liquidity and capital needs of the Company and our ability to obtain alternative financing should our current financing arrangement be deemed insufficient; our ability to recognize certain unrecognized tax benefits within the next twelve months and the events that could impact such tax benefits; our ability to execute our future investment strategy; our expectation that we will continue to investigate strategic acquisition and investment transactions; the impact of interest rate fluctuations on our investments; the utility of our non-GAAP reporting; the adequacy of our audits; the potential impact of or possible payments due under our indemnification obligations; and the impact of new accounting standards on our financial statements. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to: the state and future of the general economy and its impact on the markets and consumers we serve and our investments; our ability to timely deliver new proprietary and programmable technologies and products; the current credit conditions; our ability to expand our customer base; our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals; our ability to compete in our highly competitive industry and markets in the future; our ability to achieve our goals related to our restructuring activities; our success in our pending litigation matters; our ability to manage our investments and interest rate and exchange rate exposure; changes in the law; our ability to achieve liquidity in our investments; the failure or success of our Emerging Technologies Division; and/or the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013.

Tables of Contents

ITEM 1. FINANCIAL STATEMENTS
CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS*
(Unaudited)

	September 28, 2014	December 29, 2013
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$105,084	$86,009
Short-term investments	15,293	18,453
Accounts receivable, net	105,853	81,084
Inventories	88,790	100,612
Other current assets	29,094	33,555
Total current assets	344,114	319,713
Property, plant and equipment, net	244,298	258,585
Goodwill	65,696	65,696
Intangible assets, net	35,274	40,828
Other long-term assets	87,727	78,062
Total assets	$777,109	$762,884
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$33,462	$47,893
Accrued compensation and employee benefits	36,310	38,972
Deferred margin on sales to distributors	134,726	122,578
Dividends payable	17,727	16,850
Income taxes payable	3,023	3,034
Other current liabilities	79,375	76,515
Total current liabilities	304,623	305,842
Deferred income taxes and other tax liabilities	19,018	26,831
Long-term revolving credit facility	227,000	227,000
Other long-term liabilities	21,661	27,528
Total liabilities	572,302	587,201
Commitments and contingencies (Note 8)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 304,336 and 296,346 shares issued; 161,162 and 153,214 shares outstanding at September 28, 2014 and December 29, 2013, respectively	3,027	2,963
Additional paid-in-capital	2,681,923	2,665,453
Accumulated other comprehensive loss	(204)	(177)
Accumulated deficit	(383,416)	(397,849)
Stockholders’ equity before treasury stock	2,301,330	2,270,390
Less: shares of common stock held in treasury, at cost; 143,158 and 143,132 shares at September 28, 2014 and December 29, 2013, respectively	(2,090,494)	(2,090,233)
Total Cypress stockholders’ equity	210,836	180,157
Noncontrolling interests	(6,029)	(4,474)
Total equity	204,807	175,683
Total liabilities and equity	$777,109	$762,884
* Amounts as of September 28, 2014 are unaudited. Amounts as of December 29, 2013 were derived from the December 29, 2013 audited consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands, except per-share amounts)
Revenues	$187,516	$188,723	$541,400	$554,917
Costs and expenses:
Cost of revenues	90,633	97,070	271,425	292,793
Research and development	38,626	50,429	124,883	148,563
Selling, general and administrative	41,119	45,533	125,787	139,049
Amortization of acquisition-related intangible assets	1,701	1,987	5,334	5,983
Restructuring costs	(238)	3,693	(1,252)	15,826
Total costs and expenses	171,841	198,712	526,177	602,214
Operating income (loss)	15,675	(9,989)	15,223	(47,297)
Interest and other income (expense), net	(504)	427	(1,102)	3,030
Income (loss) before income taxes and noncontrolling interest	15,171	(9,562)	14,121	(44,267)
Income tax provision (benefit)	1,231	(774)	(2,987)	(9,971)
Equity in net loss of equity method investees	(1,386)	(471)	(3,666)	(1,245)
Net income (loss)	12,554	(9,259)	13,442	(35,541)
Adjust for net loss attributable to noncontrolling interests net of taxes	286	430	991	1,509
Net income (loss) attributable to Cypress	$12,840	$(8,829)	$14,433	$(34,032)
Net income (loss) per share attributable to Cypress:
Basic	$0.08	$(0.06)	$0.09	$(0.23)
Diluted	$0.08	$(0.06)	$0.09	$(0.23)
Cash dividend declared per share	$0.11	$0.11	$0.33	$0.33
Shares used in net income (loss) per share calculation:
Basic	159,759	149,679	157,594	147,551
Diluted	166,481	149,679	166,000	147,551
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Net income (loss)	$12,554	$(9,259)	13,442	$(35,541)
Other comprehensive income (loss), net of taxes:
Net change in unrealized gains (losses) on available for sale securities	(12)	(48)	(27)	1,033
Reclassification of net realized (gains) losses on available for sale securities included in net income (loss)	—	—	—	(1,063)
Other comprehensive income (loss)	(12)	(48)	(27)	(30)
Comprehensive income (loss)	12,542	(9,307)	13,415	(35,571)
Comprehensive loss attributable to noncontrolling interest	286	430	991	1,509
Comprehensive income (loss) attributable to Cypress	$12,828	$(8,877)	$14,406	$(34,062)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 28, 2014	September 29, 2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$13,442	$(35,541)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	43,421	52,143
Depreciation and amortization	35,366	36,932
Deferred income taxes	(7,759)	(15,191)
Restructuring costs	(1,252)	15,826
(Gain) Loss on sale or retirement of property and equipment, net	(290)	584
Equity in loss of investee	3,666	1,245
Other	272	(784)
Changes in operating assets and liabilities:
Accounts receivable, net	(24,769)	(25,280)
Inventories	9,766	28,124
Other current and long-term assets	8,428	1,423
Accounts payable and other liabilities	(14,617)	(19,722)
Deferred margin on sales to distributors	12,148	6,766
Net cash provided by operating activities	77,822	46,525
Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	14,401	53,461
Purchases of available-for-sale investments	(11,379)	(23,315)
Net employee distribution of deferred compensation plan	(810)	(1,247)
Acquisition of property, plant and equipment	(17,178)	(27,877)
Cash paid for equity investments	(18,400)	(4,361)
Proceeds from sale of equity investments	—	2,158
Proceeds from sale of held-for-sale equipment	3,240	—
Other	1,706	1,751
Net cash provided by (used in) investing activities	(28,420)	570
Cash flows from financing activities:
Line of credit proceeds	172,000	80,000
Repayment of line of credit	(172,000)	(85,000)
Withholding of common shares for tax obligations on vested restricted shares	(245)	(4,526)
Payment of dividends	(51,520)	(48,241)
Proceeds from employee equity awards	26,664	33,395
Repayment of equipment leases and loans, net	(5,544)	(7,533)
Yield Enhancement structured agreements settled in cash	318	—
Repayment of other financing agreements	—	(3,254)
Cash received for investment in subsidiary	—	1,411
Net cash used in financing activities	(30,327)	(33,748)
Net increase in cash and cash equivalents	19,075	13,347
Cash and cash equivalents, beginning of period	86,009	63,203
Cash and cash equivalents, end of period	$105,084	$76,550
Supplemental disclosures:
Dividends payable	$17,727	$16,578
Cash paid for taxes	$3,220	$5,386
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2014 and fiscal 2013 had 52 weeks. The third quarter of fiscal 2014 ended on September 28, 2014 and the third quarter of fiscal 2013 ended on September 29, 2013.

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
The condensed consolidated results of operations for the three and nine months ended September 28, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.
During the nine months ended September 28, 2014, the Company recorded out-of-period correcting adjustments to write off certain manufacturing and subcontractor costs that were capitalized within other current assets in previous periods. These corrections resulted in a decrease of net income of $2.6 million for the nine months ended September 28, 2014. The Company recorded these corrections, in the aggregate totaling $2.6 million, in cost of revenues in the nine months ended September 28, 2014. Management assessed the impact of these errors and concluded that the amounts were not material, either individually or in the aggregate, to any prior period or to the Q3 2014 interim or expected full year financial statements.
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
Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-15, "Presentation of Financial Statements - Going Concern." The amendment requires that an entity's management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity's ability to continue as a going concern additional disclosure is required to enable users of the financial statements to understand the conditions or events, management's evaluation of the significance of those conditions and management's plans to that are intended to alleviate or management's plans that have alleviated substantial doubt. The amendment is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not believe that the adoption of this guidance will have any material impact on our financial position or results of operations.

In June 2014, the FASB issued an ASU on stock compensation, ASU No. 2014-12, "Compensation - Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendment requires that a performance target that affects vesting and that

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendment is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Earlier adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of an Entity." This ASU 2014-08 amends the definition of a discontinued operation to include a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect of an entity's operations and financial results. This ASU will be effective beginning in 2015. The adoption of this ASU may have a material effect on our consolidated financial statements in the event that we were to divest of a component that meets the definition of a discontinued operation.

In May 2014, the FASB issued an ASU on revenue from contracts with customers, ASU No. 2014-09, "Revenue from Contracts with Customers." The standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.
In July 2013, the FASB issued an ASU on Income Taxes, ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This guidance is expected to reduce diversity in practice and is expected to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This guidance is effective for our interim and annual periods beginning after December 15, 2013. We adopted this guidance in the first quarter of fiscal 2014 and our adoption did not have a significant impact on our condensed consolidated financial statements.

NOTE 2. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying amount of goodwill at September 28, 2014 and at December 29, 2013 was $65.7 million, of which $33.9 million was in our Memory Products Division (MPD) and $31.8 million was in our Programmable Systems Division (PSD).
The following table presents details of our intangible assets:

	As of September 28, 2014			As of December 29, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$151,773	$(117,051)	$34,722	$151,773	$(111,673)	$40,100
Non-acquisition related intangible assets	10,523	(9,971)	552	10,423	(9,695)	728
Total intangible assets	$162,296	$(127,022)	$35,274	$162,196	$(121,368)	$40,828

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of September 28, 2014, the estimated future amortization expense of these intangible assets was as follows:

(In thousands)
2014 (remaining three months)	1,411
2015	5,643
2016	5,246
2017	5,221
2018 and future	17,753
Total future amortization expense	$35,274

NOTE 3. RESTRUCTURING
During fiscal 2013, we implemented a restructuring plan to reduce operating expenses as part of our 2013 corporate priorities. The plan included the termination of employees and the disposal of certain equipment located in our Bloomington, Minnesota facility. For the nine months ended September 29, 2013, we recorded restructuring charges of $15.2 million related to the Fiscal 2013 Restructuring Plan of which $6.7 million was related to property, plant and equipment, $8.0 million was related to personnel costs and $0.5 million was mainly related to the amounts payable upon the termination of agreements with certain distributor representatives.
The benefit recorded for the nine months ended September 28, 2014 primarily resulted from the gain on the sale of a previously restructured asset of approximately $0.6 million. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.
The following table summarizes the restructuring activities recorded for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Personnel costs	$—	$3,568	$(154)	$8,627
Impairment of property, plant and equipment	—	—	—	6,698
Other	(238)	125	(519)	501
Gain on sale of held-for-sale assets	—	—	(579)	—
Total restructuring charges (benefit)	$(238)	$3,693	$(1,252)	$15,826

A summary of the restructuring activities related to personnel costs, which are primarily in the U.S. is summarized as follows:

(In thousands)
Balance as of December 29 2013	$4,158
Release	(154)
Cash payments	(1,311)
Balance as of March 30, 2014	2,693
Cash payments	(896)
Balance as of June 29, 2014	1,797
Cash payment	(188)
Release	(238)
Balance as of September 28, 2014	1,371

The restructuring liability as of September 28, 2014 related primarily to personnel costs and is expected to be paid out within the next twelve months.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 4. BALANCE SHEET COMPONENTS
Accounts Receivable, Net

	As of
	September 28, 2014	December 29, 2013
	(In thousands)
Accounts receivable, gross	$109,327	$84,431
Allowance for doubtful accounts receivable and sales returns	(3,474)	(3,347)
Total accounts receivable, net	$105,853	$81,084

Inventories

	As of
	September 28, 2014	December 29, 2013
	(In thousands)
Raw materials	$4,848	$4,026
Work-in-process	64,673	71,948
Finished goods	19,269	24,638
Total inventories	$88,790	$100,612
Other Current Assets

	As of
	September 28, 2014	December 29, 2013
	(In thousands)
Prepaid expenses	$21,106	$26,364
Assets held-for-sale	—	2,260
Other current assets	7,988	4,931
Total other current assets	$29,094	$33,555
Other Long-term Assets

	As of
	September 28, 2014	December 29, 2013
	(In thousands)
Employee deferred compensation plan	$43,907	$42,351
Investments:
Equity securities	28,314	15,009
Other assets	15,506	20,702
Total other long-term assets	$87,727	$78,062

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Current Liabilities

	As of
	September 28, 2014	December 29, 2013
	(In thousands)
Employee deferred compensation plan	$44,225	$41,605
Restructuring accrual (see Note 3)	1,371	4,158
Capital lease-current portion (see Note 8)	2,708	2,659
Equipment loan-current portion (see Note 10)	2,893	2,825
Rebate reserve-current portion	8,156	2,445
Other current liabilities	20,022	22,823
Total other current liabilities	$79,375	$76,515

Other Long-term Liabilities

	As of
	September 28, 2014	December 29, 2013
	(In thousands)
Equipment loan–long-term portion (see Note 10)	$3,740	$5,918
Capital lease–long-term portion (see Note 8)	7,792	9,828
Other long-term liabilities	10,129	11,782
Total other long-term liabilities	$21,661	$27,528

NOTE 5. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis and our non-financial assets measured at fair value on a non-recurring basis:

	As of September 28, 2014			As of December 29, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$2,472	$—	$2,472	$29,719	$—	$29,719
Total cash equivalents	2,472	—	2,472	29,719	—	29,719
Short-term investments:
U.S. Treasuries	2,997	—	2,997	—	—	—
Corporate notes and bonds	—	7,807	7,807	—	14,677	14,677
Commercial paper	—	—	—	—	1,300	1,300
Federal Agency	—	3,620	3,620	—	—	—
Certificates of deposit	—	869	869	—	2,476	2,476
Non-financial assets held-for-sale	—	—	—	—	2,260	2,260
Total short-term investments	2,997	12,296	15,293	—	20,713	20,713
Employee deferred compensation plan assets:
Cash equivalents	3,364	—	3,364	3,941	—	3,941
Mutual funds	23,238	—	23,238	23,415	—	23,415
Equity securities	9,994	—	9,994	7,723	—	7,723
Fixed income	3,392	—	3,392	3,192	—	3,192
Money market funds	—	3,919	3,919	—	4,080	4,080
Total employee deferred compensation plan assets	39,988	3,919	43,907	38,271	4,080	42,351
Total financial assets	$45,457	$16,215	$61,672	$67,990	$24,793	$92,783
Financial Liabilities
Employee deferred compensation plan liability	$—	$44,225	$44,225	$—	$41,605	$41,605

Valuation Techniques:
There have been no changes to our valuation techniques used to measure our assets and liabilities. For a description of our valuation techniques, refer to our Form 10-K for the year ended December 29, 2013.
Assets Measured at Fair Value on a Nonrecurring Basis
As of September 28, 2014, the carrying value of our line of credit was $227.0 million. The carrying value of our line of credit approximates its fair value since it bears interest rates that are similar to existing market rates that would be offered to the Company and represents a Level 2 measurement.

Investments in Equity Securities

Our investments in equity securities include long-term investments in non-marketable equity securities of privately-held companies of approximately $28.2 million and $15.0 million as of September 28, 2014 and December 29, 2013, respectively.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Included in our non-marketable equity securities is our investment in a company that designs, develops and manufactures products in the area of advanced battery storage for mobile consumer devices. As of December 29, 2013, we had cumulatively invested $13.5 million in this company and accounted for it using the cost method. During the first quarter of fiscal 2014, our ownership in this company exceeded 20%, which required us to change the method of accounting from the cost method to the equity method for this investment. Under the equity method of accounting, we are required to record our interest in the investee's company's reported net income or loss for each reporting period. During the three and nine months ended September 28, 2014, we invested an additional $4.0 million and $15.0 million, respectively. As of September 28, 2014, we own approximately 26.2% of the company's outstanding voting shares and continue to use the equity accounting method for this investment. See Note 9 for additional disclosure related to the equity accounting method for this investment.
The remaining privately-held equity investments are accounted for under the cost method and are periodically reviewed for other-than-temporary declines in fair value.
We did not sell any of our investments in marketable securities in the first three quarters of fiscal 2014. In the first three quarters of 2013, we sold our investment in a marketable equity security for $2.2 million, which resulted in a realized gain of $1.1 million.
There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three and nine months ended September 28, 2014.

NOTE 6. INVESTMENTS AND EMPLOYEE DEFERRED COMPENSATION PLAN
Available-For-Sale Securities
The following tables summarize our available-for-sale and other investments:

	As of September 28, 2014				As of December 29, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Reported as cash equivalents:
Money market funds	$2,472	$—	$—	$2,472	$29,719	$—	$—	$29,719
Total cash equivalents	2,472	—	—	2,472	29,719	—	—	29,719
Reported as short-term investments:
U.S. Treasuries	2,997	—	—	2,997	—	—	—	—
Corporate note and bonds	7,817	2	(12)	7,807	14,667	10	—	14,677
Federal agency	3,620	—	—	3,620	—	—	—	—
Commercial paper	—	—	—	—	1,300	—	—	1,300
Certificates of deposit	869	—	—	869	2,476	—	—	2,476
Total short-term investments	15,303	2	(12)	15,293	18,443	10	—	18,453
Total available-for-sale securities and other investments	$17,775	$2	$(12)	$17,765	$48,162	$10	$—	$48,172

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of September 28, 2014, the contractual maturities of our available-for-sale investments and certificates of deposit were as follows (the table below does not include our investments in marketable equity securities and our assets held-for-sale):

	Cost	Fair Value
	(in thousands)
Maturing within one year	$7,587	$7,585
Maturing in one to three years	10,188	10,180
Maturing in more than three years	—	—
Total	$17,775	$17,765
There were no realized gains from sales and losses of available-for-sale investments during the nine months ended September 28, 2014. Realized gains from sales and losses of available-for-sale investments during the nine months ended September 29, 2013 was approximately $1.1 million.
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
Under the deferred compensation plan, the assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income, net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of September 28, 2014 and December 29, 2013, the fair value of the assets was $43.9 million and $42.4 million, respectively, and the fair value of the liabilities was $44.2 million and $41.6 million, respectively.
All non-cash expense and income recorded under the deferred compensation plan are included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income, net	$(247)	$2,091	$2,367	$4,810
Changes in fair value of liabilities recorded in:
Cost of revenues	(4)	(265)	(471)	(718)
Research and development expenses	(13)	(548)	(921)	(1,462)
Selling, general and administrative expenses	(24)	(1,181)	(2,085)	(3,187)
Total income (expense)	$(288)	$97	$(1,110)	$(557)

NOTE 7. STOCK-BASED COMPENSATION
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
The following table summarizes the stock-based compensation expense, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Cost of revenues	$3,766	$2,804	$10,450	$9,701
Research and development	2,089	6,806	13,633	18,686
Selling, general and administrative	6,427	9,701	19,338	23,756
Total stock-based compensation	$12,282	$19,311	$43,421	$52,143

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Cash proceeds from the issuance of shares under the employee stock plans were approximately $14.2 million and $26.7 million for the three and nine months ended September 28, 2014 and $17.8 million and $33.4 million for the three and nine months ended September 29, 2013. We did not recognize a tax benefit from stock option exercises for the three and nine months ended September 28, 2014 or September 29, 2013.
As of September 28, 2014 and December 29, 2013, stock-based compensation capitalized in inventories totaled $3.2 million and $5.3 million, respectively.
The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Stock options	$2,380	$2,234	$5,101	$6,645
Restricted stock units and restricted stock awards	8,720	15,600	34,297	37,415
Employee Stock Purchase Plan (“ESPP”)	1,182	1,477	4,023	8,083
Total stock-based compensation expense	$12,282	$19,311	$43,421	$52,143
The following table summarizes the unrecognized stock-based compensation expense, net of estimated forfeitures, by type of awards:

	As of
	September 28, 2014	Weighted- Average Amortization Period
	(In thousands)	(In years)
Stock options	$7,428	1.78
Restricted stock units and restricted stock awards	33,867	1.21
ESPP	1,722	0.59
Total unrecognized stock-based compensation balance	$43,017	1.28
Valuation Assumptions
We estimated the fair value of the stock options and ESPP awards using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Expected life	0.5-7.27 years	0.5-7.27 years	0.5-7.27 years	0.5-7.27 years
Volatility	33.6%-39.8	36.51%-42.7%	31.0%-39.8%	36.5%-46.3%
Risk-free interest rate	0.03%-1.8%	0.08%-1.9	0.03%-1.8%	0.08%-1.9%
Dividend yield	4.40%	3.82%	4.0%-4.4%	3.8%-4.2%
The fair value of the restricted stock units and the restricted stock awards was based on our stock price on the date of grant.
Equity Incentive Program
As of September 28, 2014, approximately 3.5 million stock options, or 1.9 million restricted stock units and restricted stock awards, were available for grant under the Amended and Restated 2013 Stock Plan and the 2012 Incentive Award Plan.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock Options:
The following table summarizes our stock option activities:

	Shares	Weighted- Average Exercise Price Per Share
	(In thousands, except per-share amounts)
Options outstanding as of December 29, 2013	19,060	$8.33
Granted	141	$10.03
Exercised	(401)	$5.59
Forfeited or expired	(289)	$11.93
Options outstanding as of March 30, 2014	18,511	$8.35
Granted	88	$10.31
Exercised	(388)	$5.01
Forfeited or expired	(374)	$10.86
Options outstanding as of June 29, 2014	17,837	$8.38
Granted	281	$10.33
Exercised	(1,985)	$3.77
Forfeited or expired	(230)	$12.31
Options outstanding as of September 28, 2014	15,903	$8.94
Options exercisable as of September 28, 2014	10,680	$7.56
The weighted-average grant-date fair value of the options granted during the three and nine months ended September 28, 2014 was $2.22 and $2.20, respectively. The weighted-average grant-date fair value of the options granted during the three and nine months ended September 29, 2013 was $2.88 and $2.67, respectively.
The aggregate intrinsic value of the options outstanding and options exercisable as of September 28, 2014 was approximately $38.4 million and $38.1 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of September 28, 2014 and does not include substantial tax payments.
The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was $14.0 million and $17.9 million during the three and nine months ended September 28, 2014, respectively, and $13.1 million and $23.3 million during the three and nine months ended September 29, 2013.
The total number of exercisable in-the-money options was approximately 5.3 million shares as of September 28, 2014.
As of September 28, 2014, stock options vested and expected to vest totaled approximately 15.2 million shares, with a weighted-average remaining contractual life of 4.2 years and a weighted-average exercise price of $8.84 per share.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Restricted Stock Units and Restricted Stock Awards
The following table summarizes our restricted stock unit and restricted stock award activities:

	Service-based Restricted Stock Units and Awards	Performance-based Restricted Stock Units	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of December 29, 2013	4,055	4,597	8,652	$11.97
Granted	394	3,239	3,633	$10.03
Released	(311)	(2,342)	(2,653)	$9.99
Forfeited	(117)	(1,750)	(1,867)	$11.12
Balance as of March 30, 2014	4,022	3,743	7,765	$11.54
Granted	272	123	395	$9.54
Released	(948)	(39)	(987)	$9.76
Forfeited	(130)	(58)	(188)	$12.62
Balance as of June 29, 2014	3,216	3,769	6,985	$10.88
Granted	546	30	576	$10.39
Released	(123)	(3)	(126)	$10.42
Forfeited	(69)	(52)	(121)	$11.57
Balance as of September 28, 2014	3,570	3,744	7,314	$11.32

The 7.3 million outstanding restricted stock units and awards as of September 28, 2014 included approximately 3.7 million of performance-based restricted stock units (“PARS”). These PARS were issued to certain senior-level employees in the first quarter of fiscal 2014 and can be earned over a period of one to two years, subject to the achievement of certain performance milestones set by the Compensation Committee. For more information regarding the performance milestones, refer to our Form 10-Q for the quarter ended March 30, 2014.

NOTE 8. COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
We lease certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2019. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values at the time of the extension.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of September 28, 2014, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2014 (remaining three months)	$1,593
2015	5,656
2016	3,641
2017	2,956
2018	520
2019 and thereafter	574
Total	$14,940

Capital Leases

In 2011, we entered into capital lease agreements which allow us to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. As of September 28, 2014, the gross value and net book value of manufacturing equipment purchased under these capital leases were approximately $20.5 million and $14.4 million, respectively. As of September 28, 2014, the total minimum lease payments under these capital leases amounted to approximately $10.5 million.

Assets purchased under all capital leases are included in “Property, plant and equipment, net” on our Condensed Consolidated Balance Sheet and the amortization is included in depreciation.
Future minimum payments by year under all the capitalized leases consist of the following:

Fiscal Year	(In thousands)
2014 (remaining three months)	$785
2015	2,937
2016	6,582
2017	599
Total minimum lease payments	10,903
Less: amount representing interest	403
Total	$10,500
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

The following table presents our warranty reserve activities:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Beginning balance	$3,267	$3,360	$2,628	$3,360
Settlements made	(681)	(98)	(1,221)	(276)
Provisions	146	98	1,325	276
Ending balance	$2,732	$3,360	$2,732	$3,360
Equity Investment Commitments

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

We have committed to purchase additional preferred stock from a company that works in the area of advanced battery storage. In July 2014, we invested an additional $4.0 million in this company. Subject to the attainment of certain milestones, we intend to purchase additional preferred stock of this company.
Litigation and Asserted Claims
Our seven-patent infringement case is currently pending against GSI’s static random access memory (“SRAM”) technology in the United Stated District Court for Northern California. We are seeking damages as well as injunctive relief in the case. We have received one Markman ruling addressing disputed claim terms for two of the seven patents, and a second Markman hearing is scheduled for October 28, 2014. To defend against our claims, GSI submitted petitions for inter-partes review with the PTO on five of our asserted patents. Four of these petitions were instituted by the PTO and the district court litigation will by stayed with respect to those four patents into 2015. We believe strongly in the merits of our patent infringement claims, and intend to take the steps necessary to protect our intellectual property.
With respect to the civil antitrust case filed by GSI in the United States District Court for the Northern California, fact discovery and expert discovery is now complete. We filed a motion for summary judgment in June 2014 and a hearing on the motion occurred on October 21, 2014. GSI’s case, which only names Cypress as a defendant, accuses the QDR Consortium, which was comprised of several other semiconductor companies, of certain anti-competitive behavior. Aside from injunctive relief, GSI’s expert has opined that GSI incurred monetary damages due to delayed introduction of SigmaQuad-III. We believe strongly that we have meritorious defenses to the allegations set forth in the GSI civil antitrust complaint and we intend to defend ourselves vigorously in this matter.
With respect to the litigation stemming from our acquisition of Ramtron, both the Dent and the Weber shareholder litigation cases have been dismissed with prejudice.
In the LongPath Capital, LLC (“LongPath”) appraisal case, filed with the Court of Chancery in the State of Delaware, Petitioner LongPath seeks an appraisal of the fair value of the common stock shares held by LongPath, and an order that Ramtron pay such fair value, plus interest. We believe LongPath’s petition is without merit and we are defending this matter vigorously. In June 2013, we paid the purchase price of $3.10 per share to LongPath, or approximately $1.5 million, to cut off the accrual of statutory interest on the principal. As a result, our potential exposure is limited to any premium on the purchase price that might be awarded by the court. A bench trial was held from October 7-9, 2014, in Wilmington, Delaware. The respective positions of the parties on valuation make it impossible for us to accurately estimate the potential exposure, if any, for this matter.
After extended licensing discussions were effectively abandoned by LG Electronics, Inc. (“LG”) and Blackberry Limited/Blackberry Corporation (“Blackberry”), on August 29, 2013, we filed a patent infringement complaint against LG in the federal district court in the Northern District of California, accusing certain of their products of infringing six of our USB and Touch patents. In August 2014, LG filed petitions for inter-partes review of the six patents and filed a motion to stay the case pending the PTO’s review of the petitions. The motion to stay is still pending, and we are currently engaged in discovery and the claim construction phase of the case. We filed a second complaint in the Northern District of California with respect to the same six USB and Touch patents against Blackberry on September 10, 2014. On November 4, 2013, Blackberry filed an answer to our complaint along with a counter-claim asserting three of their patents against us. On the same day, Blackberry filed a second patent infringement complaint in the Northern District of Texas, asserting two of its patents against us. We have reviewed all the asserted patents and are confident in our ability to defend ourselves. On January 31, 2014, we filed petitions for inter-partes review by the PTO on both of the patents asserted in the Northern District of Texas case, and both petitions have been instituted. In September 2014, BlackBerry filed petitions for inter-partes review with respect to all six Cypress patents. Also in September 2014, the parties agreed to dismiss the respective district court litigations without prejudice, but BlackBerry’s petitions for inter-partes review and the instituted proceedings involving the two BlackBerry patents remain pending. We believe strongly in the merits of our patent infringement claims, and intend to take the steps necessary to protect our intellectual property as well as the business interests of our non-infringing customers.
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
It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments we have made under these agreements have not had a material effect on our business, financial condition or results of operations. We believe that if we were to incur a loss in any of these matters, such loss would not have a material effect on our business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of September 28, 2014, we had no reason to believe a loss exceeding amounts already recognized had been incurred.

NOTE 9. EQUITY METHOD INVESTMENT

During the first fiscal quarter of fiscal 2014, we invested an additional $4.0 million in a battery company. The additional investment in this company increased our ownership interest in the company’s outstanding stock from 17.2% to 20.3% and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our interest in the company’s reported net income or loss for each reporting period. Additionally, we are required to present our prior period financial results to reflect the equity method of accounting from the date of the initial investment in the company which resulted in a $3.0 million adjustment to retained earnings and a corresponding reduction to our investment. During the three and nine months ended September 28, 2014, we invested an additional $4.0 million and $15.0 million, respectively. As of September 28, 2014, we own approximately 26.2% of the company's outstanding voting shares and continue to use the equity accounting method for this investment. Cypress's results of operations for the three months and nine months ended September 28, 2014 include a charge of $1.4 million and $3.7 million, respectively, for this investment. Cypress's recognized loss from this investment for the three months and nine months ended September 29, 2013 was $0.5 million and $1.2 million, respectively. These investee losses for fiscal 2014 and fiscal 2013 were recorded in "Other Income and Expense" on our Condensed Consolidated Statements of Operations.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 10. DEBT AND EQUITY TRANSACTIONS
Senior Secured Revolving Credit Facility

We have a $300 million senior secured revolving credit facility ("Credit Facility") in which the borrowings are collateralized by substantially all assets of the Company. The financial covenants include the following conditions: 1) maximum senior secured leverage ratio of 2.50 to 1.00 through January 1, 2017 and 2.25 to 1.0 thereafter, 2) maximum total leverage ratio of 4.25 to 1.00 through January 3, 2015, 3.50 to 1.00 through January 1, 2017, and 3.00 to 1.00 thereafter, 3) minimum fixed charge coverage ratio of 1.00 to 1.00, and 4) minimum liquidity of at least $100 million. At September 28, 2014, our outstanding borrowings of $227.0 million were recorded as part of long-term liabilities and are presented as “Long-term revolving credit facility” in the Condensed Consolidated Balance Sheet. As of September 28, 2014 and December 29, 2013, we were in compliance with all of the financial covenants under the Credit Facility.
Equipment Loans
In December 2011, we obtained equipment loans from a financial institution for an aggregate amount of approximately $14.1 million which are collateralized by certain manufacturing equipment and bear interest of 3.15% to 3.18% per annum payable in 60 equal installments with the first installment due January 2012. Of the $6.6 million outstanding balance as of September 28, 2014, approximately $2.9 million was recorded as part of “Other current liabilities” and $3.7 million was recorded as part of “Other long-term liabilities” in the Condensed Consolidated Balance Sheet.
The schedule of principal payments under our equipment loans is as follows:

Fiscal Year	(In thousands)
2014 (remaining three months)	$715
2015	2,915
2016	3,003
Total	$6,633
$400 Million Stock Buyback Program:
For the three and nine months ended September 28, 2014, repurchases made under this program were immaterial. Since we announced our $400 million stock buyback program in September 2011 through the end of the third quarter of fiscal 2014, we used approximately $316.7 million from this program to repurchase approximately 23.6 million shares at an average share price of $13.43. As of September 28, 2014, the total remaining dollar amount of shares that may be repurchased under the program was approximately $83.3 million.
Yield Enhancement Program
During the nine months ended September 28, 2014, we entered into two separate short-term yield enhanced structured agreements by paying $9.7 million in cash for each agreement. Both agreements had an average maturity of 41 days or less and matured in the third quarter of 2014. Upon maturity, we received cash of $9.9 million and $9.8 million from each agreement and recognized an aggregate income of $0.3 million during the three months ended September 28, 2014. Such income was recorded as interest and other income in our statement of operations for the three months ended September 28, 2014.
Dividends
On August 15, 2014, our Board of Directors approved a cash dividend of $0.11 per share payable to holders of record of our common stock at the close of business day on September 25, 2014. This cash dividend was paid on October 16, 2014 and totaled approximately $17.7 million which was accrued for and shown as “Dividends payable” in the Condensed Consolidated Balance Sheet as of September 28, 2014.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were as follows:

	Net unrealized gains (loss) on investments	Cumulative translation adjustment and other	Accumulated other comprehensive loss (income)
Balance as of December 29, 2013	$(183)	$6	$(177)
Other comprehensive income attributable to Cypress	(27)	—	(27)
Balance as of September 28, 2014	$(210)	$6	$(204)

NOTE 12. FOREIGN CURRENCY DERIVATIVES
The aggregate notional and fair value of outstanding forward contracts to hedge the risks associated with foreign currency denominated assets and liabilities as of December 29, 2013 was not material to our condensed consolidated financial statements. There were no outstanding forward contracts as of September 28, 2014.

NOTE 13. INCOME TAXES

Our income tax expense was $1.2 million for the three months ended September 28, 2014, and tax benefit was $0.8 million for the three months ended September 29, 2013. Our income tax benefit was $3.0 million and $10.0 million for the nine months ended September 28, 2014 and September 29, 2013, respectively. The tax expense for the third quarter was related to non-U.S. taxes on income earned in foreign jurisdictions, and the tax benefit for the first nine months of fiscal 2014 was primarily attributable to a release of previously accrued taxes and interest for the resolution of a foreign examination and expired statutes of limitations in domestic and foreign jurisdictions, offset by non-U.S. taxes on income earned in foreign jurisdictions. The tax benefit for the third quarter and first nine months of fiscal 2013 was primarily attributable to a release of previously accrued taxes and interest for the resolution of a foreign examination and expired statutes of limitations in domestic and foreign jurisdictions, offset by non-U.S. taxes on income earned in foreign jurisdictions.

Unrecognized Tax Benefits

As of September 28, 2014 and December 29, 2013, the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $12.1 million and $17.6 million, respectively.

Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and

•	expiration of statute of limitations on our tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We believe it is reasonably possible that we may recognize approximately $1.0 million to $1.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Classification of Interest and Penalties
Our policy is to classify interest and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of September 28, 2014 and December 29, 2013, the amount of accrued interest and penalties totaled $2.7 million and $5.8 million, respectively.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 14. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands, except per-share amounts)
Net income (loss) attributable to Cypress	$12,840	$(8,829)	$14,433	$(34,032)
Weighted-average common shares	159,759	149,679	157,594	147,551
Weighted-average diluted shares	166,481	149,679	166,000	147,551
Net income (loss) per share—basic	$0.08	$(0.06)	$0.09	$(0.23)
Net income (loss) per share—diluted	$0.08	$(0.06)	$0.09	$(0.23)

For the three and nine months ended September 28, 2014, approximately 8.4 million and 8.7 million weighted average potentially dilutive securities, respectively, were excluded in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.
For the three and nine months ended September 29, 2013, approximately 8.8 million and 7.6 million weighted average potentially dilutive securities, respectively, were excluded in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.
NOTE 15. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION
Segment Information
We design, develop, manufacture and market a broad range of programmable system solutions for various markets including consumer, computation, data communications, automotive, industrial and handset/mobile. We evaluate our reportable business segments in accordance with the accounting guidance. We operate in the following four reportable business segments:

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

MPD: Memory Products Division	A division that will continue to focus on our SRAM, FRAM and non-volatile business units and general-purpose programmable clocks.

DCD: Data Communications Division	A division focusing on USB controllers and WirelessUSB™ peripheral controllers, also offering module solutions including Trackpads and Ovation™ Optical Navigation Sensors.

ETD: Emerging Technologies Division	Our “startup” division includes AgigA Tech Inc. and Deca Technologies Inc., both majority-owned subsidiaries of Cypress. ETD also includes our foundry business and other development-stage activities.

The following tables set forth certain information relating to the reportable business segments:

Revenue

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Programmable Systems Division	$68,750	$78,135	$212,773	$224,961
Memory Products Division	92,179	88,743	259,084	259,098
Data Communications Division	19,091	18,884	52,670	62,927
Emerging Technologies Division	7,496	2,961	16,873	7,931
Total revenue	$187,516	$188,723	$541,400	$554,917

Income (Loss) before Income Taxes

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Programmable Systems Division	$(5,655)	$246	$(13,807)	$(16,763)
Memory Products Division	37,694	30,345	99,204	86,346
Data Communications Division	(1,364)	(2,192)	(7,168)	(5,170)
Emerging Technologies Division	(2,574)	(4,720)	(10,189)	(14,202)
Unallocated items:
Stock-based compensation	(12,282)	(19,311)	(43,422)	(52,143)
Amortization of acquisition-related intangibles	(1,701)	(2,817)	(9,052)	(9,142)
Restructuring charges	238	(3,693)	1,252	(15,826)
Changes in value of deferred compensation plan	(288)	97	(1,110)	(556)
Impairment of assets and other	(283)	(7,517)	(5,253)	(16,811)
Income (loss) before income taxes	$15,171	$(9,562)	$14,121	$(44,267)

Depreciation

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Programmable Systems Division	$3,518	$3,706	$10,500	$10,946
Memory Products Division	3,946	4,108	11,863	12,363
Data Communications Division	881	926	2,548	3,149
Emerging Technologies Division	1,748	1,005	4,791	3,679
Total depreciation	$10,093	$9,745	$29,702	$30,137

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Geographical Information
The following table presents our revenues by geographical locations:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
United States	$24,047	$18,432	$66,850	$57,587
Europe	26,407	21,932	74,528	60,641
Asia:
China	75,950	82,782	225,166	234,091
South Korea	17,636	22,328	58,021	79,784
Japan	15,963	19,344	46,549	49,307
Rest of the World	27,513	23,905	70,286	73,507
Total revenue	$187,516	$188,723	$541,400	$554,917

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	September 28, 2014	December 29, 2013
	(In thousands)
United States	$134,911	$149,977
Philippines	90,615	88,102
Other	18,772	20,506
Total property, plant and equipment, net	$244,298	$258,585
We track our assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, our chief operating decision maker does not review asset information on a segment basis.
Customer Information
Outstanding accounts receivable from four of our distributors, accounted for 14%, 12%, 10% and 10% of our consolidated accounts receivable as of September 28, 2014. Outstanding accounts receivable from three of our distributors, accounted for 17%, 12% and 11% of our consolidated accounts receivable as of December 29, 2013.
Revenue generated through two of our distributors accounted for 11% and 11% of our consolidated revenue for the three months ended September 28, 2014. Revenue through three of our distributors accounted for 11%, 11% and 10% of our consolidated revenue for the nine months ended September 28, 2014. One end customer which purchases our products both from our distributors and directly from us accounted for 8% and 10% of our consolidated revenue for the three and nine months ended September 28, 2014, respectively.
Revenue generated through two of our distributors accounted for 12% and 11% of our consolidated revenue for the three months ended September 29, 2013. Revenue generated through two of our distributors accounted for 11% and 10% of our consolidated revenue for the nine months ended September 29, 2013. Shipments made by our distributors to one end customer during the three and nine months ended September 29, 2013 accounted for 10% and 12% of our consolidated revenues, respectively.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 16. SUBSEQUENT EVENTS

On September 29, 2014, the Company, through its wholly-owned subsidiary, entered into an investment agreement with Hua Hong Semiconductor Limited (HHSL).  HHSL is the parent company of Grace Semiconductor Manufacturing  Corporation, which is one of our strategic foundry partners.  Under the investment agreement, the Company agreed to buy $10.0 million worth of HHSL’s ordinary shares in connection with their initial public offering ("IPO").  In October 2014, the Company purchased approximately 6.9 million shares of HHSL’s ordinary shares at the IPO price for $10.0 million pursuant to the investment agreement.

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

As stated in the Shareholder Letter contained in our 2013 Annual Report, our primary focus has been to resume revenue growth and increase profitability. For revenue growth, our revenue model is based on three underlying trends: increasing our SRAM market share and expanding our memory portfolio by introducing new products, a return to growth of our TrueTouch and PSoC revenue, and significant revenue growth from companies in our ETD. For profitability, we monitor our operating expenses closely to maintain our operating leverage as driven by various company-wide initiatives, including our World Wide Cost program to continuously reduce cost line items as well as a Human Resource effort to flatten our worldwide organization to reduce cost and efficiency. In order to achieve our goals on revenue growth and profitability, Cypress will continue to pursue the following strategies:

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

Tables of Contents

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

Results of Operations

Revenues

Our total revenues decreased approximately 0.6% in the three-month period ended September 28, 2014 and approximately 2.4% in the nine-month period ended September 28, 2014 compared to the same periods in the prior year. The decrease in revenues in the three- and nine-month periods ended September 28, 2014 compared to the same periods a year ago was driven by a decrease in our overall unit sales volume, which decreased by approximately 2% and 4% year-over-year, respectively. The decrease in the unit sales volume was primarily attributed to our PSD products where we experienced weakness in our end customers’ handset/mobile business demand. The overall average selling price of our products for the three and nine months ended September 28, 2014 remained relatively stable at $1.12 and $1.10, respectively, and are the same average prices for the three and nine months ended in the same periods one year ago.

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

The following table summarizes our consolidated revenues by segments:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Programmable Systems Division	$68,750	$78,135	$212,773	$224,961
Memory Products Division	92,179	88,743	259,084	259,098
Data Communications Division	19,091	18,884	52,670	62,927
Emerging Technologies Division	7,496	2,961	16,873	7,931
Total revenue	$187,516	$188,723	$541,400	$554,917

Programmable Systems Division:

Revenues from the Programmable Systems Division decreased by $9.4 million in the third quarter of fiscal 2014 and $12.2 million in the first three quarters of 2014, or approximately 12.0% and 5.4% compared to the same prior-year periods primarily attributable to a decrease in sales as we experienced weakness in our end customers’ handset/mobile business demand. The decrease was partially offset by an increase in sales of PSD products to industrial and automotive customers where we experienced a ramp in volume from recent design wins.

Memory Products Division:

Tables of Contents

Revenues from the Memory Products Division decreased by approximately $3.4 million, or 3.9%, in the third quarter of fiscal 2014 and was flat in the first three quarters of 2014 compared to the same prior-year period. The decline in the third quarter is primarily attributable to a decline in worldwide SRAM market, partially offset by an increase in revenue of our Non Volatile RAM products.
Data Communications Division:
Revenues from the Data Communications Division increased by $0.2 million in the third quarter of fiscal 2014 and decreased $10.3 million in the first three quarters of 2014, or approximately 1.1%, and 16.3%, respectively, compared to the same prior-year period. The decrease for the nine months ended September 28, 2014 was primarily due to the decreases in sales of our legacy USB-related products.
Emerging Technologies Division:
Revenues from the Emerging Technologies Division increased by $4.5 million in the third quarter of fiscal 2014 and $8.9 million in the first three quarters of 2014, or 153.2% and 113%, respectively, compared to the same prior-year period primarily due to the overall increase in demand as certain of our Emerging Technologies companies begin to ramp production with new customer design wins.
Cost of Revenues/Gross Margins

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Cost of revenues	$90,633	$97,070	$271,425	$292,793
Gross margin	51.7%	48.6%	49.9%	47.2%

In the third quarter and the first three quarters of fiscal 2014, gross margin increased by 3.1% and 2.7% percentage points, respectively, primarily due to product and customer mix and reduced impact of fair value adjustments related to acquired Ramtron inventory.
Research and Development (“R&D”) Expenses

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
R&D expenses	$38,626	$50,429	$124,883	$148,563
As a percentage of revenues	20.6%	26.7%	23.1%	26.8%

R&D expenditures decreased by $11.8 million in the third quarter of fiscal 2014 compared to the same prior-year period. The decrease was primarily attributable to a $4.8 million decrease in stock-based compensation, a $2.1 million decrease in consulting fees and other outside services, a $1.8 million decrease in variable bonus-related expense, a $0.5 million decrease in deferred compensation expense, a $0.5 million decrease in purchased technology and expensed assets and other individually minor items, partially offset by a $0.9 million increase in headcount-related expenses.

R&D expenditures decreased by $23.7 million in the first three quarters of fiscal 2014 compared to the same prior-year period. The decrease was primarily attributable to a decrease in consulting fees and other outside services of $6.7 million, a $4.8 million decrease in stock-based compensation, a $3.2 million decrease in variable bonus-related expenses, a $1.1 million decrease in purchased technology and expensed assets, a $0.5 million decrease in deferred compensation expense and other individually minor items. As a percentage of revenues, R&D expenses were lower in the first three quarters of fiscal 2014 driven by a company-wide effort to reduce overall operating expenses.

Tables of Contents

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
SG&A expenses	$41,119	$45,533	$125,787	$139,049
As a percentage of revenues	21.9%	24.1%	23.2%	25.1%

SG&A expenses decreased by $4.4 million in the third quarter of fiscal 2014 compared to the same prior-year period. The decrease was primarily attributable to a $3.3 million decrease in stock-based compensation expense, a decrease in deferred compensation of $1.2 million, a $1.1 million decrease in headcount-related expenses which was driven by a company-wide effort to reduce costs, and a $0.9 million decrease in variable bonus-related expenses. These decreases were partially offset by an increase in professional and other outside services of $2.6 million.

SG&A expenses decreased by $13.3 million in the first three quarters of fiscal 2014 compared to the same prior-year period. The decrease was primarily attributable to a $8.5 million decrease in headcount-related expenses which was driven by a company-wide effort to reduce costs, a $4.4 million decrease in stock-based compensation expense, and a $2.2 million decrease in variable bonus-related expense. These decreases were partially offset by an increase in professional services of $5.1 million. As a percentage of revenues, SG&A expenses were lower in the first three quarters of fiscal 2014 driven by a company-wide effort to reduce overall operating expenses.

Restructuring
During fiscal 2013, we implemented a restructuring plan to reduce operating expenses as part of our 2013 corporate priorities. The plan included the termination of employees and the disposal of certain equipment located in our Bloomington, Minnesota facility. For the nine months ended September 29, 2013, we recorded restructuring charges of $15.2 million related to the Fiscal 2013 Restructuring Plan of which $6.7 million was related to property, plant and equipment, $8.0 million was related to personnel costs and $0.5 million was mainly related to the amounts payable upon the termination of agreements with certain distributor representatives.
The benefit recorded for the nine months ended September 28, 2014 primarily resulted from the gain on the sale of a previously restructured asset of approximately $0.6 million. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.
The following table summarizes the restructuring activities recorded for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In thousands)
Personnel costs	$—	$3,568	$(154)	$8,627
Impairment of property, plant and equipment	—	—	—	6,698
Other	(238)	125	(519)	501
Gain on sale of held-for-sale assets	—	—	(579)	—
Total restructuring charges (benefit)	$(238)	$3,693	$(1,252)	$15,826

A summary of the restructuring activities related to personnel costs, which are primarily in the U.S. is summarized as follows:

Tables of Contents

(In thousands)
Balance as of December 29 2013	$4,158
Release	(154)
Cash payments	(1,311)
Balance as of March 30, 2014	2,693
Cash payments	(896)
Balance as of June 29, 2014	1,797
Release	(238)
Balance as of September 28, 2014	1,371

The restructuring liability as of September 28, 2014 related primarily to personnel costs and is expected to be paid out within the next twelve months.
Income Taxes

Our income tax expense was $1.2 million for the three months ended September 28, 2014, and tax benefit was $0.8 million for the three months ended September 29, 2013. Our income tax benefit was $3.0 million and $10.0 million for the nine months ended September 28, 2014 and September 29, 2013, respectively. The tax expense for the third quarter was related to non-U.S. taxes on income earned in foreign jurisdictions, and the tax benefit for the first nine months of fiscal 2014 was primarily attributable to a release of previously accrued taxes and interest for the resolution of a foreign examination and expired statutes of limitations in domestic and foreign jurisdictions, offset by non-U.S. taxes on income earned in foreign jurisdictions. The tax benefit for the third quarter and first nine months of fiscal 2013 was primarily attributable to a release of previously accrued taxes and interest for the resolution of a foreign examination and expired statutes of limitations in domestic and foreign jurisdictions, offset by non-U.S. taxes on income earned in foreign jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes information regarding our cash and investments and working capital:

	As of
	September 28, 2014	December 29, 2013
	(In thousands)
Cash and cash equivalents	$105,084	$86,009
Short-term investments	15,293	18,453
Total cash, cash equivalents and short-term investments	$120,377	$104,462
Total current assets	$344,114	$319,713
Total current liabilities	304,623	305,842
Working capital	$39,491	$13,871

Key Components of Cash Flows

	Nine Months Ended
	September 28, 2014	September 29, 2013
	(In thousands)
Net cash provided by operating activities	$77,822	$46,525
Net cash provided by (used in) investing activities	$(28,420)	$570
Net cash used in financing activities	$(30,327)	$(33,748)
Nine Months Ended September 28, 2014
During the nine months ended September 28, 2014, cash and cash equivalents increased by approximately $19.1 million primarily due to the cash we generated from our operating activities of approximately $77.8 million This increase was partially

Tables of Contents

offset by the $30.3 million of cash we used in our financing activities, principally related to our dividend payment of $51.5 million and $28.4 million of cash used in our investing activities.
Operating Activities
The $77.8 million in cash generated from our operating activities during the nine months ended September 28, 2014 was primarily due to $73.4 million in net non-cash adjustments to our net income, an increase in deferred margin on sales to distributors, and decreases in inventories and other assets, partially offset by an increase in accounts receivable, and a decrease in accounts payable and other liabilities.
The key changes in our working capital as of September 28, 2014 compared to December 29, 2013 were as follows:

•	Accounts receivable increased by $24.8 million primarily due to an increase in distributor shipments in the latter-half of our third quarter.

•
Inventories decreased by $11.8 million compared to December 29, 2013 due in part to reduced wafer starts to manage our production and an increase in distributor shipments in the latter-half of the quarter.

•	Deferred margin on sales to distributors increased by $12.1 million due to inventory mix in the distribution channel.

•	Accounts payable and other accrued liabilities decreased by $14.4 million primarily due to timing of accounts payable invoices.
Investing Activities
During the nine months ended September 28, 2014, we used approximately $28.4 million of cash from our investing activities primarily due to $14.4 million the sales or maturities of investments and proceeds from the sale of restructured equipment totaling $3.2 million, partially offset by $17.2 million of cash used for property and equipment expenditures, $18.4 million cash paid as an additional investment in certain equity securities and $11.4 million cash used for the purchase of investments.
Financing Activities
During the nine months ended September 28, 2014, we used approximately $30.3 million of cash from our financing activities primarily related to a $51.5 million dividend payment and $5.5 million used to repay equipment leases and loan. These decreases were partially offset by net proceeds from the issuance of common shares under our employee stock plans of $26.7 million.
Liquidity and Contractual Obligations
Stock Buyback Program
On September 20, 2011, our Board of Directors authorized a $400 million stock buyback program. For the three months ended September 28, 2014, repurchases made under this program were immaterial. As of September 28, 2014, the total remaining dollar value of the shares that may be repurchased under the program was approximately $83.3 million.
Yield Enhancement Program
During the nine months ended September 28, 2014, we entered into two separate short-term yield enhanced structured agreements by paying $9.7 million in cash for each agreement. Both agreements had an average maturity of 41 days or less and matured in the third quarter of 2014. Upon maturity, we received cash of $9.9 million and $9.8 million from each agreement and recognized an aggregate income of $0.3 million during the three months ended September 28, 2014. Such income was recorded as interest and other income in our statement of operations for the three months ended September 28, 2014.

Tables of Contents

Contractual Obligations
The following table summarizes our contractual obligations as of September 28, 2014:

	Total	2014	2015 and 2016	2017 and 2018	After 2018
	(In thousands)
Purchase obligations (1)	$74,881	$71,360	$3,521	$—	$—
Equipment loan	6,633	715	5,918	—	—
Operating lease commitments	14,940	1,593	9,297	3,476	574
Capital lease commitments	10,903	785	9,519	599	—
Senior Secured Revolving Credit Facility	227,000	—	—	227,000	—
Patent license fee commitments (2)	5,880	—	5,880	—	—
Total contractual obligations	$340,237	$74,453	$34,135	$231,075	$574

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

As of September 28, 2014, our unrecognized tax benefits were $12.1 million, which were classified as long-term liabilities. We believe it is possible that we may recognize approximately $1.0 million to $1.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Equity Investment Commitments
As disclosed in Note 8, we have committed to purchase additional preferred stock from a company that operates in the area of advanced battery storage. During the three months ended September 28, 2014, we purchased $4.0 million of preferred stock which was recorded as part of our investments in non-marketable securities. Subject to the attainment of certain milestones, we may purchase additional preferred stock of this company.

On September 29, 2014, the Company, through its wholly-owned subsidiary, entered into an investment agreement with Hua Hong Semiconductor Limited (HHSL).  HHSL is the parent company of Grace Semiconductor Manufacturing  Corporation, which is one of our strategic foundry partners.  Under the investment agreement, the Company agreed to buy $10.0 million worth of HHSL’s ordinary shares in connection with their initial public offering ("IPO").  In October 2014, the Company purchased approximately 6.9 million shares of HHSL’s ordinary shares at the IPO price for $10.0 million pursuant to the investment agreement.
Capital Resources and Financial Condition
Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities, payments of regularly scheduled cash dividends, the repayment of our short-term debt, and the purchase of our stock through our stock buyback program. As of September 28, 2014, in addition to $105.1 million in cash and cash equivalents, we had $15.3 million invested in short-term investments for a total cash, cash equivalents and short-term investment position of $120.4 million that is available for use in our current operations.
As of September 28, 2014, approximately 16% of our cash, cash equivalents and available-for-sale investments are held in offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.
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

Tables of Contents

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

	Three Months Ended
	September 28, 2014	September 29, 2013
	(In thousands, except per share amounts)
Non-GAAP gross margin	$100,350	$101,507
Non-GAAP research and development expenses	$36,293	$41,978
Non-GAAP selling, general and administrative expenses	$34,732	$34,416
Non-GAAP operating income	$29,325	$25,113
Non-GAAP net income attributable to Cypress	$26,538	$21,544
Non-GAAP net income per share attributable to Cypress—diluted	$0.16	$0.14

CYPRESS SEMICONDUCTOR CORPORATION
RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES
(In thousands, except per-share data)
(Unaudited)

	Three Months Ended
	September 28, 2014	% of Revenue	September 29, 2013	% of Revenue
GAAP gross margin	$96,883	51.7%	$91,653	48.6%
Stock-based compensation expense	3,766	2.0%	2,804	1.5%
Acquisition-related expenses	—	—%	265	0.1%
Changes in value of deferred compensation plan	4	—%	6,849	3.6%
Impairment of assets and other	(303)	(0.2)%	(64)	—%
Tax and tax-related items	—	—%	—	—%
Non-GAAP gross margin	$100,350	53.5%	$101,507	53.8%

Tables of Contents

GAAP research and development expenses	$38,626		$50,429
Stock-based compensation expense	(2,089)		(6,806)
Acquisition-related expenses	—		(19)
Changes in value of deferred compensation plan	(13)		(548)
Impairment of assets and other	(231)		(1,078)
Non-GAAP research and development expenses	$36,293		$41,978
GAAP selling, general and administrative expenses	$41,119		$45,533
Stock-based compensation expense	(6,427)		(9,701)
Acquisition-related expenses	—		(366)
Changes in value of deferred compensation plan	(24)		(1,181)
Impairment of assets and other	64		131
Non-GAAP selling, general and administrative expenses	$34,732		$34,416
GAAP operating income (loss)	$15,675		$(9,989)
Stock-based compensation expense	12,282		19,311
Acquisition-related expenses	1,701		9,221
Changes in value of deferred compensation plan	41		1,994
Impairment of assets and other	(136)		883
Restructuring charges	(238)		3,693
Tax and tax-related items	$—		$—
Non-GAAP operating income	$29,325		$25,113
GAAP pretax profit	$15,171	8.1%	$(9,562)	(5.1)%
Stock-based compensation expense	12,282	6.5%	$19,311	10.2%
Acquisition-related expenses	1,701	0.9%	$9,221	4.9%
Changes in value of deferred compensation plan	288	0.2%	$(97)	—%
Impairment of assets and other	(137)	(0.1)%	$883	0.4%
Restructuring charges	(238)	(0.1)%	$3,693	2.1%
Tax and tax-related items	(966)	(0.5)%	$231	—%
Investment-related gains/losses	1,386	0.7%	$—	—%
Non-GAAP pretax profit	$29,487	15.7%	$23,680	12.5%
GAAP net income (loss) attributable to Cypress	$12,840		$(8,829)
Stock-based compensation	12,282		19,311
Acquisition-related expenses	1,701		9,221
Changes in value of deferred compensation plan	288		(97)
Impairment of assets and other	(136)		883
Restructuring charges	(238)		3,693
Tax and tax-related items	(1,585)		(2,638)
Losses from equity method investment	1,386		—
Non-GAAP net income attributable to Cypress	$26,538		$21,544
GAAP net income (loss) per share attributable to Cypress-diluted	0.08		$(0.06)
Stock-based compensation expense	0.07		0.12
Acquisition-related expenses	0.01		0.02
Impairment of assets and other	—		0.05
Restructuring charges	—		0.02
Tax and tax-related items	(0.01)		(0.02)
Losses from equity method investment	0.01		—
Non-GAAP share count adjustment	—		0.01
Non-GAAP net income attributable to Cypress-diluted	$0.16		$0.14

Tables of Contents

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks
Our investment portfolio consists of a variety of financial instruments that expose us to interest rate risk, including, but not limited to, money market funds, commercial paper and corporate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in stockholders’ equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three month period ended September 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
If we are unable to obtain stockholder approval of additional shares for our share-based compensation award programs in the future, we could be at a competitive disadvantage in the marketplace for qualified personnel.
Our compensation program, which includes cash and share-based compensation award components, has been instrumental in attracting, hiring, motivating, and retaining qualified personnel. Competition for qualified personnel in our industry is extremely intense, particularly for engineering and other technical personnel. Our success depends on our continued ability to attract, hire, motivate, and retain qualified personnel and our share-based compensation award programs provide us with a competitive compensatory tool for this purpose. The continued use of our share-based compensation program is necessary for us to compete for engineering and other technical personnel and professional talent. In the future, if we are unable to obtain stockholder approval of additional shares for our share-based compensation award programs, we could be at a competitive disadvantage in the marketplace for qualified personnel.

We invest in companies for strategic reasons and may not realize a return on our investments.

We make investments in companies around the world to further our strategic objectives and support key business initiatives. These investments include equity or debt instruments of public or private companies, and many of these instruments are non-marketable at the time of our initial investment. Companies range from early-stage companies that are still defining their strategic direction to more mature companies with established revenue streams and business models. The companies in which we invest may fail if they are unprofitable or are unable to secure additional funding, obtain favorable terms for future financings, or participate in liquidity events such as public offerings, mergers, and private sales. If any of these companies fail, we could lose all or part of our investment. If we determine that an other-than-temporary decline in the fair value exists for an investment, we write down the investment to its fair value and recognize a loss, impacting gains (losses) on equity investments, net.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
On September 20, 2011, our Board of Directors (the “Board”) authorized a $400 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, other uses of cash, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our Board. As of September 28, 2014, the total remaining dollar amount of shares that may be repurchased under the program was approximately $83.3 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Tables of Contents

ITEM 5. OTHER INFORMATION
Quarterly Executive Incentive Payments

On October 29, 2014, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the third quarter of fiscal 2014 performance incentive plans. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our non-GAAP profit-before-taxes percentage as well as individual strategic, operational and financial goals established for each executive. The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement filed with the Securities and Exchange Commission on March 28, 2014) under the KEBP and the PBP for the third quarter of fiscal 2014:

Named Executive Officers	KEBP	PBP
T.J. Rodgers, President and Chief Executive Officer	$—	$17,724
Thad Trent, Executive Vice President, Finance & Administration and Chief Financial Officer	$9,667	$—
Paul Keswick, Executive Vice President, Marketing and IT	$10,653	$—
Badri Kothandaraman, Executive Vice President, Data Communications Division	$—	$—
Dana Nazarian, Executive Vice President, Memory Products Division	$4,149	$—

Additionally, the Compensation Committee authorized quarterly incentive payments under the KEBP totaling $39,610 to five other senior executive officers who are not Named Executive Officers.

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

CYPRESS SEMICONDUCTOR CORPORATION

Date:	October 31, 2014	By:	/s/ THAD TRENT
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