Form 10-K
period 2014-12-28
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2015-02-17
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014
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
Large accelerated filer    ☒        Accelerated filer    ☐        Non-accelerated filer    ☐        Smaller reporting company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 29, 2014 as reported on the NASDAQ Global Select Market, was approximately $1.7 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 5, 2015, 165,333,335 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be filed pursuant to Regulation 14A for the year ended December 28, 2014 are incorporated by reference in Items 10 - 14 of Part III of this Annual Report on Form 10-K.

Tables of Contents

FORWARD-LOOKING STATEMENTS
The discussion in this Annual Report on Form 10-K contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to our manufacturing strategy, the expected timing and costs related to our proposed merger with Spansion, our ability to execute on planned synergies with the proposed merger, our expectation regarding dividends and stock repurchases, our expectations regarding future technology transfers and other licensing arrangements, our expectations regarding the timing and cost of our restructuring liabilities, our expectations regarding our active litigation matters, our intention to appeal the GSI ruling and our intent to defend ourselves in those matters; the competitive advantage we believe we have with our patents as well as our proprietary programmable technologies and programmable products, our backlog as an indicator of future performance, the risk associated with our yield investment agreements, our foreign currency exposure and the impact exchange rates could have on our operating margins, the adequacy of our cash and working capital positions, the value and liquidity of our investments, including auction rate securities and our other debt investments, our ability to recognize certain unrecognized tax benefits within the next twelve months as well as the resolution of agreements with various foreign tax authorities, our investment strategy, the impact of interest rate fluctuations on our investments, the volatility of our stock price, the adequacy of our real estate properties, the utility of our non-GAAP reporting, the adequacy of our audits, the potential impact of our indemnification obligations and the impact of new accounting standards on our financial statements. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Annual Report on Form 10-K for any number of reasons, including, but not limited to, the state and future of the general economy and its impact on the markets and consumers we serve and our investments; our reliance on regulators and shareholders to approve our proposed merger with Spansion, our ability to timely deliver our proprietary and programmable technologies and products, the current credit conditions; our ability to expand our customer base, our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our success in our pending litigation matters, our ability to manage our investments and interest rate and exchange rate exposure; changes in the law, the results of our pending tax examinations; our ability to achieve liquidity in our investments, the failure or success of our Emerging Technology division and/or the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Annual Report on Form 10-K.

Tables of Contents

PART I
ITEM 1.
General
Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and exceptional system value. Cypress offerings include our flagship PSoC® 1, PSoC 3, PSoC 4 and PSoC 5LP programmable system-on-chip families. Cypress is the world leader in capacitive user interface solutions including CapSense® touch sensing, TrueTouch® touchscreens, and trackpad solutions for notebook PCs and peripherals. Cypress is also a significant participant in Universal Serial Bus (USB) controllers, which enhance connectivity and performance in a wide range of consumer and industrial products. Cypress is also the world leader in static random access memory (SRAM) and nonvolatile RAM memories. Cypress serves numerous major markets, including industrial, mobile handsets, consumer, computation, data communications, automotive, and military.
Cypress was incorporated in California in December 1982. The initial public offering took place in May 1986, at which time our common stock commenced trading on the NASDAQ National Market. In February 1987, we were reincorporated in Delaware. Our stock is listed on the NASDAQ Global Select Market under the ticker symbol “CY”.
Our corporate headquarters are located at 198 Champion Court, San Jose, California 95134, and our main telephone number is (408) 943-2600. We maintain a website at www.cypress.com . The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.
Our fiscal 2014 ended on December 28, 2014, fiscal 2013 ended on December 29, 2013, and fiscal 2012 ended on December 30, 2012.
Business Segments
As of the end of fiscal 2014, our organization included the following business segments:

Business Segments	Description
Memory Products Division (MPD)
MPD focuses on static random access memory (SRAM), nonvolatile RAMs and general-purpose programmable clocks. Its purpose is to enhance our No. 1 position in SRAMs and nonvolatile RAMs and invent new and related products.

Data Communications Division (DCD)
DCD focuses on USB controllers and Bluetooth® Low Energy and WirelessUSB™ solutions for industrial, handset and consumer applications. It also includes module solutions such as Trackpads and Ovation™ Optical Navigation Sensors (ONS).

Programmable Systems Division (PSD)
PSD focuses primarily on our PSoC® programmable system-on-chip and PSoC-based products. This business segment focuses on (1) the PSoC platform family of devices and all derivatives, including PSoC Bluetooth Low Energy solutions for the Internet of Things, (2) PSoC-based user interface products such as CapSense® capacitive-sensing and TrueTouch® touchscreen products, and (3) automotive products.

Emerging Technologies Division (ETD)	Also known as our “startup” division, ETD includes subsidiaries AgigA Tech Inc. and Deca Technologies Inc. and our foundry business and other development-stage activities.
For additional information on our segments, see Note 20 of Notes to Consolidated Financial Statements under Item 8.
Recent Developments

On December 1, 2014, Cypress announced that it entered into a definitive agreement to merge with Spansion, Inc., a leading designer, manufacturer and developer of embedded systems semiconductors, in an all-stock, tax-free transaction. The post-merger company is expected to generate approximately $2 billion in revenue annually and realize more than $135 million in cost synergies on an annualized basis within three years, and create a leading global provider of microcontrollers and specialized memories needed in today's embedded systems.  Under the terms of the agreement, Spansion shareholders will receive 2.457 Cypress shares for each Spansion share they own. The shareholders of each company will initially own

Tables of Contents

approximately 50 percent of the post-merger company.  The closing of the transaction is subject to customary conditions, including approval by Cypress and Spansion stockholders.  The transaction has been unanimously approved by the boards of directors of both companies.  As of the date of this report, we have successfully obtained all necessary approvals from regulators in the U.S., Germany and Japan, and our Registration Statement on Form S-4 (a joint proxy statement/prospectus) was declared effective by the United States Securities and Exchange Commission on February 5, 2015. We expect the deal to close in the first fiscal quarter of 2015.  Upon consummation, we expect to account for the merger under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standard Topic 805, Business Combinations, with Cypress treated as the accounting acquirer.

Business Strategies
Cypress is committed to managing its expenses and to maintaining a strong balance sheet. We maintain many of our business operations in low-cost centers, including India, the Philippines and China. In addition, we are using foundry partners to supplement our manufacturing needs.
In 2012, Cypress acquired Ramtron International Corporation (“Ramtron”) for a purchase price of $109.4 million. Ramtron was a leading provider of high-speed, non-volatile memory based in Colorado Springs, Colorado. Ramtron’s ferroelectric RAM (F-RAM) based products complement Cypress’s nvSRAM product line, enabling Cypress to offer the industry’s most comprehensive high-speed, non-volatile memory offering for mission-critical applications. Cypress also introduced the PSoC® 5LP Programmable System-on-Chip family of low-power, precision analog devices for a wide variety of industrial, medical and consumer applications. The Company also delivered a new TrueTouch® family called TrueTouch Gen4X, which offers the industry’s best touchscreen performance in the presence of noise sources such as low-cost phone chargers.
In 2013, Cypress introduced two key product platforms: the PSoC 4 programmable system-on-chip architecture and the TrueTouch Gen5 family of touchscreen controllers. PSoC 4 provides customers with a sophisticated 32-bit ARM® Cortex™-M0 processor and the high-performance analog and digital circuitry of PSoC 3 and PSoC 5LP, all in a small-footprint, low-power single-chip solution. The Gen5 family features patented analog sensing technology that delivers flawless touchscreen performance in the presence of electronic noise from chargers and displays.
In 2014, Cypress introduced the CapSense MBR3 mechanical button replacement family and the industry’s most integrated one-chip Bluetooth Low Energy solutions for the Internet of Things. The low-cost CapSense MBR3 capacitive touch-sensing controllers do not require coding, enabling designers to quickly implement sleek, reliable user interfaces for a broad range of markets. They offer leading noise immunity, proximity sensing and water tolerance. The new PSoC 4 BLE offers unprecedented ease-of-use and integration in a customizable solution for IoT applications, home automation, healthcare equipment, sports and fitness monitors, and other wearable devices. The PRoC™ BLE programmable radio-on-chip provides a cost-effective, turnkey solution for wireless human interface devices, remote controls and toys.
Our primary focus has been to resume revenue growth and increase profitability. For revenue growth, our revenue model is based on three underlying trends: increasing our SRAM market share and expanding our memory portfolio by introducing new products, a return to growth of our revenue from PSoC platform family of devices and derivatives, increasing our DCD revenue by introducing new products such as USB 3.0 and Bluetooth® Low Energy solutions for industrial, handset and consumer applications, and significant revenue growth from companies in ETD. For profitability, we monitor our operating expenses closely to maintain our operating leverage as driven by various company-wide initiatives, including our World Wide Cost program to continuously reduce cost line items as well as a Human Resource effort to flatten our worldwide organization to reduce cost and efficiency. In order to achieve our goals on revenue growth and profitability, Cypress will continue to pursue the following strategies:

•
Drive profitability. Cypress has implemented and maintained a tight, corporate wide focus on gross margin and operating expenses. We are committed to maintaining our current strong operating expense management even with revenue growth, continued new product development, and investments in our Emerging Technologies Division.

•
Drive programmability, extend leadership and drive PSoC proliferation. We continue to define, design and develop new programmable products and solutions that offer our customers increased flexibility and efficiency, higher performance, and higher levels of integration with a focus on analog functionality. We continue to drive PSoC adoption in large market segments.

•
Focus on large and growing markets. We continue to pursue business opportunities in large and growing markets, including handheld and human interface/consumer devices, personal health monitoring and other wearable technologies, industrial sensing and control, mobile accessories, automotive and system management.

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
Product/Service Overview
Programmable Solutions Division (PSD):
The Programmable Solutions Division designs and develops solutions for many of the world’s leading end-product manufacturers. Its programmable product offerings are the linchpin of our programmable solutions strategy. This division’s products include PSoC® devices, CapSense® touch-sensing controllers, TrueTouch® touchscreen solutions and automotive products. PSoC products are used in various Internet of Things applications, industrial equipment, mass storage, household appliances, laptop computers and toys. TrueTouch touchscreen products are used in mobile phones, tablets, e-readers, wearables, GPS, automobiles, digital cameras and other mobile systems. CapSense products are used in any application that employs buttons or sliders, including handsets and various other consumer, industrial and automotive applications, as well as for liquid-level sensing and proximity-sensing applications.
The following table summarizes the markets and certain applications related to our products in this segment:

Products	Markets	Applications
PSoC® 1, PSoC 3, PSoC 4 and PSoC 5LP	Consumer, handsets, Industrial, medical, communications, automotive
Internet of Things applications, industrial and automotive control applications, digital still and video cameras, home appliances, handheld devices and accessories, notebook computers, LCD monitors, medical devices, mice, keyboards, toys, e-Bikes and many other applications.

TrueTouch®	Handsets, consumer, computation, automotive, communication, gaming	Smartphones and superphones, tablets, e-readers, wearables, portable media players, cameras, automotive infotainment systems, video games, GPS systems, and other applications.

CapSense®	Handsets, consumer, industrial, computation, white goods, communication, automotive	Notebook computers and PCs, home appliances, handheld devices, wearables, automotive control pads/media centers, digital cameras, toys, consumer products and many other applications.
PSoC Programmable System-on-Chip products. Our PSoC products are highly integrated, high-performance mixed-signal devices with an on-board microcontroller, programmable analog and digital blocks, SRAM and flash memory. They provide a low-cost, single-chip solution for a variety of consumer, industrial, medical, and system management applications. A single PSoC device can potentially integrate as many as 100 peripheral functions, saving customers design time, board space, power consumption and system costs. Because of its programmability, PSoC allows customers to make modifications at any point during the design cycle, providing unmatched flexibility.
Cypress’s PSoC 1 device offers performance, programmability and flexibility with a cost-optimized 8-bit M8 CPU subsystem. PSoC 3 uses an 8-bit, Intel® 8051-based microcontroller with 7.5 times more computing power than PSoC 1. The 32-bit, ARM®-Cortex™ M3-based PSoC 5LP has 25 times more computing power than PSoC 1. The analog-to-digital converters on PSoC 3 and PSoC 5LP are 256 times more accurate and 10 to 30 times faster than PSoC 1, and there are 10 times more programmable logic gates available. PSoC 4 is based on a 32-bit ARM Cortex-M0 processor combined with precision analog circuitry, high-performance digital blocks, fully-routable I/Os and our leading CapSense capacitive touch technology. Platform PSoC is supported by the unique PSoC Creator™ design tool that allows engineers to use intuitive schematic-based capture and dozens of PSoC Components™, free embedded ICs represented by icons that can be dragged and dropped into a

Tables of Contents

design to integrate multiple ICs and system interfaces into one PSoC. In 2013, Cypress introduced PSoC Creator 3.0, which allows designers to create reusable, customized PSoC Components and it enables export to leading ARM toolsets, including IAR, Keil and Eclipse. In 2014, Cypress introduced PSoC 4 BLE, a Bluetooth Low Energy solution that integrates a Bluetooth Smart radio and balun into the PSoC 4 architecture, offering unprecedented ease-of-use and integration for IoT applications, home automation, healthcare equipment, sports and fitness monitors, and other wearable smart devices. Cypress also announced multiple design wins with new customers. Cypress has shipped more than two billion PSoC devices.
TrueTouch Touchscreen solutions. TrueTouch offers single-chip touchscreen solutions for products such as smartphones and superphones, tablets, e-readers, wearables, portable media players, cameras, automotive infotainment systems and other products. The TrueTouch family includes devices that perform traditional touchscreen functions including interpreting multitouch operation, single touches, and gestures such as tap, double-tap, pan, pinch, scroll and rotate. In 2013, Cypress introduced the Gen5 family of TrueTouch controllers, which delivers the industry’s best noise immunity performance along with a host of advanced features, including industry-leading water resistance, proximity-sensing tracking of gloved fingers and passive stylus support. We also shipped new, low-cost single-layer sensor technologies that enable manufacturers to replace resistive screens with capacitive screens. In 2014, Cypress expanded the TrueTouch portfolio by adding solutions with advanced features such as water resistance, passive stylus support and hover functionality to its Gen5 and Gen4X families. We are shipping TrueTouch products into many of the world’s leading cell phones from Original Equipment Manufacturers (OEMs).

CapSense® solutions. Our CapSense capacitive touch-sensing solutions replace mechanical switches and buttons with simple, touch-sensitive controls by detecting the presence or absence of a conductive object (such as a finger) and measuring changes in capacitance. This technology lends itself equally well to buttons, sliders, touchpads, touchscreens and proximity sensors, taking industrial design possibilities to a much higher level. The CapSense portfolio supports all different ranges of general purpose inputs/outputs, buttons and slider devices. Cypress’s CapSense devices feature SmartSense™ technology, an automatic tuning solution that dynamically detects and adjusts a system’s capacitive-sensing parameters, eliminating the need for manual tuning. In 2013, Cypress shipped its one billionth CapSense controller. In 2014, Cypress introduced the low-cost CapSense MBR3 mechanical button replacement solution that does not require coding, enabling designers to quickly implement reliable user interfaces for a broad range of markets. MBR3 devices offer leading noise immunity, proximity sensing and water tolerance. CapSense has replaced more than 5 billion buttons, making Cypress the worldwide capacitive sensing market share leader
Data Communications Division (DCD):
The Data Communications Division focuses on USB controllers, Bluetooth® Low Energy and WirelessUSB™ solutions, and module based solutions for trackpads and other user interface applications. The division’s purpose is to enhance our position in USB. USB has expanded beyond PC and peripheral applications and is finding increased adoption rates in industrial automation imaging, security cameras, and in consumer devices such as mobile handsets and set-top boxes.
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

Bluetooth® Low Energy and WirelessUSB™ solutions	PC peripherals	Mice, keyboards, wireless headsets, consumer electronics, gamepads, remote controls, internet of things ("IOT"), toys and presenter tools.

Trackpad Solutions	PCs, consumer
Cypress has applied its capacitive sensing expertise to the trackpad market for laptop computers and consumer devices. Trackpads offer cursor control and other functions, and Cypress’s solution has been adopted by multiple PC manufacturers.

Optical Navigation Sensors	PC peripherals, consumer	Our Ovation ONS technology is used in smartphones, tablet PCs, remote controls, e-book readers, wired and wireless mice and industrial applications.

Tables of Contents

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
Bluetooth Low Energy and Wireless USB solutions. Designed for short-range wireless connectivity, WirelessUSB enables personal computer peripherals, gaming controllers, remote controls, toys, and other point-to-point or multipoint-to-point applications to “cut the cord” with a low-cost, 2.4-GHz wireless solution. The WirelessUSB system acts as a USB human interface device, so the connectivity is transparent to the designer at the operating system level. WirelessUSB also operates as a simple, cost-effective wireless link in a host of other applications including industrial, consumer, and medical markets. In late 2014, Cypress introduced the PRoC™ BLE (Programmable Radio-on-a-Chip Bluetooth Low Energy) solution, which combines a Bluetooth Smart radio, an ARM Cortex-M0 processor and CapSense capacitive touch-sensing in a single chip. The highly-integrated PRoC BLE device provides a cost-effective, turnkey solution for wireless human interface devices, remote controls and toys.
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
Memory Products Division (MPD):
Our Memory Products Division designs and manufactures SRAM products and nonvolatile RAMs that are used to store and retrieve data in networking, wireless infrastructure and handsets, computation, consumer, automotive, industrial and other electronic systems. Cypress is the world’s No.1 supplier of SRAMs due to its broad portfolio of high-performance, synchronous SRAMs, consolidation within the supply base and additional share gains with strategic global customers. In 2012, Cypress acquired Ramtron to add F-RAM (ferroelectric RAM) products to our nvSRAM (nonvolatile SRAM) products, giving Cypress the market’s leading non-volatile RAM portfolio. In 2013, we reaffirmed our commitment to the SRAM market with investments in new product development for next generation of high-performance synchronous SRAMs to extend the QDR architecture. In 2014, we introduced those products, the world’s first QDR-IV SRAMs, which are the market’s highest performance, standardized networking memory solution.
Our MPD Division also includes timing technology products and specialty memory offerings. The following table summarizes the markets and applications related to our products in this segment:

Tables of Contents

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
Synchronous SRAMs. Our high-speed synchronous SRAMs include standard synchronous pipelined, No Bus Latency (NoBL), Quad Data Rate (QDR®), and Double Data Rate (DDR) SRAMs, and are typically used in networking applications. NoBL synchronous SRAMs are optimized for high-speed applications that require maximum bus bandwidth up to 250 MHz, including those in the networking, instrumentation, video and simulation businesses. Double Data Rate SRAMs target network applications and servers that operate at data rates up to 633 MHz. Quad Data Rate products are targeted toward next-generation networking applications, particularly switches and routers that operate at data rates beyond 633 MHz, and offer twice the bus bandwidth of DDR SRAMs. Cypress introduced the industry’s first 65-nm QDR and DDR SRAMs. The 144-Mbit and 72-Mbit devices, developed with foundry partner UMC, feature the industry’s fastest clock speeds and operate at half the power of their 90-nm predecessors. They are ideal for networking, medical imaging and military signal processing. In 2014, Cypress introduced the industry’s first QDR-IV SRAM, which enables 100-400 Gigabit line card rates for next-generation routers and switches.
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
F-RAMs. Cypress’s F-RAM memories offer extremely low power with the same non-volatility as nvSRAM products. F-RAM memory cells are immune to gamma radiation and EMI, making them well-suited to certain aerospace and medical systems. Other applications include automotive, smart electric meters, industrial controls, electronic point-of-sale terminals, printers and wireless (RFID) memory.
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

Tables of Contents

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
AgigA Tech, Inc. AgigA Tech, a majority-owned and fully independent subsidiary of Cypress, is an industry pioneer in the development of high-speed, high-density, battery-free non-volatile memory solutions. Its flagship product, AGIGARAM®, merges NAND Flash, DRAM and an ultracapacitor power source into a highly reliable non-volatile memory subsystem, delivering unlimited read/write performance at RAM speeds, while also safely backing up all data when power is interrupted. The patent-pending approach couples innovations in power management, high-speed data movement and systems knowledge, while leveraging high-volume, readily available memory technologies to provide a unique non-volatile solution scalable to very high densities. In 2013, AGIGARAM earned an Edison Award for innovation. In 2014, Cypress sampled the industry’s first DDR4 Nonvolatile DIMM, which operates in the standard DIMM sockets of next-generation, Intel-based server platforms.
Deca Technologies, Inc. (“Deca”). Deca is a majority-owned and fully independent subsidiary of Cypress. Headquartered in Tempe, AZ., with global capabilities, Deca has pioneered a breakthrough approach to wafer level packaging and interconnect technology inspired by SunPower Corporation’s unique solar wafer fabrication methodology. Deca’s initial product offering includes a series of wafer level chip scale packaging (WLCSP) solutions serving several of the top 25 semiconductor producers. Deca’s approach enables industry-leading cycle times, flexibility and value for WLCSP, which is one of the semiconductor industry’s fastest growing electronic interconnect technologies. Sunpower Corporation is a minority investor in Deca. In 2014, Deca announced it has shipped its 100-millionth component.
Acquisition

On December 1, 2014, Cypress announced that it entered into a definitive agreement to merge with Spansion, Inc., a leading designer, manufacturer and developer of embedded systems semiconductors, in an all-stock, tax-free transaction. The post-merger company is expected to generate approximately $2 billion in revenue annually and realize more than $135 million in cost synergies on an annualized basis within three years, and create a leading global provider of microcontrollers and specialized memories needed in today's embedded systems.  Under the terms of the agreement, Spansion shareholders will receive 2.457 Cypress shares for each Spansion share they own. The shareholders of each company will own approximately 50 percent of the post-merger company.  The closing of the transaction is subject to customary conditions, including approval by Cypress and Spansion stockholders.  The transaction has been unanimously approved by the boards of directors of both companies.  As of the date of this report, we have successfully obtained all necessary approvals from regulators in the U.S., Germany and Japan, and our Registration Statement on Form S-4 (a joint proxy statement/prospectus) was declared effective by the United States Securities and Exchange Commission on February 5, 2015. We expect the deal to close in the first fiscal quarter of 2015.  Upon consummation, we expect to account for the merger under the acquisition method of

Tables of Contents

accounting in accordance with Financial Accounting Standards Board Accounting Standard Topic 805, Business Combinations, with Cypress treated as the accounting acquirer.
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
Divestitures
On December 19, 2012, we completed the divestiture of our wholly-owned subsidiary Cypress Envirosystems and we received nominal consideration that is dependent upon future performance. Cypress Envirosystems was part of our ETD segment and as a result of the sale we recorded a loss of $1.6 million in “Loss on divestiture,” on the Consolidated Statement of Operations.
For additional information on this divestiture, see Note 3 of Notes to Consolidated Financial Statements under Item 8.
Manufacturing
Our core manufacturing strategy-“flexible manufacturing”-combines capacity from external foundries with output from our internal manufacturing facilities. This initiative allows us to meet rapid swings in customer demand while lessening the burden of high fixed costs, a capability that is particularly important in high-volume consumer markets that we serve with our leading programmable product portfolio.
We currently manufacture approximately 65% of our semiconductor products at our wafer manufacturing facility in Bloomington, Minnesota. External wafer foundries, mainly in Asia, manufactured the balance of our products and we expect that our wafer foundry partners will continue to increase their manufacturing as a percentage of total output.
We conduct assembly and test operations at our highly automated assembly and test facility in the Philippines. This facility accounts for approximately 33% of the total assembly output and 42% of the total test output. Various subcontractors in Asia perform the balance of the assembly and test operations.
Our facility in the Philippines performs assembly and test operations, manufacturing volume products and packages where our ability to leverage manufacturing costs is high. This facility has ten fully integrated, automated manufacturing lines enabling complete assembly and test operations (Autolines). These autolines require fewer people to run and have shorter manufacturing cycle times than conventional assembly/test operations, which enable us to respond more rapidly to changes in demand.
We have a strategic foundry partnership with HuaHong Grace Semiconductor Manufacturing Corporation (“Grace”), located in Shanghai, China. Our agreement with them transferred certain proprietary process technologies and provided additional production capacity to augment output from our manufacturing facilities. Since 2007, when we completed the transfer of our 0.35-micron SONOS, 0.13-micron SRAM and LOGIC processes and 0.09-micron SRAM, we have been purchasing products from Grace that are manufactured using these processes. In the fourth quarter of fiscal 2014, the Company, through a wholly-owned subsidiary, purchased approximately 6.9 million ordinary shares of Hua Hong Semiconductor Limited (HHSL) for an aggregate price of $10.0 million in connection with their initial public offering. HHSL is the parent company of Grace Semiconductor Manufacturing Corporation.
We also have a strategic foundry partnership with United Microelectronics Corporation (“UMC”), located in Taiwan. We use UMC’s 65nm process to produce our leading edge SRAM products which we have been shipping since 2008. Since 2008, we have continuously introduced higher density SRAM products up to 144Mb. We have also utilized UMC’s 65nm baseline to create derivative processes and products including our USB3.0 controllers and Asynchronous SRAMs.  Additionally Cypress and UMC are collaborating on qualifying Cypress’s embedded non-volatile memory technology in UMC’s 55nm and 40nm flows under licensing agreement. These technologies will be used for Cypress’s future generation products and be offered as part of general foundry offering by UMC producing royalty revenue for Cypress.
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

Tables of Contents

and take delivery of product during the following year. The agreement contains various obligations of the parties, including our obligations regarding minimum orders and negotiated pricing of products we purchase.
Research and Development
Research and development efforts are focused on the development and design of new semiconductor products, as well as the continued development of advanced software platforms primarily for our programmable solutions. Also included are the consolidated costs of research and development associated with our ETD division. Our goal is to increase efficiency in order to maintain our competitive advantage. Our research and development organization works closely with our manufacturing facilities, suppliers and customers to improve our semiconductor designs and lower our manufacturing costs. During fiscal 2014, 2013, and 2012, research and development expenses totaled $164.5 million, $190.9 million, and $189.9 million, respectively.
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
Outstanding accounts receivable from two of our distributors, accounted for 12% and 11%, respectively, of our consolidated accounts receivable as of December 28, 2014. Outstanding accounts receivable from three of our distributors, accounted for 17%, 12%, and 11% respectively, of our consolidated accounts receivable as of December 29, 2013.
Revenue generated through Avnet, Inc., Weikeng Industrial Co. Ltd and Future, Inc., three of our distributors, accounted for 13%, 10% and 10, respectively, of our consolidated revenue for fiscal 2014. There were no end customers whose total purchases exceeded 10% of our consolidated revenue for fiscal 2014.
Revenue generated through Avnet, Inc. and Macnica Inc., two of our distributors, accounted for 11% and 10% respectively, of our consolidated revenue for fiscal 2013. Samsung Electronics (“Samsung”), an end customer, purchased our products from our distributors and directly from Cypress and accounted for 12% of our consolidated revenue for fiscal 2013.
Revenue generated through Avnet, Inc., Macnica Inc., and Arkian, three of our distributors, accounted for 14%, 12% and 10% respectively, of our consolidated revenue for fiscal 2012. Samsung, an end customer, purchased our products from our distributors and directly from Cypress and accounted for 11% of our consolidated revenue for fiscal 2012.
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

Tables of Contents

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
We face competition from domestic and foreign semiconductor manufacturers, many of which have advanced technological capabilities and have increased their participation in the markets in which we operate. We compete with a large number of companies primarily in the industrial, telecommunications, handsets, networking, data communications, computation and consumer markets. Companies who compete directly with our semiconductor businesses include, but are not limited to, Altera, Analog Devices, Atmel, Freescale, Integrated Device Technology, GSI Technology, Integrated Silicon Solution, Lattice Semiconductor, Linear Technology, Maxim Integrated Products, Microchip Technology, Renesas, Silicon Laboratories, Synaptics, Texas Instruments and Xilinx.
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
Intellectual Property
We have an active program to obtain patent and other intellectual property protection for our proprietary technologies, products and other inventions that are aligned with our strategic initiatives. We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position in the domestic and international markets we serve. As of the end of fiscal 2014 we had approximately 2,027 issued patents and approximately 588 additional patent applications on file domestically and internationally. In addition, in fiscal 2015 we are preparing to file up to 36 new patent applications in the United States and up to 40 foreign applications in countries such as China, Taiwan, Korea, Europe and India. The average remaining life of our patent portfolio is approximately 10 years.
In addition to factors such as innovation, technological expertise and experienced personnel, we believe that patents are increasingly important to remain competitive in our industry, defend our position in existing markets and to facilitate the entry of our proprietary products, such as PSoC ®, into new markets. As our technologies are deployed in new applications and we face new competitors, we will likely subject ourselves to new potential infringement claims and discover third party infringement of our intellectual property. Patent litigation, if and when instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. We are committed to vigorously defending and protecting our investment in our intellectual property. Therefore, the strength of our intellectual property program, including the breadth and depth of our portfolio, will be critical to our success in the new markets we intend to pursue.
We perform an analysis of our intellectual property portfolio on an on-going basis to ensure we are deriving the full value of our assets. Accordingly, we continue to evaluate certain unaligned patents as well as other monetization models for our patent portfolio.
Financial Information about Segments and Geographic Areas

Tables of Contents

Financial information about segments and geographic area is incorporated herein by reference to Note 20 of Notes to Consolidated Financial Statements under Item 8.
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
Employees
As of December 28, 2014, we had approximately 3,350 employees. Geographically, approximately 1,200 employees were located in the United States, 900 employees were located in the Philippines, 600 employees were located in India and 700 employees were located in other countries. Of the total employees, approximately 1,800 employees were associated with manufacturing, 800 employees were associated with selling, general and administrative functions, and 800 employees were associated with research and development.
None of our employees are represented by a collective bargaining agreement, nor have we ever experienced organized work stoppages.
Executive Officers of the Registrant as of February 13, 2015
Certain information regarding each of our executive officers is set forth below:

Name	Age	Position
T. J. Rodgers	67	President, Chief Executive Officer and Director
Thad Trent	47	Executive Vice President, Finance and Administration and Chief Financial Officer
Sabbas A. Daniel	51	Executive Vice President, Quality
Paul D. Keswick	56	Executive Vice President, Marketing
Badri Kothandaraman	42	Executive Vice President, Data Communications Division and Executive Director, Cypress India Limited
J. Daniel McCranie	71	Executive Vice President, Sales and Applications
Dana C. Nazarian	47	Executive Vice President, Memory Products Division
J. Augusto De Oliveira	50	Executive Vice President, Chief Technical Officer
Hassane El-Khoury	35	Executive Vice President, Programmable Systems Division
Minh Pham	55	Executive Vice President, World Wide Manufacturing and Operations
Andrew Wright	40	Executive Vice President, Design Technology
T.J. Rodgers is a founder of Cypress and has been a Director and its President and Chief Executive Officer since 1982. Mr. Rodgers sits on the board of directors of Cypress’s internal subsidiaries as well as Bloom Energy, a privately held fuel cell company. Mr. Rodgers was also a member of the Board of Trustees of Dartmouth College until June 2012.
Thad Trent has been the Chief Financial Officer and Executive Vice President of Finance & Administration at Cypress Semiconductor Corporation since June 2014. Prior to his current position, Mr. Trent served as Cypress’s Vice President of Finance. Mr. Trent is a 22-year veteran of the technology industry. He held finance management roles at publicly traded companies Wind River Systems and Wyle Electronics, as well as two technology startups. Mr. Trent joined Cypress in 2005 and served as Vice President of Finance since 2010. Most recently, he has led the finance activities for business units, sales and marketing, and distribution groups, and he has supervised financial reporting, accounting, and planning and analysis.

Tables of Contents

Sabbas A. Daniel was named Executive Vice President of Quality in 2006, and is currently responsible for the Engineering and PMO organizations in addition to Quality. Prior to his current position, Mr. Daniel has held various management positions responsible for Cypress’s reliability and field quality organizations. Mr. Daniel joined Cypress in 1998. Prior to joining Cypress, he worked at Samsung in Korea as director of Reliability in the System LSI, memory, LCD, and Alpha microprocessor operations.
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
J. Daniel McCranie was named Executive Vice President of Sales and Applications in early 2014. Prior to becoming the Executive Vice President of Sales, Mr. McCranie was a member of the Cypress Board of Directors and the Audit Committee. Mr. McCranie previously served as the Chairman of the Board of Directors of ON Semiconductor, a position he has held since 2002, and chairman of the board of directors of Freescale Semiconductor, a position he held through most of fiscal year 2012. Mr. McCranie currently serves as a member of the board of directors of Mentor Graphics and ON Semiconductor. Previously, he served as Chairman of the Board of Directors for Virage Logic, Actel Corporation, and Xicor Corporation as well as a member of the Board of Directors for California Microdevices and ASAT Corporation. Mr. McCranie served as Cypress's Executive Vice President of Sales and Marketing from 1993-2001. Prior to his initial tenure with Cypress, Mr. McCranie was the Chairman of the Board, President and Chief Executive Officer of SEEQ Technology.
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
The executive officers of our majority-owned subsidiaries are as follows:

Name	Age	Position
Christopher A. Seams	51	Chief Executive Officer, Deca Technologies Inc.
Ronald Sartore	65	Chief Executive Officer, AgigA Tech Inc.

Tables of Contents

Christopher A. Seams was named Chief Executive Officer of Deca Technologies in 2013. Prior to his current appointment, Mr. Seams was Cypress' Executive Vice President of Sales and Marketing. Mr. Seams joined Cypress in 1990 and has held a variety of positions in technical and operational management in manufacturing, development and foundry.
Ronald Sartore was appointed Chief Executive Officer of AgigA Tech, Inc. in 2007. AgigA Tech, Inc. was originally a subsidiary of Simtek Corporation, a public company Cypress acquired in 2008. Mr. Sartore has over 30 years of experience in the computer and semiconductor fields. Prior to his current role, Mr. Sartore served as an Executive Vice President and director of Simtek Corporation. Prior to tenure at Simtek, Mr. Sartore served as a Vice President of several business units at Cypress, which he joined as a result of Cypress’s 1999 acquisition of Anchor Chips, a company Mr. Sartore founded in 1995. Prior to Anchor Chips, Mr. Sartore held various engineering and management roles at Cheetah International, a developer and supplier of personal computer hardware systems, which he co-founded in 1985.
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
We have significant customer sales both in the U.S. and internationally. We are also reliant upon U.S. and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions, including the challenging economic conditions that have prevailed and continue to prevail in the U.S. and worldwide. If any of our manufacturing partners, customers, distributors or suppliers experiences serious financial difficulties or ceases operations, our business will be adversely affected. In addition, the adverse impact of the credit crisis on consumers, including higher unemployment rates, is expected to adversely impact consumer spending, which will adversely impact demand for consumer products such as certain end products in which our products are embedded. In addition, prices of certain commodities, including oil, metals, grains and other food products, are volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations and periodic delays in delivery. High or volatile commodity prices increase the cost of doing business and adversely affect consumers’ discretionary spending. As a result of the difficulty that businesses (including our customers) may have in obtaining credit, the increasing and/or volatile costs of commodities and the decreased consumer spending that is the likely result of the weakness in the general economy, credit market crisis, unemployment and commodities’ price volatility, continued global economic and market turmoil are likely to have an adverse impact on our business, financial condition, results of operations and cash flows.
The trading price of our common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, and each of which could adversely affect our stockholders’ value.
The trading price of our common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, including, but not limited to:

•	Revenue fluctuations due to unexpected shifts in customer orders, especially in the handset market;

•	Announcements about our earnings or the earnings of our competitors that are not in line with analyst expectations;

•	Shareholder approval needed for our proposed merger with Spansion;

•	Market perception of our proposed merger with Spansion;

•	Our ability to achieve the planned synergies in the proposed merger with Spansion

•	Quarterly variations in our results of operations or those of our competitors;

•
Announcements by us, to include our proposed merger with Spansion, or our competitors of acquisitions, new products, significant contracts, design wins, commercial relationships or capital commitments;

•	The perceptions of general market conditions in the semiconductor industry and global market conditions;

•	Our ability to develop and market new and enhanced products on a timely basis;

•	Any major change in our board or senior management;

•	Changes in governmental regulations or in the status of our regulatory compliance that impact our business;

Tables of Contents

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
The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. Demand for our products depends in large part on the continued growth of various electronics industries that use our products, including, but not limited to:

•	consumer electronics, including mobile handsets, tablets, notebook PC’s, automotive electronics and industrial controls;

•	wireless telecommunications equipment;

•	computers and computer-related peripherals;

•	memory products; and

•	networking equipment.
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

Tables of Contents

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
Like many semiconductor companies, which operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. Our new products, for example PSoC® products, BLE, TrueTouch™ and our ETD companies are an important strategic focus for us and therefore, they tend to consume a significant amount of our resources. The new products the market requires tend to be increasingly complex, incorporating more functions and operating at faster speeds than old products. Increasing complexity generally requires smaller features on a chip. This makes manufacturing new generation of products substantially more difficult than prior generations.
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
Although many of our products are fabricated in our manufacturing facilities located in Minnesota and the Philippines, we rely to a significant extent on independent contractors to manufacture and assemble our products. We expect to increase this reliance on third-party manufacturing in the future. In addition, if market demand for our products exceeds our internal manufacturing capacity and available capacity from our foundry partners, we may seek additional foundry manufacturing arrangements.

Tables of Contents

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
Our channel partners include distributors and resellers. We continue to expand and change our relationships with our distributors. Worldwide sales through our distributors accounted for approximately 69% of our net sales in fiscal year 2014. We rely on many distributors to assist us in creating customer demand, providing technical support and other value-added services to our customers, filling customer orders and stocking our products. We face ongoing business risks due to our reliance on our channel partners to create and maintain customer relationships where we have a limited or no direct relationship. Should our relationships with our channel partners or their effectiveness decline, we face the risk of declining demand which could affect our revenue and results of operations. Our contracts with our distributor may be terminated by either party upon notice. In addition, our distributors are located all over the world and are of various sizes and financial conditions. Any disruptions to our distributors’ operations such as lower sales, lower earnings, debt downgrades, the inability to access capital markets and higher interest rates could have an adverse impact on our business.
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

Tables of Contents

Other companies or entities also have commenced, and may again commence, actions seeking to establish the invalidity of our patents. For example, GSI has filed a petition for inter-partes re-examination of two of our patents with the United States Patent and Trademark Office. We intend to defend these actions vigorously, but there is no guarantee of success, and such effort takes significant financial and time resources from the Company. In the event that one or more of our patents are challenged, a court or the USPTO may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If our patents are invalidated, or if the scope of the claims in any of these patents is limited by a court or USPTO decision, we could be prevented from pursuing certain litigation matters or licensing the invalidated or limited portion of such patents. Such adverse decisions could negatively impact our future, expected revenue.
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

Tables of Contents

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
We face increasing complexity in our product design as we adjust to new and future requirements relating to the material composition of our products, including the restrictions on lead and other hazardous substances that apply to specified electronic products put on the market in the European Union (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the “RoHS Directive”) and similar legislation in China and California. Other countries, including at the federal and state levels in the United States, are also considering laws and regulations similar to the RoHS Directive. Certain electronic products that we maintain in inventory may be rendered obsolete if they are not in compliance with the RoHS Directive or similar laws and regulations, which could negatively impact our ability to generate revenue from those products. Our customers and other companies in the supply chain may require us to certify that our products are RoHS compliant. Although we cannot predict the ultimate impact of any such new laws and regulations, they will likely result in additional costs, or in the worst case decreased revenue, and could even require that we redesign or change how we manufacture our products. Such redesigns result in additional costs and possible delayed or lost revenue.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our worldwide operations could be adversely affected if disrupted for any reason, including natural disasters such as earthquakes, tsunamis, floods, hurricanes, typhoons, telecommunication or information technology system failures, regulatory or political issues, power or water shortages, fires, extreme weather conditions, medical epidemics or pandemics or other man-

Tables of Contents

made disasters or catastrophic events. While we maintain business interruption insurance for our primary foreign manufacturing operations, we are self-insured for any loss or damage to our primary manufacturing facility. As such, the occurrence of any of these business disruptions for us or our third party manufacturers, partners or customers could result in significant losses, seriously harm our revenue and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the Philippines, China and India. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. However in the event of a major earthquake or other natural disaster or catastrophic event, our revenue, profitability and financial condition could suffer.
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
We routinely incur indebtedness to finance our operations and from time to time we have significant amounts of outstanding indebtedness and substantial debt service requirements. On October 17, 2013, we amended our senior secured revolving credit facility with a group of lenders led by Morgan Stanley Senior Funding, Inc., to reduce the amount of the facility from $430 to $300 million. The credit facility contains customary affirmative, negative and financial covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio, minimum fixed charge coverage ratio, and a minimum liquidity of at least $100 million. Our ability to meet our payment and other obligations and covenants under our indebtedness depends on our ability to generate significant cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our

Tables of Contents

existing or any amended credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations under indebtedness we may under take from time to time. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under any indebtedness we owe. As of December 28, 2014, our outstanding debt included $227 million related to our recent credit facility, $10.3 million in capital leases, and $5.9 million in equipment loans. See Note 14 for more information on our Senior Secured Revolving Credit Facility and equipment loans, Note 19 for more information on capital leases and Note 5 for more information on advances received for the sale of auction rate securities.
New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to do diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We have undertaken the necessary diligence to determine whether such minerals are used in the manufacture of our products. However, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, regardless of our findings, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. The next report is due on May 31, 2015 for the 2014 calendar year.
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

Tables of Contents

Acquisitions are an important element of our overall corporate strategy and use of capital. These transactions could be material to our financial condition and results of operations. On December 1, 2014 we announced our intent to merge with Spansion in an all-stock merger transaction.   As of the date of this report, we have successfully obtained all necessary approvals from regulators in the U.S., Germany and Japan, and our Registration Statement on Form S-4 (a joint proxy statement/prospectus) was declared effective by the United States Securities and Exchange Commission on February 5, 2015. We intend to hold a special meeting of our stockholders on March 12, 2015 to ask for shareholder approval of this merger.  In addition to this proposed merger, we also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include, but are not limited to:

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

Our failure to address these and other risks or other problems encountered in connection with our past or current acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally. Current and future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition or results. As a result, the anticipated benefit of many of our acquisitions may not be realized.
We invest in companies for strategic reasons and may not realize a return on our investments.
We make investments in companies to further our strategic objectives and support our key business initiatives. Such investments include equity instruments of private companies, and many of these instruments are non-marketable at the time of our initial investment. These companies range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. The success of these companies is dependent on product development, market acceptance, operational efficiency, and other key business factors as well as their ability to secure additional funding, obtain favorable investment terms for future financings, or participate in liquidity events such as public offerings, mergers, and private sales. If any of these companies fail, we could lose all or part of our investment in that company. If we determine that other-than-temporary decline in the fair value exists for an equity investment in a company in which we have invested, we write down the investment to its fair value and recognize the related write-down as an investment loss.
When the strategic objectives of an investment have been achieved, or if the investment or business diverges from our strategic objectives, we may decide to dispose of the investment. We may incur losses on the disposal of our investments. Additionally, for cases in which we are required under equity method accounting to recognize a proportionate share of another company's income or loss, such income or loss may impact our earnings. Gains or losses from equity securities could vary from expectations depending on gains or losses realized on the sale or exchange of securities, gains or losses from equity method investments, and impairment charges for equity and other investments.
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

Tables of Contents

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
Our executive offices are located in San Jose, California. The following tables summarize our primary properties as of the end of fiscal 2014:

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
Information with respect to this item may be found in Note 19 of Notes to Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

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

	Low	High
Fiscal 2014:
Fourth quarter	$14.42	$14.68
Third quarter	$9.96	$10.23
Second quarter	$10.42	$10.66
First quarter	$10.00	$10.27
Fiscal 2013:
Fourth quarter	$8.97	$10.34
Third quarter	$9.05	$13.10
Second quarter	$9.60	$11.55
First quarter	$9.84	$11.37
Fiscal 2012:
Fourth quarter	$8.80	$11.24
Third quarter	$10.16	$13.51
Second quarter	$12.14	$15.71
First quarter	$14.90	$18.68
As of February 2, 2015, there were approximately 1,109 registered holders of record of our common stock.
Dividends
During fiscal 2014, we paid dividends of $69.2 million, at a rate of $0.11 per share of common stock paid in each quarter of the fiscal year.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cypress Semiconductor Corporation, the S&P 500 Index, and the S&P
Semiconductors Index, and a Peer Group

* $100 invested on 01/03/2010 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

	January 2, 2011	January 1, 2012	December 30, 2012	December 29, 2013	December 28, 2014
Cypress**	$176	$162	$105	$107	$158
S&P 500 Index	$115	$117	$136	$180	$205
S&P Semiconductors Index	$111	$114	$110	$149	$201
Peer Group	$141	$121	$121	$148	$205

**	All closing prices underlying this table have been adjusted for cash dividends, stock splits and stock dividends.

Tables of Contents

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information:
The following table summarizes certain information with respect to our common stock that may be issued under the existing equity compensation plans as of December 28, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In millions, except per-share amounts)
Equity compensation plans approved by shareholders	19.7	(1)	$9.97	(3)	4.8	(2)
Equity compensation plans not approved by shareholders	2.6		$5.88		—
Total	22.3		$9.24	(3)	4.8

(1)	Includes 7.8 million shares of restricted stock units and restricted stock awards granted.

(2)
Includes 1.7 million shares available for future issuance under Cypress’s 2013 Stock Plan and 38 thousand shares under the Assumed Ramtron Plan. In addition, the amount includes 3.1 million shares available for future issuance under Cypress’s Employee Stock Purchase Plan.

(3)	Excludes the impact of 7.8 million shares of restricted stock units and restricted stock awards which have no exercise price.
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

Tables of Contents

The table below sets forth information with respect to repurchases of our common stock made during fiscal 2012, 2013 and 2014 under this program:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchase Under the Plans or Programs
	(In thousands, except per-share amounts)
Authorized fund under this Repurchase program:	—	$—	—	$400,000
Repurchases in fiscal 2012:
January 2, 2012—April 1, 2012	6,071	$16.15	6,071	$222,160
April 2, 2012—July 1, 2012	1,523	$13.05	1,523	$202,282
July 2, 2012—September 30, 2012	7,285	$11.20	7,285	$120,696
October 1, 2012—December 30, 2012	3,163	$10.22	3,163	$88,381
Total repurchases in fiscal 2012	18,042		18,042	$88,381
Repurchases in fiscal 2013:
December 31, 2012—March 31, 2013	411	$10.49	411	$84,059
April 1, 2013—June 30, 2013	10	$10.71	10	$83,952
July 1, 2013—September 29, 2013	9	$11.41	9	$83,856
September 30, 2013—December 29, 2013	23	$9.46	23	$83,675
Total repurchases in fiscal 2013	453		453	$83,675
Repurchases in fiscal 2014:
December 30, 2013—March 30, 2014	18	$10.23	18	$83,490
March 31, 2014—June 29, 2014	7	$9.72	7	$83,425
June 30, 2014—September 28, 2014	3	$10.53	3	$83,398
September 29, 2014—December 28, 2014	5	$10.27	5	$83,341
Total repurchases in fiscal 2014	33		33	$83,341
Total repurchases under this program	18,528		18,528
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

Tables of Contents

The following table summarizes the activity of our settled yield enhanced structured agreements during fiscal 2014 and 2013:

Periods	Aggregate Price Paid	Total Cash Proceeds Received Upon Maturity	Yield Realized	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
	(In thousands, except per-share amounts)
Fiscal 2014:
Settled through cash proceeds	$19,415	$19,733	$318	—	$—
Settled through issuance of common stock	—	—	—	—	—
Total for fiscal 2014	$19,415	$19,733	$318	—	$—
There was no activity of our yield enhanced structured agreements during fiscal 2013.

Tables of Contents

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements under Item 8:

	Year Ended
	December 28, 2014 (2)	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands, except per-share amounts)
Consolidated Statement of Operations Data:
Revenues	$725,497	$722,693	$769,687	$995,204	$877,532
Cost of revenues	$361,820	$384,121	$376,887	$448,602	$388,359
Operating income (loss)	$22,873	$(58,195)	$(18,915)	$153,719	$87,864
Income (loss) attributable to Cypress (3)	$17,936	$(48,242)	$(23,444)	$167,839	$75,742
Noncontrolling interest, net of income taxes	$(1,418)	$(1,845)	$(1,614)	$(882)	$(866)
Net income (loss) (3)	$16,518	$(50,087)	$(25,058)	$166,957	$74,876
Adjust for net loss (income) attributable to noncontrolling interest	$1,418	$1,845	$1,614	$882	$866
Net income (loss) attributable to Cypress	$17,936	$(48,242)	$(23,444)	$167,839	$75,742
Net income (loss) per share—basic:
attributable to Cypress	$0.11	($0.32)	($0.16)	$1.02	$0.47
Net income (loss) per share—basic	$0.11	($0.32)	($0.16)	$1.02	$0.47
Net income (loss) per share—diluted:
attributable to Cypress	$0.11	($0.32)	($0.16)	$0.90	$0.40
Net income (loss) per share—diluted	$0.11	($0.32)	($0.16)	$0.90	$0.40
Dividends per share:
Declared	$0.44	$0.44	$0.44	$0.27	—
Paid	$0.44	$0.44	$0.42	$0.18	—
Shares used in per-share calculation:
Basic	159,031	148,558	149,266	164,495	161,114
Diluted	169,122	148,558	149,266	186,895	191,377

	As of
	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012	January 2, 2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$118,812	$104,462	$117,210	$166,330	$434,261
Working capital (3)	$37,479	$13,871	$20,060	$79,190	$383,369
Total assets (3)	$743,281	$762,884	$830,554	$810,090	$1,072,801
Debt (1)	$243,250	$248,230	$264,942	$45,767	$—
Stockholders’ equity (3)	$201,865	$175,683	$175,786	$397,842	$702,893

(1)
The debt in fiscal year 2014 primarily included $227.0 million related to our revolving credit facility, $10.3 million of capital leases, and $5.9 million of equipment loans. The debt in fiscal year 2013 primarily included $227.0 million related to our revolving credit facility, $12.5 million of capital leases, and $8.7 million of equipment loans. The debt in fiscal year 2012 included $232.0 million related to our revolving credit facility, $15.0 million of capital leases, $11.5 million of equipment loans, $3.3 million of a mortgage note related to Ramtron, and $3.1 million of advances received for the sale of certain of our auction rate securities. See Note 14 for more information on revolving credit facility, equipment loans and mortgage note, Note 18 for more information on capital leases and Note 5 for more information on advances received for the sale of auction rate securities.

(2)
During the fourth quarter of fiscal 2014, the Company changed from recognizing revenue for sales to certain distributors at the time of shipment, as compared to when resold by the distributor to the end customer, as it determined it could reliably estimate returns and pricing concessions on certain product families and with certain distributors. This change increased fiscal 2014 revenues by $12.3 million, net income by $6.2 million and net income per share, basic and diluted, by $0.04. See additional disclosures on this change in revenue recognition in Footnote 1 to the consolidated financial statements.

(3)
In the first quarter of fiscal 2014, the Company changed the manner in which it accounted for one of its investments in an entity from the cost method of accounting to the equity method of accounting. In accordance with generally accepted accounting principles, the Company has restated its historical financial statements for all periods presented as if the Company had accounted for its investment in the entity under the equity method of accounting. See Note 15 to the consolidated financial statements.

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
EXECUTIVE SUMMARY
General
Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and exceptional system value. Cypress offerings include our flagship PSoC® 1, PSoC 3, PSoC 4 and PSoC 5LP programmable system-on-chip families. Cypress is the world leader in capacitive user interface solutions including CapSense® touch sensing, TrueTouch® touchscreens, and trackpad solutions for notebook PCs and peripherals. Cypress is also a significant participant in Universal Serial Bus (USB) controllers, which enhance connectivity and performance in a wide range of consumer and industrial products. Cypress is also the world leader in static random access memory (SRAM) and nonvolatile RAM memories. Cypress serves numerous major markets, including industrial, mobile handsets, consumer, computation, data communications, automotive, industrial and military.

On December 1, 2014, Cypress announced that it entered into a definitive agreement to merge with Spansion, Inc., a leading designer, manufacturer and developer of embedded systems semiconductors, in an all-stock, tax-free transaction. The post-merger company is expected to generate approximately $2 billion in revenue annually and realize more than $135 million in cost synergies on an annualized basis within three years, and create a leading global provider of microcontrollers and specialized memories needed in today's embedded systems.  Under the terms of the agreement, Spansion shareholders will receive 2.457 Cypress shares for each Spansion share they own. The shareholders of each company will initially own approximately 50 percent of the post-merger company.  The closing of the transaction is subject to customary conditions, including approval by Cypress and Spansion stockholders.  The transaction has been unanimously approved by the boards of directors of both companies.  As of the date of this report, we have successfully obtained all necessary approvals from regulators in the U.S., Germany and Japan, and our Registration Statement on Form S-4 (a joint proxy statement/prospectus) was declared effective by the United States Securities and Exchange Commission on February 5, 2015. We expect the deal to close in the first fiscal quarter of 2015.  Upon consummation, we expect to account for the merger under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standard Topic 805, Business Combinations, with Cypress treated as the accounting acquirer.

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
As of the end of fiscal 2014, our organization included the following business segments:

Business Segments	Description
Memory Products Division (MPD)
MPD focuses on static random access memory (SRAM), nonvolatile RAMs and general-purpose programmable clocks. Its purpose is to enhance our No. 1 position in SRAMs and nonvolatile RAMs and invent new and related products.

Data Communications Division (DCD)
DCD focuses on USB controllers and Bluetooth® Low Energy and WirelessUSB™ solutions for industrial, handset and consumer applications. It also includes module solutions such as Trackpads and Ovation™ Optical Navigation Sensors (ONS).

Programmable Systems Division (PSD)
PSD focuses primarily on our PSoC® programmable system-on-chip and PSoC-based products. This business segment focuses on (1) the PSoC platform family of devices and all derivatives, including PSoC Bluetooth Low Energy solutions for the Internet of Things, (2) PSoC-based user interface products such as CapSense® capacitive-sensing and TrueTouch® touchscreen products, and (3) automotive products.

Emerging Technologies Division (ETD)	Also known as our “startup” division, ETD includes subsidiaries AgigA Tech Inc. and Deca Technologies Inc. and our foundry business and other development-stage activities.

Our primary focus has been to resume revenue growth and increase profitability. For revenue growth, our revenue model is based on the following underlying trends: increasing our SRAM market share and expanding our memory portfolio by introducing new products, a return to growth of our revenue from PSoC platform family of devices and derivatives, increasing our DCD revenue through introduction of new products such as USB 3.0 and Bluetooth® Low Energy solutions for the Internet of Things and other applications, and significant revenue growth from companies in our ETD. For profitability, we monitor our operating expenses closely to maintain our operating leverage as driven by various company-wide initiatives, including our World Wide Cost program to continuously reduce cost line items as well as a Human Resource effort to flatten our worldwide organization to reduce cost and efficiency. In order to achieve our goals on revenue growth and profitability, Cypress will continue to pursue the following strategies:

•
Drive profitability. Cypress has implemented and maintained a tight, corporate wide focus on gross margin and operating expenses. We are committed to maintaining our current strong operating expense management even with revenue growth, continued new product development, and investments in our Emerging Technologies Division.

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
Manufacturing Strategy
Our core manufacturing strategy—“flexible manufacturing”—combines capacity from foundries with output from our internal manufacturing facilities. This strategy is intended to allow us to meet rapid swings in customer demand while lessening the burden of high fixed costs, a capability that is particularly important in high-volume consumer markets that we serve with our leading programmable product portfolio.

Consistent with this strategy, in fiscal 2008 we substantially completed the exit of our manufacturing facility in Texas and transferred production to our more cost-competitive facility in Minnesota and outside foundries. During 2013 we completed the sale of this manufacturing facility. See Note 7 for further information.
RESULTS OF OPERATIONS
Revenues

Our total revenues increased approximately 0.4% for the year ended December 28, 2014 compared to the prior year. The increase in revenues for the year ended December 28, 2014 compared to the prior year was driven by the increased sales in our Emerging Tech Division ("ETD"), which increased 107.3% compared to the prior year. The increase in ETD revenue for the year ended December 28, 2014 was offset by the decrease in the unit sales volume of our PSD products where we experienced weakness in our end customers’ handset/mobile business demand. The overall average selling price of our products for the year ended December 28, 2014 remained relatively stable at $1.09 compared to $1.11 for the prior year.

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

Consistent with our accounting policies and generally accepted accounting principles, we have historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. We continually reassess our ability to reliably estimate the ultimate price of these products and, over the past several years, we have made investments in our systems and processes around our distribution channel to improve the quality of the information we receive from our distributors. Given these ongoing investments, and based on the financial framework we use for estimating potential price adjustments, in the fourth quarter of 2014, we concluded that we have become able to reasonably estimate returns and pricing concessions on certain product families and with certain distributors, and recognized revenue at the time we shipped these specific products to the identified distributors, less our estimate of future price adjustments and returns. For the fourth quarter of 2014, we recognized $53.2 million of revenue on a sell-in basis which represented 41% of our distribution revenue for the quarter. Included in the $53.2 million of revenue was $12.3 million of revenue recognized from the conversion of deferred revenue (inventory) that was held by those distributors at the end of our fiscal year. The impact of this change resulted in a net income benefit of $6.2 million for fiscal 2014, or $0.04 per basic and diluted share.

The following table summarizes our consolidated revenues by segments:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Programmable Systems Division	$283,206	$292,707	$345,430
Memory Products Division	347,887	338,986	330,504
Data Communications Division	70,378	79,410	86,591
Emerging Technologies and Other	24,026	11,590	7,162
Total revenues	$725,497	$722,693	$769,687
Programmable Systems Division:
Revenues from the Programmable Systems Division in fiscal 2014 decreased by $9.5 million or 3.2% compared to fiscal 2013. Revenues from the Programmable Systems Division in fiscal 2013 decreased by $52.7 million or 15.3% compared to fiscal 2012.The revenue decrease in both fiscal 2014 and 2013 was primarily attributable to declines in sales of our TrueTouch® touchscreen products due to a decrease in revenue from our handset customers and lower average selling prices. The decrease was partially offset by an increase in sales of PSD products to industrial and automotive customers where we experienced a ramp in volume from new design wins. Fiscal 2014 revenue also included $8.2 million of incremental revenue as a result of the change in accounting for certain distributor revenues as discussed above.

Tables of Contents

Memory Products Division:
Revenues from the Memory Products Division in fiscal 2014 and 2013 increased by $8.9 million and $8.5 million, respectively, primarily due to an increase in sales of nonvolatile products associated with our acquisition of Ramtron, offset by a decrease in SRAM products driven by a continuing decrease in demand from wireless and wireline end customers. Fiscal 2014 revenue also included $4.1 million of incremental revenue as a result of the change in accounting for certain distributor revenues as discussed above.
Data Communications Division:
Revenue for the Data Communication Division in fiscal 2014 decreased by $9.0 million or 11.4% compared to fiscal 2013 due to declining revenue in our legacy high-speed USB controllers, optical navigation and trackpad products.
Revenue for the Data Communication Division in fiscal 2013 decreased by $7.2 million or 8.3% compared to fiscal 2012 due to declining revenue in our legacy USB products offset by an increase in USB3.0 and trackpad products.
Emerging Technologies and Other:
Revenue from the Emerging Technologies Division in fiscal 2014 increased by $12.4 million or 107.3% compared to fiscal 2013 due to increased revenue in all three business - Deca Tech, Agiga Tech and our foundry business. The increase is due to the overall increase in demand as certain of our Emerging Technologies companies begin to ramp production with new customer design wins.
Revenue from the Emerging Technologies Division in fiscal 2013 increased by $4.4 million or 61.8% compared to fiscal 2012 primarily due to increase in revenue from our foundry and Deca Technologies and Agiga Tech offset by the divestiture of Cypress Envirosystems which represented $2.9 million of revenue in 2012.
Cost of Revenues/Gross Margin

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Cost of revenues	$361,820	$384,121	$376,887
Gross margin percentage	50.1%	46.8%	51.0%
Gross margin percentage increased to 50.1% in fiscal 2014 from 46.8% in fiscal 2013 primarily driven by lower cost of revenue expenses associated with the inventory acquired in the Ramtron acquisition, higher factory absorption and product and customer mix. Charges to cost of revenue for inventory reserve provisions were $19.8 million during fiscal 2014, unfavorably impacting our gross margin by 3%. The benefit realized from sales of inventory previously reserved were $3.7 million for fiscal year 2014, favorably impacting our gross margin by 1%.
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
Research and Development (“R&D”)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
R&D expenses	$164,560	$190,906	$189,897
As a percentage of revenues	22.7%	26.4%	24.7%
R&D expenditures decreased by $26.3 million in fiscal 2014 compared to fiscal 2013. The decrease was primarily attributable to a decrease of $9.9 million in stock-based compensation and a decrease of $1.0 million in deferred compensation expense. There was an additional decrease in consulting fees and other outside services of $2.9 million and $10.0 million,

Tables of Contents

respectively, as a result of a worldwide cost cutting effort. As a percentage of revenues, R&D expenses were lower in fiscal 2014 driven by the decrease in total expense in the same period.
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
Selling, General and Administrative (“SG&A”)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
SG&A expenses	$170,741	$182,671	$211,959
As a percentage of revenues	23.5%	25.3%	27.5%
SG&A expenses decreased by $11.9 million in fiscal 2014, or approximately 6.5% compared to fiscal 2013. The decrease was primarily attributable to a decrease in stock-based compensation of approximately $13.4 million, a $7.9 million decrease in headcount related expenditures, a $2.0 million decrease in deferred compensation expense, a $1.6 million decrease in variable bonus-related expense, offset by $7.3 million of acquisition related expenditures associated with our proposed merger with Spansion, an increase of $2.7 million in legal fees and $1.3 million in accrued estimated legal settlements.
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
Amortization of Acquisition-Related Intangible Assets
During fiscal 2014, amortization of acquisition-related intangible assets decreased by $1.1 million compared to fiscal 2013. The decrease is primarily related to certain intangible assets acquired during fiscal 2012 that were fully amortized during fiscal 2013.
During fiscal 2013, amortization of acquisition-related intangible assets increased by $3.8 million compared to fiscal 2012. The increase is related to our Ramtron acquisition, which occurred in the fourth quarter of fiscal 2012. The increase is directly attributable to amortizing the acquired intangible assets for an entire fiscal year during 2013.
Restructuring
During fiscal 2013, we implemented a restructuring plan to reduce operating expenses as part of our 2013 corporate priorities. The plan included the termination of employees and the disposal of certain equipment located in our Bloomington, Minnesota facility. We recorded restructuring charges of $15.4 million and $4.3 million during fiscal 2013 and 2012, respectively, and a benefit of $1.2 million from restructuring related activities in fiscal 2014. The determination of when we accrue for severance costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement. The benefit of $1.2 million in restructuring activities in fiscal 2014 consisted mainly of a gain on the sale of restructured property, plant and equipment for approximately $0.6 million. The $15.4 million restructuring costs recognized in fiscal 2013 primarily consisted of $8 million in personnel costs and a $6.7 million in asset write-down. The $4.3 million restructuring costs recognized in fiscal 2012 consisted primarily of personnel costs and was mainly due to the restructuring program announced in fiscal 2011. Refer to Note 10 of Notes to Consolidated Financial Statements under Item 8 for more detailed discussions on our restructuring programs for fiscal 2014, 2013 and 2012.
Assets Held for Sale
During fiscal 2013, we incurred a $6.7 million charge to write down certain equipment that we intended to sell to its current fair value of $2.3 million which is included in "Other current assets" in the Consolidated Balance Sheet as of December

Tables of Contents

29, 2013. These assets were sold during fiscal 2014 at a net gain of approximately $0.6 million. Refer to Note 7 of Notes to Consolidated Financial Statements under Item 8 for more information on our assets held for sale.
Divestitures
We did not have any divestitures during fiscal 2014 or 2013.
On December 19, 2012, we completed the divestiture of our wholly-owned subsidiary Cypress Envirosystems and we received nominal consideration that is dependent upon future performance. Cypress Envirosystems was an immaterial part of our ETD segment and as a result of the sale we recorded a loss of $1.6 million in “(Gain) loss on divestiture,” in the Consolidated Statement of Operations.
Interest and Other Income, Net
The following table summarizes the components of interest and other income, net:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Interest income	$362	$301	$694
Interest expense	(5,763)	(8,112)	(3,824)
Changes in fair value of investments under the deferred compensation plan	3,014	6,371	3,158
Impairment of investments	—	25	(3,200)
Foreign currency exchange gains (losses), net	1,382	2,791	(1,460)
Unrealized loss on marketable securities	(1,495)	—	—
Gain on sale of equity investments	—	908	1,601
Others	40	(59)	286
Total interest and other income, net	$(2,460)	$2,225	$(2,745)
Employee Deferred Compensation Plan
We have a deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-deferred basis. We do not make contributions to the deferred compensation plan and we do not guarantee returns on the investments. Participant deferrals and investment gains and losses remain as our liabilities and the underlying assets are subject to claims of general creditors. In fiscal 2014, 2013 and 2012, we recognized changes in fair value of the assets under the deferred compensation plan in “Interest and other income, net” of approximately $3.0 million, $6.4 million and $3.2 million, respectively. The increase or decrease in the fair value of the investments relates to the increased or decreased performance of the portfolio on a year over year basis. Refer to Note 17 of Notes to Consolidated Financial Statements under Item 8 for more information about our deferred compensation plan.
Interest expense

Interest expense for fiscal 2014 and fiscal 2013 was $5.8 million and $8.1 million, respectively, and represents interest expense incurred on our revolving line of credit and other term debt. Refer to Note 14 of Notes to Consolidated Financial Statements under Item 8 for more information about our credit facilities.
Impairment of Investments
We review our investments periodically for impairment and recognize an impairment loss when the carrying value of an investment exceeds its fair value and the decline in value is considered other-than-temporary. In fiscal 2013 no impairment charges were recognized. During the first quarter of fiscal 2012, two of our privately-held companies which we were invested in at a carrying value of $2.4 million, offered additional rounds of financing that we declined to participate in. Based on these new rounds of financing, we determined that our investments were impaired and wrote off the $2.4 million investment in fiscal 2012.
For more information about our investments, refer to Note 6 of Notes to Consolidated Financial Statements under Item 8.
Gain on Sale of Investments in Marketable Equity Securities

Tables of Contents

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
Unrealized loss on marketable securities
In the fourth quarter of fiscal 2014, the Company, through a wholly-owned subsidiary, purchased approximately 6.9 million ordinary shares of Hua Hong Semiconductor Limited (HHSL) for an aggregate price of $10.0 million in connection with their initial public offering. HHSL is the parent company of Grace Semiconductor Manufacturing Corporation, which is one of our strategic foundry partners.  We recorded an unrealized loss on our investment in HHSL’s ordinary shares of approximately $1.5 million as a result of the decline in the fair market value of the investment as of December 28, 2014.
Equity in Net Loss of Equity Method Investee

During fiscal 2014, we invested an additional $15 million in a battery company. The additional investment in this company increased our ownership interest in the company’s outstanding stock from 17.6% to 26.2% as of December 28, 2014 and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our interest in the investee's reported net income or loss for each reporting period. Additionally, we are required to present our prior period financial results to reflect the equity method of accounting from the date of the initial investment in the company. Our results of operations include charges of $5.1 million, $1.9 million, and $1.1 million, respectively, for the fiscal years ended 2014, 2013, and 2012. Refer to Note 15 of Notes to Consolidated Financial Statements under Item 8 for more detailed discussion.
Income Taxes
Our income tax benefit was $1.2 million for 2014. Our income tax benefit was $7.8 million for 2013. Our income tax expense was $2.3 million in fiscal 2012. The tax benefit in fiscal 2014 was primarily attributable to a release of previously accrued taxes of approximately $8.3 million related to settlements with taxing authorities and the lapsing of statutes of limitations, primarily offset by income taxes associated with our non-U.S. operations. The tax benefit in fiscal 2013 was primarily attributable to a release of previously accrued taxes of approximately $13.8 million related to settlements with taxing authorities and the lapsing of statutes of limitation, primarily offset by income taxes associated with our non-U.S. operations. The tax expense in fiscal 2012 was primarily attributable to income taxes associated with our non-U.S. operation
Our effective tax rate varies from the U.S. statutory rate primarily due to earnings of foreign subsidiaries taxed at different rates and a full valuation allowance on net operating losses incurred in the U.S. The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the many countries in which we and our affiliates do business.
Non-U.S. tax authorities have completed their income tax examinations of our subsidiary in India for fiscal years 2002-2008 and our subsidiary in the Philippines up to 2009. The proposed adjustments in India have been appealed, and we believe the ultimate outcome of these appeals will not result in a material adjustment to our tax liability. The Philippines examinations up to 2009 resulted in no material adjustments to our tax liabilities. Income tax examinations of our Philippine subsidiary for the 2010 fiscal year and our India subsidiary for the 2009-2010 fiscal years are in progress. We believe the ultimate outcome of these examinations will not result in a material adjustment to our tax liability.
International revenues account for a significant portion of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 25%. The impact on our provision for income taxes of foreign income being taxed at rates different than the U.S. federal statutory rate was a benefit of approximately $37.5 million, $15.4 million, and $26.4 million in 2014, 2013 and 2012, respectively. The foreign jurisdictions with lower tax rates as compared to the U.S. statutory federal rate that had the most significant impact on our provision for foreign income taxes in the periods presented include the Cayman Islands, China, Ireland, the Philippines and Switzerland.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our consolidated cash, cash equivalents and short-term investments and working capital:

Tables of Contents

	As of
	December 28, 2014	December 29, 2013
	(In thousands)
Cash, cash equivalents and short-term investments	$118,812	$104,462
Working capital	$37,479	$13,871
Key Components of Cash Flows

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Net cash provided by operating activities	$103,336	$67,568	$134,997
Net cash provided by (used in) investing activities	$(42,156)	$261	$(113,036)
Net cash used in financing activities	$(43,453)	$(45,023)	$(58,475)
Fiscal 2014:
Operating Activities
In fiscal 2014, net cash provided by operating activities was $103.3 million compared to $67.6 million in fiscal 2013. The increase in operating cash flows for fiscal 2014 was primarily due to an increase in net income of $66.2 million compared to fiscal 2013. Our operating cash flow for 2014 of $103.3 million was primarily due to our net income of $16.5 million, net favorable non-cash adjustments to our net income including stock-based compensation of $50.2 million and depreciation and amortization of $46.7 million, and a net change in working capital of $7.9 million.
Investing Activities
In fiscal 2014, net cash used in investing activities was $42.2 million compared to net cash used in investing activities of $0.3 million in fiscal 2013. The net cash used in our investing activities in fiscal 2014 was primarily due to investment purchases of $23.4 million, purchases of property and equipment of $20.9 million and investments made in other entities accounted for under the cost or equity method of accounting of $18.4 million, offset by the proceeds from sales of investments of $16.6 million.
Financing Activities
In fiscal 2014, net cash used in financing activities was $43.4 million compared to $45.0 million in fiscal 2013. The cash we used in our financing activities in fiscal 2014 was primarily due to payment of dividends of $69.2 million and the repayment of debt and obligations under capital leases of $6.3 million, offset by net proceeds of $32 million from the issuance of common shares under our employee stock plans.
Fiscal 2013:
Operating Activities
In fiscal 2013, net cash provided by operating activities was $67.6 million compared to $135 million in fiscal 2012. The decrease in operating cash flows for fiscal 2013 was primarily due to an increase in net loss of $24.8 million compared to fiscal 2012. Our operating cash flow for fiscal 2013 of $67.6 million was primarily due to our net loss of $50.1 million, offset by net favorable non-cash adjustments to our net loss including stock-based compensation of $73.0 million, depreciation and amortization of $48.4 million, and a net change in working capital of $5.9 million.
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

Tables of Contents

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
Liquidity
Stock Repurchase Programs:
On September 20, 2011, our Board authorized a new $400.0 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, alternatives uses of cash, availability of on shore cash and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at our discretion. From September 2011 through the end of fiscal 2014, we used approximately $316.8 million from this program to repurchase approximately 23.6 million shares at an average share price of approximately $13.43. As of December 28, 2014, $83.3 million remained available for future stock repurchases.
Yield Enhancement Program (“YEP”):
As discussed in Item 5 above and in Note 14 of the Notes to Consolidated Financial Statements under Item 8, we have periodically entered into short term yield enhanced structured agreements since fiscal 2009. In fiscal 2014, we entered into short-term yield enhanced structured agreements with maturities ranging from 30 to 45 at an aggregate price of approximately $19.4 million. Upon settlement of these agreements, we received approximately $19.7 million in cash. In fiscal 2013 we didn’t enter into any short-term yield enhanced structured agreements. In fiscal 2012, we entered into short-term yield enhanced

Tables of Contents

structured agreements with maturities of 30 days or less for an aggregate price of approximately $14.5 million. Upon settlement of these agreements, we received approximately $14.9 million in cash.
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
At December 28, 2014, our outstanding borrowings of $227 million were recorded as part of long-term liabilities and are presented as “Long-term revolving credit facility” in the Consolidated Balance Sheet. As of December 28, 2014, we were in compliance with all of the financial covenants under the Credit Facility.
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
Refer to Note 5 of Notes to Consolidated Financial Statements under Item 8 for more information on our auction rate securities.
Contractual Obligations
The following table summarizes our contractual obligations as of December 28, 2014:

	Total	2015	2016 and 2017	2018 and 2019	After 2019
	(In thousands)
Purchase obligations (1)	$86,338	$76,023	$10,315	$—	$—
Equipment loan	$5,918	2,916	3,002	—	—
Operating lease commitments	$13,715	5,973	6,656	742	344
Capital lease commitments	$10,672	3,440	7,232	—	—
Senior Secured Revolving Credit Facility	$227,000	—	—	227,000	—
Patent license fee commitments (2)	$5,880	—	5,880	—	—
Total contractual obligations	$349,523	$88,352	$33,085	$227,742	$344

1.
Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

Tables of Contents

2.
On April 30, 2012, we entered into a patent license agreement whereby we paid a total patent license fee of $14.0 million in fiscal 2012 and committed to pay another $5.9 million on or before April 30, 2016 representing fees for future purchases of patents and patent related services.

As of December 28, 2014, our unrecognized tax benefits were $11.6 million, which were classified as long-term liabilities. We believe it is possible that we may recognize approximately $1.0 million to $1.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.
Capital Resources and Financial Condition
Our long-term strategy is to maintain a minimum amount of cash for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities, the purchase of our stock through our stock buyback program and payments of regularly scheduled cash dividends. In addition we may use excess cash to invest in our ETD, enter into strategic investments and partnerships and pursue acquisitions. As of December 28, 2014, in addition to $103.7 million in cash and cash equivalents, we had $15.1 million invested in short-term investments for a total cash and short-term investment position of $118.8 million that is available for use in current operations.
As of December 28, 2014, approximately 20% of our cash and cash equivalents and available for sale investments are offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.
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
Non-GAAP Financial Measures

To supplement its consolidated financial results presented in accordance with GAAP, Cypress uses non-GAAP measures to assess the following financial measures which are adjusted from the most directly comparable GAAP financial measures:

•	Gross margin

•	Research and development expenses

•	Selling, general and administrative expenses

•	Operating income (loss)

•	Net income (loss)

•	Diluted net income (loss) per share

The non-GAAP measures set forth above exclude charges primarily related to stock-based compensation, which represented approximately 72% of total adjustments for the year ended December 28, 2014, as well as restructuring charges, acquisition-related expenses and other adjustments. Management believes that these non-GAAP financial measures reflect an additional and useful way of viewing aspects of Cypress’s operations that, when viewed in conjunction with Cypress’s GAAP results, provide a more comprehensive understanding of the various factors and trends affecting Cypress’s business and operations. Management uses these non-GAAP measures for strategic and business decision-making, internal budgeting, forecasting and resource allocation processes. In addition, these non-GAAP financial measures facilitate management’s internal comparisons to Cypress’s historical operating results and comparisons to competitors’ operating results. Pursuant to the requirements of Regulation G and to make clear to our investors the adjustments we make to GAAP measures, we have provided a reconciliation of the non-GAAP measures to the most directly comparable GAAP financial measures.

Tables of Contents

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands, except per shares amounts)
Non-GAAP gross margin	$381,716	$377,261	$426,693
Non-GAAP research and development expenses	$147,098	$161,764	$166,086
Non-GAAP selling, general and administrative expenses	$137,858	$143,071	$163,804
Non-GAAP operating income	$96,759	$72,426	$96,804
Non-GAAP pretax profit	$91,187	$66,013	$93,662
Non-GAAP net income attributable to Cypress	$87,291	$63,221	$91,450
Non-GAAP diluted net income per share attributable to Cypress	$0.52	$0.39	$0.55
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

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES
(In thousands, except per-share data)
(Unaudited)

	Year Ended
	December 28, 2014	% of Revenue	December 29, 2013	% of Revenue	December 30, 2012	% of Revenue
GAAP gross margin	$363,677	50.1%	$338,572	46.8%	$392,800	51.0%
Stock-based compensation expense	13,209	1.8%	12,789	1.8%	18,519	2.4%
Impairment of assets, restructuring and other	4,489	0.6%	241	—%	3,581	0.5%
Changes in value of deferred compensation plan (1)	427	0.1%	854	0.2%	372	—%
Patent license fee	—	—%	—	—%	7,100	0.9%
Acquisition costs and related amortization	(86)	—%	24,805	3.4%	3,545	0.5%
Divestiture expenses	—	—%	—	—%	776	0.1%
Non-GAAP gross margin	$381,716	52.6%	$377,261	52.2%	$426,693	55.4%
GAAP research and development expenses	$164,560		$190,906		$189,897
Stock-based compensation expense	(16,187)		(26,042)		(19,800)
Non-cash compensation	—		—		(433)
Changes in value of deferred compensation plan (1)	(793)		(1,744)		(568)
Divestiture expenses	—		—		(307)
Acquisition costs and related amortization	—		(252)		(2,703)
Impairment of assets, restructuring and other	(482)		(1,104)		—
Non-GAAP research and development expenses	$147,098		$161,764		$166,086
GAAP selling, general and administrative expenses	$176,244		$182,671		$211,959
Stock-based compensation expense	(20,774)		(34,187)		(36,013)
Non-cash compensation	—		—		(500)
Impairment of assets, restructuring and other	(97)		(450)		(173)
Legal and other	(1,330)		—		—
Changes in value of deferred compensation plan (1)	(1,855)		(3,795)		(1,710)
Acquisition costs and related amortization	(14,330)		(1,168)		(9,095)
Divestiture expenses	—		—		(664)
Non-GAAP selling, general and administrative expenses	$137,858		$143,071		$163,804
GAAP operating income (loss)	$22,873		$(58,195)		$(18,915)
Stock-based compensation expense	50,170		73,020		74,332
Non-cash compensation	—		—		933
Loss on divestiture and expenses	—		—		3,351
Impairment of assets, restructuring and other	5,067		17,152		8,016
Legal and other	1,330		—		—
Changes in value of deferred compensation plan (1)	3,075		6,393		2,650
Patent license fee	—		—		7,100
Acquisition costs and related amortization	14,244		34,056		19,337
Non-GAAP operating income	$96,759		$72,426		$96,804

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES
(In thousands, except per-share data)
(Unaudited)

	Year Ended
	December 28, 2014	% of Revenue	December 29, 2013	% of Revenue	December 30, 2012	% of Revenue
GAAP pretax profit	$15,345	2.1%	$(57,847)	(8.0)%	$(22,735)	(3.0)%
Stock-based compensation expense	$50,170	6.9%	$73,020	10.1%	$74,332	9.7%
Non-cash compensation	—	—%	—	—%	933	0.1%
Loss on divestiture and expenses	—	—%	—	—%	3,351	0.4%
Acquisition costs and related amortization	$14,244	2.0%	$34,056	4.7%	$19,337	2.5%
Changes in value of deferred compensation plan	$61	—%	$22	—%	$(507)	(0.1)%
Legal and other	$1,330	0.2%	$—	—%	$—	—%
Impairment of assets, restructuring and other	$3,737	0.5%	$17,152	2.4%	$8,016	1.0%
Tax related and other items	$(263)	—%	$(2,267)	(0.3)%	$—	—%
Investment related losses	$1,495	0.2%	$—	—%	$2,760	0.4%
Patent license fee	—	—%	—	—%	7,100	0.9%
Losses from equity method investment (1)	$5,068	0.7%	$1,877	0.3%	$1,075	0.1%
Non-GAAP pretax profit	$91,187	12.6%	$66,013	9.2%	$93,662	12.0%
GAAP net income (loss) attributable to Cypress	$17,936		$(48,242)		$(23,444)
Stock-based compensation expense	50,170		73,020		74,332
Non-cash compensation	—		—		933
Loss on divestiture and expenses	—		—		3,351
Investment related unrealized losses (gains)	1,495		—		—
Impairment of assets, restructuring and other	3,737		17,151		8,016
Legal and other	1,330		—		—
Changes in value of deferred compensation plan	61		22		(507)
Acquisition costs and related amortization	14,244		34,056		19,337
Losses from equity method investment (1)	5,068		1,878		1,074
Investment-related gains	—		(2,266)		2,760
Patent license fee	—		—		7,100
Tax related and other	(6,750)		(12,398)		(1,502)
Non-GAAP net income (loss) attributable to Cypress	$87,291		$63,221		$91,450
GAAP net income per share attributable to Cypress—diluted	$0.11		$(0.31)		$(0.15)
Stock-based compensation expense	0.30		0.45		0.45
Loss on divestiture and expenses	—		—		0.02
Impairment of assets, restructuring and other	0.02		0.11		0.05
Legal and other	0.01		—		—
Acquisition costs and related amortization	0.08		0.21		0.12
Investment-related losses (gains)	0.01		(0.01)		0.02
Patent license	—		—		0.04
Losses from equity method investment (1)	0.03		—		—
Tax related and other	(0.04)		(0.08)		(0.01)
Non-GAAP share count adjustment	—		0.02		0.01
Non-GAAP net income per share attributable to Cypress—diluted	$0.52		$0.39		$0.55

Tables of Contents

(1)
In the first quarter of fiscal 2014, the Company changed the manner in which it accounted for one of its investments in an entity from the cost method of accounting to the equity method of accounting. The Company has restated is historical financial statements for all periods presented as if the Company had accounted for its investment in the entity under the equity method of accounting. See Note 15.

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

We have historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. We continually reassess our ability to reliably estimate the ultimate price of these products and, over the past several years, we have made investments in our systems and processes around our distribution channel to improve the quality of the information we receive from our distributors. Given these ongoing investments, and based on the financial framework we use for estimating potential price adjustments, in the fourth quarter of 2014, we concluded that we have become able to reasonably estimate returns and pricing concessions on certain product families and with certain distributors, and recognized revenue at the time we shipped these specific products to the identified distributors, less our estimate of future price adjustments and returns. As a result of this change, we recognized an incremental $12.3 million of revenue during the fourth quarter of fiscal 2014. The impact of this change resulted in an increase of $6.2 million to net income attributable to Cypress for fiscal 2014, or $0.04 per basic and diluted share.
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

Tables of Contents

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
Valuation of Goodwill:
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying amount of goodwill at December 28, 2014 was $65.7 million, $33.9 million in the Memory Products Division (“MPD”) and $31.8 million in the Programmable System Division (“PSD”). The goodwill related to MPD was recorded as part of the acquisition of Ramtron in the fourth quarter of fiscal 2012. The goodwill related to PSD was unchanged from the balance at December 29, 2013. MPD and PSD are the only reportable business segments with goodwill.
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
In fiscal 2014 and fiscal 2012, we elected to perform a qualitative analysis for impairment on goodwill rather than to perform the two-step quantitative goodwill impairment test. We assessed qualitative factors to determine whether it was necessary to perform the two-step goodwill impairment test. After assessing many qualitative factors pertinent to our Company we determined that it was more likely than not that the fair value of our reporting unit exceeds its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: 1) change in the industry and competitive environment, 2) market capitalization, 3) stock price and 4) overall financial performance. Based on the results of the testing, no goodwill impairment was recognized in fiscal 2014 and fiscal 2012.
In fiscal 2013 we elected to perform the two-step quantitative goodwill impairment test in 2013. The first step of a quantitative goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Based on the results of the testing, no goodwill impairment was recognized in fiscal 2013.

Tables of Contents

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

Tables of Contents

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
Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

Tables of Contents

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

Tables of Contents

	December 28, 2014	December 29, 2013
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$103,736	$86,009
Short-term investments	15,076	18,453
Accounts receivable, net	75,984	81,084
Inventories	88,227	100,612
Other current assets	29,288	33,555
Total current assets	312,311	319,713
Property, plant and equipment, net	237,763	258,585
Goodwill	65,696	65,696
Intangible assets, net	33,918	40,828
Other long-term assets	93,593	78,062
Total assets	$743,281	$762,884
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,678	$47,893
Accrued compensation and employee benefits	35,182	38,972
Deferred margin on sales to distributors	95,187	122,578
Dividends payable	17,931	16,850
Income taxes payable	2,710	3,034
Other current liabilities	81,144	76,515
Total current liabilities	274,832	305,842
Deferred income taxes and other tax liabilities	18,784	26,831
Long-term revolving credit facility	227,000	227,000
Other long-term liabilities	20,800	27,528
Total liabilities	541,416	587,201
Commitments and contingencies (Note 19)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 306,167 and 296,346 shares issued; 163,013 and 153,172 shares outstanding at December 28, 2014 and December 29, 2013, respectively	3,039	2,963
Additional paid-in-capital	2,675,170	2,665,453
Accumulated other comprehensive loss	(46)	(177)
Accumulated deficit	(379,913)	(397,849)
Stockholders’ equity before treasury stock	2,298,250	2,270,390
Less: shares of common stock held in treasury, at cost; 143,154 and 143,132 shares at December 28, 2014 and December 29, 2013, respectively	(2,090,493)	(2,090,233)
Total Cypress stockholders’ equity	207,757	180,157
Non-controlling interest	(5,892)	(4,474)
Total equity	201,865	175,683
Total liabilities and equity	$743,281	$762,884
The accompanying notes are an integral part of these consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands, except per-share amounts)
Revenues	$725,497	$722,693	$769,687
Costs and expenses:
Cost of revenues	361,820	384,121	376,887
Research and development	164,560	190,906	189,897
Selling, general and administrative	170,741	182,671	211,959
Amortization of acquisition-related intangible assets	6,683	7,833	3,996
Restructuring costs (benefit)	(1,180)	15,357	4,258
Loss on divestiture	—	—	1,605
Total costs and expenses, net	702,624	780,888	788,602
Operating income (loss)	22,873	(58,195)	(18,915)
Interest and other income (loss), net	(2,460)	2,225	(2,745)
Income (loss) before income taxes and non-controlling interest	20,413	(55,970)	(21,660)
Income tax provision (benefit)	(1,173)	(7,761)	2,324
Equity in net loss of equity method investee	(5,068)	(1,878)	(1,074)
Income (loss), net of taxes	16,518	(50,087)	(25,058)
Adjust for loss attributable to non-controlling interest, net of taxes	1,418	1,845	1,614
Net income (loss) attributable to Cypress	17,936	(48,242)	(23,444)
Net income (loss) per share attributable to Cypress:
Basic	$0.11	$(0.32)	$(0.16)
Diluted	$0.11	$(0.32)	$(0.16)
Cash dividends declared per share	$0.44	$0.44	$0.44
Shares used in net income (loss) per share calculation:
Basic	159,031	148,558	149,266
Diluted	169,122	148,558	149,266

Tables of Contents

The accompanying notes are an integral part of these consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Net income (loss)	$16,518	$(50,087)	$(25,058)
Other comprehensive income, net of tax:
Change in net unrealized gain, net of tax effects	131	267	1,490
Net gains reclassified into earning, net of tax effects	171	885	24
Other comprehensive income	302	1,152	1,514
Comprehensive income (loss)	16,820	(48,935)	(23,544)
Adjust for net loss attributable to noncontrolling interest	1,418	1,845	1,614
Comprehensive income (loss) attributable to Cypress	$18,238	$(47,090)	$(21,930)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents
CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Noncontrolling Interest	Total Equity
	Shares	Amount				Shares	Amount
	(In thousands)
Balances at January 2, 2012	278,812	$2,780	$2,579,348	$(1,940)	$(326,163)	124,638	$(1,853,758)	$(2,425)	$397,842
Comprehensive income:
Net income attributable to Cypress	—	—	—	—	(23,444)	—	—	—	(23,444)
Net unrealized loss on available-for-sale investments	—	—	—	1,490	—	—	—	—	1,490
Net unrealized gain (loss) on translation	—	—	—	6	—	—	—	—	6
Issuance of common shares under employee stock plans	8,091	88	23,707	—	—	—	—	—	23,795
Issuance of RSU's in connection with acquisition	—	—	1,805	—	—	—	—	—	1,805
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	1,379	(22,625)	—	(22,625)
Yield enhancement structured agreements, net	—	—	433	—	—	—	—	—	433
Repurchase of common shares	—	—	—	—	—	16,662	(209,187)	—	(209,187)
Stock-based compensation	—	—	72,573	—	—	—	—	—	72,573
Dividends	—	—	(65,287)	—	—	—	—	—	(65,287)
Noncontrolling interest	—	—	—	—	—	—	—	(1,614)	(1,614)
Balances at January 2, 2013	286,903	$2,868	$2,612,579	$(444)	$(349,607)	$142,679	$(2,085,570)	$(4,039)	$175,787
Comprehensive income:
Net income attributable to Cypress	—	—	—	—	(48,242)	—	—	—	(48,242)
Net unrealized gain on available-for-sale investments	—	—	—	267	—	—	—	—	267
Issuance of common shares under employee stock plans	9,443	95	43,249	—	—	—	—	—	43,344
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	453	(4,663)	—	(4,663)
Stock-based compensation	—	—	75,447	—	—	—	—	—	75,447
Dividends	—	—	(65,822)	—	—	—	—	—	(65,822)
Noncontrolling interest	—	—	—	—	—	—	—	(435)	(435)
Balances at December 29, 2013	296,346	$2,963	$2,665,453	$(177)	$(397,849)	$143,132	$(2,090,233)	$(4,474)	$175,683
Comprehensive income:
Net income attributable to Cypress	—	—	—	—	17,936	—	—	—	17,936
Net unrealized gain on available-for-sale investments	—	—	—	131	—	—	—	—	131
Yield enhancement structured agreements, net	—	—	318	—	—	—	—	—	318
Issuance of common shares under employee stock plans	9,821	76	33,071	—	—	—	—	—	33,147
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	22	(260)	—	(260)
Stock-based compensation	—	—	46,663	—	—	—	—	—	46,663
Dividends	—	—	(70,335)	—	—	—	—	—	(70,335)
Noncontrolling interest	—	—	—	—	—	—	—	(1,418)	(1,418)
Balances at December 28, 2014	306,167	$3,039	$2,675,170	$(46)	$(379,913)	143,154	$(2,090,493)	$(5,892)	$201,865
 The accompanying notes are an integral part of these consolidated financial statements.

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$16,518	$(50,087)	$(25,058)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Stock-based compensation expense	50,170	73,020	74,332
Depreciation and amortization	46,734	48,393	50,846
Loss on divestiture	—	—	1,605
Deferred income taxes and other tax liabilities	(7,864)	(14,455)	821
Restructuring costs	(1,180)	15,357	4,258
Loss (gain) on sale or retirement of property and equipment, net	(196)	—	3,192
Equity in loss of investee	5,068	1,878	1,074
Unrealized loss on investments	1,667	—	—
Impairment of investments	—	—	3,200
Other	272	(718)	6
Changes in operating assets and liabilities, net of effects of an acquisition and divestiture:
Accounts receivable	5,099	1,837	23,878
Inventories	9,140	29,419	1,351
Other current and long-term assets	10,377	8,712	(4,797)
Accounts payable and other liabilities	(5,079)	(37,173)	19,403
Deferred margin on sales to distributors	(27,390)	(8,615)	(19,114)
Net cash provided by operating activities	103,336	67,568	134,997
Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	16,556	64,414	139,825
Purchases of available-for-sale investments	(23,425)	(23,137)	(112,808)
Acquisition of property, plant and equipment	(20,947)	(36,627)	(33,013)
Cash paid for acquisition, net of cash received	—	—	(100,889)
Proceeds from divestiture	3,240	—	—
Proceeds from sales of property and equipment	—	6,661	63
Cash paid for other investments	(18,400)	(11,961)	(7,203)
Net employee contributions to (distributions from) deferred compensation plan	(1,283)	(1,247)	989
Proceeds from sales of equity investments	—	2,158	—
Other	2,103	—	—
Net cash provided by (used in) investing activities	(42,156)	261	(113,036)

Tables of Contents

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Cash flows from financing activities:
Repurchase of common shares	—	—	(209,187)
Issuance of common shares under employee stock plans	32,000	43,344	23,795
Yield enhancement structured agreements settled in cash, net	318	—	433
Withholding of common shares for tax obligations on vested restricted shares	(245)	(4,663)	(22,625)
Payments of dividends	(69,248)	(64,819)	(63,227)
Proceeds from equipment leases and loans	—	—	2,073
Repayment of equipment leases and loans	(6,278)	(8,880)	(5,695)
Borrowings under revolving credit facility and line of credit	264,000	140,000	282,000
Repayments of line of credit loan	(264,000)	(145,000)	(50,000)
Financing costs	—	(3,276)	(2,792)
Repayments of other financing agreements	—	(3,140)	(13,250)
Proceeds from sale of shares to noncontrolling interest	—	1,411	—
Net cash used in financing activities	(43,453)	(45,023)	(58,475)
Net increase (decrease) in cash and cash equivalents	17,727	22,806	(36,514)
Cash and cash equivalents, beginning of year	86,009	63,203	99,717
Cash and cash equivalents, end of year	$103,736	$86,009	$63,203
Supplemental disclosures:
Dividends payable	$17,931	$16,850	$15,847
Cash paid for income taxes	$4,598	$6,921	$4,644
Unpaid purchases of property, plant and equipment	$1,688	$—	$—
Additions to property, plant and equipment under capital lease arrangement	$—	$—	$18,788

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
Our operations outside of the United States include our assembly and test plants in the Philippines, and sales offices and design centers located in various parts of the world.
On December 1, 2014, Cypress announced that it entered into a definitive agreement to merge with Spansion, Inc., a leading designer, manufacturer and developer of embedded systems semiconductors, in an all-stock, tax-free transaction. Under the terms of the agreement, Spansion shareholders will receive 2.457 Cypress shares for each Spansion share they own. The shareholders of each company will initially own approximately 50% of the post-merger company.  The closing of the transaction is subject to customary conditions, including approval by Cypress and Spansion stockholders.  The transaction has been unanimously approved by the boards of directors of both companies.  Upon consummation, we expect to account for the merger under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standard Topic 805, Business Combinations, with Cypress treated as the accounting acquirer.
Basis of Preparation
The Company reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2014 ended on December 28, 2014, fiscal 2013 ended on December 29, 2013 and fiscal 2012 ended on December 30, 2012. Fiscal years 2014, 2013 and 2012 each contained 52 weeks.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of Cypress and all of our subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.
Certain prior year balances have been reclassified to conform to current year presentation.
During fiscal 2014, the Company recorded out-of-period correcting adjustments to write off certain manufacturing and subcontractor costs that were capitalized within other current assets in previous periods. These corrections resulted in a decrease of net income of $2.6 million for the twelve months ended December 28, 2014. The Company recorded these corrections in the aggregate totaling $2.6 million in cost of revenues in the twelve months ended December 28, 2014. Management assessed the impact of these errors and concluded that the amounts were not material, either individually or in the aggregate, to any prior periods.
During fiscal year 2014, the Company increased its ownership in a privately-held entity which required it to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, the Company is required to record its interest in the investee's reported net income or loss each reporting period. Additionally, the Company is required to present its prior period financial results to reflect the equity method of accounting from the date of the initial investment in the investee, which resulted in an increase to the Company's accumulated deficit and a corresponding reduction to the Company's investment. See Note 15 for more information.
Fair Value of Financial Instruments
For certain of our financial instruments, including cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. See Note 5 for a detailed discussion of our fair value measurements.

Tables of Contents

Cash and Cash Equivalents
Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.
Investments
All of our investments in equity securities in publicy traded companies are classified as trading securities. All of our investments in debt securities are classified as available-for-sale securities. Available-for-sale debt securities with maturities greater than twelve months are classified as short-term when they are intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. We also have minority equity investments in privately-held companies. Minority equity investments in which our ownership interest is less than 20% are carried at cost less any other than temporary impairment write-downs. Minority equity investments in which our ownership interest is 20% or greater are accounted for using the equity method of accounting. Under the equity method of accounting, we are required to record our interest in the investee's reported net income or loss for each reporting period. None of our equity investments are a variable interest entity. Our minority equity investments are included in “Other assets” in the Consolidated Balance Sheets.
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
Revenue Recognition
The Company generates revenues by selling products to distributors, various types of manufacturers including original equipment manufacturers (“OEMs”) and electronic manufacturing service providers (“EMSs”). The Company recognizes revenues on sales to OEMs and EMSs upon shipment provided that persuasive evidence of an arrangement exists, the price is

Tables of Contents

fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no significant remaining obligations.
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

The Company has historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. The Company continuously reassesses its' ability to reliably estimate the ultimate price of these products and, over the past several years, has made investments in its systems and process around its distribution channel to improve the quality of the information it receives from its distributors. Given these ongoing investments, and based on the financial framework the Company uses for estimating potential price adjustments, in the fourth quarter of 2014, the Company concluded that it was able to reasonably estimate returns and pricing concessions on certain product families and with certain distributors, and recognized revenue at the time it shipped these specific products to the identified distributors, less its estimate of future price adjustments and returns. As a result of this change, the Company recognized an incremental $12.3 million of revenue during the fourth quarter of fiscal 2014. The impact of this change resulted in an increase of $6.2 million to net income attributable to Cypress for fiscal 2014, or $0.04 per basic and diluted share.
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
Advertising Costs
Advertising costs consist of development and placement costs of our advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $3.7 million, $2.9 million and $4.9 million for fiscal years 2014, 2013 and 2012, respectively.
Foreign Currency Transactions
We use the United States dollar predominately as the functional currency for most of our foreign entities. Assets and liabilities of these entities are remeasured into the United States dollar using exchange rates in effect at the end of the period, except for non-monetary assets and liabilities, such as property, plant and equipment, which are remeasured using historical exchange rates. Revenues and expenses are remeasured using average exchange rates in effect for the period, except for items related to assets and liabilities, such as depreciation, that are remeasured using historical exchange rates. The total gains (losses) from foreign currency re-measurement for fiscal years 2014, 2013 and 2012 were $1.4 million, $2.8 million and ($1.5) million, respectively and are included in “Interest and other income, net” in the Consolidated Statements of Operations. For additional details related to items included in “Interest and other income, net,” see Note 13.
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

Tables of Contents

Outstanding accounts receivable from two of our distributors, accounted for 12% and 11%, of our consolidated accounts receivable as of December 28, 2014. Outstanding accounts receivable from three of our distributors, accounted for 17%, 12% and 11%, respectively, of our consolidated accounts receivable as of December 29, 2013.
Revenue generated through three of our distributors, accounted for 13%, 10% and 10% respectively, of our consolidated revenue for fiscal 2014. No end customer accounted for 10% or more of our consolidated revenue for fiscal 2014.
Revenue generated through three of our distributors accounted for 11%, 10% and 9%, respectively, of our consolidated revenue for fiscal 2013. Shipments to one end customer accounted for 12% of our consolidated revenue for fiscal 2013.
Revenue generated through three of our distributors accounted for 14%, 12%, and 10%, respectively, of our consolidated revenue for fiscal 2012. Shipments to one end customer accounted for 11% of our consolidated revenue for fiscal 2012.
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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standard Update ("ASU") No 2014-12, "Compensation - Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. Compensation cost should be recognized in the period in which it becomes probably that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendment is effective for annual reporting periods including interim reporting within those periods beginning after December 15, 2015. Earlier adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of an Entity." This ASU 2014-08 amends the definition of a discontinued operation to include a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. This ASU will be effective beginning in 2015. The adoption of this ASU may have a material effect on our consolidated financial statements in the event that we were to divest of a component that meets the definition of a discontinued operation.

In May 2014, the FASB issued an ASU on revenue from contracts with customers, ASU No. 2014-09, "Revenue from Contracts with Customers." This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The guidance is effective for annual reporting periods including interim reporting periods within those periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements, including the potential impact on its business and operations and the accounting for distributor-related transactions.

NOTE 2.  BUSINESS COMBINATIONS

Tables of Contents

Ramtron International Corporation (“Ramtron”)
In November 2012, we completed the acquisition of Ramtron, a publicly traded fabless semiconductor company that designs, develops and markets specialized semiconductor memory and integrated semiconductor solutions that are used in several markets for a wide range of applications. We had previously owned 4% of Ramtron’s outstanding common stock and in November 2012, we completed a cash tender offer and purchased the remaining 96% of Ramtron’s outstanding common stock at a purchase price of $3.10 per share for a total cash payment of $102.4 million, equity consideration of $1.8 million and incurred acquisition related expenses of $15.3 million. This $15.3 million of acquisition related expenses included legal, banker, severance expenses and costs related to the acceleration of terminated employee stock awards.
The fair value of the assets acquired and liabilities assumed were recorded in our consolidated balance sheet as of the acquisition date. The results of operations of Ramtron were included in our consolidated results of operations subsequent to the acquisition date. Ramtron is included in our Memory Products Division.
Purchase Price Allocation:
The total purchase price paid for the 100% equity interest was allocated to the net identifiable assets based on the estimated fair value at the acquisition date. We engaged a third party to assist with the determination of the fair value of certain identifiable intangible assets. In determining the value of these assets, management made various estimates and assumptions. These assumptions include but are not limited to the net present value of future expected cash flow from the sale of products. The fair value of all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with the respective asset or liability. The excess of the purchase price over the net identifiable assets and liabilities has been recorded as goodwill on the Consolidated Balance Sheet.
The allocation of the purchase consideration was as follows, (in thousands):
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

Tables of Contents

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
NOTE 3.  DIVESTITURES
On December 19, 2012, we completed the divestiture of our wholly-owned subsidiary Cypress Envirosystems. Cypress Envirosystems was part of our ETD segment and as a result of the sale we recorded a loss of $1.6 million in “Loss on divestiture,” on the Consolidated Statement of Operations. Prior to the divestiture, Cypress Envirosystems was immaterial to the financial position and operations of Cypress; therefore, the sale did not qualify as a discontinued operation.
NOTE 4.  GOODWILL AND INTANGIBLE ASSETS
Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The carrying amount of goodwill at December 28, 2014 and at December 29, 2013 was $65.7 million, $33.9 million in the Memory Products Division (“MPD”) and $31.8 million in the Programmable System Division (“PSD”). The goodwill related to MPD was recognized as part of the acquisition of Ramtron.

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
In fiscal 2014 and fiscal 2012, we elected to perform a qualitative analysis for impairment on goodwill rather than to perform the two-step quantitative goodwill impairment test. We assessed qualitative factors to determine whether it was necessary to perform the two-step goodwill impairment test. After assessing many qualitative factors pertinent to our Company we determined that it was more likely than not that the fair value of our reporting unit exceeds its carrying amount. In assessing the qualitative factors, we considered the impact of these key factors: 1) change in the industry and competitive environment, 2) market capitalization, 3) stock price and 4) overall financial performance. Based on the results of the testing, no goodwill impairment was recognized in fiscal 2014 and fiscal 2012.
In fiscal 2013, we elected to perform the two-step quantitative goodwill impairment test. The first step of the quantitative goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Based on the results of the testing, no goodwill impairment was recognized in fiscal 2013.
Intangible Assets
The following tables present details of our total intangible assets:

	As of December 28, 2014			As of December 29, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$151,773	$(118,357)	$33,416	$151,773	$(111,673)	$40,100
Non-acquisition related intangible assets	10,523	(10,021)	502	10,423	(9,695)	728
Total intangible assets	$162,296	$(128,378)	$33,918	$162,196	$(121,368)	$40,828
As of December 28, 2014, the estimated future amortization expense of intangible assets was as follows:

Fiscal Year	(In thousands)
2015	$5,643
2016	5,301
2017	5,221
2018	5,221
2019 and future	$12,532
Total future amortization expense	$33,918

Tables of Contents

NOTE 5. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2014 and December 29, 2013:

	As of December 28, 2014				December 29, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Reported as cash equivalents:
Money market funds	$7,665	$—	$—	$7,665	$29,719	$—	$—	$29,719
Total cash equivalents	7,665	—	—	7,665	29,719	—	—	29,719
Reported as short-term investments:
U.S. treasuries	4,993	—	—	4,993	—	—	—	—
Corporate notes and bonds	—	5,599	—	5,599	—	14,677	—	14,677
Federal agency	—	3,615	—	3,615	—	—	—	—
Commercial paper	—	—	—	—	—	1,300	—	1,300
Certificates of deposit	—	869	—	869	—	2,476	—	2,476
Asset-held-for-sale	—	—	—	—	—	2,260	—	2,260
Total short-term investments	4,993	10,083	—	15,076	—	20,713	—	20,713
Reported as long-term investments:
Marketable equity securities	8,493	—	—	8,493	—	—	—	—
Total long-term investments	8,493	—	—	8,493	—	—	—	—
Employee deferred compensation plan assets:
Cash equivalents	2,957	—	—	2,957	3,941	—	—	3,941
Mutual funds	24,114	—	—	24,114	23,415	—	—	23,415
Equity securities	9,352	—	—	9,352	7,977	—	—	7,977
Fixed income	—	3,798	—	3,798	—	3,192	—	3,192
Money market funds	3,895	—	—	3,895	4,080	—	—	4,080
Total employee deferred compensation plan assets	40,318	3,798	—	44,116	39,413	3,192	—	42,605
Total financial assets	$61,469	$13,881	$—	$75,350	$69,132	$23,905	$—	$93,037
Financial Liabilities
Employee deferred compensation plan liability	$—	$43,452	$—	$43,452	$—	$41,582	$—	$41,582
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

•
Level 3—includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement. As of December 28, 2014 and December 29, 2013, we do not own any financial assets utilizing Level 3 inputs.

Tables of Contents

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
We held no ARS at December 28, 2014 and December 29, 2013.
 Level 3 Investments Measured Fair Value on a Recurring Basis
The following table presents a summary of changes in our Level 3 investments measured at fair value on a recurring basis:

Auction Rate
Securities
(In thousands)
Balance as of December 30, 2012	5,504
Unrealized gain recorded in Accumulated other comprehensive loss	396
Realized loss recorded in interest and other income, net	(149)
Amounts settled / sold	(5,751)
Balance as of December 29, 2013	$—
Unrealized gain recorded in Accumulated other comprehensive loss	—
Realized loss recorded in interest and other income, net	—
Amounts settled / sold	—
Balance as of December 28, 2014	$—
Level 3 Assets Measured at Fair Value on a Nonrecurring Basis
Certain of our assets, including intangible assets, goodwill and cost-method investments, are measured at fair value on a nonrecurring basis if impairment is indicated.
As of December 28, 2014, the carrying value of the Company’s senior secured revolving line of credit was $227.0 million. The fair value of the Company’s line of credit approximates its fair value since it bears an interest rate that is similar to existing market rates.
Investments in Equity Securities
Privately-held equity investments are accounted for under the cost method if we have less than 20% ownership interest, and we do not have the ability to exercise significant influence over the operations of the privately-held companies. Our total investments in equity securities accounted for under the cost method included long-term investments in non-marketable equity securities (investments in privately-held companies) are approximately $5.9 million and $4.5 million, as of December 28, 2014 and December 29, 2013, respectively. Privately-held equity investments are accounted for under the equity method of accounting if we have an ownership interest of 20% or greater or if we have the ability to exercise significant influence over the operations of the privately-held companies. Out total investments in equity securities accounted for under the equity method of

Tables of Contents

accounting are approximately $20.5 million and $10.5 million as of December 28, 2014 and December 29, 2013, respectively. As noted above, these investments are periodically reviewed for other-than-temporary declines in fair value by considering available evidence, including general market conditions, financial condition, pricing in recent rounds of financing, if any, earnings and cash flow forecasts, recent operational performance and any other readily available market data.
During fiscal 2012, a certain privately-held company which we are invested in offered an additional round of financing that we declined to participate in. Based on this new round of financing, we determined that our investment was impaired and wrote off the remaining $1.2 million investment amount. In addition, another privately-held company which we are invested in at a carrying value of $2.0 million, offered another round of financing which effectively diluted our investment. Based on this new round of financing, we determined that our initial investment was impaired and wrote off the entire $2.0 million investment amount. These impairment losses of $3.2 million were recognized in “Interest and other income, net” in fiscal 2012.
In February 2012, we entered into a Stock Purchase Agreement (the “Agreement”) with a company that designs, develops and manufactures products in the area of advanced battery storage for mobile consumer devices. Pursuant to the terms of the Agreement, we have so far purchased approximately $28.5 million of preferred voting stock from the company and have committed to purchase additional preferred stock in a series of subsequent closings subject to certain performance milestones that must be fulfilled within a defined and agreed-upon timeline. In fiscal 2015, we plan to invest approximately $20.0 million, subject to the attainment of certain milestones and the timing of additional capital requests which could vary substantially. As of December 28, 2014, and December 29, 2013, we owned approximately 26.2% and 17.6%, respectively, of the company. As a result of the Company's additional investments in this company, the Company now accounts for its investment in the company under the equity method of accounting. See Note 15 for more information.
In the fourth quarter of fiscal 2014, the Company, through its wholly-owned subsidiary, purchased approximately 6.9 million ordinary shares of Hua Hong Semiconductor Limited (HHSL) for an aggregate price of $10.0 million in connection with their initial public offering. HHSL is the parent company of Grace Semiconductor Manufacturing Corporation, which is one of our strategic foundry partners.  We recorded an unrealized loss on our investment in HHSL’s ordinary shares of approximately $1.5 million "interest and other income, net" as a result of the decline in the fair market value of the investment as of December 28, 2014.
During fiscal 2013, we sold our equity investment in one publicly traded company for $2.2 million and recognized a gain of $1.1 million in “Interest and other income, net”.
There were no significant transfers between Level 1, Level 2 and Level 3 fair value hierarchies during fiscal 2014 and 2013.
NOTE 6.  INVESTMENTS
Available-For-Sale Securities and Other Investments
The following tables summarize our available-for-sale securities and other investments:

Tables of Contents

	As of December 28, 2014				As of December 29, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Reported as cash equivalents:
Money market funds	$7,665	$—	$—	$7,665	$29,719	$—	$—	$29,719
Total cash equivalents	7,665	—	—	7,665	29,719	—	—	29,719
Reported as short-term investments:
Corporate notes and bonds	5,616	—	(17)	5,599	14,667	10	—	14,677
Federal agency	3,617	—	(2)	3,615	—	—	—	—
U.S. treasuries	5,002	—	(9)	4,993	—	—	—	—
Commercial paper	—	—	—	—	1,300	—	—	1,300
Certificates of deposit	869	—	—	869	2,476	—	—	2,476
Total short-term investments	15,104	—	(28)	15,076	18,443	10	—	18,453
Reported as long-term investments:
Marketable equity securities	9,988	—	(1,495)	8,493	—	—	—	—
Total long-term investments	9,988	—	(1,495)	8,493	—	—	—	—
Total available-for-sale securities and other investments	$32,757	$—	$(1,523)	$31,234	$48,162	$10	$—	$48,172
As of December 28, 2014, the contractual maturities of our available-for-sale investments and certificates of deposit were as follows (the table below does not include our investments in marketable equity securities):

	Cost	Fair Value
	(In thousands)
Maturing within one year	$14,206	$14,199
Maturing in one to three years	8,563	8,542
Maturing in more than three years	—	—
Total	$22,769	$22,741
Realized gains and realized losses from sales of available-for-sale in fiscal 2014, 2013 and 2012 were not material.

NOTE 7.  ASSETS HELD FOR SALE
Fixed Assets
During fiscal 2014, certain equipment which had been classified as held for sale in fiscal 2013 was sold resulting in a gain of approximately $0.6 million. During fiscal 2013, we incurred a $6.7 million restructuring charge to write down this equipment to the then current fair value of $2.3 million, which was classified as held for sale and included in "Other current assets" in the Consolidated Balance Sheets as of December 29, 2013.

NOTE 8.  EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION
Our equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
We currently have the following employee stock plans:
1999 Stock Option Plan (“1999 Plan”):

Tables of Contents

The 1999 Plan expired in March 2009. There are currently no shares available for grant under the 1999 Plan. Approximately 2.6 million shares are issued and outstanding under the 1999 Plan. Any outstanding shares cancelled or forfeited under the 1999 Plan will be available for any future grants since the 1999 Plan expired.
2013 Stock Option Plan (“2013 Plan”):
At the 2013 Annual Shareholders Meeting, our shareholders approved the extension of the 1994 Stock Plan to January 15, 2024 and renamed the plan as the 2013 Stock Plan. The 2013 Plan provides for (1) the discretionary granting of Options, Stock Appreciation Rights ("SARs"), Restricted Stock Awards ("RSAs") or Restricted Stock Units ("RSUs") to Employees, Consultants and Outside Directors, which Options may be either Incentive Stock Options (for Employees only) or NonstatutoryStock Options, as determined by the Administrator at the time of grant; and (2) the grant of Nonstatutory Stock Options, SARs, Restricted Stock or RSUs to Outside Directors pursuant to an automatic, non-discretionary formula. Options or awards granted under the 2013 Stock Plan generally expire over terms not exceeding eight years from the date of grant, subject to earlier termination upon the cessation of employment or service of the recipients. The maximum aggregate number of shares authorized for issuance under the 2013 Stock Plan is 145.2 million shares. As of December 28, 2014, approximately 1.7 million options or 0.9 million RSUs and RSAs were available for grant under the 2013 Stock Plan. We filed an amended S-4 on January 22, 2015 which included a proposal for our shareholders to approve an additional 29.3 million shares (limited to 15.6 million full value award shares, which are shares that are issued with a $0 exercise price) associated with our planned merger with Spansion.
2012 Incentive Award Plan (“2012 Plan”):
In connection with our acquisition of Ramtron, we assumed their 2012 Plan, as amended, which reserves a total of 1.2 million shares of common stock for issuance under stock option or restricted stock grants. The exercise price of all non-qualified stock options must be no less than 100% of the fair market value on the effective date of the grant under the 2012 Plan, and the maximum term of each grant is seven years. The 2012 Plan permits the issuance of incentive stock options, the issuance of restricted stock, and other types of awards. Restricted stock grants generally vest five years from the date of grant. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issuance of restricted stock and restricted stock units is satisfied by issuing authorized common stock or treasury stock. Grants from this plan are limited to employees who joined Cypress as part of the Ramtron acquisition and grants to new Cypress employees. As of December 28, 2014, approximately 38 thousand shares of stock options or 25 thousand shares of RSUs and RSAs were available for grant under the 2012 Plan.
Employee Stock Purchase Plan (“ESPP”):
At the 2013 Annual Shareholders Meeting, our shareholders approved an extension of the ESPP Plan to May 10, 2023. Our ESPP allows eligible employees to purchase shares of our common stock through payroll deductions. The ESPP contains consecutive 18-month offering periods composed of three six-month exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each six-month exercise period. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $21,250. As of December 28, 2014, approximately 3.1 million shares were available for future issuance under the ESPP.
Stock-Based Compensation
The following table summarizes the stock-based compensation expense by line item in the Consolidated Statement of Operations:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Cost of revenues	$13,209	$12,789	$18,519
Research and development	16,187	26,042	19,800
Selling, general and administrative	20,774	34,189	36,013
Total stock-based compensation expense	$50,170	$73,020	$74,332
As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Tables of Contents

Consolidated cash proceeds from the issuance of shares under the employee stock plans were $32.0 million, $43.3 million, and $23.8 million for fiscal 2014, 2013 and 2012, respectively. No income tax benefit was realized from stock option exercises for fiscal 2014, 2013 and 2012. As of December 28, 2014 and December 29, 2013 stock-based compensation capitalized in inventories totaled $2.0 million and $5.3 million, respectively.
The following table summarizes the stock-based compensation expense by type of awards:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Stock options	$4,717	$8,747	$7,421
Restricted stock units and restricted stock awards	37,837	54,359	57,865
ESPP	7,616	9,914	9,046
Total stock-based compensation expense	$50,170	$73,020	$74,332
The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of December 28, 2014:

(In thousands)		Weighted-Average Amortization Period
		(In years)
Stock options	$6,130	1.68 years
Restricted stock units and restricted stock awards	32,518	0.96 years
ESPP	3,300	0.49 years
Total unrecognized stock-based compensation balance, net of estimated forfeitures	$41,948	1.03 years
Valuation Assumptions
We estimate the fair value of our stock-based equity awards using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model were as follows:

Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Stock Option Plans:
Expected life	4.4-5.7 years	4.24-5.27 years	1.1-7.2 years
Volatility	39.67%-41.12%	38.2%-41.9%	42.9%-49.6%
Risk-free interest rate	0.26%-1.75%	0.93%-1.85%	0.16%-1.5%
Dividend yield	4.2%-4.4%	3.8%-4.5%	2.8%-4.4%
ESPP:
Expected life	0.5-1.5 years	0.5-1.5 years	0.5-1.5 years
Volatility	31.0%-36.1%	38.4%-46.33%	44.8%-47.3%
Risk-free interest rate	0.03%-0.35%	0.08%-0.32%	0.13%-0.24%
Dividend yield	4.2%-4.4%	3.8%-4.5%	2.8%-4.4%
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

Tables of Contents

Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
Dividend yield: The expected dividend is based on our history and expected dividend payouts.
Employee Equity Award Activities
Stock Options:
The following table summarizes our stock option activities:

	Year Ended
	December 28, 2014		December 29, 2013		December 30, 2012
	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
	(In thousands, except per-share amounts)
Options outstanding, beginning of year	19,060	$8.33	22,760	$7.25	23,363	$6.49
Assumed options from Ramtron acquisition	—	—	—	—	329	$9.91
Granted	522	$10.24	4,122	$11.40	3,322	$11.18
Exercised	(4,027)	$4.47	(5,622)	$5.19	(3,236)	$4.90
Forfeited or expired	(1,092)	$11.59	(2,200)	$11.09	(1,018)	$11.95
Options outstanding, end of year	14,463	$9.24	19,060	$8.33	22,760	$7.25
Options exercisable, end of year	9,787	$8.05	12,346	$6.39	15,432	$5.50
The weighted-average grant-date fair value was $2.22 per share for options granted in fiscal 2014, $2.63 per share in options granted during fiscal 2013 and $2.74 per share for options granted in fiscal 2012.
The aggregate intrinsic value of the options outstanding and options exercisable as of December 28, 2014 was approximately $82.8 million and $68.0 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of December 28, 2014 and does not include substantial tax payments.
The aggregate intrinsic value of the options outstanding and options exercisable as of December 29, 2013 was approximately $57.7 million and $93.1 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of December 29, 2013 and does not include substantial tax adjustments.
The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was $26.4 million in fiscal 2014, $31.9 million in fiscal 2013 and $30.7 million in fiscal 2012.
The aggregate grant date fair value of the options which vested in fiscal 2014, 2013 and 2012 was $6.9 million, $10.1 million, and $12.2 million, respectively.
The following table summarizes information about options outstanding and exercisable as of December 28, 2014:

Tables of Contents

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
	(In thousands)	(In years)		(In thousands)
$2.72-$3.12	270	2.69	$2.82	271	$2.82
$3.22-$3.53	1,805	0.32	$3.51	1,794	$3.51
$3.54-$4.30	1,201	1.47	$4.00	1,193	$4.00
$4.55-$5.09	329	2.29	$4.80	329	$4.80
$5.23-$9.48	2,647	3.23	$6.65	2,492	$6.51
$9.58-$10.26	660	7.06	$10.03	168	$9.90
$10.43-$11.55	5,590	5.90	$11.35	2,193	$11.30
$11.58-$17.77	1,317	4.61	$15.05	918	$15.46
$18.86-$20.34	515	4.88	$19.02	328	$19.06
$21.59-$23.23	129	4.09	$22.76	101	$22.76
	14,463	4.24	$9.24	9,787	$8.05
The total number of exercisable in-the-money options was approximately 6.9 million shares as of December 28, 2014.
As of December 28, 2014, stock options vested and expected to vest totaled approximately 13.9 million shares, with a weighted-average remaining contractual life of 4.1 years and a weighted-average exercise price of $9.16 per share. The aggregate intrinsic value was approximately $82.8 million.
Restricted Stock Units and Restricted Stock Awards:
The following table summarizes our restricted stock unit and restricted stock award activities:

	Year Ended
	December 28, 2014		December 29, 2013		December 30, 2012
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
	(In thousands, except per-share amounts)
Non-vested, beginning of year	8,652	$11.97	7,887	$14.52	9,005	$10.43
Assumed from Ramtron acquisition	—	—	—	—	188	$8.69
Granted	6,344	$10.16	7,040	$11.40	5,606	$14.44
Released	(4,363)	$11.58	(2,378)	$9.77	(4,969)	$8.60
Forfeited	(2,795)	$11.21	(3,897)	$14.74	(1,943)	$10.26
Non-vested, end of year	7,838	$10.98	8,652	$11.97	7,887	$14.52
The balance as of December 28, 2014 included approximately 3.1 million performance-based restricted stock units ("PARS"). These PARS were issued to certain senior-level employees in the second quarter of fiscal 2014 and can be earned ratably over a period of one to two years, subject to the achievement of certain performance mile stones that were set by the Compensation Committee in advance. Any share not earned due to not achieving the full performance milestone are forfeited and returned to the pool.
The three milestones for the 2014 PARS Program, as approved by the Compensation Committee, are as follows:

Milestone #1-our Chief Executive Officer’s annual goals, or CSFs, include various corporate-level strategic goals focused on financial results of operation, cost savings, gaining additional market share, introducing new products on specific schedules, implementing various operational and customer-facing systems as well as achieving certain organizational best practices (“CEO CSFs”). The CEO CSFs represent the action items that are most critical to the Company’s short- and long-term success. Each individual goal is assigned a specific number of points and each goal has specific targets that are determined in advance and document what is required to achieve 100% of the goal and then scales down to a specific 0% point. The maximum number of points, or the “CSF score”, that can be achieved for the CEO CSFs is 100 and there is no discretionary component to the

Tables of Contents

score of the CEO CSFs as each goal is specific and measurable. In order for a participant to earn 100% of the shares underlying Milestone #1, our CEO must obtain 85 points or greater under the CEO CSFs and achievement then scales down linearly to 0% of shares earned if the CEO CSF score is less than 60 points.

Milestone #2-requires the Company to achieve a specific revenue amount during fiscal year 2015. In order for a participant to earn 100% of the RSUs underlying Milestone #2, the Company must achieve a specific revenue amount level in fiscal year 2015 which scales down linearly to 0% of the shares earned if the dollar value of the specific revenue amount is less than target.

Milestone #3-requires the participant to remain employed through January 30, 2016. 75% of Milestone #3 targeted PARS vest on January 30, 2015 and the remaining 25% will vest on January 30, 2016.

Both Milestones #1 and #2 are multiplied by a Total Shareholder Return (TSR) Factor, for the applicable milestone performance period as compared to the performance of a Peer Group of Companies as detailed in our 2014 Proxy. The TSR factor which adjusts on a linear scale is .625 if Cypress is at the 10th or lower rank order percentile, 1.0 if Cypress is in the 40th and 60th rank percentile and 1.375 if Cypress is at the 90th or higher rank order percentile.

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

Subsequent to December 28, 2014, approximately 0.5 million shares were earned by the plan participants under Milestone # 1. The forfeited shares were returned to our equity pool.

Release of 2013 Performance-based Restricted Stock Shares

On February 27, 2014, the Committee approved the performance milestone achievements for fiscal year 2013. Before finalizing the 2013 PARS payouts, the Committee carefully considered the overall performance of the Company and concluded it was appropriate to exercise its right of negative discretion on the payout amounts earned. Of the total 4.1 million performance-based restricted stock units earned, 2.5 million were delivered and 1.6 million were forfeited due to negative discretion. The forfeited shares were returned to our equity pool.
ESPP:
During fiscal 2014, 2013 and 2012, we issued 1.5 million, 1.5 million, and 0.7 million shares under our ESPP with weighted-average price of $8.93, $9.21, and $11.36 per share, respectively.
NOTE 9. BALANCE SHEET COMPONENTS
Accounts Receivable, Net

	As of
	December 28, 2014	December 29, 2013
	(In thousands)
Accounts receivable, gross	$79,091	$84,431
Allowances for doubtful accounts receivable and sales returns	(3,107)	(3,347)
Accounts receivable, net	$75,984	$81,084
Inventories

Tables of Contents

	As of
	December 28, 2014	December 29, 2013
	(In thousands)
Raw materials	$4,753	$4,026
Work-in-process	64,003	71,948
Finished goods	19,471	24,638
Total inventories	$88,227	$100,612
Other Current Assets

	As of
	December 28, 2014	December 29, 2013
	(In thousands)
Prepaid expenses	$21,777	$26,364
Assets held for sale (see Note 7)	—	2,260
Other current assets	7,511	4,931
Total other current assets	$29,288	$33,555
Property, Plant and Equipment, Net

	As of
	December 28, 2014	December 29, 2013
	(In thousands)
Land	$18,570	$18,570
Equipment	1,029,214	1,039,984
Buildings, building and leasehold improvements	221,465	216,076
Furniture and fixtures	6,902	7,174
Total property, plant and equipment, gross	1,276,151	1,281,804
Less: accumulated depreciation and amortization	(1,038,388)	(1,023,219)
Total property, plant and equipment, net	$237,763	$258,585
Other Long-term Assets

	As of
	December 28, 2014	December 29, 2013
	(In thousands)
Employee deferred compensation plan (see Note 17)	$44,116	$42,351
Investments:
Equity securities (see Note 5)	34,992	15,009
Other assets	14,485	20,702
Total other assets	$93,593	$78,062

Tables of Contents

Other Current Liabilities

	As of
	December 28, 2014	December 29, 2013
	(In thousands)
Employee deferred compensation plan (see Note 17)	$43,452	$41,582
Restructuring accrual (see Note 10)	1,177	4,158
Capital lease–current portion	3,227	2,659
Equipment loan–current portion (see Note 14)	2,916	2,825
Customer advances	1,250	—
Rebate reserve	4,276	2,445
Other current liabilities	24,846	22,846
Total other current liabilities	$81,144	$76,515
Other Long-Term Liabilities

	As of
	December 28, 2014	December 29, 2013
	(In thousands)
Equipment loan–long term portion (see Note 14)	$3,002	$5,918
Capital lease–long term portion	7,105	9,828
Other long term liabilities	10,693	11,782
	$20,800	$27,528
NOTE 10. RESTRUCTURING
During fiscal 2014, we recorded a benefit from restructuring activities of $1.2 million, of which $0.6 million resulted from the gain on the sale of a previously restructured asset and $0.4 million resulted from a decrease in the estimate of termination benefits.

During fiscal 2013, we implemented a restructuring plan to reduce operating expenses as part of our 2013 corporate priorities (“Fiscal 2013 Restructuring Plan”). The plan included the termination of employees and the disposal of certain equipment located in our Bloomington, Minnesota facility. For the twelve months ended December 29, 2013, we recorded total restructuring charges of $15.4 million related to the Fiscal 2013 Restructuring Plan, of which $6.7 million was related to property, plant and equipment, $8.0 million was related to personnel costs, and $0.6 million was mainly related to the amounts payable upon the termination of agreements with certain distributor representatives.

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
The following table summarizes the restructuring charges (credits) recorded in the Consolidated Statements of Operations:

Tables of Contents

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
		(In thousands)
Personnel costs (credits)	$(357)	$8,010	$3,958
Impairment of property, plant and equipment	—	6,698	—
Gain on sale of held-for-sale assets	(579)	—	—
Other	(244)	649	300
Total restructuring charges (credits)	$(1,180)	$15,357	$4,258
A summary of the restructuring activities related to personnel costs, which are primarily in the U.S., is summarized as follows:
Consolidated Restructuring Plans

(In thousands)
Balance as of January 1, 2012	$3,840
Provision	3,996
Cash payments	(2,932)
Non-cash charges	(11)
Balance as of December 30, 2012	4,893
Provision	8,431
Cash payments	(9,111)
Non-cash charges	(55)
Balance as of December 29, 2013	4,158
Provision	(357)
Cash payments	(2,624)
Balance as of December 28,2014	$1,177
The restructuring liability as of December 28, 2014 is expected to be paid out within the next twelve months.

NOTE 11. FOREIGN CURRENCY DERIVATIVES
We operate and sell products in various global markets and purchase capital equipment using the U.S. dollar and foreign currencies. As a result, we are exposed to risks associated with changes in foreign currency exchange rates. We may use various hedge instruments from time to time to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of our subsidiaries and forecasted revenues and expenses. We do not enter into foreign currency derivative financial instruments for speculative or trading purposes. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not considered to be material as of December 28, 2014. We estimate the fair value of our forward contracts based on spot and forward rates from published sources.
We record hedges of certain foreign currency denominated monetary assets and liabilities at fair value at the end of each reporting period with the related gains or losses recorded in “Interest and other income, net” in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. The aggregate notional amount and fair value of outstanding forward contracts to hedge the risks associated with foreign currency denominated assets and liabilities as of December 28, 2014 and December 29, 2013 were not material.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss were as follows:

	Accumulated net unrealized losses on available-for-sale investments	Cumulative translation adjustment and other	Accumulated other comprehensive loss (income)

Balance as of December 30, 2012	$(450)	$6	$(444)
Other comprehensive income attributable to Cypress	267	—	267
Balance as of December 29, 2013	(183)	6	(177)
Other comprehensive income attributable to Cypress	131	—	131
Balance as of December 28, 2014	$(52)	$6	$(46)
NOTE 13. INTEREST AND OTHER INCOME, NET
The following table summarizes the components of “Interest and other income, net,” recorded in the Consolidated Statements of Operations:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Interest income	$362	$301	$694
Interest expense	(5,763)	(8,112)	(3,824)
Changes in fair value of investments under the deferred compensation plan	3,014	6,371	3,158
Unrealized loss on marketable securities	(1,495)	—	—
Impairment of investments	—	25	(3,200)
Foreign currency exchange gains (losses), net	1,382	2,791	(1,460)
Gain on sale of equity investments	—	908	1,601
Other	40	(59)	286
Total interest and other income, net	$(2,460)	$2,225	$(2,745)

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

On October 17, 2013, we amended our senior secured revolving credit facility ("Credit Facility") to reduce the revolving commitments to $300 million from $430 million. In connection with the reduction, certain financial covenants were amended. The amended financial covenants include the following conditions: 1) maximum senior secured leverage ratio of 2.50 to 1.00

Tables of Contents

through January 1, 2017 and 2.25 to 1.00 thereafter, 2) maximum total leverage ratio of 4.25 to 1.00 through January 3, 2015, 3.5 to 1.00 through January 1, 2017 and 3.00 to 1.00 thereafter, 3) minimum fixed charge coverage ratio of 1.00 to 1.00, and 4) minimum liquidity of at least $100 million.  At December 28, 2014, our outstanding borrowings of $227 million were recorded as part of long-term liabilities and are presented as “Loan payable” in the Consolidated Balance Sheet. As of December 28, 2014, we were in compliance with all of the financial covenants under the Credit Facility.
Equipment Loans
In December 2011, we obtained equipment loans from a certain financial institution for an aggregate amount of approximately $14.1 million. These loans are collateralized by certain of our manufacturing equipment and bear interest of 3.15% to 3.18% per annum and are payable in 60 equal installments which commenced in January 2012. The related master loan agreement includes a variety of standard covenants. Of the $5.9 million outstanding balance as of December 28, 2014, approximately $2.9 million was recorded as part of “Other current liabilities” and $3.0 million was recorded as part of “Other long-term liabilities” in the 2014 Consolidated Balance Sheets. At December 28, 2014 and December 29, 2013, the fair value of the equipment loans approximated the carrying value. The fair value was estimated using discounted cash flow analysis using relevant factors that might affect the fair value, such as present value factors and risk-free interest rates based on the U.S. Treasury yield curve.
The schedule of principal payments under our equipment loans is as follows:

Fiscal Year	(In thousands)
2015	$2,916
2016	3,002
Total	$5,918
Stock Buyback Programs:
$400 million Program Authorized in Fiscal 2011
On September 20, 2011, our Board authorized a new $400.0 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our board of directors. From September 2011 through the end of fiscal 2014, we used approximately $316.8 million from this program to repurchase approximately 23.6 million shares at an average share price of $13.43. As of December 28, 2014, $83.2 million remained available for future stock repurchases.
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

Tables of Contents

We had no activity related to yield enhanced structured agreements during fiscal 2013. The following table summarizes the activity of our settled yield enhanced structured agreements during fiscal 2014:

Periods	Aggregate Price Paid	Total Cash Proceeds Received Upon Maturity	Yield Realized	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
	(In thousands, except per-share amounts)
Fiscal 2014:
Settled through cash proceeds	$19,415	$19,733	$318	—	$—
Settled through issuance of common stock	—	—	—	—	—
Total for fiscal 2014	$19,415	$19,733	$318	—	$—
Dividends
During fiscal 2014, we paid total cash dividends of $69.2 million, consisting of dividends of $0.11 per share of common stock paid in all four quarters of the fiscal year. On November 24, 2014 our Board declared a cash dividend of $0.11 per share payable to holders of record of our common stock at the close of business day on December 26, 2014. This cash dividend was paid on January 15, 2015 and totaled approximately $17.9 million.
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

NOTE 15. EQUITY METHOD INVESTMENT

During fiscal 2014, we invested an additional $15 million in a company that designs, develops and manufactures products in the area of advanced batter storage for mobile consumer devices. The additional investment in this company increased our ownership interest in the company’s outstanding stock from 17.6% to 26.2% as of December 28, 2014 and required us to change from the cost method of accounting to the equity method of accounting for this investment. Under the equity method of accounting, we are required to record our interest in the investee's reported net income or loss for each reporting period. Additionally, we are required to present our prior period financial results to reflect the equity method of accounting from the date of the initial investment in the company. Cypress's results of operations include charges of $5.1 million, $1.9 million, and $1.1 million, respectively, for the fiscal years ended 2014, 2013, and 2012, for this investment which were recorded in "Equity in Net loss of equity method investee" in the Company's Consolidated Statements of Operations.

The following table lists the relevant captions from our Statements of Operations, as originally presented, and after the change in accounting from the cost method to the equity method for fiscal 2013 and 2012:

Tables of Contents

	Year Ended
	December 29, 2013	December 30, 2012
	(In thousands, except per-share data)
As previously presented
Operating loss	(58,195)	(18,915)
Net loss attributable to Cypress	(46,364)	(22,370)
Net loss per share attributable to Cypress
Basic	(0.31)	(0.15)
Diluted	(0.31)	(0.15)
As adjusted
Operating loss	(58,195)	(18,915)
Pro rata share of loss from equity investments	(1,878)	(1,074)
Net loss attributable to Cypress	(48,242)	(23,444)
Net loss per share attributable to Cypress
Basic	(0.32)	(0.16)
Diluted	(0.32)	(0.16)
Cumulative effect of change in accumulated deficit	(2,952)	(1,075)

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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands, except per-share amounts)
Net Income (Loss) per Share—Basic:
Net income (loss) attributable to Cypress for basic computation	$17,936	$(48,242)	$(23,444)
Weighted-average common shares for basic computation	159,031	148,558	149,266
Net income (loss) per share—basic	$0.11	$(0.32)	$(0.16)
Net Income (Loss) per Share—Diluted:
Net income (loss) attributable to Cypress for diluted computation	$17,936	$(48,242)	$(23,444)
Weighted-average common shares for basic computation	159,031	148,558	149,266
Effect of dilutive securities:
Stock options, restricted stock units, restricted stock awards and other	10,091	—	—
Weighted-average common shares for diluted computation	169,122	148,558	149,266
Net income (loss) per share—diluted	$0.11	$(0.32)	$(0.16)
Anti-Dilutive Securities:
The following securities were excluded from the computation of diluted Net income (loss) per share as their impact was anti-dilutive:

Tables of Contents

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Stock options, restricted stock units and restricted stock awards	8,708	8,023	4,458

NOTE 17.  EMPLOYEE BENEFIT PLANS
Key Employee Bonus Plan (“KEBP”)
We have a key employee bonus plan, which provides for incentive payments to certain key employees including all executive officers except the Chief Executive Officer. Payments under the plan are determined based upon certain performance measures, including our Non-GAAP actual PBT% compared to a target as well as achievement of strategic, operational and financial goals established for each key employee. We recorded total charges of $2.7 million under the plan in fiscal 2014, $7.4 million in fiscal 2013, and $0.2 million in fiscal 2012.
Performance Bonus Plan
We have a performance bonus plan which provides for incentive payments to our CEO under a shareholder approved Plan. Payments under the plan are determined based upon the attainment and certification of certain objective performance criteria established by the Committee. Under the plan, we recorded total charges of less than $0.1 million for the fiscal periods presented herein.
Performance Profit Sharing Plan (“PPSP”)
We have a performance profit sharing plan, which provides incentive payments to all our employees. Payments under the plan are determined based upon our earnings per share and the employees’ percentage of success in achieving certain performance goals. We recorded total charges of $1.1 million under the plan in fiscal 2014, $2.7 million in fiscal 2013, and $0.3 million in fiscal 2012.
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
Under the deferred compensation plan the assets are recorded at fair value in each reporting period with the offset being recorded in “Other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of December 28, 2014 and December 29, 2013, the fair value of the assets was $44.1 million and $42.6 million, respectively, and the fair value of the liabilities was $43.5 million and $41.6 million, respectively.
All expense and income recorded under the deferred compensation plan were included in the following line items in the Consolidated Statements of Operations:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income, net	$3,014	$6,371	$3,157
Changes in fair value of liabilities recorded in:
Cost of revenues	427	(854)	(372)
Research and development expenses	(793)	(1,744)	(568)
Selling, general and administrative expenses	(1,855)	(3,795)	(1,710)
Total income (expense), net	$793	$(22)	$507

Tables of Contents

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
As of December 28, 2014 and December 29, 2013, projected benefit obligations totaled $9.0 million and $8.3 million, respectively, and the fair value of plan assets was $3.4 million and $3.4 million, respectively.

NOTE 18.  INCOME TAXES
The geographic distribution of income (loss) before income taxes and the components of income tax benefit (provision) are summarized below:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
United States loss	$(109,307)	$(122,162)	$(128,606)
Foreign income	124,652	64,314	105,872
Income (loss) before income taxes	15,345	(57,848)	(22,734)
Income tax benefit (provision):
Current tax benefit (expense):
Federal	5,551	12,026	1,106
State	(49)	(120)	65
Foreign	(4,732)	(4,292)	(5,353)
Total current tax benefit (expense)	770	7,614	(4,182)
Deferred tax benefit (expense):
Foreign	403	147	1,858
Total deferred tax benefit (expense)	403	147	1,858
Income tax benefit (provision)	$1,173	$7,761	$(2,324)
Income tax benefit (provision) differs from the amounts obtained by applying the statutory United States federal income tax rate to income (loss) before taxes as shown below:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Benefit (provision) at U.S. statutory rate of 35%	$(5,371)	$19,589	$7,581
Foreign income at other than U.S. rates	37,477	15,425	26,364
Future benefits not recognized	(35,107)	(41,797)	(38,190)
Reversal of previously accrued taxes	8,286	13,872	3,985
Tax impact of for acquisitions	(2,538)	1,061	(1,982)
Foreign withholding taxes	(1,195)	(535)	(743)
Refundable tax credits	—	—	475
State income taxes, net of federal benefit	(49)	93	65
Other, net	(330)	53	121
Income tax benefit (provision)	$1,173	$7,761	$(2,324)

Tables of Contents

The components of deferred tax assets and liabilities were as follows:

	As of
	December 28, 2014	December 29, 2013
	(In thousands)
Deferred tax assets:
Credits and net operating loss carryovers	$265,827	$259,613
Reserves and accruals	55,678	39,525
Excess of book over tax depreciation	32,892	31,107
Deferred income	6,197	6,723
Total deferred tax assets	360,594	336,968
Less valuation allowance	(358,424)	(334,671)
Deferred tax assets, net	2,170	2,297
Deferred tax liabilities:
Intangible assets arising from acquisitions	—	(349)
Total deferred tax liabilities	—	(349)
Net deferred tax assets	$2,170	$1,948
At December 28, 2014, we had U.S. federal net operating loss carryovers of approximately $807.7 million, which, if not utilized, will expire from 2018 through 2034. Of the $807.7 million, $49.7 million relates to net operating losses of acquired subsidiaries and are subject to Section 382 limitation. We had state net operating loss carryovers of approximately $278.1 million which, if not utilized, will expire from 2015 through 2025. A portion of these net operating loss carryovers relate to net operating losses of acquired subsidiaries and are subject to certain limitations. We had U.S. federal tax credit carry-forwards of approximately $149.1 million, which, if not utilized, will expire from 2019 through 2034, and state tax credit carryforwards of approximately $83.5 million, which currently do not have any expiration date. Utilization of the net operating losses and tax credit carryovers may be limited if certain ownership changes occur subsequent to December 28, 2014.
As of December 28, 2014 of the total deferred tax assets of $360.6 million, a valuation allowance of $358.4 million has been recorded for the portion which is not more likely than not to be realized. As of December 29, 2013, of the total deferred tax assets of $337.0 million, a valuation allowance of $334.7 million has been recorded for the portion which is not more likely than not to be realized. Our determination of the need for a valuation allowance each year is based on jurisdictional assessment.
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
We received tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. When recognized, the tax benefit related to $632.6 million of our net operating loss carryforwards will be accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision.
United States income taxes and foreign withholding taxes have not been provided on a cumulative total of $298.6 million and $242.0 million of undistributed earnings for certain non-United States subsidiaries as of December 28, 2014 and December 29, 2013, respectively, because such earnings are intended to be indefinitely reinvested in the operations and potential acquisitions of our international operations. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.
Our global operations involve manufacturing, research and development, and selling activities. Our operations outside the U.S. are in certain countries that impose a statutory tax rate both higher and lower than the U.S. We are subject to tax holidays in the Philippines where we manufacture and design certain of our products. These tax holidays are scheduled to expire at varying times within the next three years. Our tax benefit of these tax holidays for the year ended December 28, 2014, was $0.2

Tables of Contents

million which had an insignificant impact on earnings per share. Overall, we expect our foreign earnings to be taxed at rates lower than the statutory tax rate in the U.S.
Unrecognized Tax Benefits
The following table is a reconciliation of unrecognized tax benefits:

(In thousands)
Unrecognized tax benefits, as of January 1, 2012	$29,817
Decrease related to settlements with taxing authorities	(1,807)
Increase based on tax positions related to current year	5,392
Decrease based on tax positions related to prior years	1,004
Decrease related to lapsing of statutes of limitations	(2,940)
Unrecognized tax benefits, as of December 30, 2012	$31,466
Decrease related to settlements with taxing authorities	(9,216)
Increase based on tax positions related to current year	962
Increase based on tax positions related to prior year	163
Decrease related to lapsing of statute of limitation	(4,762)
Unrecognized tax benefits, as of December 29, 2013	$18,613
Decrease related to settlements with taxing authorities	(6,361)
Increase based on tax positions related to current year	993
Decrease related to lapsing of statute of limitation	(1,638)
Unrecognized tax benefits, as of December 28, 2014	$11,607
As of December 28, 2014, December 29, 2013 and December 30, 2012, the amounts of unrecognized tax benefits that, if recognized, would affect our effective tax rate totaled $12.9 million, $17.6 million, and $28.2 million, respectively.
Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and

•	expiration of statute of limitations on our tax returns.
The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. We believe it is possible that we may recognize approximately$1.0 million to $1.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.
Classification of Interest and Penalties
Our policy is to classify interest expense and penalties, if any, as components of income tax provision in the Consolidated Statements of Operations. As of December 28, 2014, December 29, 2013 and December 30, 2012, the amount of accrued interest and penalties totaled $3.0 million, $5.8 million and $11.6 million, respectively. We recorded a charge or (benefit) from interest and penalties of approximately ($2.8) million, $1.9 million and $1.8 million during fiscal 2014, 2013 and 2012, respectively.

Tables of Contents

Tax Examinations
The following table summarizes our major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of December 28, 2014:

Tax Jurisdictions	Tax Years
United States	2010 and onward
Philippines	2010 and onward
India	2009 and onward
Switzerland	2008 and onward
California	2010 and onward
Non-U.S. tax authorities have completed their income tax examinations of our subsidiary in India for fiscal years 2002-2006 and our subsidiary in the Philippines up to 2009. The proposed adjustments in India have been appealed, and we believe the ultimate outcome of these appeals will not result in a material adjustment to our tax liability. The Philippines examinations for 2008 and 2009 resulted in no material adjustments to our tax liabilities. Income tax examinations of our Philippine subsidiary for the 2010 fiscal year and our India subsidiary for the 2009-2010 fiscal years are in progress. We believe the ultimate outcome of these examinations will not result in a material increase to our tax liability.

NOTE 19.  COMMITMENTS AND CONTINGENCIES
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
The following table presents our warranty reserve activities:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Beginning balance	$2,628	$3,360	$3,085
Provisions	1,449	390	1,179
Settlements made	(1,707)	(1,122)	(904)
Ending balance	$2,370	$2,628	$3,360
Patent License Agreement
On April 30, 2012, we entered into a strategic Patent License Agreement (“PLA”) with IV Global Licensing LLC (“IV”) under which we and our majority-owned subsidiaries received a license to IV’s substantial patent portfolio. This transaction allowed us and IV to continue to develop our strategic relationship regarding patent monetization and litigation defense. Under the terms of the PLA, we paid a license fee of approximately $14 million and to purchase certain litigation defense services from IV in the future. In addition, in a related agreement, IV is expected to make certain patent purchases from us in the near term. The exact terms and conditions of the PLA are subject to confidentiality provisions, and are the subject of an application for confidential treatment to be filed with the SEC.
One of the benefits that we received from the PLA was the avoidance of future litigation expenses as well as future customer disruption and based upon our analysis, using a relief from royalty method, we determined that a portion of the license fee that we will pay IV represents the cumulative cost relating to prior years. As such, we recorded approximately, $7.1 million which was recorded as a charge to cost of revenues in fiscal 2012. We originally capitalized approximately $6.9 million in the Consolidated Balance Sheet and are amortizing over the purchased life of the patent portfolio. Amortization expense was approximately $0.8 million, $0.8 million, and $0.6 million in fiscal years December 28, 2014, December 29, 2013 and December 30, 2012, respectively. The remaining capitalized balance of the PLA is approximately $0.8 million and $0.8

Tables of Contents

million in Current assets, and $3.8 million and $4.7 million in Long-term assets in the Consolidated Balance Sheet as of December 28, 2014 and December 29, 2013, respectively. We paid the entire $14.0 million liability in fiscal 2012.
Capital Lease
On July 19, 2011, we entered into a capital lease agreement which allows us to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. We have the option of purchasing the tools from the lessor at specified intervals during the lease term. The master lease contains standard covenants. Assets purchased under the capital lease are included in “Property, plant and equipment, net” as manufacturing equipment and the amortization is included in depreciation. As of December 28, 2014, the gross value and net book value of manufacturing equipment purchased under capital lease was approximately $20.5 million and $13.7 million, respectively. As of December 28, 2014, the total minimum lease payments under our capital leases amounted to approximately $10.7 million.
Future minimum payments, by year and in the aggregate, under the capitalized lease consist of the following:

Fiscal Year	(In thousands)
2015	$3,440
2016	6,633
2017	599
Total minimum lease payments	10,672
Less: amount representing interest	340
Present value of net minimum lease payments	$10,332
Operating Lease Commitments
We lease certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2018. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values.
As of December 28, 2014, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2015	5,973
2016	3,743
2017	2,913
2018	512
2019	230
2020 and Thereafter	344
Total	$13,715
Rental expenses totaled approximately $6.8 million,, $7.2 million and $7.7 million in fiscal 2014, 2013 and 2012, respectively.
Equity Investment Commitments
We have committed to purchase additional preferred stock from a company that works in the area of advanced battery storage. In fiscal 2014, we invested $15 million in this company. Subject to the attainment of certain milestones, we intend to purchase additional preferred stock in this company.
Litigation and Asserted Claims
Our seven-patent infringement case against GSI’s static random access memory (“SRAM”) technology is currently pending in the United Stated District Court for Northern California. We are seeking damages as well as injunctive relief in the case, which has been assigned to Judge Tigar. We have received two claim construction rulings, discovery is ongoing, and trial is currently scheduled for January 2016. In defense of our claims, GSI filed petitions for inter-partes review with the PTO on five of our asserted patents, and four of those petitions were instituted and are currently pending before the PTO. We believe

Tables of Contents

strongly in the merits of our patent infringement claims, and intend to take the steps necessary to protect our intellectual property.
With respect to the civil antitrust case filed by GSI in the United States District Court for the Northern California, fact discovery and expert discovery are now complete. We filed a motion for summary judgment in June 2014, and the motion was denied in January 2015. Trial is expected to occur in the second or third quarter of 2015. GSI’s case, which only names Cypress as a defendant, accuses the QDR Consortium, which was comprised of several other semiconductor companies, of certain anti-competitive behavior. Aside from injunctive relief, GSI’s expert has opined that GSI incurred monetary damages due to delayed introduction of SigmaQuad-III. We believe strongly that we have meritorious defenses to GSI’s allegations and we intend to defend ourselves vigorously in this matter. Accordingly, the possible range and amount of monetary loss that might occur in the future in this matter, if any, is unknown at this time.
With respect to the litigation stemming from our acquisition of Ramtron, both the Dent and the Weber shareholder litigation cases have been dismissed with prejudice. In the LongPath Capital, LLC (“LongPath”) appraisal case, filed with the Court of Chancery in the State of Delaware, Petitioner LongPath seeks an appraisal of the fair value of the common stock shares held by LongPath, and an order that Ramtron pay such fair value, plus interest. We believe LongPath’s petition is without merit and we are defending this matter vigorously. In June 2013, we paid the purchase price of $3.10 per share to LongPath, or approximately $1.5 million, to cut off the accrual of statutory interest on the principal. As a result, our potential exposure is limited to any premium on the purchase price that might be awarded by the court. A bench trial was held from October 7-9, 2014, in Wilmington, Delaware. Post-trial oral argument is expected to occur in March 2015, and a ruling is expected to occur later this year. The respective positions of the parties on valuation make it impossible for us to accurately estimate the potential exposure, if any, for this matter.

In a separate matter associated with Ramtron, bankruptcy proceedings are ongoing in Italy where the trustee for four bankrupt entities of Finmek S.pA. is seeking refunds of payments made by Finmek to Ramtron prior to Finmek’s bankruptcy in 2004. In November 2014, one of the courts presiding over these proceedings found that two payments should be refunded to Finmek, which currently total approximately $0.6 million, including interest and fees. We believe this ruling was made in error and intend to appeal this decision. The current stage of the proceedings and appellate process prevent an accurate prediction of the amount of an award, if any, in the trustee’s favor.

In 2013, a former employee filed a grievance against the Company seeking back pay and reinstatement or front pay. That matter was tried before an administrative law judge in July 2014. In December 2014, the administrative law judge issued a ruling in favor of the former employee for amounts totaling approximately $1.3 million. We believe the ruling was erroneous and are currently appealing the decision. The respective positions of the parties and the appellate process prevent an accurate prediction of the outcome of this matter at this time.
After extended licensing discussions were effectively abandoned by LG Electronics, Inc. (“LG”) and Blackberry Limited/Blackberry Corporation (“Blackberry”), on August 29, 2013, we filed a patent infringement complaint against LG in the federal district court in the Northern District of California, accusing certain of their products of infringing six of our USB and Touch patents. In August 2014, LG filed petitions for inter-partes review of the six patents and filed a motion to stay the case pending the PTO’s review of the petitions. The motion to stay was granted in October 2014. We filed a second complaint in the Northern District of California with respect to the same six USB and Touch patents against Blackberry on September 10, 2014. On November 4, 2013, Blackberry filed an answer to our complaint along with a counter-claim asserting three of their patents against us. On the same day, Blackberry filed a second patent infringement complaint in the Northern District of Texas, asserting two of its patents against us. On January 31, 2014, we filed petitions for inter-partes review by the PTO on both of the patents asserted in the Northern District of Texas case, and both petitions were instituted. In September 2014, BlackBerry filed petitions for inter-partes review with respect to all six Cypress patents. Also in September 2014, the parties agreed to dismiss the respective district court litigations without prejudice, and in November 2014 the parties agreed to dismiss the respective petitions for inter-partes review, and there is no active litigation currently pending between Cypress and Blackberry. We believe strongly in the merits of our patent infringement claims, and intend to take the steps necessary to protect our intellectual property as well as the business interests of our non-infringing customers.
On September 24, 2013, we filed a three-patent infringement case against Silego Technology, Inc. in federal district court in the Northern District of California. That lawsuit was settled in May 2014 and the matter has been dismissed with prejudice.
We have reached a settlement in the pending class action claims in three Canadian provinces relating to the original SRAM class action case that was resolved in the United States in 2010. As with the case in the United States, we are confident that we have not engaged in any antitrust activity, however given that we are the last remaining defendant and the cost of continued litigation would far exceed the cost of a nominal settlement, we have agreed to settle the case.

Tables of Contents

After our announcement of the merger with Spansion in December 2014, two separate putative class action complaints were filed in Santa Clara County Superior Court, alleging claims of breach of fiduciary duty against the Spansion board of directors and naming Cypress as a defendant for aiding and abetting the alleged breach of fiduciary duty. The plaintiffs seek to injunctive relief and unspecified damages. We believe these actions are meritless and intend to defend ourselves vigorously. The possible range of monetary loss that might occur in the future in this matter, if any, is unknown at this time.
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
It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments we have made under these agreements have not had a material effect on our business, financial condition or results of operations. We believe that if we were to incur a loss in any of these matters, such loss would not have a material effect on our business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of December 28, 2014, we had no reason to believe a loss exceeding amounts already recognized had been incurred.

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

The following tables set forth certain information relating to the reportable business segments:

Tables of Contents

Revenues:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Programmable Systems Division	$283,206	$292,707	$345,430
Memory Products Division	347,887	338,986	330,504
Data Communications Division	70,378	79,410	86,591
Emerging Technologies and Other	24,026	11,590	7,162
Total revenues	$725,497	$722,693	$769,687
Income (Loss) from Operations before Income Taxes:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Programmable Systems Division	$(18,981)	$(20,105)	$2,732
Memory Products Division	134,283	111,667	124,275
Data Communications Division	(10,130)	(7,452)	(9,970)
Emerging Technologies and Other	(13,992)	(20,860)	(23,375)
Unallocated items:
Stock-based compensation expense	(50,170)	(73,020)	(74,332)
Loss on divestitures and expenses	—	—	(3,351)
Patent license fee	—	—	(7,100)
Restructuring (charges) benefit	1,180	(15,357)	(4,258)
Amortization of intangibles and other acquisition-related costs	(13,955)	(34,056)	(19,337)
Impairment of assets and other	(7,760)	(1,795)	(3,758)
Other	(62)	5,008	(2,253)
Non-cash compensation	—	—	(933)
Income (loss) from operations before income taxes	$20,413	$(55,970)	$(21,660)
Depreciation:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
Programmable Systems Division	$13,613	$14,642	$18,025
Memory Products Division	15,998	16,332	18,265
Data Communications Division	3,234	3,851	4,768
Emerging Technologies and Other	6,960	4,680	4,483
Total depreciation	$39,805	$39,505	$45,541
Geographical Information
The following table presents our total revenues by geographical locations:

Tables of Contents

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In thousands)
United States	$89,521	$75,052	$101,674
Europe	100,510	61,003	78,216
Asia:
China	294,655	254,993	334,113
South Korea	82,089	96,811	94,672
Japan	64,926	81,856	67,270
Rest of the world	93,796	152,978	93,742
Total revenues	$725,497	$722,693	$769,687
Property, plant and equipment, net, by geographic locations were as follows:

	As of
	December 28, 2014	December 29, 2013
	(In thousands)
United States	$128,544	$152,628
Philippines	90,641	59,873
Other	18,578	46,084
Total property, plant and equipment, net	$237,763	$258,585
We track our assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, our chief operating decision maker does not review asset information on a segment basis.
Customer Information
Outstanding accounts receivable from three of our distributors, accounted for 12%, 11% and 9%, respectively, of our consolidated accounts receivable as of December 28, 2014. Outstanding accounts receivable from three of our distributors, accounted for 17%, 12% and 11%, respectively, of our consolidated accounts receivable as of December 29, 2013.
Revenue generated through three of our distributors, accounted for 13%, 10% and 10% respectively, of our consolidated revenue for fiscal 2014.
Revenue generated through two of our distributors accounted for 11%, and 10%, respectively, of our consolidated revenue for fiscal 2013. One end customer purchases our products both from our distributors and directly from us. Shipments to this end customer accounted for 12% of our consolidated revenue for fiscal 2013.
Revenue through three of our distributors accounted for 14%, 12% and 10%, respectively, of our consolidated revenue for fiscal 2012. Shipments to one end customer accounted for 11% of our consolidated revenue for fiscal 2012.

NOTE 21.  SUBSEQUENT EVENT
Subsequent to the year ended December 28, 2014, we invested an additional $7.0 million in a company that designs, develops and manufactures products in the area of advanced battery storage for mobile consumer devices. We account for this investment under the equity method of accounting (see Note 15 for additional information). The additional investment in this company increased our ownership interest in this entity to approximately 30%.

Tables of Contents

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cypress Semiconductor Corporation:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries (the “Company”) at December 28, 2014 and December 29, 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
San Jose, California
February 13, 2015

Tables of Contents

UNAUDITED QUARTERLY FINANCIAL DATA
Fiscal 2014

	Three Months Ended
	December 28, 2014 (3)	September 28, 2014	June 29, 2014	March 30, 2014 (2)
	(In thousands, except per-share amounts)
Revenues	$184,097	$187,516	$183,601	$170,283
Gross margin	$93,702	$96,883	$95,370	$77,723
Net income (loss)	$3,076	$12,554	$9,157	$(8,269)
Adjust for net loss attributable to non-controlling interest	426	286	370	335
Net income (loss) attributable to Cypress	$3,502	$12,840	$9,527	$(7,934)
Net income (loss) per share–basic	$0.02	$0.08	$0.06	$(0.05)
Net income (loss) per share–diluted	$0.02	$0.08	$0.06	$0.05
Fiscal 2013

	Three Months Ended
	December 29, 2013 (2)	September 29, 2013 (2)	June 30, 2013 (1) (2)	March 31, 2013 (2)
	(In thousands, except per-share amounts)
Revenues	$167,776	$188,723	$193,466	$172,728
Gross margin	$76,448	$91,653	$91,425	$79,046
Net income	$(14,546)	$(9,259)	$2,840	$(29,122)
Adjust for net loss attributable to non-controlling interest	337	430	436	643
Net income attributable to Cypress	$(14,209)	$(8,829)	$3,276	$(28,479)
Net income per share–basic	$(0.09)	$(0.06)	$0.03	$(0.19)
Net income per share–diluted	$(0.09)	$(0.06)	$0.02	$(0.19)

(1)
The results for the three months ended June 30, 2013 included approximately $1.5 of non-recurring charges for goodwill attributable to the MPD reportable segment in connection with the acquisition of Ramtron.

(2)
In the first quarter of fiscal 2014, the Company changed the manner in which it accounted for one of its investments in an entity from the cost method of accounting to the equity method of accounting. The Company has restated is historical financial statements for all periods presented as if the Company had accounted for its investment in the entity under the equity method of accounting. See Note 15 of the notes to the consolidated financial statements.

(3)
During the fourth quarter of fiscal 2014, the Company changed from recognizing revenue for sales to certain distributors at the time of shipment, as compared to when resold by the distributor to the end customer, as it determined it could reliably estimate returns and pricing concessions on certain product families and with certain distributors. This change increased revenues in the fiscal fourth quarter by $12.3 million, net income by $6.2 million and net income per share, basic and diluted, by $0.04. See additional disclosures on this change in revenue recognition in Footnote 1 to the consolidated financial statements.

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
We assessed the effectiveness of our internal control over financial reporting as of December 28, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of December 28, 2014.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 91 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 28, 2014 (2014 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement and is incorporated herein by reference.
We have adopted a code of ethics that applies to all of our directors, officers and employees. We have made the code of ethics available, free of charge, on our website at www.cypress.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information set forth in the section titled “Executive Compensation” in our 2015 Proxy Statement and is incorporated herein by reference.
The information required by this item concerning compensation of directors is incorporated by reference from the information set forth in the section titled “Board Structure and Compensation” in our 2015 Proxy Statement and is incorporated herein by reference.
The information required by this item concerning our compensation committee is incorporated by reference from the information set forth in the sections titled “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee of the Board of Directors” in our in our 2015 Proxy Statement and is incorporated herein by reference.
Quarterly Executive Incentive Payments
There was approximately $0.1 million of performance incentive payments earned by our executive officers in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”) for the fourth quarter and the annual portion of fiscal 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners, directors and executive officers is incorporated by reference from the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our 2015 Proxy Statement.
The information required by this item regarding our equity compensation plans is incorporated by reference from Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item regarding transactions with certain persons is incorporated by reference from the information set forth in the section titled “Certain Relationships and Related Transactions” in our 2015 Proxy Statement.
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

Tables of Contents

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements:

2.	Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	99

The exhibits listed below are required to be filed as exhibits to Cypress Semiconductor Annual Report on Form 10-K for the year ended December 28, 2014. For administrative convenience and to avoid further increasing the size of the 10-K, we are filing the Documents as exhibits to this optional Current Report on Form 8-K and will incorporate the Documents into the 10-K by reference hereto.

3.	Exhibits:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith
2.1
Agreement and Plan of Merger and Reorganization, dated as of December 1, 2014, by and among Cypress Semiconductor Corporation, a Delaware corporation, Mustang Acquisition Corporation, a wholly owned subsidiary of Cypress Semiconductor Corporation and a Delaware corporation, and Spansion Inc., a Delaware corporation.

		8-K	12/1/2014
3.1	Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation.	10-K	12/31/2000
3.2	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	8-K	3/31/2006
3.3	Certificate of Amendment to Amended and Restated Bylaws of Cypress Semiconductor Corporation	8-K	5/28/2009
3.4	Certificate of Amendment to Amended and Restated Bylaws of Cypress Semiconductor Corporation	8-K	5/18/2010
3.5	Amendment to Amended and Restated By-Laws of Cypress Semiconductor Corporation	8-K	12/1/2014
10.1	Form of Indemnification Agreement.	S-1	3/4/1987
10.2 +	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan I.	S-8	9/6/2002
10.3 +	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan II.	S-8	9/6/2002
10.4	Lease Agreement dated as of June 27, 2003 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	6/29/2003
10.5	Participation Agreement dated as of June 27, 2003 by and among Cypress Semiconductor Corporation, Wachovia Development Corporation and Wachovia Bank, National Association.	10-Q	6/29/2003
10.6 +	SMaL Camera Technologies, Inc. 2000 Stock Option and Incentive Plan.	S-8	3/8/2005
10.7	First Amendment to Certain Operative Agreements dated March 28, 2005 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	4/3/2005
10.8 +	Cypress Semiconductor Corporation 2006 Key Employee Bonus Plan (KEBP) Summary.	10-K	1/1/2006
10.9 +	Cypress Semiconductor Corporation Performance Profit Sharing Plan (PPSP) Summary.	10-K	1/1/2006
10.10	Memorandum of Agreement between GNPower Ltd. Co. and Cypress Manufacturing Ltd.	10-Q	10/1/2006
10.11	Letter of Agreement between Cypress Semiconductor Corporation and SunPower Corporation.	8-K	11/16/2006
10.12	Letter of Agreement between Cypress Semiconductor Corporation and PowerLight Corporation.	8-K	11/16/2006
10.13	Amended Letter of Agreement between Cypress Semiconductor Corporation and PowerLight Corporation.	8-K	1/5/2007

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith
10.14	Guaranty dated December 12, 2006 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006
10.15	Guaranty dated February 1, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006
10.16	Guaranty dated March 19, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	4/1/2007
10.17	Guaranty dated May 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	7/1/2007
10.18	Guaranty dated June 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	7/1/2007
10.19	Guaranty dated December 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/30/2007
10.20	Guaranty, dated March 24, 2008, by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	3/30/2008
10.21	Amendment No. 1 to Tax Sharing Agreement, dated as of August 12, 2008, by and between Cypress Semiconductor Corporation and SunPower Corporation.	8-K	8/11/2008
10.22 +	1999 Non-Statutory Stock Option Plan, as amended and restated.	S-8	10/24/2008
10.23 +	Employee Qualified Stock Purchase Plan, as amended and restated.	S-8	10/24/2008
10.24 +	International Microcircuits Inc. 2000 Nonstatutory Stock Option Plan.	S-8	10/24/2008
10.25	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated March 2, 2009	10-Q	3/29/2009
10.26	Amendment No. 1 to Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated March 1, 2010.	10-K	3/3/2010
10.27 +	1994 Stock Plan, as amended and Restated	8-K	6/2/2011
10.28	Amended and Restated Loan and Security Agreement.	10-Q	5/9/2012
10.29 +	2012 Incentive Award Plan, as amended and restated.	S-8	12/12/2012
10.30	Form of Cypress Support Agreement	8-K	12/1/2014
10.31	Form of Spansion Support Agreement	8-K	12/1/2014
10.32 +	Thad Trent Employment Agreement			X
10.33 +	J. Daniel McCranie Employment Agreement			X
21.1	Subsidiaries of Cypress Semiconductor Corporation.	10-K	2/28/2013
23.1	Consent of Independent Registered Public Accounting Firm.			X
24.1	Power of Attorney (reference is made to the signature page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
+ Identifies a management contract or compensatory plans or arrangements required to be filed as an exhibit.

Tables of Contents

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charges (Releases) to Expenses/Revenues	Deductions	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended December 28, 2014	$719	$39	$(20)	$738
Year ended December 29, 2013	$769	$51	$(101)	$719
Year ended December 30, 2012	$824	$571	$(626)	$769

Tables of Contents

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: February 12, 2015	By:	/S/ Thad Trent
Thad Trent Executive Vice President, Finance and Administration and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints T.J. Rodgers and Thad Trent, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ T. J. RODGERS	President, Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2015
T. J. Rodgers

/S/ THAD TRENT	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2015
Thad Trent

/S/ W. STEVE ALBRECHT	Director	February 12, 2015
W. Steve Albrecht

/S/ ERIC A. BENHAMOU	Director	February 12, 2015
Eric A. Benhamou

/S/ ROBERT Y.L. MAO	Director	February 12, 2015
Robert Y.L. Mao

/S/ JAMES R. LONG	Director	February 12, 2015
James R. Long

/S/ J.D. SHERMAN	Director	February 12, 2015
J.D. Sherman

/S/ WILBERT G.M. VAN DEN HOEK	Director	February 12, 2015
Wilbert G.M. Van Den Hoek