Form 10-Q
period 2015-03-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2015-05-08
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————
FORM 10-Q
————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of outstanding shares of the registrant’s common stock as of May 1, 2015 was 331,910,079.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to: our manufacturing strategy; the expected timing and costs related to the integration of Cypress Semiconductor Corporation (“Cypress” or the “Company”) with Spansion Inc. (“Spansion”) as a result of our recent merger; our ability to execute on planned synergies related to the merger with Spansion; our expectations regarding dividends and stock repurchases; our expectations regarding future technology transfers and other licensing arrangements; our expectations regarding the timing and cost of our restructuring liabilities; our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; the competitive advantage we believe we have with our patents as well as our proprietary programmable technologies and programmable products; our backlog as an indicator of future performance; the risk associated with our yield investment agreements; our foreign currency exposure and the impact exchange rates could have on our operating margins; the adequacy of our cash and working capital positions; the value and liquidity of our investments; including auction rate securities and our other debt investments; our ability to recognize certain unrecognized tax benefits within the next twelve months as well as the resolution of agreements with various foreign tax authorities; our investment strategy; the impact of interest rate fluctuations on our investments; the volatility of our stock price; the adequacy of our real estate properties; the utility of our non-GAAP reporting; the adequacy of our audits; the potential impact of our indemnification obligations and the impact of new accounting standards on our financial statements. We use words such as “plan,” “anticipate,” “believe,” “expect,” “future,” “intend” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to: the state and future of the general economy and its impact on the markets and consumers we serve and our investments; our ability to effectively integrate our company with Spansion in a timely manner; our ability to attract and retain key personnel; our ability to timely deliver new proprietary and programmable technologies and products; the current credit conditions; our ability to expand our customer base; our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our success in our pending litigation matters; our ability to manage our investments and interest rate and exchange rate exposure; changes in the law; the results of our pending tax examinations; our ability to achieve liquidity in our investments; the failure or success of our Emerging Technology division and/or the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

ITEM 1. FINANCIAL STATEMENTS
CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29, 2015	December 28, 2014
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$147,581	$103,736
Short-term investments	9,586	15,076
Accounts receivable, net	192,136	75,984
Inventories	389,022	88,227
Other current assets	83,210	29,288
Total current assets	821,535	312,311
Property, plant and equipment, net	561,296	237,763
Goodwill	1,741,733	65,696
Intangible assets, net	887,222	33,918
Other long-term assets	189,660	93,593
Total assets	$4,201,446	$743,281
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$195,017	$42,678
Accrued compensation and employee benefits	101,921	35,182
Deferred margin on sales to distributors	128,464	95,187
Dividends payable	36,382	17,931
Income taxes payable	4,152	2,710
Current portion of long-term debt	16,091	6,143
Other current liabilities	242,638	75,001
Total current liabilities	724,665	274,832
Deferred income taxes and other tax liabilities	43,111	18,784
Revolving credit facility and long-term debt	477,989	237,107
Other long-term liabilities	49,262	10,693
Total liabilities	1,295,027	541,416
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 474,175 and 306,167 shares issued; 331,015 and 163,013 shares outstanding at March 29, 2015 and December 28, 2014, respectively	4,658	3,039
Additional paid-in-capital	5,625,586	2,675,170
Accumulated other comprehensive loss	(85)	(46)
Accumulated deficit	(626,712)	(379,913)
Stockholders’ equity before treasury stock	5,003,447	2,298,250
Less: shares of common stock held in treasury, at cost; 143,160 and 143,154 shares at March 29, 2015 and December 28, 2014, respectively	(2,090,493)	(2,090,493)
Total Cypress stockholders’ equity	2,912,954	207,757
Non-controlling interests	(6,535)	(5,892)
Total equity	2,906,419	201,865
Total liabilities and equity	$4,201,446	$743,281
The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands, except per-share amounts)
Revenues	$209,137	$170,283
Costs and expenses:
Cost of revenues	244,789	92,561
Research and development	50,522	45,330
Selling, general and administrative	76,450	42,609
Amortization of acquisition-related intangible assets	7,397	1,833
Restructuring and other	75,715	(1,014)
Total costs and expenses	454,873	181,319
Operating loss	(245,736)	(11,036)
Interest and other income (expense), net	(4,149)	(837)
Loss before income taxes and non-controlling interest	(249,885)	(11,873)
Income tax benefit	4,003	4,517
Equity in net loss of equity method investee	(1,559)	(913)
Net loss	(247,441)	(8,269)
Net loss attributable to non-controlling interests	643	335
Net loss attributable to Cypress	$(246,798)	$(7,934)
Net loss per share attributable to Cypress:
Basic	$(1.26)	$(0.05)
Diluted	$(1.26)	$(0.05)
Cash dividend declared per share	$0.11	$0.11
Shares used in net loss per share calculation:
Basic	196,471	154,572
Diluted	196,471	154,572
The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Net loss	$(247,441)	$(8,269)
Other comprehensive loss, net of taxes:
Net change in unrealized gains (losses) on available for sale securities	26	(5)
Net unrealized loss on cash flow hedges:
Net unrealized loss arising during the period	(192)	—
Net loss reclassified into earnings for revenue hedges (effective portion)	197	—
Net gain reclassified into earnings for expense hedges	(71)	—
Net unrealized loss on cash flow hedges	(66)	—
Other comprehensive loss	(40)	(5)
Comprehensive loss	(247,481)	(8,274)
Comprehensive loss attributable to non-controlling interest	643	335
Comprehensive loss attributable to Cypress	$(246,838)	$(7,939)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(247,441)	$(8,269)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	18,797	16,823
Depreciation and amortization	22,038	11,431
Deferred income taxes	(2,044)	(5,682)
Restructuring costs	17,994	(298)
(Gain) Loss on disposal of property and equipment	8,296	(579)
Equity in net loss of equity method investee	1,559	913
Other	2,561	713
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(16,179)	(37,132)
Inventories	149,521	12,219
Other current and long-term assets	(13,377)	12,549
Accounts payable and other liabilities	29,718	3,411
Deferred margin on sales to distributors	40,849	19,092
Net cash provided by operating activities	12,292	25,191
Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	6,912	10,450
Business acquisition, net of cash acquired	(105,130)	—
Contribution (distribution) of deferred compensation plan	1,050	(1,144)
Acquisition of property, plant and equipment	(6,496)	(5,599)
Cash paid for equity investments	(7,000)	(5,000)
Proceeds from sale of held-for-sale equipment	—	3,240
Other	—	116
Net cash provided by (used in) investing activities	(110,664)	2,063
Cash flows from financing activities:
Borrowings under revolving credit facility	200,000	—
Repayment of revolving credit facility	(77,000)	—
Withholding of common shares for tax obligations on vested restricted shares	—	(186)
Payment of dividends	(17,931)	(16,850)
Proceeds from employee equity awards	15,741	8,764
Repayment of equipment leases and loans	(1,587)	(1,347)
Proceeds from settlement of capped calls	25,293	—
Financing costs related to revolving credit facility	(2,299)	—
Net cash provided by (used in) financing activities	142,217	(9,619)
Net increase in cash and cash equivalents	43,845	17,635
Cash and cash equivalents, beginning of period	103,736	86,009
Cash and cash equivalents, end of period	$147,581	$103,644
Supplemental cash flow disclosures:
Dividends payable	$36,382	$17,931
Non cash investing and financing activities
Liabilities relating to license commitments	$18,197	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2015 has 53 weeks and fiscal 2014 had 52 weeks. The first quarter of fiscal 2015 ended on March 29, 2015 and the first quarter of fiscal 2014 ended on March 30, 2014.

Basis of Presentation
On March 12, 2015, the Company completed the merger with Spansion, Inc. (“Spansion”), a leading designer, manufacturer and developer of embedded systems semiconductors, for a total purchase consideration of approximately $2.8 billion ("the Merger"). The unaudited condensed consolidated statement of operations of Cypress for the three months ended March 29, 2015 includes the results of operations of Spansion following the merger date.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal, recurring nature, which are necessary to state fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Cypress' Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The following reclassifications have been made in the presentation of Cypress’ historical Condensed Consolidated Balance Sheet as of December 28, 2014.

•	$6.1 million reclassified from other current liabilities to current portion of long-term debt, and

•	$10.1 million reclassified from other long-term liabilities to revolving credit facility and long-term debt.
The condensed consolidated results of operations for the three months ended March 29, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.
During the three months ended March 30, 2014, the Company recorded out-of-period correcting adjustments to write off certain manufacturing and subcontractor costs that were capitalized within other current assets in previous periods. These corrections resulted in a decrease of net income of $2.6 million for the three months ended March 30, 2014. The Company recorded these corrections in the aggregate totaling $2.6 million in the cost of revenues for the three months ended March 30, 2014. Management assessed the impact of these errors and concluded that the amounts were not material, either individually or in the aggregate, to any prior periods.

Business Combinations

The Company applies the provisions of Accounting Standards Codification 805, Business Combinations ("ASC 805"), in the accounting for acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Company's Consolidated Statements of Operations. Accounting for business combinations requires the Company's management to make significant estimates and assumptions, especially at the acquisition date including estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although the Company believes the assumptions and

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

estimates it has made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to: future expected cash flows from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Sales to certain distributors are made under agreements which provide the distributors with price protection, stock rotation and other allowances under certain circumstances. Given the uncertainties associated with the rights given to these distributors, revenues and costs related to distributor sales are deferred until products are sold by the distributors to the end customers. Revenues are recognized upon receiving notification from the distributors that products have been sold to the end customers. At the time of shipment to distributors, the Company records a trade receivable for the selling price since there is a legally enforceable right to receive payment, relieves inventory for the value of goods shipped since legal title has passed to the distributors, and defers the related margin and price adjustment as deferred income on sales to distributors on the Consolidated Balance Sheets. The effects of distributor price adjustments are recorded as a reduction to deferred income at the time the distributors sell the products to the end customers and the distributor submits a valid claim for the price adjustment.

The Company has historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. The Company continuously reassesses its ability to reliably estimate the ultimate price of these products and, over the past several years, has made investments in its systems and process around its distribution channel to improve the quality of the information it receives from its distributors. Given these ongoing investments, and based on the financial framework the Company uses for estimating potential price adjustments, beginning the fourth quarter of 2014, the Company concluded that it was able to reasonably estimate returns and pricing concessions on certain product families and with certain distributors, and recognized revenue at the time it shipped these specific products to the identified distributors, less its estimate of future price adjustments and returns. During the first quarter ended March 29, 2015, the Company recognized an incremental $33.5 million of revenue from this change, which resulted in a benefit to net income of $17.5 million for the first quarter of fiscal 2015, or $0.09 per basic and diluted share.

The Company records as a reduction to revenues reserves for sales returns, price protection and allowances based upon historical rates and for any specific known customer amounts. The Company also provides certain distributors and EMSs with volume-pricing discounts, such as rebates and incentives, which are recorded as a reduction to revenues at the time of sale. Historically these volume discounts have not been significant.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on estimated net realizable value. The Company write downs its inventories which have become obsolete or are in excess of anticipated demand or net realizable value based upon assumptions about demand forecasts, product life cycle status, product development plans and current sales levels. Inventory reserves are not relieved until the related inventory has been sold or scrapped.

Situations that may result in excess or obsolete inventory include changes in business strategy and economic conditions, changes in consumer confidence caused by changes in market conditions, sudden and significant decreases in demand for its products, inventory obsolescence because of rapidly changing technology and customer requirements, failure to estimate customer demand properly for older products as newer products are introduced, or unexpected competitive pricing actions by its competition. In addition, cancellation or deferral of customer purchase orders could result in the Company holding excess inventory. Also, because the Company often sells a substantial portion of its products in the last month of each

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

quarter, the Company may not be able to reduce its inventory purchase commitments in a timely manner in response to customer cancellations or deferrals.

Employee Benefit Plans

In connection with the merger, the Company assumed the Spansion Innovates Group Cash Balance Plan (a defined benefit pension plan) in Japan. A defined benefit pension plan is accounted for on an actuarial basis, which requires the selection of various assumptions such as turnover rates, discount rates and other factors. The discount rate assumption is determined by comparing the projected benefit payments to the Japanese corporate bonds yield curve as of end of the most recently completed fiscal year. The benefit obligation is the projected benefit obligation (PBO), which represents the actuarial present value of benefits expected to be paid upon retirement. This liability is recorded in other long term liabilities on the Condensed Consolidated Balance Sheets. Net periodic pension cost is recorded in the Condensed Consolidated Statements of Operations and includes service cost. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money associated with the passage of time on the PBO. Gains or losses resulting from a change in the PBO if actual results differ from actuarial assumptions will be accumulated and amortized over the future life of the plan participants if they exceed 10% of the PBO, being the corridor amount. If the amount of a net gain or loss does not exceed the corridor amount, they will be recorded to other comprehensive income. See Note 8 for further details of the pension plans.

Cash Flow Hedges

The Company enters into cash flow hedges to protect non-functional currency inventory purchases and certain other operational expenses, in addition to its on-going program of cash flow hedges to protect its non-functional currency revenues against variability in cash flows due to foreign currency fluctuations. The Company’s foreign currency forward contracts that were designated as cash flow hedges have maturities between three and eight months. The maximum original duration of any contract allowable under the Company’s hedging policy is fifteen months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a quarterly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income on the Consolidated Balance Sheets, until the forecasted transaction occurs. Interest charges or “forward points” on the forward contracts are excluded from the assessment of hedge effectiveness and are recorded in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or costs, depending on the risk hedged.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income (expense), net in its Condensed Consolidated Statements of Operations at that time.

The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in interest and other income (expense), net in its Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2015-02, Amendments to the Consolidation Analysis, which is intended to improve upon and simplify the consolidation assessment required to evaluate whether organizations should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. The new accounting guidance is effective for interim and fiscal years beginning after December 15, 2015. The Company does not believe that the adoption of this guidance will have any material impact on its financial condition or results of operations.

In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The new accounting guidance is effective for interim and fiscal years beginning after December 15, 2015. The Company is currently evaluating the guidance to determine the impact on its balance sheet presentation.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

On April 1, 2015, the FASB proposed deferring the effective date of ASU No. 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact, if any, the adoption of this standard will have on its Consolidated Financial Statements. As the new standard will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all the Company's business segments, in addition to its business processes and its information technology systems. As a result, the Company's evaluation of the effect of the new standard will extend over future periods.

NOTE 2. MERGER WITH SPANSION

On March 12, 2015, Cypress completed its merger with Spansion ("the Merger") pursuant to the Agreement and Plan of Merger and Reorganization, as of December 1, 2014 ("the merger agreement") for a total purchase consideration of approximately $2.8 billion. In accordance with the terms of the merger agreement, Spansion shareholders received 2.457 Cypress shares for each Spansion share they owned. The Merger has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations, with Cypress treated as the accounting acquirer. The Company incurred $19.5 million in merger costs for the three months ended March 29, 2015,which was recorded in the selling, general and administrative expense line of the Condensed Consolidated Statement of Operations.

The total purchase consideration of approximately $2.8 billion consists of the following:

Purchase Consideration (in thousands)
Fair value of Cypress common stock issued to Spansion shareholders	$2,570,458
Fair value of partially vested Spansion equity awards assumed by Cypress	6,825
Fair value of vested Spansion options assumed by Cypress	89,582
Cash provided by Cypress to repay Spansion term loan	150,000
Total purchase consideration	$2,816,865

In connection with the merger, the Company assumed stock options and RSUs originally granted by Spansion and converted them into Cypress share options and RSUs. The fair value of the stock options assumed were determined using a Black-Scholes valuation model with market-based assumptions. The fair value of partially vested Spansion equity awards is $15.68 per share, the Cypress closing stock price on March 12, 2015. The fair value of unvested equity awards relating to future services, and not yet earned, will be recorded as operating expenses over the remaining service periods. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates.

The table below represents the preliminary allocation of the purchase price to the net assets acquired based on their estimated fair values as of March 12, 2015.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fair Values
(In thousands)

Cash and cash equivalents	$44,870
Short-term investments	1,433
Accounts receivable, net	99,977
Inventories	450,634
Other current assets	58,959
Property, plant and equipment, net	356,908
Intangible assets, net	860,700
Goodwill	1,676,036
Other long-term assets	63,497
Total assets acquired	3,613,014
Accounts payable	(155,336)
Accrued compensation and benefits	(44,669)
Income taxes payable	(1,399)
Other current liabilities	(158,083)
Deferred income taxes and other long term liabilities	(24,001)
Other non current liabilities	(21,477)
Long-term debt (1)	(391,184)
Total liabilities assumed	(796,149)
Fair value of net assets acquired	$2,816,865
(1) Includes the fair value of the debt and equity components of Spansion's Exchangeable 2.00% Senior Notes assumed by the Company.

The table below shows the valuation of the intangible assets acquired from Spansion Inc. along with their estimated remaining useful lives:

	As of March 29, 2015
	Gross	Accumulated Amortization	Net	Estimated range of lives (in years)
	(In thousands)
Existing Technology	$507,100	$(4,553)	$502,547	4 to 6
In-Process Technology	212,300	—	212,300	N/A
Backlog	14,500	(703)	13,797	1
Customer/Distributor Relationships	97,300	(532)	96,768	9
License Agreements	9,400	(154)	9,246	3
Trade Name / Trademarks	20,100	(99)	20,001	10
Total intangible assets	$860,700	$(6,041)	$854,659

The purchase price has been allocated based on the estimated net tangible and intangible assets of Spansion that existed on the date of the Merger. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the Merger. As additional information becomes available, such as finalization of the estimated fair values of tax accounts, the Company may revise its preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.

Identifiable intangible assets

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Developed technologies acquired primarily consist of Spansion's existing technologies related to embedded systems semiconductors, which include flash memory, microcontroller, mixed-signal and analog products. An income approach was used to value Spansion’s developed technologies. Using this approach, the estimated fair value was calculated using expected future cash flows from specific products discounted to their net present values at an appropriate risk-adjusted rate of return. A discount rate of 7.5% was used to discount the cash flows to the present value.

Customer relationships represent the fair value of projected cash flows that will be derived from the sale of products to Spansion’s existing customers based on existing, in-process, and future versions of the existing technology. Customer relationships were valued utilizing a form of the income approach known as the “distributor” method since the primary income producing asset of the business was determined to be the technology assets. Under this premise, the margin a distributor owns is deemed to be the margin attributable to the customer relationships. This isolates the cash flows attributable to the customer relationships that a market participant would be willing to pay for.

In-process research and development ("IPR&D"), represents the estimated fair values of incomplete Spansion research and development projects that had not reached technological feasibility as of the date of merger. In the future, the fair value of each project at the merger date will be either amortized or impaired depending on whether the projects are completed or abandoned. The fair value of IPR&D was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D less charges representing the contribution of other assets to those cash flows. A discount rate of 10.5% was used to discount the cash flows to the present value.

Trade names and trademarks are considered a type of guarantee of a certain level of quality or performance represented by the Spansion brand. Trade names and trademarks were valued using the “relief-from-royalty income” approach. This method is based on the assumption that in lieu of ownership, a market participant would be willing to pay a royalty in order to exploit the related benefits of this asset. A discount rate of 9.0% was used to discount the cash flows to the present value.
License agreements represent the estimated fair value of Spansion’s existing license agreements under which Spansion generates revenue by licensing its intellectual property to third parties and assists its customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration. License agreements were valued using a form of the income approach known as the of “multi-period excess earnings” approach. Under this approach, the expected cash flows associated with the License agreements were projected then discounted to present value at a rate of return that considers the relative risk of achieving the cash flows and the time value of money. A discount rate of 5.0% was used to discount the cash flows to the present value.

Goodwill

The excess of the fair value of the merger consideration over the fair values of these identifiable assets and liabilities was recorded as goodwill. The goodwill recognized is primarily attributable to the assembled workforce, a reduction in costs and other synergies, and an increase in product development capabilities. The goodwill resulting from the Merger is not expected to be deductible for tax purposes. Goodwill has been allocated to reporting units expected to benefit from the Merger.
Pro forma consolidated results of operations

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if the merger had occurred at the beginning of fiscal year 2014. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to stock-based compensation expense, and interest expense for the incremental indebtedness incurred. The pro forma results for the three months ended March 30, 2014 also include amortization of the step up to fair value of acquired inventory and the merger related expenses. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the merger actually occurred at the beginning of fiscal year 2014 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(in thousands, except per share amounts)
Revenues	$397,550	$482,033
Net loss	$(203,468)	$(375,039)

Net loss per share attributable to Cypress
Basic	$(0.62)	$(1.18)
Diluted	$(0.62)	$(1.18)

NOTE 3. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. As a result of the Merger, the Company recorded an increase to goodwill of $1,676.0 million and intangible assets of $860.7 million. The carrying amount of goodwill at March 29, 2015 was $1,741.7 million, of which $773.0 million was in the Memory Products Division (MPD) and $968.7 million was in the Programmable Systems Division (PSD). The carrying amount of goodwill as of December 28, 2014 was $65.7 million, of which $33.9 million was in MPD and $31.8 million was in PSD.
The following table presents details of the Company's intangible assets:

	As of March 29, 2015			As of December 28, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$1,012,472	$(125,702)	$886,770	$151,773	$(118,357)	$33,416
Non-acquisition related intangible assets	10,523	(10,071)	452	10,523	(10,021)	502
Total intangible assets	$1,022,995	$(135,773)	$887,222	$162,296	$(128,378)	$33,918
As of March 29, 2015, the estimated future amortization expense of these intangible assets is as below. These amounts do not include the IPR&D which as the projects are completed, the carrying value of the related intangible asset will be amortized over the remaining estimated life of the asset beginning in the period in which the project is completed and sales of related product commences.

(In thousands)
2015 (remaining nine months)	$67,392
2016	116,209
2017	113,220
2018	110,731
2019	103,503
2020 and future	163,867
Total future amortization expense	$674,922

NOTE 4. RESTRUCTURING AND OTHER

Spansion Integration-Related Restructuring Plan

In March 2015, the Company began the implementation of planned cost reduction and restructuring activities in connection with the merger. As part of this plan, the Company expects to eliminate approximately 1,000 positions from the

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

combined workforce across all business and functional areas on a global basis by the end of the fiscal year. The restructuring charge of $75.7 million recorded for the three months ended March 29, 2015 primarily consists of severance costs, lease termination costs and impairment of property, plant and equipment. The lease termination costs include $18.7 million relating to the lease on a San Jose, California building which was entered into by Spansion in fiscal 2014 as it was decided the Company would not occupy the building post merger. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The initial term of the lease commenced on January 1, 2015 and will expire on December 31, 2026.
Consolidated Restructuring and Other
The following table summarizes the restructuring and other activities recorded for the periods presented:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Personnel costs	$44,206	$(154)
Lease termination costs	18,732	—
Impairment of property, plant and equipment	12,777	—
Other	—	(281)
Gain on sale of held-for-sale assets	—	(579)
Total restructuring and other charges (benefit)	$75,715	$(1,014)

A summary of the restructuring activities under the Company's restructuring plans are summarized as follows:

(In thousands)
Balance as of December 28, 2014	$1,177
Provision	75,715
Cash payments and other	(12,582)
Balance as of March 29, 2015	$64,310

During the three months ended March 30, 2014, the Company recorded a benefit from restructuring activities of $1.0 million, of which $0.6 million resulted from the gain on the sale of a previously restructured asset and $0.2 million resulted from a decrease in the estimate of termination benefits related to the previously announced restructuring plan in 2013.

The restructuring liability as of March 29, 2015 is primarily related to personnel costs that are expected to be paid within the next twelve months.
NOTE 5. BALANCE SHEET COMPONENTS
Accounts Receivable, Net

	As of
	March 29, 2015	December 28, 2014
	(In thousands)
Accounts receivable, gross	$195,678	$79,091
Allowance for doubtful accounts receivable and sales returns	(3,542)	(3,107)
Total accounts receivable, net	$192,136	$75,984

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Inventories

	As of
	March 29, 2015	December 28, 2014
	(In thousands)
Raw materials	$14,484	$4,753
Work-in-process	266,219	64,003
Finished goods	108,319	19,471
Total inventories (1)	$389,022	$88,227
(1) Total inventories include gross inventory of $551.0 million and inventory provisions of $162.0 million as of March 29, 2015. Total inventories include gross inventory of $121.8 million and inventory provisions of $33.5 million as of December 28, 2014.
The inventory provisions as of March 29, 2015, includes approximately $133 million of provisions recorded to write down inventory assumed as part of the merger. The additional write-downs were recognized as part of the Company's strategy to focus on high margin, profitable business as a combined company and to move away from the production and sale of inventory associated with non-strategic businesses.
Other Current Assets

	As of
	March 29, 2015	December 28, 2014
	(In thousands)
Prepaid tooling assets	$8,645	$21,777
Restricted cash relating to pension (see Note 8)	5,079	—
Prepaid expenses	43,566	—
Other current assets	25,920	7,511
Total other current assets	$83,210	$29,288
Other Long-term Assets

	As of
	March 29, 2015	December 28, 2014
	(In thousands)
Employee deferred compensation plan	$43,733	$44,116
Investments:
Equity securities	37,110	34,992
Deferred tax assets	17,387	—
Long term license	31,073	—
Restricted cash relating to pension (see Note 8)	9,546	—
Other assets	50,811	14,485
Total other long-term assets	$189,660	$93,593

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Current Liabilities

	As of
	March 29, 2015	December 28, 2014
	(In thousands)
Employee deferred compensation plan	$44,215	$43,452
Restructuring accrual (see Note 4)	47,751	1,177
Capital lease-current portion (see Note 10)	3,152	3,227
Equipment loan-current portion (see Note 11)	2,939	2,916
Rebate reserve-current portion	4,361	4,276
Spansion building sale related deferred liability	59,985	—
License commitment	18,197	—
Short-term deferred tax payable	18,484	—
Other current liabilities	43,554	19,953
Total other current liabilities	$242,638	$75,001

Other Long-term Liabilities

	As of
	March 29, 2015	December 28, 2014
	(In thousands)
Long-term pension liabilities	$16,095	$5,768
Long-term building lease liability	16,559	—
Other long-term liabilities	16,608	4,925
Total other long-term liabilities	$49,262	$10,693

Sale of Spansion's Sunnyvale property

On January 23, 2014, Spansion sold its property in Sunnyvale, California, consisting of 24.5 acres of land with approximately 471,000 square feet of buildings that included its headquarters building and submicron development center, a Pacific Gas & Electric transmission facility and a warehouse building, for net consideration of $59.0 million. Spansion concurrently leased back approximately 170,000 square feet of the headquarters building on a month-to-month basis with the option to continue the lease for up to 24 months; thereafter, either party can terminate the lease. The first six months of the lease were rent free; thereafter, the rents were lower than the market rates. For accounting purposes, these rents are deemed to have been netted against the sale proceeds and represent prepaid rent. As such, the use of the property after its sale constitutes continuing involvement and recognition of the sale of the property is deferred until the lease period ends. Subsequent to the merger, the Company plans to continue to lease the Sunnyvale property through at least the first half of fiscal 2015.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 6. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following tables presents the fair value hierarchy for the Company's financial assets and liabilities measured at fair value on a recurring basis and its non-financial liabilities measured at fair value on a non-recurring basis:

	As of March 29, 2015			As of December 28, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds and others	$4,181	$—	$4,181	$7,665	$—	$7,665
Total cash equivalents	4,181	—	4,181	7,665	—	7,665
Short-term investments:
U.S. Treasuries	—	—	—	4,993	—	4,993
Corporate notes and bonds	—	5,181	5,181	—	5,599	5,599
Federal Agency	—	3,614	3,614	—	3,615	3,615
Certificates of deposit	—	791	791	—	869	869
Total short-term investments	—	9,586	9,586	4,993	10,083	15,076
Long-term investments:
Marketable equity securities	8,133	—	8,133	8,493	—	8,493
Total long-term investments	8,133	—	8,133	8,493	—	8,493
Employee deferred compensation plan assets:
Cash equivalents	3,577	—	3,577	2,957	—	2,957
Mutual funds	24,661	—	24,661	24,114	—	24,114
Equity securities	8,352	—	8,352	9,352	—	9,352
Fixed income	—	3,768	3,768	—	3,798	3,798
Money market funds	3,590	—	3,590	3,895	—	3,895
Total employee deferred compensation plan assets	40,180	3,768	43,948	40,318	3,798	44,116
Total financial assets	$52,494	$13,354	$65,848	$61,469	$13,881	$75,350
Financial Liabilities
Employee deferred compensation plan liability	$—	$44,215	$44,215	$—	$43,452	$43,452
Valuation Techniques:
There have been no changes to the valuation techniques used to measure the fair value of the Company's assets and liabilities. For a description of the valuation techniques, refer to the Company's Annual report on Form 10-K for the year ended December 28, 2014.
Liabilities Measured at Fair Value on a Nonrecurring Basis
As of March 29, 2015, the carrying value of the Company's Revolving Credit Facility was $350.0 million (See Note 11). The carrying value of the Company's Credit Facility approximates its fair value since it bears interest rates that are similar to existing market rates that would be offered to the Company, taking into account its credit risk, and represents a Level 2 measurement.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company's 2.00% Senior Exchangeable Notes assumed as part of the Merger is traded in the market and is categorized as Level 2. The carrying value and the estimated fair value of the debt portion of the Notes as of March 29, 2015 is $129.3 million and $375.3 million respectively. See Note 11 for further details.

Investments in Equity Securities

The Company's investments in equity securities include long-term investments in non-marketable equity securities of privately-held companies of approximately $28.9 million and $26.4 million as of March 29, 2015 and December 28, 2014, respectively.

Included in the Company's non-marketable equity securities is an investment in a company that designs, develops and manufactures products in the area of advanced battery storage for mobile consumer devices, which is accounted for using the equity method. During the three months ended March 29, 2015, the Company invested an additional $7.0 million, which increased its cumulative total investment to $35.5 million, representing 29.9% of such investee's outstanding voting shares as of March 29, 2015.
The remaining privately-held equity investments are accounted for under the cost method and are periodically reviewed for other-than-temporary declines in fair value.
In the fourth quarter of fiscal 2014, the Company invested approximately $10 million in Hua Hong Semiconductor Limited (HHSL), a publicly traded company, which is the parent company of Grace Semiconductor Manufacturing Corporation, one of the Company's strategic foundry partners. As of March 29, 2015, the carrying value of its publicly traded investment in HHSL is $8.1 million, which is included in long term investments in marketable equity securities.
The Company did not sell any of its investments in marketable securities in the first quarter of fiscal 2015.
There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three months ended March 29, 2015.

NOTE 7. INVESTMENTS
Available-For-Sale Securities
The following tables summarize the Company's available-for-sale and other investments:

	As of March 29, 2015				As of December 28, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Reported as cash equivalents:
Money market funds and others	$4,181	$—	$—	$4,181	$7,665	$—	$—	$7,665
Total cash equivalents	4,181	—	—	4,181	7,665	—	—	7,665
Reported as short-term investments:
U.S. Treasuries	—	—	—	—	5,002	—	(9)	4,993
Corporate note and bonds	5,183	2	(4)	5,181	5,616	—	(17)	5,599
Federal agency	3,613	1	—	3,614	3,617	—	(2)	3,615
Certificates of deposit	791	—	—	791	869	—	—	869
Total short-term investments	9,587	3	(4)	9,586	15,104	—	(28)	15,076
Total cash equivalents and other investments	$13,768	$3	$(4)	$13,767	$22,769	$—	$(28)	$22,741

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of March 29, 2015, the contractual maturities of the Company's available-for-sale investments and certificates of deposit were as follows (the table below does not include investments in marketable equity securities):

	Cost	Fair Value
	(in thousands)
Maturing within one year	$11,017	$11,015
Maturing in one to three years	2,751	2,752
Total	$13,768	$13,767
Realized gains from sales and losses of available-for-sale investments during the three months ended March 29, 2015 and March 30, 2014 were not material.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 8. EMPLOYEES BENEFITS PLAN
Employee Pension Plans assumed in Spansion merger
Spansion Innovates Group Cash balance plan (Defined Benefit Plan)

In connection with the merger, the Company assumed the Spansion Innovates Group Cash Balance Plan (a defined benefit pension plan) in Japan. Defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions such as turnover rates, discount rates and other factors. The discount rate assumption is determined by comparing the projected benefit payments to the Japanese corporate bonds yield curve as of end of the fiscal year. The benefit obligation is the projected benefit obligation (PBO), which represents the actuarial present value of benefits expected to be paid upon retirement. This liability is recorded in other long term liabilities on the Consolidated Balance Sheets. Net periodic pension cost is recorded in the Consolidated Statements of Operations and includes service cost. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money associated with the passage of time on the PBO. Gains or losses resulting from a change in the PBO if actual results differ from actuarial assumptions will be accumulated and amortized over the future life of the plan participants if they exceed 10% of the PBO, being the corridor amount. If the amount of a net gain or loss does not exceed the corridor amount, they will be recorded in other comprehensive income.

Also in connection with the assumption of this pension plan liability, the Company assumed the restricted cash balance, which relates to the underfunded portion of the pension liability. The pension liability will be paid out by fiscal 2017 in annual installments according to the employee's election. As of March 29, 2015, the Company has a pension liability of $4.9 million and $10.0 million recorded as a part of the accrued compensation and employee benefits, and other long-term liabilities, respectively, in the Condensed Consolidated Balance Sheet. As of March 29, 2015, the Company has a restricted cash of $5.0 million and $9.5 million recorded in other current assets and other long-term assets, respectively, on the Condensed Consolidated Balance Sheet.

The plan is fully unfunded as of March 29, 2015. This status is not indicative of the Company’s ability to pay ongoing pension benefits. The Company recorded a net periodic benefit cost of $0.1 million for the three months ended March 29, 2015. The Company has accrued a liability of $1.2 million as of March 29, 2015 which has been recorded in other long term liabilities on the Condensed Consolidated Balance Sheets. The Company expects to contribute immaterial amounts towards the Cash Balance Plan for fiscal 2015.

Spansion Corporate Defined Contribution Plan

In connection with the merger, the Company assumed a tax qualified Defined Contribution Plan to which the Company makes contributions as a percentage of base salary. The Company recorded an expense of $0.1 million under this plan for the three months ended March 29, 2015, and as of March 29, 2015, the Company has an accrued contribution liability of $0.2 million.
Employee Deferred Compensation Plan
The Company has a deferred compensation plan which provides certain key employees, including its executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-deferred basis. The Company does not make contributions to the deferred compensation plan or guarantee returns on the investments. Participant deferrals and investment gains and losses remain as the Company's liabilities and the underlying assets are subject to claims of general creditors.
Under the deferred compensation plan, the assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income, net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of March 29, 2015 and December 28, 2014, the fair value of the assets was $43.9 million and $44.1 million, respectively, and the fair value of the liabilities was $44.2 million and $43.5 million, respectively.
All non-cash expense and income recorded under the deferred compensation plan are included in the following line items in the Condensed Consolidated Statements of Operations:

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income, net	$657	$859
Changes in fair value of liabilities recorded in:
Cost of revenues	(189)	(218)
Research and development expenses	(617)	(424)
Selling, general and administrative expenses	(1,110)	(964)
Total income (expense)	$(1,259)	$(747)

NOTE 9. EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION
The Company's equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. In the first quarter of fiscal 2015, in connection with the merger with Spansion, the shareholders of Cypress approved an increase in the number of shares issuable under the Cypress 2013 Stock Plan (the “2013 Stock Plan”) by 29.3 million shares that could be issued as full value awards - restricted stock units (RSUs), or performance stock units (PSUs), stock options and/or stock appreciation rights (if awards are granted only in the form of RSUs or other full value awards, this increase in shares would allow for the issuance of only up to approximately 15.6 million shares, to a total of approximately 31.0 million reserved but unissued shares under the 2013 Stock Plan).
The following table summarizes the stock-based compensation expense, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Cost of revenues	$4,721	$2,251
Research and development	5,753	7,183
Selling, general and administrative	8,323	7,389
Total stock-based compensation	$18,797	$16,823

In connection with the Merger, the Company assumed stock options and full value awards originally granted by Spansion. Stock-based compensation expense in the three months ended March 29, 2015 included $5.9 million related to assumed Spansion stock options and RSUs.

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Cash proceeds from the issuance of shares under the employee stock plans were approximately $15.7 million for the three months ended March 29, 2015 and $8.8 million for the three months ended March 30, 2014. The Company did not recognize a tax benefit from stock option exercises for the three months ended March 29, 2015 or March 30, 2014.
As of March 29, 2015 and December 28, 2014, stock-based compensation capitalized in inventories totaled $1.7 million and $2.0 million, respectively.
The following table summarizes the stock-based compensation expense by type of awards:

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Stock options	$697	$1,449
Restricted stock units	14,887	14,372
Employee Stock Purchase Plan (“ESPP”)	3,213	1,002
Total stock-based compensation expense	$18,797	$16,823
The following table summarizes the unrecognized stock-based compensation expense, net of estimated forfeitures, by type of awards:

	As of
	March 29, 2015	Weighted- Average Amortization Period
	(In thousands)	(In years)
Stock options	$4,974	1.59
Restricted stock units	77,616	2.25
ESPP	6,737	0.99
Total unrecognized stock-based compensation balance	$89,327	2.12
Valuation Assumptions
The Company estimated the fair value of the stock options and ESPP awards using the Black-Scholes valuation model with the following assumptions:

Three Months Ended
	March 29, 2015	March 30, 2014
Expected life	0.5-5.7 years	0.5-7.27 years
Volatility	39.12% - 39.74%	31.03% - 37.96%
Risk-free interest rate	0.28% - 1.47%	0.09% - 1.73%
Dividend yield	3.06%	4.10%
The fair value of options that were assumed as part of the Merger was determined based upon the merger date. The fair value of the RSUs that were assumed as part of the Merger was determined based on the Company's stock price on the merger date.
Equity Incentive Program
As of March 29, 2015, approximately 32.3 million stock options, or 21.7 million RSUs/PSUs, were available for grant under the 2013 Stock Plan, the 2010 Equity Incentive Award Plan (formerly the Spansion 2010 Equity Incentive Award Plan) and the 2012 Incentive Award Plan (formerly the Ramtron Plan).

Stock Options
As a part of the Merger, Cypress assumed all outstanding Spansion options and these options were converted into options to purchase Cypress common stock at the agreed upon conversion ratio. The exercise price per share for each assumed Spansion option is equal to exercise price per share of Spansion option divided by 2.457.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the Company's stock option activities:

	Shares	Weighted- Average Exercise Price Per Share
	(In thousands, except per-share amounts)
Options outstanding as of December 28, 2014	14,463	$9.24
Options assumed as a part of the merger	8,976	$12.86
Exercised	(1,649)	$5.88
Forfeited or expired	(140)	$10.92
Options outstanding as of March 29, 2015	21,650	$7.83
The weighted-average grant-date fair value of the options granted during the three months ended March 30, 2014 was $2.26. There were no options granted for the three months ended March 29, 2015.
The aggregate intrinsic value of the options outstanding and options exercisable as of March 29, 2015 was approximately $147 million and $135 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of March 29, 2015.
The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was approximately $15 million during the three months ended March 29, 2015, and approximately $2 million during the three months ended March 30, 2014.
The total number of exercisable in-the-money options was approximately 15 million shares as of March 29, 2015.
As of March 29, 2015, stock options vested and expected to vest totaled approximately 21 million shares, with a weighted-average remaining contractual life of 3.5 years and a weighted-average exercise price of $7.76 per share.
Restricted Stock Units (RSUs) and Performance-Based Restricted Stock Units (PSUs)
The following table summarizes the Company's RSU/PSU activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of December 28, 2014	7,835	$10.98
Granted and assumed	9,656	$15.38
Released	(1,362)	$14.54
Forfeited	(1,768)	$10.71
Balance as of March 29, 2015	14,361	$13.26

The 14.4 million outstanding awards as of March 29, 2015 included approximately 0.8 million and 5.4 million of PSUs / RSUs granted under Cypress’s 2014 and 2015 Performance Accelerated Restricted Stock (PARS) Program, respectively.

The PSUs / RSUs under Cypress's 2014 PARS Program were issued to certain senior-level employees in the first quarter of fiscal 2014 and can be earned over a period of one to two years, subject to the achievement of certain performance milestones set by the Compensation Committee.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The PSUs / RSUs under Cypress’s 2015 PARS Program were granted by the Company in the first quarter of fiscal 2015 with an extended measurement period of three years. These awards were issued to certain senior-level employees and the PSU portion of the award can be earned over a period of one to three years, subject to the achievement of certain performance milestones that were set by the Compensation Committee in advance. Each participating employee is given a target number of PSUs under each milestone, which can be earned independent of the outcomes of other milestones. Any portion of PSUs not earned due to not achieving the performance milestone is forfeited and returned to the pool. The following milestones for the 2015 PARS Program were approved by the Compensation Committee:

•
Total Shareholder Return (TSR) Factor, for the applicable measurement period of one to three years as compared to a group of peer companies chosen by the Compensation Committee. If the Company ranks in the 65th percentile of peers, 100% of the target PSUs is earned by employees. If the Company exceeds a 65th percentile ranking, employees can earn as high as 200% of the target RSUs. If the Company ranks in the 25th percentile or less, no PSUs are earned by employees under this milestone.

•
Realization of an annualized target merger synergy over the three year period from fiscal 2015 to fiscal 2017. Employees are eligible to earn their target PSUs if the cost synergies associated with the merger of Cypress and Spansion achieves the stated goal for each of the years between Fiscal 2015 and 2017. The payouts under this milestone are adjusted on a linear scale between the 0% payout and the 100% payout and then between the 100% payout to 200% maximum payout, depending on the achievement of synergy savings target as specified in the grant agreement.

•
Achievement of target non-GAAP earnings per share (EPS). Employees are eligible to earn their target PSUs if the Company achieves the target non-GAAP EPS for the specified periods. The payouts under this milestone are adjusted on a linear scale between the 0% payout and the 100% payout and then between the 100% payout to 200% maximum payout, depending on the achievement of this milestone. The measurement period will be for the Company’s reported non-GAAP EPS in the fourth quarter of 2015 and 2016 as well as an annual non-GAAP EPS for fiscal 2017.

In addition to PSUs subject to the milestones specified above, a portion of the grants under the 2015 PARS Program are RSUs which have service-based vesting terms under which employees are eligible to earn 100% of their RSUs if they remain an employee of the Company through specified dates between fiscal 2016 and 2018.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
The Company leases certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2020. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values at the time of the extension.
As a part of the Merger, the Company has assumed the leases that were entered into by Spansion. This includes Spansion's lease for office space in San Jose, California for a new headquarters entered into on May 22, 2014, which is no longer required. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The initial term of the lease commenced on January 1, 2015 and expire on December 31, 2026. During the three months ended March 29, 2015, the Company accrued $18.0 million for the remaining lease obligations, net of estimated sublease income, for this facility as it decided it would not occupy it and the facility would have no future economic benefit to the Company. The charges related to this accrual are included in Restructuring and Other in the Company’ Condensed Consolidated Statement of Operations for the three months ended March 29, 2015.
As of March 29, 2015, future minimum lease payments under non-cancelable operating leases were as follows:

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fiscal Year	(In thousands)
2015 (remaining nine months)	$11,372
2016	13,525
2017	9,652
2018	5,389
2019	3,625
2020 and thereafter	24,233
Total	$67,796

Capital Leases

In 2011, the Company entered into capital lease agreements which allow it to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. As of March 29, 2015, the gross value and net book value of manufacturing equipment purchased under these capital leases were approximately $20.5 million and $13.4 million, respectively. As of March 29, 2015, the total minimum lease payments under these capital leases amounted to approximately $9.4 million.

Assets purchased under all capital leases are included in “Property, plant and equipment, net” on the Company's Condensed Consolidated Balance Sheet and the amortization is included in depreciation.
Future minimum payments by year under all the capitalized leases consist of the following:

Fiscal Year	(In thousands)
2015 (remaining nine months)	$2,254
2016	6,583
2017	599
Total minimum lease payments	9,436
Less: amount representing interest	280
Total	$9,156
Product Warranties
The Company generally warrants its products against defects in materials and workmanship for a period of one year and that product warranty is generally limited to a refund of the original purchase price of the product or a replacement part. The Company estimates its warranty costs based upon its historical warranty claim experience. Warranty returns are recorded as an allowance for sales returns. The allowance for sales returns is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated returns over the balance of the obligation period.

The following table presents the Company's warranty reserve activities:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Beginning balance	$2,370	$2,628
Warranties assumed as part of the Merger	1,254	—
Settlements made	(125)	(333)
Provisions	91	333
Ending balance	$3,590	$2,628
Equity Investment Commitments
The Company has committed to purchase additional preferred stock from a company that works in the area of advanced battery storage. In the first quarter of fiscal 2015, the Company invested an additional $7.0 million in this company. Subject to the attainment of certain milestones, the Company intends to purchase additional preferred stock of this company.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Litigation and Asserted Claims

The Company's seven-patent infringement case against GSI’s static random access memory (“SRAM”) technology is currently pending in the United Stated District Court for Northern California (Case No. 13-cv-02013-JST). The Company is seeking damages as well as injunctive relief in the case. The Company has received two claim construction rulings, discovery is ongoing, and trial is currently scheduled for January 2016. In response to the Company's claims, GSI filed petitions for inter-partes review with the USPTO on five of our asserted patents, and four of those petitions were instituted. On April 9, 2015, the USPTO confirmed the validity of two of the four patents, and decisions on the remaining two patents are expected in the third quarter of 2015. The Company believes strongly in the merits of its patent infringement claims, and intend to take the steps necessary to protect its intellectual property.

With respect to the civil antitrust case filed by GSI in the United States District Court for the Northern California (Case No. 11-cv-03613-EJD), fact and expert discovery are now complete. The Company filed a motion for summary judgment in June 2014, and the motion was denied in January 2015. Trial is currently scheduled for the third quarter of 2015. GSI’s case, which only names Cypress as a defendant, accuses the QDR Consortium, which was comprised of several other semiconductor companies, of certain anti-competitive behavior. Aside from injunctive relief, GSI’s expert has opined that GSI incurred monetary damages due to delayed introduction of SigmaQuad-III. The Company believes strongly that it has meritorious defenses to GSI’s allegations and it intends to defend itself vigorously in this matter. Accordingly, the possible range and amount of monetary loss that might occur in the future in this matter, if any, is unknown at this time.

Pursuant to a confidential settlement agreement between the parties these matters were settled effective as of May 6, 2015. For information with respect to the settlement refer to Subsequent Events in Note 17 of Consolidated Financial Statements.

In the LongPath Capital, LLC (“LongPath”) appraisal case, Petitioner LongPath seeks an appraisal of the fair value of the common stock shares held by LongPath prior to the Company's acquisition of Ramtron in 2012. In June 2013, the Company paid the purchase price of $3.10 per share to LongPath, or approximately $1.5 million, to cut off the accrual of statutory interest on the principal. As a result, the Company's potential exposure is limited to any premium on the purchase price that might be awarded by the court plus the interest accrued prior to June 2013. Trial occurred in October 2014, all post-trial proceedings are complete and a ruling is expected by the end of the second quarter of 2015. The Company believes this case is meritless and have defended this matter vigorously. The respective positions of the parties on valuation make it impossible for the Company to accurately estimate the potential exposure, if any, for this matter.

The Company's six-patent infringement case against LG Electronics, Inc. (“LG”) (Case No. 13-cv-04034-SBA), which was filed in August 2013, remains stayed pending the resolution of the petitions filed by LG for inter-partes review of the six patents. The USPTO instituted review on all six patents, and rulings on the petitions are not expected until the first quarter of 2016. The Company believes strongly in the merits of its patent infringement claims, and intend to take the steps necessary to protect its intellectual property as well as the business interests of its non-infringing customers.

The Company has reached a settlement in the pending class action claims in three Canadian provinces relating to the original SRAM class action case that was resolved in the United States in 2010. As with the case in the United States, the Company is confident that it has not engaged in any antitrust activity, however given that it was the last remaining defendant and the cost of continued litigation would far exceed the cost of a nominal settlement, the Company agreed to settle the case and court approval of that settlement is in progress.

After our announcement of the merger with Spansion Inc. in December 2014, two separate putative class action complaints (Walter Jeter v. Spansion Inc., et. al. (No. 114CV274635) and Shiva Y. Stein v. Spansion Inc., el. al. (No. 114CV274924)) were filed in Santa Clara County Superior Court, alleging claims of breach of fiduciary duty against the Spansion’s board of directors and naming Cypress as a defendant for aiding and abetting the alleged breach of fiduciary duty. While Cypress believes these lawsuits to be meritless, Spansion and Cypress entered into a memorandum of understanding with plaintiffs, the terms of which required additional disclosures by the Company and payment of attorneys’ fees to the class counsel. Final resolution of these litigations will require court approval of a final settlement agreement.

The Company is currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. Based on its own investigations, the Company believes the ultimate outcome of the current legal proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

operation or cash flows. However, because of the nature and inherent uncertainties of the litigation, should the outcome of these actions be unfavorable, the Company's business, financial condition, results of operations or cash flows could be materially and adversely affected.
Indemnification Obligations

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify another party to such agreements with respect to certain matters. Typically, these obligations arise in the context of contracts that the Company has entered into, under which we customarily agree to hold the other party harmless against losses arising from a breach of representations and covenants or terms and conditions related to such matters as the sale and/or delivery of our products, title to assets sold, certain intellectual property claims, defective products, specified environmental matters and certain income taxes. In these circumstances, payment by us is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims and vigorously defend itself and the third party against such claims. Further, the Company's obligations under these agreements may be limited in terms of time, amount or the scope of its responsibility and in some instances, the Company may have recourse against third parties for certain payments made under these agreements.

It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments we have made under these agreements have not had a material effect on our business, financial condition or results of operations. Management believe that if the Company were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of March 29, 2015, the Company had no reason to believe a loss exceeding amounts already recognized had been incurred.
NOTE 11. DEBT AND EQUITY TRANSACTIONS
Senior Secured Revolving Credit Facility

On March 12, 2015, the Company amended and restated its existing senior secured revolving credit facility ("Credit Facility") and increased the size of the Credit Facility from $300 million to $450 million. The restated agreement also contains an option permitting the Company to arrange additional commitments of $250 million and specifies that the proceeds of these loans may be used for working capital, acquisitions, stock repurchases and general corporate purposes. The borrowings under the Credit Facility will bear interest, at the Company's option, at an adjusted base rate plus a spread of 1.25%, or an adjusted LIBOR rate plus a spread of 2.25%. The borrowings under the Credit Facility are collateralized by substantially all of the Company's assets. The financial covenants were amended to include the following conditions: 1) maximum total leverage ratio of 3.50 to 1.00 through January 1, 2017, and 3.00 to 1.00 thereafter, 2) minimum fixed charge coverage ratio of 1.00 to 1.00. At March 29, 2015, the Company's outstanding borrowings of $350.0 million were recorded as part of long-term liabilities and are presented as “Long-term revolving credit facility” in the Condensed Consolidated Balance Sheet. In connection with the amendment and restatement, the Company wrote-off the capitalized financing costs relating to its previous facility and recorded $0.9 million in restructuring charges. The Company also incurred financing costs of $2.3 million to the new lenders of the Credit Facility which has been capitalized and recognized in other long-term assets in the Condensed Consolidated Balance Sheet. These costs will be amortized over the life of the Credit Facility.

As of March 29, 2015, the Company was in compliance with all of the financial covenants under the Credit Facility.

2.00% Senior Exchangeable Notes

Pursuant to the Merger , Cypress assumed Spansion's 2.00% Senior Exchangeable Notes (the Notes) on March 12, 2015. The Notes are governed by a Supplemental Indenture, dated March 12, 2015, between the Company, Spansion and Wells Fargo Bank, National Association, as Trustee. They are fully and unconditionally guaranteed on a senior unsecured basis by the Company. The Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2.00% per year payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2014. The Notes may be due and payable immediately in certain events of default.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of March 29, 2015, the Notes are exchangeable for 177.1323 shares of common stock per $1,000 principal amount of the Notes (equivalent to an exchange price of approximately $5.61) subject to adjustments for dividends, anti-dilutive issuances and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock and liquidation, consolidation or merger of the Company. According to the Indenture, a change in control occurs when a person or group becomes the beneficial owner directly or indirectly, of more than 50% of the Company’s common stock. In the case of a consolidation or merger, if the surviving entity continues to be listed, no change of control will be triggered. Prior to June 1, 2020, the Notes will be exchangeable under certain specified circumstances as described in the Indenture.

The Notes were valued as of March 12, 2015 as a part of the Merger and the Company separated the Notes into debt and equity components according to the accounting guidance for convertible debt instruments that may be fully or partially settled in cash upon conversion. The carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the interest method. The amount recorded to additional paid-in capital will not to be remeasured as long as it continues to meet the conditions for equity classification. As of March 12, 2015, as a part of the merger valuation, the Company recorded $129.3 million as debt and $287.3 million as additional paid-in capital in stockholders’ equity.

On March 20, 2015, the Company received a notice of conversion from one of the bondholders opting for conversion of 10,000 Notes. These Notes will be settled partly in cash and partly in stock in the second quarter of fiscal 2015. The short- term portion relating to this conversion has been recorded under current portion of long-term debt on the Condensed Consolidated Balance Sheet as of March 29, 2015.

The net carrying amount of liability component of the Notes as of March 29, 2015 consists of the following:

(in thousands)
Principal amount	$150,000
Unamortized debt discount	(20,683)
Net carrying value	$129,317
The following table presents the interest expense recognized on the Notes during the three months ended March 29, 2015:

(in thousands)
Contractual interest expense at 2% per annum	$147
Accretion of debt discount	163
Total	$310

Capped Calls

In connection with the Notes, Spansion had entered into capped call transactions in fiscal 2013 with certain bank counterparties to reduce the potential dilution to their common stock upon exchange of the Notes. The fair value of the capped call assumed as a part of the merger was $25.3 million. In March 2015, the Company and the counterparties agreed to terminate and unwind the capped calls and the Company received a cash settlement of $25.3 million which has been recorded as a credit to additional paid-in-capital on the Condensed Consolidated Balance Sheet as of March 29, 2015.
Equipment Loans
In December 2011, the Company obtained equipment loans from a financial institution for an aggregate amount of approximately $14.1 million which are collateralized by certain manufacturing equipment and bear interest of 3.15% to 3.18% per annum payable in 60 equal installments with the first installment due January 2012. Of the $5.2 million outstanding balance

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

as of March 29, 2015, approximately $2.9 million was recorded as part of “Other current liabilities” and $2.3 million was recorded as part of “Other long-term liabilities” in the Condensed Consolidated Balance Sheet.
The schedule of principal payments under these equipment loans is as follows:

Fiscal Year	(In thousands)
2015 (remaining nine months)	$2,939
2016	2,260
Total	$5,199
$400 Million Stock Buyback Program:
For the three months ended March 29, 2015, repurchases made under this program were immaterial. Since the Company announced its $400 million stock buyback program in September 2011 through the end of the first quarter of fiscal 2015, it used approximately $316.9 million from this program to repurchase approximately 23.6 million shares at an average share price of $13.43. As of March 29, 2015, the total remaining dollar amount of shares that may be repurchased under the program was approximately $83.3 million.
Dividends
On February 27, 2015, the Company's Board of Directors approved a cash dividend of $0.11 per share payable to holders of record of its common stock at the close of business day on March 26, 2015. This cash dividend was paid on April 16, 2015 and totaled approximately $36.4 million which was accrued for and shown as “Dividends payable” in the Condensed Consolidated Balance Sheet as of March 29, 2015.
Future Debt Payments
For each of the next five years and beyond, the scheduled maturities of the Company's debt including interest as of March 29, 2015, are as follows:

Fiscal Year	(In thousands)
2015 (remaining nine months)	$17,905
2016	11,540
2017	11,540
2018	11,540
2019	11,540
2020 and beyond	493,000
Total	$557,065

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were as follows:

	Net unrealized gains (loss) on investments	Cumulative translation adjustment and other	Accumulated other comprehensive loss (income)
	(in thousands)
Balance as of December 28, 2014	$(52)	$6	$(46)
Other comprehensive income before reclassification	(166)	—	(166)
Amounts reclassified to earnings	127	—	127
Balance as of March 29, 2015	$(91)	$6	$(85)

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 13. FOREIGN CURRENCY DERIVATIVES

The Company entered into multiple foreign exchange forward contracts to hedge certain operational exposures resulting from movements in Japanese yen and euro exchange rates. The Company’s hedging policy is designed to mitigate the impact of foreign currency exchange rate movements on its operating results. Some foreign currency forward contracts were considered to be economic hedges that were not designated as hedging instruments while others were designated as cash flow hedges. Whether designated or undesignated, these forward contracts protect the Company against the variability of forecasted foreign currency cash flows resulting from revenues, expenses and net asset or liability positions designated in currencies other than the U.S. dollar and they are not speculative in nature.

Cash Flow Hedges

The Company enters into cash flow hedges to protect non-functional currency inventory purchases and certain other operational expenses, in addition to its on-going program of cash flow hedges to protect its non-functional currency revenues against variability in cash flows due to foreign currency fluctuations. The Company’s foreign currency forward contracts that were designated as cash flow hedges have maturities between three and eight months. The maximum original duration of any contract allowable under the Company’s hedging policy is fifteen months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a quarterly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. Interest charges or “forward points” on the forward contracts are excluded from the assessment of hedge effectiveness and are recorded in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or costs, depending on the risk hedged.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income (expense), net in its Condensed Consolidated Statements of Operations at that time.

The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in interest and other income (expense), net in its Condensed Consolidated Statements of Operations.

At March 29, 2015, the Company had outstanding forward contracts to buy approximately ¥50.3 million for $0.4 million.

Non-designated hedges

Total notional amounts of outstanding contracts were as summarized below:

Buy / Sell	March 29, 2015
(in millions)

Japanese Yen / US dollar	¥ 2,606.0 / $21.7
US dollar / EUR	$9.1 /€ 8.3

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 29, 2015 was immaterial. The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of March 29, 2015 was immaterial.

NOTE 14. INCOME TAXES

The Company's income tax benefit was $4.0 million for the three months ended March 29, 2015, and $4.5 million for the three months ended March 30, 2014. The tax benefit for the first quarter of 2015 was primarily attributable to the tax impact of

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

accounting for certain acquired assets and liabilities as a result of the merger with Spansion resulting in a portion of the Company’s valuation allowance being released in the amount of $5.3 million. This was offset by non-U.S. income taxes on income earned in foreign jurisdictions. The income tax benefit of $4.5 million for the first quarter of 2014 was primarily attributable to a release of previously accrued taxes and interest for the 2008 Philippines BIR examination and due to the expired statutes of limitations in foreign jurisdictions, offset by non-U.S. taxes on income earned in foreign jurisdictions.

Unrecognized Tax Benefits

As of March 29, 2015 and December 28, 2014, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate totaled $32.8 million and $12.9 million, respectively.

Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and

•	expiration of statute of limitations on the Company's tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. The Company's believes it is reasonably possible that we may recognize approximately $1.0 million to $1.5 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Classification of Interest and Penalties
The Company's policy is to classify interest and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of March 29, 2015 and December 28, 2014, the amount of accrued interest and penalties totaled $8.2 million and $3.0 million, respectively.

NOTE 15. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands, except per-share amounts)
Net loss attributable to Cypress	$(246,798)	$(7,934)
Weighted-average common shares	196,471	154,572
Weighted-average diluted shares	196,471	154,572
Net loss per share—basic	$(1.26)	$(0.05)
Net loss per share—diluted	$(1.26)	$(0.05)

For the three months ended March 29, 2015 and March 30, 2014, approximately 23.4 million and 8.9 million weighted average potentially dilutive securities, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.
NOTE 16. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION
Segment Information
The Company designs, develops, manufactures and markets a broad range of programmable system solutions for various markets including consumer, computation, data communications, automotive, industrial and handset/mobile. In connection with the Merger, the Company has aligned Spansion's two major product groups with its existing business segments: Spansion's flash

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

memory products with the Company's Memory Product Division and Spansion's microcontroller/analog products with the Company's Programmable Systems Division.
The Company evaluates its reportable business segments in accordance with the accounting guidance. The Company operates in the following four reportable business segments:

Business Segments	Description

PSD: Programmable Systems Division
PSD focuses on high-performance, programmable solutions. The programmable portfolio includes high-performance Traveo TM automotive microcontrollers, PSoC® programmable system-on-chip, ARM® Cortex®-M4, M3, M0+ microcontrollers and R4 CPUs, analog PMIC Power Management ICs, Capsense® capacitative- sensing, True Touch touchscreen products and PSoC Bluetooth Low Energy solutions for the Internet of Things. Starting on March 12, 2015, PSD includes Spansion’s microcontroller and analog products.

MPD: Memory Products Division
MPD focuses on static random access memory (SRAM), high-performance serial and parallel NOR Flash memories and high-reliability F-RAMTM ferroelectric memory devices. Its purpose is to enhance our position in these products and invent new and related products. Starting on March 12, 2015, MPD includes Spansion’s flash memory products.

DCD: Data Communications Division	DCD focuses on USB controllers and Bluetooth® Low Energy and WirelessUSB™ solutions for industrial, handset and consumer applications. It also includes module solutions such as Trackpads.

ETD: Emerging Technologies Division	Also known as our “startup” division, ETD includes subsidiaries AgigA Tech Inc. and Deca Technologies Inc. and our foundry business and other development-stage activities.

The following tables set forth certain information relating to the reportable business segments:

Revenue

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Programmable Systems Division	$74,818	$69,347
Memory Products Division	108,678	81,323
Data Communications Division	18,566	15,590
Emerging Technologies Division	7,075	4,023
Total revenue	$209,137	$170,283

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Income (Loss) before Income Taxes

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Programmable Systems Division	$(19,974)	$(8,667)
Memory Products Division	(62,575)	28,807
Data Communications Division	(2,515)	(3,790)
Emerging Technologies Division	(2,790)	(3,860)
Unallocated items:
Stock-based compensation	(18,797)	(16,822)
Amortization of acquisition-related intangibles	(27,037)	(5,274)
Restructuring charges	(75,715)	1,014
Changes in value of deferred compensation plan	(1,241)	(747)
Impact of purchase accounting and other	(39,241)	(2,534)
Income (loss) before income taxes	$(249,885)	$(11,873)

The Company does not allocate goodwill and intangible assets impairment charge, impact of purchase accounting, IPR&D, severance and retention costs, acquisition-related costs, stock-based compensation, interest income and other, and interest expense to its segments.  In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

Depreciation

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Programmable Systems Division	$2,636	$3,448
Memory Products Division	7,370	3,911
Data Communications Division	777	808
Emerging Technologies Division	3,118	1,318
Total depreciation	$13,901	$9,485

Geographical Information
The following table presents revenues by geographical locations:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
United States	$32,162	$19,254
Europe	33,745	23,842
Asia:
China	68,646	71,884
South Korea	15,194	19,288
Japan	34,137	15,335
Rest of the World	25,253	20,680
Total revenue	$209,137	$170,283

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	March 29, 2015	December 28, 2014
	(In thousands)
United States	$376,201	$128,544
Philippines	90,429	90,641
Thailand	50,234	—
Japan	13,789	67
Other	30,643	18,511
Total property, plant and equipment, net	$561,296	$237,763
The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, our chief operating decision maker does not review asset information on a segment basis.
Customer Information
Outstanding accounts receivable from four of the Company's distributors, accounted for 22%, 21%, 17% and 12% of its consolidated accounts receivable as of March 29, 2015. Outstanding accounts receivable from three of the Company's distributors, accounted for 12%, 11% and 9% of its consolidated accounts receivable as of December 28, 2014.
Revenue generated through three of the Company's distributors accounted for 14% , 11% and 11% of its consolidated revenue for the three months ended March 29, 2015.
Revenue generated through two of the Company's distributors accounted for 12% and 10% of its consolidated revenue for the three months ended March 30, 2014. Shipments made by the Company's distributors to one end customer accounted for 11% of its consolidated revenues during the three months ended March 30, 2014.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 17. SUBSEQUENT EVENTS

On May 6, 2015, the Company entered into a confidential settlement agreement with GSI Technology, Inc. under which all outstanding patent and antitrust disputes and actions between the companies, as described in Note 10 of the Condensed Consolidated Financial Statements, were settled. As a part of the settlement, both companies agreed to dismiss with prejudice all pending litigation.

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

EXECUTIVE SUMMARY

Overview

Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, high-quality solutions at the heart of today’s most advanced embedded systems, from automotive, industrial and networking platforms to highly interactive consumer and mobile devices. With a broad, differentiated product portfolio that includes NOR flash memories, F-RAM™ and SRAM, Traveo™ microcontrollers, the industry’s only PSoC® programmable system-on-chip solutions, analog and PMIC Power Management ICs, CapSense® capacitive touch-sensing controllers, and Wireless BLE Bluetooth Low-Energy and USB connectivity solutions, Cypress is committed to providing its customers worldwide with consistent innovation, best-in-class support and exceptional system value.

Merger with Spansion

On March 12, 2015, we completed the merger with Spansion Inc. ("Spansion") pursuant to the Agreement and Plan of Merger and Reorganization, as of December 1, 2014 (the "merger agreement"), for a total consideration of approximately $2.8 billion. In accordance with the terms of the merger agreement, Spansion shareholders received 2.457 Cypress shares for each Spansion share they owned. The merger has been accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standard Topic 805, Business Combinations, with Cypress treated as the accounting acquirer. The post-merger company is expected to realize more than $135 million in cost synergies on an annualized basis within three years, and create a leading global provider of microcontrollers and specialized memories needed in today's embedded systems.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the financial results of Spansion beginning March 12, 2015. The comparability of our operating results for the first quarter of fiscal 2015 to the same period in fiscal 2014 is significantly impacted by our merger with Spansion. In our discussion and analysis of comparative periods, we have quantified the contribution of additional revenue or expense resulting from these transactions wherever such amounts were material and identifiable. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

Business Segments

We evaluate our reportable business segments in accordance with the accounting guidance. In connection with our merger with Spansion, beginning fiscal 2015 we have aligned Spansion's two major product groups for embedded applications with our existing product divisions, Spansion's flash memory with our Memory Product Division and Spansion's microcontroller/analog products with our Programmable Systems Division.

We operate in the following four reportable business segments:

Business Segments	Description

MPD: Memory Products Division
MPD focuses on static random access memory (SRAM), high-performance serial and parallel NOR Flash memories and high-reliability F-RAMTM ferroelectric memory devices. Its purpose is to enhance our position in these products and invent new and related products. Starting on March 12, 2015, MPD includes Spansion’s flash memory products.

DCD: Data Communications Division	DCD focuses on USB controllers and Bluetooth® Low Energy and WirelessUSB™ solutions for industrial, handset and consumer applications. It also includes module solutions such as Trackpads.

PSD: Programmable Systems Division
PSD focuses on high-performance, programmable solutions. The programmable portfolio includes high-performance Traveo TM automotive microcontrollers, PSoC® programmable system-on-chip, ARM® Cortex®-M4, M3, M0+ microcontrollers and R4 CPUs, analog PMIC Power Management ICs, Capsense® capacitative- sensing, True Touch touchscreen products and PSoC Bluetooth Low Energy solutions for the Internet of Things. Starting on March 12, 2015, PSD includes Spansion’s microcontroller and analog products.

ETD: Emerging Technologies Division	Also known as our “startup” division, ETD includes subsidiaries AgigA Tech Inc. and Deca Technologies Inc. and our foundry business and other development-stage activities.

Our primary focus is profitable growth in our key markets. With the addition of the legacy Spansion business, we plan to capitalize on our expanded product portfolio and leadership positions in embedded processing and specialized memories to significantly extend our penetration of global markets such as automotive, industrial, consumer, communications, wearable electronics and the Internet of Things. Our revenue model is based on the following underlying trends: increasing market share in our memory products by leveraging our market position and expanding our portfolio with new and complementary products, a return to growth of our revenue from the PSD family of devices and derivatives including PSoC and Spansion’s Microcontrollers, increasing our DCD revenue through introduction of new products such as USB 3.0 and Bluetooth® Low Energy solutions for the Internet of Things and other applications, and significant revenue growth from ETD which includes our internal startup companies. For profitability, our focus is to integrate the acquired Spansion business successfully and realize the anticipated product cost and operational cost synergies. Our integration effort includes re-focusing portions of legacy Spansion business to higher-margin opportunities, particularly in the flash business segment. We monitor our operating expenses closely to improve our operating leverage as driven by various company-wide initiatives, including our World Class Cost program to continuously reduce cost line items as well as a Human Resource effort to reduce redundancy and improve efficiency across the company. In order to achieve our goals on revenue growth and profitability, Cypress will continue to pursue the following strategies:

•	Successfully integrate our business with Spansion. We are committed to integrating the business of Cypress and Spansion successfully to realize the anticipated cost synergies.

•
Drive profitability. Cypress has implemented and maintained a tight, corporate wide focus on gross margin and operating expenses. We are committed to maintaining our current strong operating expense management even with continued new product development and investments in our Emerging Technologies Division.

•
Drive programmability, extend leadership and drive PSoC proliferation. We continue to define, design and develop new programmable products and solutions that offer our customers increased flexibility and efficiency, higher performance, and higher levels of integration with a focus on analog functionality. We continue to drive PSoC adoption in our key market segments.

•	Focus on large and growing markets. We continue to pursue business opportunities in large and growing markets particularly automotive and industrial.

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

•
Identify and exit legacy or non-strategic, underperforming businesses. We continue to monitor and, if necessary, exit certain business units that are inconsistent with our future initiatives and long-term financial plans so that we can focus our resources and efforts on our core programmable and proprietary business model.

•
Pursue complementary strategic relationships. We continue to assess opportunities to develop strategic relationships through acquisitions, investments, licensing and joint development projects. We also continue to make significant investments in current ventures as well as new ventures.

As we continue to implement our strategies, there are many internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed under Part I Item 1A in our Annual Report on Form 10-K for the year ended December 28, 2014 as well as in Item 1A in this Quarterly Report on Form 10-Q.

Results of Operations

Adjustments to Previously Announced Preliminary Quarterly Results

Subsequent to the filing of our Current Report on Form 8-K on April 30, 2015 that included our press release in which we furnished our unaudited financial results for the first quarter of fiscal 2015, we continued to update our analysis of the fair value of certain tax balances and other assumed assets and liabilities associated with our merger with Spansion that resulted in differences between the financial statements contained in this Quarterly Report on Form 10-Q from the information furnished in the April 30, 2015 press release. The adjustments had the effect of reducing the income tax benefit by approximately $17 million for the first quarter of fiscal 2015, with a corresponding increase in net loss of $17 million, or $0.09 per basic and diluted share. In addition, the adjustments resulted in a reduction in total assets of approximately $36 million, a reduction in total liabilities of approximately $15 million, a reduction to additional paid-in-capital of approximately $4 million and an increase in our accumulated deficit of approximately $17 million. These adjustments had no impact on cash flows or on the Non-GAAP income or on Non-GAAP basic and diluted earnings per share included in the information furnished in the April 30, 2015 press release.

Revenues

Our total revenues increased approximately 22.8% in the three-month period ended March 29, 2015 compared to the same period in the prior year. For the three months ended March 29, 2015, approximately $35.2 million of the increase was attributable to revenue contributions from the acquired Spansion business which is included in the PSD and MPD divisions. Excluding the impact of revenue from Spansion business, our revenues increased for the three months ended March 29, 2015 by 2.1% compared to the same period in the prior year. The increase was driven by higher revenues on our MPD, ETD and DCD businesses which were partially offset by our PSD division. The overall average selling price of our products for the three months ended March 29, 2015 increased to $1.13 from $1.08 for the same period one year ago.

Consistent with our accounting policies and generally accepted accounting principles, we have historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. We continually reassess our ability to reliably estimate the ultimate price of these products and, over the past several years, we have made investments in our systems and processes around our distribution channel to improve the quality of the information we receive from our distributors. Given these ongoing investments, and based on the financial framework we use for estimating potential price adjustments, beginning in the fourth quarter of 2014, we concluded that we have become able to reasonably estimate returns and pricing concessions on certain product families and with certain distributors, and recognized revenue at the time we shipped these specific products to the identified distributors, less our estimate of future price adjustments and returns. For the first quarter of 2015, we recognized $110.9 million of revenue on a sell-in basis which represented 72.0% of our distribution revenue for the quarter. Included in the $110.9 million of revenue was $33.5 million of revenue recognized from the conversion of deferred revenue (inventory) that was held by those distributors as of March 29, 2015. The impact of this change resulted in an increase of $17.5 million to net income for the first quarter of fiscal 2015, or $0.09 per basic and diluted share.

The following table summarizes our consolidated revenues by segments:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Programmable Systems Division	$74,818	$69,347
Memory Products Division	108,678	81,323
Data Communications Division	18,566	15,590
Emerging Technologies Division	7,075	4,023
Total revenue	$209,137	$170,283

Programmable Systems Division:

Revenues from the Programmable Systems Division increased by $5.5 million in the first quarter of fiscal 2015, or 7.9%, compared to the same prior-year period primarily due to the $18.1 million revenue contributions from the Spansion microcontroller and analog business for the two weeks post merger. Excluding the Spansion revenues, PSD decreased by $12.6 million in the first quarter of fiscal 2015, or 18.2%, compared to the same prior-year period primarily due to weakness in our end customers’ handset/mobile business demand. This decrease was partially offset by an increase in sales of PSD products to consumer, automotive, and industrial applications, where we experienced a ramp in volume from recent design wins. Revenue for the first quarter of 2015 also included $11.5 million of incremental revenue as a result of the change in accounting for certain distributor revenues as discussed above.

Memory Products Division:
Revenues from the Memory Products Division increased by approximately $27.4 million, or 33.6%, in the first quarter of fiscal 2015 compared to the same prior-year period. For the three months ended March 29, 2015, approximately $17.1 million was attributable to revenues from the Spansion Flash Memory business. Excluding Spansion revenues, MPD increased by 12.6%, mostly in Industrial and Computation market segments. Revenue for the first quarter of 2015 also included $18.7 million of incremental revenue as a result of the change in accounting for certain distributor revenues as discussed above.
Data Communications Division:
Revenues from the Data Communications Division increased by $3.0 million in the first quarter of fiscal 2015 , or approximately 19.1%, compared to the same prior-year period primarily as a result of $3.3 million of incremental revenue as a result of the change in accounting for certain distributor revenues as discussed above.
Emerging Technologies Division:

Revenues from the Emerging Technologies Division increased by $3.1 million in the first quarter of fiscal 2015, or 75.9%, compared to the same prior-year period primarily due to the overall increase in demand at all of our Emerging Technologies companies.
Cost of Revenues/Gross Margins

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Cost of revenues	$244,789	$92,561
Gross margin	(17.0)%	45.6%

Gross margin consists of Revenues less Cost of revenues, and gross margin percentage is percentage of gross margin to revenue. Our gross margin can vary in any period depending on factors such as the mix of types of products sold and the impact of changes to inventory provisions, such as the write-down of inventory. Our gross margin is significantly impacted by the mix of products we sell, which is often difficult to estimate with accuracy. Therefore, if we experience product transition challenges, if we achieve significant revenue growth in our lower margin product lines, or if we are unable to earn as much revenue as we expect from higher margin product lines, our gross margin may be negatively impacted.

Our gross margin was 45.6% in the first quarter of fiscal 2014 and a negative 17.0% in the first quarter of fiscal 2015. The negative gross margin in the first quarter of fiscal 2015 was primarily due to additional inventory provisions which were recorded on inventory assumed as a part of the merger with Spansion. The additional provisions on inventory were recognized as part of our strategy to focus on high margin, profitable business as a combined company. Total charges to cost of sales for inventory provisions totaled $139.2 million and $4.1 million for the first quarter of fiscal years 2015 and  2014, unfavorably impacting our gross margin by 66.6% and 2.4%, respectively. Sales of inventory that was previously written-off or written-down totaled $2.5 million and $1.4 million for the first quarter of fiscal years 2015 and 2014, favorably impacting our gross margin by 1.2%, and 0.8%, respectively. As a result, the overall net effect on our gross margin from inventory provisions and sales of items previously written down was an unfavorable impact of 65.0% and 1.6% in the first quarter of fiscal years 2015 and 2014, respectively.

The decrease was partially offset by better product and customer mix on some of the Cypress products and a reduced impact of amortization related to purchased inventory from a prior acquisition.
Research and Development (“R&D”) Expenses

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
R&D expenses	$50,522	$45,330
As a percentage of revenues	24.2%	26.6%

R&D expenditures increased by $5.2 million in the first quarter of fiscal 2015 compared to the same prior-year period. The increase was primarily attributable to $8.2 million of additional expense due to the newly acquired Spansion business which was offset by $1.4 million of lower equity compensation expense and $1.4 million lower labor costs.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
SG&A expenses	$76,450	$42,609
As a percentage of revenues	37.2%	25.0%

SG&A expenses increased by $33.8 million in the first quarter of fiscal 2015 compared to the same prior-year period. The increase was primarily due to $16.8 million of expense from the newly acquired Spansion business. Additionally, we also incurred $19.5 million of costs for professional services such as investment bankers and advisory fees related to the merger and $1.4 million higher equity compensation expense. Higher equity compensation expense was a result of new grants assumed relating to the merger with Spansion.

Amortization of acquisition-related intangible assets

Amortization expense increased by $5.5 million in the three months ended March 29, 2015 compared to the same period in the prior year mainly due to the amortization on the intangibles acquired as a part of the Spansion business of $6.0 million which is partially offset by certain intangibles that were fully amortized during fiscal 2014.

Restructuring
In March 2015, we began the implementation of planned cost reduction and restructuring activities in connection with the merger with Spansion. As part of this plan, we expect to eliminate approximately 1,000 positions from the combined workforce across all business and functional areas on a global basis by the end of this fiscal year. The restructuring charges primarily consist of severance costs of $44.2 million, lease termination costs of $18.7 million and impairment of property, plant and equipment of $12.8 million. The lease termination costs of $18.7 million primarily represented the net present value of future obligations a San Jose, California building lease which was entered into by Spansion in fiscal 2014 as it was decided that we would not occupy the building post merger. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The initial term of the lease commenced on January 1, 2015 and will expire on December 31, 2026.

The restructuring activities for fiscal 2014 relate to a Fiscal 2013 Restructuring Plan. For the three months ended March 30, 2014 we recorded a benefit arising from restructuring related items of $1.0 million. The benefit for the period primarily resulted from the gain on the sale of a previously restructured asset. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.
The following table summarizes the restructuring activities recorded for the periods presented:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Personnel costs	$44,206	$(154)
Lease termination costs	18,732	—
Impairment of property, plant and equipment	12,777	—
Other	—	(281)
Gain on sale of held-for-sale assets	—	(579)
Total restructuring charges (benefit)	$75,715	$(1,014)
Income Taxes

Our income tax benefit was $4.0 million for the three months ended March 29, 2015, and $4.5 million for the three months ended March 30, 2014. The tax benefit for the first quarter of 2015 was primarily attributable to the tax impact of accounting for certain acquired assets and liabilities as a result of the merger with Spansion resulting in a portion of the Company’s valuation allowance being released in the amount of $5.3 million. This was offset by non-U.S. income taxes on income earned in foreign jurisdictions. The income tax benefit of $4.5 million for the first quarter of 2014 was primarily attributable to a release of previously accrued taxes and interest for the 2008 Philippines BIR examination and due to the expired statutes of limitations in foreign jurisdictions, offset by non-U.S. taxes on income earned in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes information regarding our cash and investments and working capital:

	As of
	March 29, 2015	December 28, 2014
	(In thousands)
Cash and cash equivalents	$147,581	$103,736
Short-term investments	9,586	15,076
Total cash, cash equivalents and short-term investments	$157,167	$118,812
Total current assets	$821,535	$312,311
Total current liabilities	724,665	274,832
Working capital	$96,870	$37,479

Key Components of Cash Flows

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands)
Net cash provided by operating activities	$12,292	$25,191
Net cash provided by (used in) investing activities	$(110,664)	$2,063
Net cash provided by (used in) financing activities	$142,217	$(9,619)

Operating Activities
Net cash provided from operating activities of $12.3 million during the three months ended March 29, 2015 was primarily due to net loss of $247.4 million adjusted for a net non-cash items of $69.2 million and a net cash inflow from change in operating assets and liabilities of $190.5 million. The non-cash adjustments primarily consisted of depreciation and amortization of $22.0 million, stock based compensation expense of $18.8 million, restructuring charges of $18.0 million and loss on disposal of property, plant and equipment of $8.3 million. The net cash inflow from operating assets and liabilities was due to decrease in inventory of $149.5 million, increase in deferred income of $40.8 million and increase in accounts payable, accrued and other liabilities of $29.7 million which were partially offset by increase in accounts receivable of $16.2 million and other assets of $13.3 million. The decrease of $149.5 million in inventory was primarily due to provisions recorded to write down inventory assumed as part of the merger. The additional write-downs were recognized as part of the Company's strategy to focus on high margin, profitable business as a combined company and to move away from the production and sale of inventory associated with non-strategic businesses.
Investing Activities
During the three months ended March 29, 2015, we used approximately $110.7 million of cash from our investing activities primarily due to $105.1 million in net cash paid on merger with Spansion as part of purchase consideration, $6.5 million of cash used for property and equipment expenditures and $7.0 million cash paid as an additional investment in certain equity securities. These increases were partially offset by $6.9 million the sales or maturities of investments.
Financing Activities
During the three months ended March 29, 2015, we generated approximately $142.2 million of cash from our financing activities primarily related our net borrowings on the revolving credit facility of $200.0 million, proceeds from settlement of capped calls which were assumed as part of the merger of $25.3 million and net proceeds from the issuance of common shares under our employee stock plans of $15.7 million. The increases were partially offset by $77.0 million repayment of line of credit facility and $17.9 million dividend payment.
Liquidity and Contractual Obligations
Stock Buyback Program
On September 20, 2011, our Board of Directors authorized a $400 million stock buyback program. For the three months ended March 29, 2015, we made repurchases under this program of an immaterial number of shares and the total remaining dollar value of the shares that may be repurchased under the program was approximately $83.3 million.
Contractual Obligations
The following table summarizes our contractual obligations as of March 29, 2015:

	Total	2015	2016 and 2017	2018 and 2019	After 2019
	(In thousands)
Purchase obligations (1)	$194,799	$178,755	$16,044	$—	$—
Equipment loan	5,199	2,939	2,260	—	—
Operating lease commitments (2)	67,796	11,372	23,177	9,014	24,233
Capital lease commitments	9,436	2,254	7,182	—	—
2.00% Senior Exchangeable Notes	150,000	10,000			140,000
Interest payment on debt	57,065	7,905	23,080	23,080	3,000
Senior Secured Revolving Credit Facility	350,000	—	—	—	350,000
License fee commitments	24,077	18,197	5,880	—	—
Total contractual obligations	$858,372	$231,422	$77,623	$32,094	$517,233

(1)
Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

(2)
Operating leases includes payments relating to Spansion's lease for office space in San Jose for a new headquarters entered on May 22, 2014, which is no longer required. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The initial term of the lease commenced on January 1, 2015 and expire on December 31, 2026

As of March 29, 2015, our unrecognized tax benefits were $32.8 million, which were classified as long-term liabilities. We believe it is possible that we may recognize approximately $1.0 million to $1.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Sale of Spansion's Sunnyvale property

On January 23, 2014, Spansion sold its property in Sunnyvale, California, consisting of 24.5 acres of land with approximately 471,000 square feet of buildings that included its headquarters building and submicron development center, a Pacific Gas & Electric transmission facility and a warehouse building, for net consideration of $59.0 million. Spansion concurrently leased back approximately 170,000 square feet of the headquarters building on a month-to-month basis with the option to continue the lease for up to 24 months; thereafter either party can terminate the lease. The first six months of the lease were rent free; thereafter the rents were lower than the market rates. For accounting purposes, these rents are deemed to have been netted against the sale proceeds and represent prepaid rent. As such, the use of the property after its sale constitutes continuing involvement, and recognition of the sale of the property is deferred until the lease period ends. Subsequent to the merger, the Company will continue to lease the Sunnyvale property through at least the first half of fiscal 2015.

Equity Investment Commitments
As disclosed in Note 10 of the Notes to the Condensed Consolidated Financial Statements, we have committed to purchase additional preferred stock from a company that operates in the area of advanced battery storage. During the three months ended March 29, 2015, we purchased $7.0 million of preferred stock which was recorded as part of our investments in non-marketable securities. Subject to the attainment of certain milestones, we may purchase additional preferred stock of this company.
Capital Resources and Financial Condition
Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities, payments of regularly scheduled cash dividends, the repayment of our short-term debt, and the purchase of our stock through our stock buyback program. As of March 29, 2015, in addition to $147.6 million in cash and cash equivalents, we had $9.6 million invested in short-term investments for a total cash, cash equivalents and short-term investment position of $157.2 million that is available for use in our current operations.
As of March 29, 2015, approximately 19.0% of our cash, cash equivalents and available-for-sale investments are held in offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.
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

The non-GAAP measures set forth above exclude charges primarily related to stock-based compensation as well as restructuring charges, acquisition-related expenses and other adjustments. For the three months ended March 29, 2015, there were additional adjustments related to our merger with Spansion. Management believes that these non-GAAP financial measures reflect an additional and useful way of viewing aspects of Cypress’s operations that, when viewed in conjunction with Cypress’s GAAP results, provide a more comprehensive understanding of the various factors and trends affecting Cypress’s business and operations. Management uses these non-GAAP measures for strategic and business decision-making, internal budgeting, forecasting and resource allocation processes. In addition, these non-GAAP financial measures facilitate management’s internal comparisons to Cypress’s historical operating results and comparisons to competitors’ operating results. Pursuant to the requirements of Regulation G and to make clear to our investors the adjustments we make to GAAP measures, we have provided a reconciliation of the non-GAAP measures to the most directly comparable GAAP financial measures.

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In thousands, except per share amounts)
Non-GAAP gross margin	$(2,660)	$85,722
Non-GAAP research and development expenses	$43,963	$37,723
Non-GAAP selling, general and administrative expenses	$40,279	$33,784
Non-GAAP operating income (loss)	$(86,900)	$14,216
Non-GAAP net income (loss) attributable to Cypress	$(87,906)	$11,975
Non-GAAP net income (loss) per share attributable to Cypress—diluted	$(0.45)	$0.07

CYPRESS SEMICONDUCTOR CORPORATION
RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES
(In thousands, except per-share data)
(Unaudited)

	Three Months Ended
	March 29, 2015	% of Revenue	March 30, 2014	% of Revenue
GAAP gross margin	$(35,652)	(17.0)%	$77,722	45.6%
Stock-based compensation expense	4,219	2.0%	2,251	1.3%
Ramtron acquisition-related expenses	—	—%	2,967	1.7%
Changes in value of deferred compensation plan	189	0.1%	218	0.1%
Impairment of assets, restructuring and other	120	0.1%	2,564	1.5%
Impact of purchase accounting	28,464	13.6%	—	—%
Non-GAAP gross margin	$(2,660)	(1.3)%	$85,722	50.2%
GAAP research and development expenses	$50,522		$45,330
Stock-based compensation expense	(5,750)		(7,183)
Changes in value of deferred compensation plan	(617)		(424)
Impairment of assets, restructuring and other	(62)		—
Impact of purchase accounting	(130)		—
Non-GAAP research and development expenses	$43,963		$37,723
GAAP selling, general and administrative expenses	$77,806		$42,609
Stock-based compensation expense	(8,827)		(7,388)
Ramtron acquisition-related expenses	—		(473)
Changes in value of deferred compensation plan	(1,110)		(964)
Legal and other	(654)		—
Impact of purchase accounting	(103)		—
Spansion merger related and other items	(26,833)		—

Non-GAAP selling, general and administrative expenses	$40,279		$33,784
GAAP operating income (loss)	$(245,736)		$(11,036)
Stock-based compensation expense	18,797		16,822
Ramtron acquisition-related expenses	1,305		5,274
Changes in value of deferred compensation plan	1,916		1,606
Impairment of assets, restructuring and other	182		1,550
Legal and other	654		—
Spansion merger related and other items	95,202		—
Impact of purchase accounting	40,780		—
Non-GAAP operating income (loss)	$(86,900)		$14,216
GAAP pretax loss	$(251,444)	(120.2)%	$(12,786)	(7.5)%
Stock-based compensation expense	18,797	9.0%	16,822	9.9%
Ramtron acquisition-related expenses	1,305	0.6%	5,274	3.1%
Changes in value of deferred compensation plan	1,241	0.6%	747	0.4%
Impairment of assets, restructuring and other	455	0.2%	1,550	0.9%
Legal and other	654	0.3%	—	—%
Tax and tax-related items	869	0.4%	—	—%
Losses from equity method investment	1,559	0.7%	913	0.5%
Investment-related gains/losses	2,728	1.3%	(30)	—%
Spansion merger related and other items	95,202	45.5%	—	—%
Impact of purchase accounting	40,780	19.5%	—	—%
Non-GAAP pretax profit (loss)	$(87,854)	(42.1)%	$12,490	7.3%
GAAP net income (loss) attributable to Cypress	$(246,798)		$(7,934)
Stock-based compensation	18,797		16,822
Ramtron acquisition-related expenses	1,305		5,274
Changes in value of deferred compensation plan	1,241		747
Impairment of assets, restructuring and other	455		1,550
Legal and other	654		—
Tax and tax-related items	(3,829)		(5,367)
Losses from equity method investment	1,559		913
Investment-related gains/losses	2,728		(30)
Spansion merger related and other items	95,202		—
Impact of purchase accounting	40,780		—
Non-GAAP net income (loss) attributable to Cypress	$(87,906)		$11,975
GAAP net income (loss) per share attributable to Cypress-diluted	$(1.26)		$(0.05)
Stock-based compensation expense	0.10		0.10
Ramtron acquisition-related expenses	0.01		0.03
Changes in value of deferred compensation plan	0.01		—
Impairment of assets, restructuring and other	—		0.01
Legal and other	—		—
Tax and tax-related items	(0.02)		(0.03)
Losses from equity method investment	0.01		0.01
Investment-related gains/losses	0.01		—
Spansion merger related and other items	0.48		—
Impact of purchase accounting	0.21		—
Non-GAAP net income (loss) attributable to Cypress-diluted	$(0.45)		$0.07

CRITICAL POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Quarterly Report on Form 10-Q and the data used to prepare them. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and we are required to make estimates, judgments and assumptions in the course of such preparation. Note 1 of Notes to Condensed Consolidated Financial Statements under Part I Item 1 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, we re-evaluate our judgments and estimates including those related to revenue recognition, allowances for doubtful accounts receivable, inventory valuation, valuation of long-lived assets, goodwill and financial instruments, stock-based compensation, and settlement costs, and income taxes. We base our estimates and judgments on historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions.

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

Sales to certain distributors are made under agreements which provide the distributors with price protection, stock rotation and other allowances under certain circumstances. Given the uncertainties associated with the rights given to these distributors, revenues and costs related to distributor sales are deferred until products are sold by the distributors to the end customers. Revenues are recognized upon receiving notification from the distributors that products have been sold to the end customers. At the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to receive payment, relieves inventory for the value of goods shipped since legal title has passed to the distributors, and defers the related margin and price adjustment as deferred income on sales to distributors in the Consolidated Balance Sheets. The effects of distributor price adjustments are recorded as a reduction to deferred income at the time the distributors sell the products to the end customers and the distributor submits a valid claim for the price adjustment.

We have historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. We continuously reassesses its' ability to reliably estimate the ultimate price of these products and, over the past several years, has made investments in its systems and process around its distribution channel to improve the quality of the information it receives from its distributors. Given these ongoing investments, and based on the financial for estimating potential price adjustments, beginning the fourth quarter of 2014 product families and with certain distributors, and recognized revenue at the time it shipped these specific products to the identified distributors, less its estimate of future price adjustments and returns. During the fiscal quarter ended March 29, 2015, we recognized an incremental $33.5 million of revenue from this change, which resulted in a benefit to net income of $17.5 million for the first quarter of fiscal 2015, or $0.09 per basic and diluted share.

We record as a reduction to revenues reserves for sales returns, price protection and allowances based upon historical rates and for any specific known customer amounts. We also provide certain distributors and EMSs with volume-pricing discounts, such as rebates and incentives, which are recorded as a reduction to revenues at the time of sale. Historically these volume discounts have not been significant.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. Market is based on estimated net realizable value. We write down our inventories which have become obsolete or are in excess of anticipated demand or net realizable value based upon assumptions about demand forecasts, product life cycle status, product development plans and current sales levels as well as strategic changes in our business and decisions to move away from less profitable businesses. Inventory provisions are not relieved until the related inventory has been sold or scrapped.

Situations that may result in excess or obsolete inventory include changes in business strategy and economic conditions, changes in consumer confidence caused by changes in market conditions, sudden and significant decreases in demand for our products, inventory obsolescence because of rapidly changing technology and customer requirements, failure to estimate customer demand properly for older products as newer products are introduced, a change in our business strategy, or unexpected competitive pricing actions by our competition. In addition, cancellation or deferral of customer purchase orders could result in our holding excess inventory. Also, because we often sell a substantial portion of our products in the last month of each quarter, the Company may not be able to reduce our inventory purchase commitments in a timely manner in response to customer cancellations or deferrals.

Business Combinations

We apply the provisions of Accounting Standards Codification 805, Business Combinations ("ASC 805"),
in the accounting for acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our unaudited Condensed Consolidated Statements of Operations. Accounting for business combinations requires the Company's management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates it has made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to: future expected cash flows from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks
Our investment portfolio consists of a variety of financial instruments that expose us to interest rate risk, including, but not limited to, money market funds, certificate of deposit and corporate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in stockholders’ equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.
Foreign Currency Exchange Risk
We operate and sell products in various global markets and purchase capital equipment using foreign currencies but predominantly the U.S. dollar. Pursuant to our merger with Spansion, we are exposed to certain risks associated with changes in foreign currency exchange rates in Japanese yen and other foreign currencies and are exposed to foreign currency exchange rate fluctuations.
For example,

•	sales of our products to Fujitsu are denominated in U.S. dollars, Japanese yen and Euro;

•	some of our manufacturing costs are denominated in Japanese yen, and other foreign currencies such as the Thai baht and Malaysian ringgit;

•	some of our operating expenses are denominated in Japanese yen and

•	some fixed asset purchases and sales are denominated in other foreign currencies.

Consequently, movements in exchange rates could cause our net sales and our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our foreign exchange exposure on our foreign currency denominated assets and liabilities. We also hedge a percentage of our forecasted revenue denominated in Japanese yen with foreign currency forward contracts. The objective of these contracts is to mitigate impact of foreign currency exchange rate movements to our operating results on a short term basis. We do not use these contracts for speculative or trading purposes.

We recognize derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive loss on the Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to the appropriate revenue or expense line of the Consolidated Statement of Operations. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to interest and other income (expense), net in our Consolidated Statements of Operations at that time.

We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedging instruments in interest and other income (expense), net on our Consolidated Statements of Operations.
We analyzed our foreign currency exposure, including our hedging strategies, to identify assets and liabilities denominated in other currencies. For those assets and liabilities, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. We have determined that there would be an immaterial effect on our results of operations from such a shift. Please see Note 13 of the footnotes to this Quarterly Report on Form 10-Q for details on the contracts.

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
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three month period ended March 29, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in Note 10 of Notes to Condensed Consolidated Financial
Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, including the following risk factors you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.
We may fail to realize all of the anticipated benefits of our acquisition of Spansion

On March 12, 2015, we completed our acquisition of Spansion. The success of the transaction will depend, in part, on our ability to achieve the anticipated cost synergies and other strategic benefits from combining the businesses of Cypress and Spansion. We expect Cypress to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies as well as greater efficiencies from increased scale, market integration and more automation. However, to realize these anticipated benefits, we must successfully combine the businesses of Cypress and Spansion. If we are not able to achieve these objectives, the anticipated cost synergies and other strategic benefits of the transaction may not be realized fully or at all or may take longer to realize than expected. We may fail to realize some or all of the anticipated benefits of the transaction in the amounts and times projected for a number of reasons, including that the integration may take longer than anticipated or be more costly than anticipated.

The failure to integrate successfully the businesses and operations of Cypress and Spansion in the expected time frame may adversely affect our future results.

Prior to the completion of the transaction, Cypress and Spansion historically operated as independent companies. The management of Cypress may face significant challenges in consolidating the functions of Cypress and Spansion and their subsidiaries, integrating their technologies, organizations, ERP systems, procedures, policies and operations, as well as addressing differences in the business cultures of the two companies and retaining key personnel. In connection with the acquisition, Cypress expects to integrate certain operations of Cypress and Spansion, including, among other things, back-office operations, information technology and regulatory compliance. The integration of the two companies will be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the transaction may disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with our members and other market participants, employees, regulators and others with whom we have business or other dealings. If we fail to manage the integration of these businesses effectively, our growth strategy and future profitability could be negatively affected, and we may fail to achieve the intended benefits of the transaction.

We have incurred costs in connection with our acquisition of Spansion and will continue to incur costs in connection with the transaction.

Cypress and Spansion have incurred significant costs associated with transaction fees, professional services and other costs related to the transaction and we will continue to incur additional costs, including restructuring costs, in connection with the integration of the business. Specifically, through March 29, 2015, Cypress and Spansion have incurred approximately $66.6 million for direct transaction costs related to the transaction in addition to restructuring and other items associated with the merger and integration of post merger. Although Cypress expects that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, merger-related and restructuring costs over time, this net benefit may not be achieved in the near term, or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
On September 20, 2011, our Board of Directors (the “Board”) authorized a $400 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, other uses of cash, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our Board. As of March 29, 2015, the total remaining dollar amount of shares that may be repurchased under the program was approximately $83.3 million.
The table below sets forth the information with respect to repurchases of common stock made in the first quarter of fiscal 2015 under this program:

	Total number of shares purchased	Average price paid per share	Total shares purchased as part of the publicly announced programs	Total dollar value of shares that may yet be purchased under this program (In thousands)

Remaining balance available for purchases at the beginning of the period				$83,341
Repurchases during Q1 2015
January 2015	380	$14.41	380	$6
February 2015	5,485	$14.74	5,485	$80
March 2015	184	$15.2	184	$3
Total repurchases during Q1 2015	6,049	$14.66	6,049	$83,252

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Quarterly Executive Incentive Payments

On May 7, 2015, Cypress’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the incentive payments to our executive officers for the first quarter of fiscal 2015 performance incentive plans. These payments were earned in accordance with the terms of our Key Employee Bonus Plan (the “KEBP”) and the Performance Bonus Plan (the “PBP”).

The payments were determined based upon the financial performance of Cypress and each executive’s performance. The performance measures under the KEBP include our non-GAAP profit-before-taxes percentage as well as individual strategic, operational and financial goals established for each executive. The following table sets forth the cash payments to our Named Executive Officers (as determined in our Proxy Statement filed with the Securities and Exchange Commission on April 1, 2015) under the KEBP and the PBP for the first quarter of fiscal 2015:

Named Executive Officers	KEBP	PBP
T.J. Rodgers, President and Chief Executive Officer	$—	$8,832
Thad Trent, Executive Vice President, Finance & Administration and Chief Financial Officer	$2,016	$—
Paul Keswick, Executive Vice President, Marketing and IT	$2,024	$—
Daniel McCranie, Executive Vice President, Sales and Applications Support	$3,965	$—
Dana Nazarian, Executive Vice President, Memory Products Division	$—	$—

Additionally, the Compensation Committee authorized quarterly incentive payments under the KEBP totaling $8,028 to five other senior officers who were not Named Executive Officers.

Separation Agreement

The Company entered into a Separation Agreement with Mr. J. Daniel McCranie in connection with his departure from the Company. Pursuant to the terms of the Separation Agreement, Mr. McCranie is entitled to acceleration of vesting of restricted stock units for 160,000 shares of Cypress common stock and COBRA premiums for medical, dental, vision and EAP benefits for a period of 12 months.
CFO Compensation

On May 7, 2015, the Compensation Committee approved an increase to the annual base salary for Mr. Trent, the Chief Financial Officer of the Company. His new annual base salary is $350,000.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	File No.	Filed Herewith

3.1	Amended and Restated Bylaws of Cypress Semiconductor Corporation	8-K	3/12/2015	001-34747

4.1
Supplemental Indenture, dated March 12, 2015, by and between Spansion LLC, Spansion Inc., Spansion Technology LLC and the other guarantors from time to time party thereto, Cypress Semiconductor Corporation and Wells Fargo Bank, National Association, as trustee
		8-K	3/12/2015	001-34747

10.1+	Form of Restricted Stock Unit and Performance Stock Unit Grant Agreement				X

10.2+	Separation Agreement with J. Daniel McCranie				X

10.3+	Spansion Inc. 2010 Equity Incentive Award Plan	S-8	5/10/2010	333-198007

10.4+	Amendment to Spansion Inc. 2010 Equity Incentive Award Plan	8-K	5/14/2010	001-34747

10.5+	Director Form of Option Agreement under the Spansion Inc. 2010 Equity Incentive Award Plan				X

10.6
Amendment and Restatement Agreement, dated as of March 12, 2015, by and among Cypress Semiconductor Corporation, Cypress Semiconductor (Minnesota) Inc., Spansion Inc., Spansion LLC, Spansion Technology LLC, Spansion International AM, Inc., Spansion International Trading, Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent.
		8-K	3/12/2015	001-34747

10.7
Amended and Restated Credit and Guaranty Agreement, dated as of March 12, 2015, by and among Cypress Semiconductor Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, East West Bank, Silicon Valley Bank and SunTrust Bank, as syndication agents and documentation agents, and Morgan Stanley Bank, N.A., as Issuing Bank.
		8-K	3/12/2015	001-34747

10.8
Amended and Restated Pledge and Security Agreement, dated as of March 12, 2015, by and among Cypress Semiconductor Corporation and the other grantors from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as collateral agent
		8-K	3/12/2015	001-34747

10.9	Lease Agreement between Spansion Inc. and Hines VAP No. Cal. Properties, LP, effective May 20, 2014	10-Q	5/20/2014	001-34747

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+Management Agreement or Compensation Plan.

++Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities
Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

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

CYPRESS SEMICONDUCTOR CORPORATION

Date:	May 8, 2015	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date	File No.	Filed Herewith

3.1	Amended and Restated Bylaws of Cypress Semiconductor Corporation	8-K	3/12/2015	001-34747

4.1
Supplemental Indenture, dated March 12, 2015, by and between Spansion LLC, Spansion Inc., Spansion Technology LLC and the other guarantors from time to time party thereto, Cypress Semiconductor Corporation and Wells Fargo Bank, National Association, as trustee
		8-K	3/12/2015	001-34747

10.1+	Form of Restricted Stock Unit and Performance Stock Unit Grant Agreement				X

10.2+	Separation Agreement with J. Daniel McCranie				X

10.3+	Spansion Inc. 2010 Equity Incentive Award Plan	S-8	5/10/2010	333-198007

10.4+	Amendment to Spansion Inc. 2010 Equity Incentive Award Plan	8-K	5/14/2010	001-34747

10.5+	Director Form of Option Agreement under the Spansion Inc. 2010 Equity Incentive Award Plan				X

10.6
Amendment and Restatement Agreement, dated as of March 12, 2015, by and among Cypress Semiconductor Corporation, Cypress Semiconductor (Minnesota) Inc., Spansion Inc., Spansion LLC, Spansion Technology LLC, Spansion International AM, Inc., Spansion International Trading, Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent.
		8-K	3/12/2015	001-34747

10.7
Amended and Restated Credit and Guaranty Agreement, dated as of March 12, 2015, by and among Cypress Semiconductor Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, East West Bank, Silicon Valley Bank and SunTrust Bank, as syndication agents and documentation agents, and Morgan Stanley Bank, N.A., as Issuing Bank.
		8-K	3/12/2015	001-34747

10.8
Amended and Restated Pledge and Security Agreement, dated as of March 12, 2015, by and among Cypress Semiconductor Corporation and the other grantors from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as collateral agent
		8-K	3/12/2015	001-34747

10.9	Lease Agreement between Spansion Inc. and Hines VAP No. Cal. Properties, LP, effective May 20, 2014	10-Q	5/20/2014	001-34747

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+Management Agreement or Compensation Plan.

++Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities
Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

 * XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.