Form 10-Q
period 2015-06-28
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2015-08-07
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
————————————
FORM 10-Q
————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of outstanding shares of the registrant’s common stock as of July 31, 2015 was 335,221,169.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to: our manufacturing strategy; the expected timing and costs related to the integration of Cypress Semiconductor Corporation (“Cypress” or the “Company”) with Spansion Inc. (“Spansion”) as a result of our recent merger; our ability to execute on planned synergies related to the merger with Spansion; our expectations regarding dividends and stock repurchases; our expectations regarding future technology transfers and other licensing arrangements; our expectations regarding the timing and cost of our restructuring liabilities; our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; the competitive advantage we believe we have with our patents as well as our proprietary programmable technologies and programmable products; our backlog as an indicator of future performance; the risk associated with our yield investment agreements; our foreign currency exposure and the impact exchange rates could have on our operating margins; the adequacy of our cash and working capital positions; the value and liquidity of our investments; including auction rate securities and our other debt investments; our ability to recognize certain unrecognized tax benefits within the next twelve months as well as the resolution of agreements with various foreign tax authorities; our investment strategy; the impact of interest rate fluctuations on our investments; the volatility of our stock price; the adequacy of our real estate properties; the utility of our non-GAAP reporting; the adequacy of our audits; the potential impact of our indemnification obligations and the impact of new accounting standards on our financial statements. We use words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. We assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to: the state and future of the general economy and its impact on the markets and consumers we serve and our investments; our ability to effectively integrate our company with Spansion in a timely manner; our ability to attract and retain key personnel; our ability to timely deliver new proprietary and programmable technologies and products; the current credit conditions; our ability to expand our customer base; our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our success in our pending litigation matters; our ability to manage our investments and interest rate and exchange rate exposure; changes in the law; the results of our pending tax examinations; our ability to achieve liquidity in our investments; the failure or success of our Emerging Technology division and/or the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014.
.

ITEM 1. FINANCIAL STATEMENTS
CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 28, 2015	December 28, 2014
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$124,140	$103,736
Short-term investments	11,061	15,076
Accounts receivable, net	261,373	75,984
Inventories	300,922	88,227
Other current assets	99,066	29,288
Total current assets	796,562	312,311
Property, plant and equipment, net	544,144	237,763
Goodwill	1,741,733	65,696
Intangible assets, net	851,243	33,918
Other long-term assets	177,619	93,593
Total assets	$4,111,301	$743,281
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$145,286	$42,678
Accrued compensation and employee benefits	75,322	35,182
Deferred margin on sales to distributors	133,654	95,187
Dividends payable	36,718	17,931
Income taxes payable	5,690	2,710
Current portion of long-term debt	6,049	6,143
Other current liabilities	208,056	75,001
Total current liabilities	610,775	274,832
Deferred income taxes and other tax liabilities	54,083	18,784
Revolving credit facility and long-term debt	586,343	237,107
Other long-term liabilities	45,916	10,693
Total liabilities	1,297,117	541,416
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 478,066 and 306,167 shares issued; 334,088 and 163,013 shares outstanding at June 28, 2015 and December 28, 2014, respectively	4,704	3,039
Additional paid-in-capital	5,635,503	2,675,170
Accumulated other comprehensive loss	(1,209)	(46)
Accumulated deficit	(716,763)	(379,913)
Stockholders’ equity before treasury stock	4,922,235	2,298,250
Less: shares of common stock held in treasury, at cost; 143,978 and 143,154 shares at June 28, 2015 and December 28, 2014, respectively	(2,100,877)	(2,090,493)
Total Cypress stockholders’ equity	2,821,358	207,757
Non-controlling interests	(7,174)	(5,892)
Total equity	2,814,184	201,865
Total liabilities and equity	$4,111,301	$743,281
The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands, except per-share amounts)
Revenues	$484,778	$183,601	$693,915	$353,884
Costs and expenses:
Cost of revenues	346,705	88,231	597,535	180,792
Research and development	81,227	40,927	131,749	86,257
Selling, general and administrative	91,840	42,059	162,300	84,668
Amortization of acquisition-related intangible assets	35,928	1,800	43,274	3,633
Restructuring and other	10,039	—	85,754	(1,014)
Total costs and expenses	565,739	173,017	1,020,612	354,336
Operating income (loss)	(80,961)	10,584	(326,697)	(452)
Interest and other income (expense), net	(5,336)	239	(9,485)	(598)
Income (loss) before income taxes and non-controlling interest	(86,297)	10,823	(336,182)	(1,050)
Income tax provision (benefit)	2,935	299	(1,068)	(4,218)
Equity in net loss of equity method investee	(1,459)	(1,367)	(3,018)	(2,280)
Net income (loss)	(90,691)	9,157	(338,132)	888
Net income (loss) attributable to non-controlling interests	640	370	1,283	705
Net income (loss) attributable to Cypress	$(90,051)	$9,527	$(336,849)	$1,593
Net income (loss) per share attributable to Cypress:
Basic	$(0.27)	$0.06	$(1.27)	$0.01
Diluted	$(0.27)	$0.06	$(1.27)	$0.01
Cash dividend declared per share	$0.11	$0.11	$0.22	$0.22
Shares used in net income (loss) per share calculation:
Basic	333,334	157,936	264,547	156,508
Diluted	333,334	164,460	264,547	163,391
The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Net income (loss)	$(90,691)	$9,157	$(338,132)	$888
Other comprehensive loss, net of taxes:
Net change in unrealized gains (losses) on available for sale securities	(1)	(10)	26	(15)
Net unrealized gain (loss) on cash flow hedges:
Net unrealized gain (loss) arising during the period	(1,549)	—	(1,741)	—
Net loss reclassified into earnings for revenue hedges (effective portion)	193	—	390	—
Net loss reclassified into earnings for expense hedges	233	—	162	—
Net unrealized loss on cash flow hedges	(1,123)	—	(1,189)	—
Other comprehensive loss	(1,124)	(10)	(1,163)	(15)
Comprehensive income (loss)	(91,815)	9,147	(339,295)	873
Comprehensive loss attributable to non-controlling interest	640	370	1,283	705
Comprehensive income (loss) attributable to Cypress	$(91,175)	$9,517	$(338,012)	$1,578
The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(338,132)	$888
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	46,464	31,141
Depreciation and amortization	96,641	23,478
Deferred income taxes	(6,308)	(6,037)
Restructuring costs	16,913	(435)
(Gain) Loss on disposal of property and equipment	9,346	(579)
Equity in net loss of equity method investee	3,018	2,280
Other	2,150	273
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(85,418)	(34,721)
Inventories	238,884	10,916
Other current and long-term assets	(15,519)	8,205
Accounts payable and other liabilities	(67,095)	17,913
Deferred margin on sales to distributors	46,040	16,178
Net cash provided by (used in) operating activities	(53,016)	69,500
Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	7,187	14,401
Purchases of marketable securities	(1,530)	(8,416)
Business acquisition, net of cash acquired	(105,130)	—
Contribution to (distribution of) deferred compensation plan	1,270	(810)
Acquisition of property, plant and equipment	(25,231)	(11,378)
Cash paid for equity method investments	(12,000)	(14,400)
Proceeds from sale of held-for-sale equipment	33	3,240
Other	90	116
Net cash used in investing activities	(135,311)	(17,247)
Cash flows from financing activities:
Borrowings under revolving credit facility	299,000	100,000
Repayment of revolving credit facility	(77,000)	(100,000)
Repurchase of treasury stock	(10,436)	—
Withholding of common shares for tax obligations on vested restricted shares	54	(245)
Payment of dividends	(54,334)	(34,107)
Proceeds from employee equity awards	33,199	10,709
Repayment of equipment leases and loans	(4,486)	(3,458)
Proceeds from settlement of capped calls	25,293	—
Financing costs related to revolving credit facility	(2,559)	—
Yield enhancement structured agreements not settled	—	(9,727)
Net cash provided by (used in) financing activities	208,731	(36,828)
Net increase in cash and cash equivalents	20,404	15,425
Cash and cash equivalents, beginning of period	103,736	86,009
Cash and cash equivalents, end of period	$124,140	$101,434
Non cash investing and financing activities
Dividends payable	$36,718	$17,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2015 has 53 weeks and fiscal 2014 had 52 weeks. The second quarter of fiscal 2015 ended on June 28, 2015 and the second quarter of fiscal 2014 ended on June 29, 2014.

Basis of Presentation
On March 12, 2015, the Company completed the merger with Spansion, Inc. (“Spansion”), a leading designer, manufacturer and developer of embedded systems semiconductors, for a total purchase consideration of approximately $2.8 billion ("the Merger"). The unaudited condensed consolidated statement of operations of Cypress for the three months ended June 28, 2015 represents the first full quarter of the combined operations after the Merger. The unaudited condensed consolidated statement of operations of Cypress for the six months ended June 28, 2015 includes the results of operations of legacy Spansion since March 12, 2015.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal, recurring nature, which are necessary to state fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Cypress's Annual Report on Form 10-K for the fiscal year ended December 28, 2014. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The following reclassifications have been made in the presentation of Cypress’s Condensed Consolidated Balance Sheet as of December 28, 2014.

•	$6.1 million reclassified from other current liabilities to current portion of long-term debt, and

•	$10.1 million reclassified from other long-term liabilities to revolving credit facility and long-term debt.

The condensed consolidated results of operations for the three and six months ended June 28, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.
During the six months ended June 29, 2014, the Company recorded out-of-period correcting adjustments to write off certain manufacturing and subcontractor costs that were capitalized within other current assets in previous periods. These corrections resulted in a decrease of net income of $2.6 million for the six months ended June 29, 2014. The Company recorded these corrections in the aggregate totaling $2.6 million in the cost of revenues for the six months ended June 29, 2014. Management assessed the impact of these errors and concluded that the amounts were not material, either individually or in the aggregate, to any prior periods.

Business Combinations

The Company applies the provisions of Accounting Standards Codification 805, Business Combinations ("ASC 805"), in the accounting for acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Company's Condensed Consolidated Statements of Operations. Accounting for business combinations requires the Company's management to make significant estimates and assumptions, especially at the acquisition date including estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although the Company believes the assumptions and estimates it has made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to: future expected cash flows from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Revenue Recognition

The Company generates revenues by selling products to distributors, various types of manufacturers including original equipment manufacturers (“OEMs”) and electronic manufacturing service providers (“EMSs”). The Company recognizes revenues on sales to distributors, OEMs and EMSs upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no significant remaining obligations.

Sales to certain distributors are made under agreements which provide the distributors with price protection, stock rotation and other allowances under certain circumstances. When the Company determines that the uncertainties exist for the rights given to these distributors, revenues and costs related to distributor sales are deferred until products are sold by the distributors to the end customers. In those circumstances, revenues are recognized upon receiving notification from the distributors that products have been sold to the end customers. In these cases, at the time of shipment to distributors, the Company records a trade receivable for the selling price since there is a legally enforceable right to receive payment, relieves inventory for the value of goods shipped since legal title has passed to the distributors, and defers the related margin and price adjustment as deferred income on sales to distributors on the Consolidated Balance Sheets. Any effects of distributor price adjustments are recorded as a reduction to deferred income at the time the distributors sell the products to the end customers and the distributor submits a valid claim for the price adjustment.

The Company has historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. The Company continuously reassesses its ability to reliably estimate the ultimate price of these products and, over the past several years, has made investments in its systems and process around its distribution channel to improve the quality of the information it receives from its distributors. Given these ongoing investments, and based on the financial framework the Company uses for estimating potential price adjustments, beginning the fourth quarter of 2014, the Company concluded that it was able to reasonably estimate returns and pricing concessions on certain product families and with certain distributors, and recognized revenue at the time it shipped these specific products to the identified distributors, less its estimate of future price adjustments and returns. During the three months ended June 28, 2015, there were no new product families or distributors for which the Company recognized revenue at the time it shipped those products. During the six months ended June 28, 2015, the Company recognized approximately $22.7 million of incremental revenue from this change, which resulted in a benefit to net income of approximately $13.7 million for the six months ended June 28, 2015, or approximately $0.05 per basic and diluted shares. During the three months ended June 28, 2015, the Company recognized $220.7 million or 62.5% of distribution revenue on a sell-in basis. During the six months ended June 28, 2015, the Company recognized $329.1 million or 51.1% of distribution revenue on a sell-in basis.

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

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

life cycle status, product development plans and current sales levels. Inventory reserves are not relieved until the related inventory has been sold or scrapped.

Situations that may result in excess or obsolete inventory include changes in business strategy and economic conditions, changes in consumer confidence caused by changes in market conditions, sudden and significant decreases in demand for its products, inventory obsolescence because of rapidly changing technology and customer requirements, failure to estimate customer demand properly for older products as newer products are introduced, or unexpected competitive pricing actions by its competition. In addition, cancellation or deferral of customer purchase orders could result in the Company holding excess inventory. Also, because the Company often sells a substantial portion of its products in the last month of each quarter, the Company may not be able to reduce its inventory purchase commitments in a timely manner in response to customer cancellations or deferrals.

Employee Benefit Plans

In connection with the Merger, the Company assumed the Spansion Innovates Group Cash Balance Plan (a defined benefit pension plan) in Japan. A defined benefit pension plan is accounted for on an actuarial basis, which requires the selection of various assumptions such as turnover rates, discount rates and other factors. The discount rate assumption is determined by comparing the projected benefit payments to the Japanese corporate bonds yield curve as of end of the most recently completed fiscal year. The benefit obligation is the projected benefit obligation (PBO), which represents the actuarial present value of benefits expected to be paid upon retirement. This liability is recorded in other long term liabilities on the Condensed Consolidated Balance Sheets. Net periodic pension cost is recorded in the Condensed Consolidated Statements of Operations and includes service cost. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money associated with the passage of time on the PBO. Gains or losses resulting from a change in the PBO if actual results differ from actuarial assumptions will be accumulated and amortized over the future life of the plan participants if they exceed 10% of the PBO, being the corridor amount. If the amount of a net gain or loss does not exceed the corridor amount, they will be recorded to other comprehensive income (loss). See Note 8 for further details of the pension plans.

Cash Flow Hedges

The Company enters into cash flow hedges to protect non-functional currency inventory purchases and certain other operational expenses and has an on-going program of cash flow hedges to protect its non-functional currency revenues against variability in cash flows due to foreign currency fluctuations. The Company’s foreign currency forward contracts that were designated as cash flow hedges have maturities between three and eight months. The maximum original duration of any contract allowable under the Company’s hedging policy is thirteen months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a monthly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. Interest charges or “forward points” on the forward contracts are excluded from the assessment of hedge effectiveness and are recorded in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or costs, depending on the risk hedged.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income (expense), net in its Condensed Consolidated Statements of Operations at that time.

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

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

In May 2014, the FASB issued an ASU on revenue from contracts with customers, ASU No. 2014-09, "Revenue from Contracts with Customers." This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The guidance is effective for annual reporting periods including interim reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods including interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact, if any, the adoption of this standard will have on its Consolidated Financial Statements. As the new standard will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all the Company's business segments, in addition to its business processes and its information technology systems. As a result, the Company's evaluation of the effect of the new standard will extend over future periods.

NOTE 2. MERGER WITH SPANSION

Merger with Spansion

On March 12, 2015, Cypress completed its merger with Spansion ("the Merger") pursuant to the Agreement and Plan of Merger and Reorganization, as of December 1, 2014 ("the Merger Agreement") for a total purchase consideration of approximately $2.8 billion. In accordance with the terms of the Merger Agreement, Spansion shareholders received 2.457 Cypress shares for each Spansion share they owned. The Merger has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations, with Cypress treated as the accounting acquirer. The Company incurred $6.8 million and $26.3 million in Merger costs for the three and six months ended June 28, 2015,which were recorded in the selling, general and administrative expense line of the Condensed Consolidated Statement of Operations.

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

In connection with the Merger, the Company assumed stock options and RSUs originally granted by Spansion and converted them into Cypress stock options and RSUs. The fair value of the stock options assumed were determined using a Black-Scholes valuation model with market-based assumptions. The fair value of partially vested Spansion equity awards is $15.68 per share, the Cypress closing stock price on March 12, 2015. The fair value of unvested equity awards relating to future services, and not yet earned, will be recorded as operating expenses over the remaining service periods. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates.

The table below represents the preliminary allocation of the purchase price to the net assets acquired based on their estimated fair values as of March 12, 2015.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fair Values
(In thousands)

Cash and cash equivalents	$44,870
Short-term investments	1,433
Accounts receivable, net	99,977
Inventories	450,634
Other current assets	58,959
Property, plant and equipment, net	356,908
Intangible assets, net	860,700
Goodwill	1,676,036
Other long-term assets	63,497
Total assets acquired	3,613,014
Accounts payable	(155,336)
Accrued compensation and benefits	(44,669)
Income taxes payable	(1,399)
Other current liabilities	(158,083)
Deferred income taxes and other long term liabilities	(24,001)
Other non current liabilities	(21,477)
Long-term debt (1)	(391,184)
Total liabilities assumed	(796,149)
Fair value of net assets acquired	$2,816,865
(1) Includes the fair value of the debt and equity components of Spansion's Exchangeable 2.00% Senior Notes assumed by the Company.

The table below shows the valuation of the intangible assets acquired from Spansion Inc. along with their estimated remaining useful lives:

	As of March 12, 2015
	Gross	Estimated range of lives (in years)
	(In thousands)
Existing Technology	$507,100	4 to 6
In-Process Research and Development Technology	212,300	N/A
Backlog	14,500	1
Customer/Distributor Relationships	97,300	9
License Agreements	9,400	3
Trade Name / Trademarks	20,100	10
Total intangible assets	$860,700

In-process research and development ("IPR&D") consists of 21 projects, primarily relating to the development of process technologies to manufacture NOR, NAND, Analog, and MCU products. The projects are expected to be completed over the next 2 years. The estimated remaining costs to complete the IPR&D projects were approximately $15.3 million as of the acquisition date. The acquired IPR&D will not be amortized until completion of the related products which is determined by  when the  underlying projects reach technological feasibility and commence commercial production. Upon completion, each IPR&D project will be amortized over its useful life; useful lives for IPR&D are expected to range between 4 years and 6 years.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of June 28, 2015, approximately $1.2 million of the total capitalized IPR&D of $212.3 million had reached technological feasibility and was transferred to developed technology. Refer Note 3 for further details. The remaining projects are proceeding on schedule and no impairments have been identified as of June 28, 2015.

The purchase price has been allocated based on the estimated net tangible and intangible assets of Spansion that existed on the date of the Merger. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the Merger. As additional information becomes available, such as finalization of the estimated fair values of tax accounts, the Company may revise its preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material. There have been no changes to the allocation of purchase price as of June 28, 2015.

Identifiable intangible assets

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

IPR&D, represents the estimated fair values of incomplete Spansion research and development projects that had not reached technological feasibility as of the date of Merger. In the future, the fair value of each project at the Merger date will be either amortized or impaired depending on whether the projects are completed or abandoned. The fair value of IPR&D was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D less charges representing the contribution of other assets to those cash flows. A discount rate of 10.5% was used to discount the cash flows to the present value.

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

Goodwill

The excess of the fair value of the Merger consideration over the fair values of these identifiable assets and liabilities was recorded as goodwill. The goodwill recognized is primarily attributable to the assembled workforce, a reduction in costs and other synergies, and an increase in product development capabilities. The goodwill resulting from the Merger is not expected to be deductible for tax purposes. Goodwill has been allocated to the reporting units expected to benefit from the Merger.

Pro forma consolidated results of operations

The following unaudited pro forma consolidated results of operations for the three months and six months ended June 28, 2015 and June 29, 2014 assume as if the Merger had occurred at the acquired beginning of fiscal year 2014. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment,

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

adjustments to stock-based compensation expense, and interest expense for the incremental indebtedness incurred. The pro forma results for the three and six months ended June 29, 2014 also include amortization of the step up to fair value of acquired inventory and the Merger related expenses. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the Merger actually occurred at the beginning of fiscal year 2014 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Three Months Ended	Six Months Ended
	June 29, 2014	June 28, 2015	June 29, 2014
	(in thousands, except per share amounts)
Revenues	$498,267	$882,328	$980,300
Net loss	$(99,519)	$(293,518)	$(474,538)

Net loss per share attributable to Cypress
Basic	$(0.46)	$(0.69)	$(2.19)
Diluted	$(0.46)	$(0.69)	$(2.19)

NOTE 3. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. As a result of the Merger, the Company recorded an increase to goodwill of $1,676.0 million and intangible assets of $860.7 million. The carrying amount of goodwill at June 28, 2015 was $1,741.7 million, of which $773.0 million was in the Memory Products Division (MPD) and $968.7 million was in the Programmable Systems Division (PSD). The carrying amount of goodwill as of December 28, 2014 was $65.7 million, of which $33.9 million was in MPD and $31.8 million was in PSD.
The following table presents details of the Company's intangible assets:

	As of June 28, 2015			As of December 28, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$1,012,472	$(161,631)	$850,841	$151,773	$(118,357)	$33,416
Non-acquisition related intangible assets	10,523	(10,121)	402	10,523	(10,021)	502
Total intangible assets	$1,022,995	$(171,752)	$851,243	$162,296	$(128,378)	$33,918

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of June 28, 2015, approximately $1.2 million of the total capitalized IPR&D of $212.3 million had reached technological feasibility and was transferred to developed technology and amortization of approximately $0.1 million was recorded during the three months ended June 28, 2015 for these projects. The Company expects the remaining projects to attain technological feasibility and commence commercial production by the first half of fiscal 2017.
The estimated future amortization expense as of June 28, 2015 as are as below:

(In thousands)
2015 (remaining six months)	$65,250
2016	113,648
2017	113,457
2018	110,968
2019	103,740
2020 and future	133,068
Total future amortization expense	$640,131

NOTE 4. RESTRUCTURING AND OTHER

Spansion Integration-Related Restructuring Plan

In March 2015, the Company began the implementation of planned cost reduction and restructuring activities in connection with the Merger. As part of this plan, the Company expects to eliminate approximately 1,000 positions from the combined workforce across all business and functional areas on a global basis by the end of the fiscal year. The restructuring charge of $85.8 million recorded for the six months ended June 28, 2015 primarily consists of severance costs, lease termination costs and impairment of property, plant and equipment. The lease termination costs include $18.7 million relating to the lease on a San Jose, California building which was entered into by Spansion in fiscal 2014 as it was decided the Company would not occupy the building post Merger. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The initial term of the lease commenced on January 1, 2015 and will expire on December 31, 2026.
Consolidated Restructuring and Other
The following table summarizes the restructuring and other activities recorded in the Company’s statement of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Personnel costs	$11,120	$—	$55,326	$(154)
Lease termination costs and other related charges	(845)	—	17,897	—
Impairment of property, plant and equipment	(236)	—	12,531	—
Other	—	—	—	(281)
Gain on sale of held-for-sale assets	—	—	—	(579)
Total restructuring and other charges (benefit)	$10,039	$—	$85,754	$(1,014)

A summary of the restructuring activities under the Company's restructuring plans are summarized as follows:

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In thousands)
Accrued restructuring balance, beginning of period	$1,177	$4,158
Provision	76,711	(1,014)
Cash payments and other	(41,636)	(1,347)
Accrued restructuring balance, end of period	$36,252	$1,797

The provision for restructuring expense in the table above does not include the charge to write off certain leasehold improvements from the first quarter of 2015, which totaled approximately $9.0 million.

During the six months ended June 29, 2014, the Company recorded a benefit from restructuring activities of $1.0 million, of which $0.6 million resulted from the gain on the sale of a previously restructured asset and $0.2 million resulted from a decrease in the estimate of termination benefits related to the previously announced restructuring plan in 2013.

The restructuring liability as of June 28, 2015 is primarily related to personnel costs that are expected to be paid within the next twelve months.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 5. BALANCE SHEET COMPONENTS
Accounts Receivable, Net

	As of
	June 28, 2015	December 28, 2014
	(In thousands)
Accounts receivable, gross	$265,008	$79,091
Allowance for doubtful accounts receivable and sales returns	(3,635)	(3,107)
Total accounts receivable, net	$261,373	$75,984

Inventories

	As of
	June 28, 2015	December 28, 2014
	(In thousands)
Raw materials	$13,636	$4,753
Work-in-process	239,346	64,003
Finished goods	47,940	19,471
Total inventories	$300,922	$88,227
Other Current Assets

	As of
	June 28, 2015	December 28, 2014
	(In thousands)
Prepaid tooling assets	$9,721	$21,777
Restricted cash relating to pension (see Note 8)	4,926	—
Deferred tax assets	14,062	982
Prepaid expenses	40,187	—
Other current assets	30,170	6,529
Total other current assets	$99,066	$29,288
Other Long-term Assets

	As of
	June 28, 2015	December 28, 2014
	(In thousands)
Employee deferred compensation plan	$44,050	$44,116
Investments in Equity securities	42,038	34,992
Deferred tax assets	1,189	1,187
Long term license	28,033	—
Restricted cash relating to pension (see Note 8)	7,086	—
Other assets	55,223	13,298
Total other long-term assets	$177,619	$93,593

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Current Liabilities

	As of
	June 28, 2015	December 28, 2014
	(In thousands)
Employee deferred compensation plan	$44,523	$43,452
Restructuring accrual (see Note 4)	20,495	1,177
Capital lease-current portion (see Note 10)	2,769	3,227
Equipment loan-current portion (see Note 11)	2,962	2,916
Rebate reserve-current portion	5,060	4,276
Obligation for Spansion's Sunnyvale property (See below)	60,220	—
License commitment	18,496	—
Other current liabilities	53,531	19,953
Total other current liabilities	$208,056	$75,001

Other Long-term Liabilities

	As of
	June 28, 2015	December 28, 2014
	(In thousands)
Long-term pension liabilities	$13,519	$5,768
Long-term building lease liability	15,757	—
Other long-term liabilities	16,640	4,925
Total other long-term liabilities	$45,916	$10,693

Sale of Spansion's Sunnyvale property

On January 23, 2014, Spansion sold its property in Sunnyvale, California, consisting of 24.5 acres of land with approximately 471,000 square feet of buildings that included its headquarters building and submicron development center, a Pacific Gas & Electric transmission facility and a warehouse building, for net consideration of $59.0 million. Spansion concurrently leased back approximately 170,000 square feet of the headquarters building on a month-to-month basis with the option to continue the lease for up to 24 months; thereafter, either party could terminate the lease. The first six months of the lease were rent free; thereafter, the rents were lower than the market rates. For accounting purposes, these rents were deemed to have been netted against the sale proceeds and represent prepaid rent. As such, the use of the property after its sale constituted continuing involvement and recognition of the sale of the property was deferred until the lease period ends. In the third quarter of fiscal 2015, on June 30, 2015, the Company terminated the lease on the Sunnyvale building and recognized an immaterial gain.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 6. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the fair value hierarchy for the Company's financial assets and liabilities measured at fair value on a recurring basis and its non-financial liabilities measured at fair value on a non-recurring basis:

	As of June 28, 2015			As of December 28, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds and others	$1,981	$—	$1,981	$7,665	$—	$7,665
Total cash equivalents	1,981	—	1,981	7,665	—	7,665
Short-term investments:
Marketable equity securities	1,813	—	1,813	—	—	—
U.S. Treasuries	—	—	—	4,993	—	4,993
Corporate notes and bonds	—	4,768	4,768	—	5,599	5,599
Federal Agency	—	3,610	3,610	—	3,615	3,615
Certificates of deposit	—	870	870	—	869	869
Total short-term investments	1,813	9,248	11,061	4,993	10,083	15,076
Long-term investments:
Marketable equity securities	9,519	—	9,519	8,493	—	8,493
Total long-term investments	9,519	—	9,519	8,493	—	8,493
Employee deferred compensation plan assets:
Cash equivalents	3,309	—	3,309	2,957	—	2,957
Mutual funds	24,968	—	24,968	24,114	—	24,114
Equity securities	8,432	—	8,432	9,352	—	9,352
Fixed income	—	3,763	3,763	—	3,798	3,798
Money market funds	3,878	—	3,878	3,895	—	3,895
Total employee deferred compensation plan assets	40,587	3,763	44,350	40,318	3,798	44,116
Total financial assets	$53,900	$13,011	$66,911	$61,469	$13,881	$75,350
Financial Liabilities
Employee deferred compensation plan liability	$—	$44,523	$44,523	$—	$43,452	$43,452
Valuation Techniques:
There have been no changes to the valuation techniques used to measure the fair value of the Company's assets and liabilities. For a description of the valuation techniques, refer to the Company's Annual report on Form 10-K for the year ended December 28, 2014.
Liabilities Measured at Fair Value on a Nonrecurring Basis
As of June 28, 2015, the carrying value of the Company's Revolving Credit Facility was $449.0 million (See Note 11). The carrying value of the Company's Credit Facility approximates its fair value since it bears interest rates that are similar to existing market rates that would be offered to the Company, taking into account its credit risk, and represents a Level 2 measurement.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company's 2.00% Senior Exchangeable Notes assumed as part of the Merger is traded in the market and is categorized as Level 2. The carrying value and the estimated fair value of the debt portion of the Notes as of June 28, 2015 is $130.1 million and $316.7 million respectively. See Note 11 for further details.

Investments in Equity Securities

The Company's investments in equity securities include long-term investments in non-marketable equity securities of privately-held companies of approximately $32.5 million and $26.4 million as of June 28, 2015 and December 28, 2014, respectively.

Included in the Company's non-marketable equity securities is an investment in a company that designs, develops and manufactures products in the area of advanced battery storage for mobile consumer devices, which is accounted for using the equity method. During the three and six months ended June 28, 2015, the Company invested an additional $5.0 million and $12.0 million, which increased its cumulative total investment to $40.5 million, representing 32.3% of such investee's outstanding voting shares as of June 28, 2015.
The remaining privately-held equity investments are accounted for under the cost method and are periodically reviewed for other-than-temporary declines in fair value.
In the fourth quarter of fiscal 2014, the Company invested approximately $10 million in Hua Hong Semiconductor Limited (HHSL), a publicly traded company, which is the parent company of Grace Semiconductor Manufacturing Corporation, one of the Company's strategic foundry partners. As of June 28, 2015, the carrying value of its publicly traded investment in HHSL is $9.5 million, which is included in long term investments on marketable equity securities.
In the second quarter of fiscal 2015, the Company purchased approximately 80,000 shares of common stock of Integrated Silicon Solution, Inc., a publicly traded company for approximately $1.5 million. As of June 28, 2015, the carrying value of this investment was $1.8 million and has been included in short-term investments on marketable equity securities.
The Company did not sell any of its investments in marketable securities in the six months ended June 28, 2015.
There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the six months ended June 28, 2015.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 7. INVESTMENTS
Available-For-Sale Securities
The following tables summarize the Company's available-for-sale and other investments:

	As of June 28, 2015				As of December 28, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Reported as cash equivalents:
Money market funds and others	$1,981	$—	$—	$1,981	$7,665	$—	$—	$7,665
Total cash equivalents	1,981	—	—	1,981	7,665	—	—	7,665
Reported as short-term investments:
U.S. Treasuries	—	—	—	—	5,002	—	(9)	4,993
Corporate note and bonds	4,772	1	(5)	4,768	5,616	—	(17)	5,599
Federal agency	3,609	1	—	3,610	3,617	—	(2)	3,615
Certificates of deposit	870	—	—	870	869	—	—	869
Total short-term investments	9,251	2	(5)	9,248	15,104	—	(28)	15,076
Total cash equivalents and other investments	$11,232	$2	$(5)	$11,229	$22,769	$—	$(28)	$22,741

As of June 28, 2015, the contractual maturities of the Company's available-for-sale investments and certificates of deposit were as follows (the table below does not include investments in marketable equity securities):

	Cost	Fair Value
	(in thousands)
Maturing within one year	$10,105	$10,102
Maturing in one to three years	1,127	1,127
Total	$11,232	$11,229
There were no realized gains from sales and losses of available-for-sale investments during the three months ended June 29, 2014. Realized gains from sales and losses of available-for-sale investments during the three months ended June 28, 2015 were not material.

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

Also in connection with the assumption of this pension plan liability, the Company assumed the restricted cash balance, which relates to the underfunded portion of the pension liability. The pension liability will be paid out by fiscal 2017 in annual installments according to the employee's election. As of June 28, 2015, the Company has a pension liability of $5.1 million and $7.4 million recorded as a part of the accrued compensation and employee benefits, and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheet. As of June 28, 2015, the Company has a restricted cash of $4.9 million and $7.1 million recorded in other current assets and other long-term assets, respectively, on the Condensed Consolidated Balance Sheet.

The plan is unfunded as of June 28, 2015. This status is not indicative of the Company’s ability to pay ongoing pension benefits. The Company recorded a net periodic cost of $0.3 million and $0.4 million for the three and six months ended June 28, 2015. The Company has accrued a liability of $1.3 million as of June 28, 2015 which has been recorded in other long term liabilities on the Condensed Consolidated Balance Sheets. The Company expects to contribute immaterial amounts towards the Cash Balance Plan for fiscal 2015.

Spansion Corporate Defined Contribution Plan

In connection with the Merger, the Company assumed a tax qualified Defined Contribution Plan to which the Company makes contributions as a percentage of base salary. The Company recorded an expense of $0.5 million and $0.6 million under this plan for the three and six months ended June 28, 2015, and as of June 28, 2015, the Company has an accrued contribution liability of $0.2 million.
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
Under the deferred compensation plan, the assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income, net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of June 28, 2015 and December 28, 2014, the fair value of the assets was $44.4 million and $44.1 million, respectively, and the fair value of the liabilities was $44.5 million and $43.5 million, respectively.
All non-cash expense and income recorded under the deferred compensation plan are included in the following line items in the Condensed Consolidated Statements of Operations:

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income, net	$528	$1,753	$1,202	$2,612
Changes in fair value of liabilities recorded in:
Cost of revenues	(46)	(248)	(235)	(466)
Research and development expenses	(153)	(483)	(770)	(907)
Selling, general and administrative expenses	(276)	(1,097)	(1,386)	(2,061)
Total income (expense)	$53	$(75)	$(1,189)	$(822)

NOTE 9. EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION
The Company's equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. In the first quarter of fiscal 2015, in connection with the Merger, the shareholders of Cypress approved an increase in the number of shares issuable under the Cypress 2013 Stock Plan (the “2013 Stock Plan”) by 29.3 million shares that could be issued as full value awards (such as restricted stock units (RSUs), and performance stock units (PSUs)), or as appreciation awards (such as stock options and/or stock appreciation rights)(if awards are granted only in the form of RSUs or other full value awards, this increase in shares would allow for the issuance of only up to approximately 15.6 million shares, to a total of approximately 31.0 million reserved but unissued shares under the 2013 Stock Plan).
The following table summarizes the stock-based compensation expense, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Cost of revenues	$3,910	$4,433	$8,631	$6,684
Research and development	6,908	4,362	12,661	11,545
Selling, general and administrative	16,849	5,523	25,172	12,912
Total stock-based compensation	$27,667	$14,318	$46,464	$31,141

In connection with the Merger, the Company assumed stock options and full value awards originally granted by Spansion. Stock-based compensation expense in the three and six months ended June 28, 2015 included $5.9 and $11.8 million related to assumed Spansion stock options and RSUs respectively.

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Cash proceeds from the issuance of shares under the employee stock plans were approximately $17.4million and $33.2 million for the three and six months ended June 28, 2015 and $1.9 million and $10.7 million for the three and six months ended June 29, 2014. The Company did not recognize a tax benefit from stock option exercises for the three and six months ended June 28, 2015 or June 29, 2014.
As of June 28, 2015 and December 28, 2014, stock-based compensation capitalized in inventories totaled $3.0 million and $2.0 million, respectively.
The following table summarizes the stock-based compensation expense by type of awards:

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Stock options	$572	$1,272	$1,268	$2,721
Restricted stock units	23,882	11,207	38,770	25,579
Employee Stock Purchase Plan (“ESPP”)	3,213	1,839	6,426	2,841
Total stock-based compensation expense	$27,667	$14,318	$46,464	$31,141
The following table summarizes the unrecognized stock-based compensation expense, net of estimated forfeitures, by type of awards:

	As of
	June 28, 2015	Weighted- Average Amortization Period
	(In thousands)	(In years)
Stock options	$4,022	1.47
Restricted stock units	288,542	2.11
ESPP	3,524	0.76
Total unrecognized stock-based compensation balance	$296,088	2.09
Equity Incentive Program
As of June 28, 2015, approximately 33.7 million stock options, or 22.6 million RSUs/PSUs, were available for grant under the 2013 Stock Plan, the 2010 Equity Incentive Award Plan (formerly the Spansion 2010 Equity Incentive Award Plan) and the 2012 Incentive Award Plan (formerly the Ramtron Plan).

Stock Options
As a part of the Merger, Cypress assumed all outstanding Spansion options and these options were converted into options to purchase Cypress common stock at the agreed upon conversion ratio. The exercise price per share for each assumed Spansion option is equal to exercise price per share of Spansion option divided by 2.457.
The following table summarizes the Company's stock option activities:

	Shares	Weighted- Average Exercise Price Per Share
	(In thousands, except per-share amounts)
Options outstanding as of December 28, 2014	14,463	$9.24
Options assumed as a part of the Merger	8,976	$12.86
Exercised	(1,649)	$5.88
Forfeited or expired	(140)	$10.92
Options outstanding as of March 29, 2015	21,650	$7.83
Granted	—	$—
Exercised	(3,092)	$5.63
Forfeited or expired	(272)	$13.45
Options outstanding as of June 28, 2015	18,286	$8.12
Options exercisable as of June 28, 2015	14,745	$7.27
The weighted-average grant-date fair value of the options granted during the three and six months ended June 29, 2014 was $2.01 and $2.17, respectively. There were no options granted for the three and six months ended June 28, 2015.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The aggregate intrinsic value of the options outstanding and options exercisable as of June 28, 2015 was approximately $76.0 million and $73.9 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of June 28, 2015.
The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was approximately $23.7 million and $38.7 million during the three and six months ended June 28, 2015, and approximately $2.0 million and $3.9 million during the three and six months ended June 29, 2014.
The total number of exercisable in-the-money options was approximately 11.5 million shares as of June 28, 2015.
As of June 28, 2015, stock options vested and expected to vest totaled approximately 17.9 million shares, with a weighted-average remaining contractual life of 3.5 years and a weighted-average exercise price of $8.06 per share.
Restricted Stock Units (RSUs) and Performance-Based Restricted Stock Units (PSUs)
The following table summarizes the Company's RSU/PSU activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of December 28, 2014	7,835	$10.98
Granted and assumed	6,982	$15.45
Released	(1,362)	$14.54
Forfeited	(1,768)	$10.71
Balance as of March 29, 2015	11,687	$12.82
Granted	2,523	$14.49
Released	(847)	$13.10
Forfeited	(606)	$11.92
Balance as of June 28, 2015	12,757	$13.23

The PSUs and RSUs under Cypress's 2014 PARS Program were issued to certain senior-level employees in the first quarter of fiscal 2014 and can be earned over a period of one to two years, subject to the achievement of certain service and performance milestones set by the Compensation Committee.

The PSUs and RSUs under Cypress’s 2015 PARS Program were granted by the Company in the first and second quarters of fiscal 2015 with an extended measurement period of three years. These awards were issued to certain senior-level employees and the PSU portion of the award can be earned over a period of one to three years, subject to the achievement of certain performance milestones that were set by the Compensation Committee in advance. Each participating employee is given a target number of PSUs under each milestone, which can be earned independent of the outcomes of other milestones. Any portion of PSUs not earned due to not achieving the performance milestone is forfeited and returned to the pool. The following milestones for the 2015 PSUs were approved by the Compensation Committee:

•
Total Shareholder Return (TSR) Factor, for the applicable measurement period of one, two and three years as compared to a group of peer companies chosen by the Compensation Committee. If the Company ranks in the 65th percentile of peers, 100% of the target PSUs is earned by employees. If the Company exceeds a 65th percentile ranking, employees can earn as high as 200% of the target RSUs. If the Company ranks in the 25th percentile or less, no PSUs are earned by employees under this milestone. If TSR is negative for the measurement period, only 50% of target PSUs are earned.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

•
Realization of an annualized target Merger synergy over the three year period from fiscal 2015 to fiscal 2017. Employees are eligible to earn their target PSUs if the cost synergies associated with the Merger achieves the stated goal for each of the years between fiscal 2015 and 2017. The payouts under this milestone are adjusted on a linear scale between the 0% payout and the 100% payout and then between the 100% payout to 200% maximum payout, depending on the achievement of synergy savings target as specified in the grant agreement.

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
As a part of the Merger, the Company has assumed the leases that were entered into by Spansion. This includes Spansion's lease for office space in San Jose, California for a new headquarters entered into on May 22, 2014, which is no longer required. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The initial term of the lease commenced on January 1, 2015 and expires on December 31, 2026. During the six months ended June 28, 2015, the Company accrued $17.8 million for the remaining lease obligations, net of estimated sublease income, for this facility as it decided it would not occupy it and the facility would have no future economic benefit to the Company. The charges related to this accrual are included in Restructuring and Other in the Company’ Condensed Consolidated Statement of Operations for the six months ended June 28, 2015.
As of June 28, 2015, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2015 (remaining six months)	$8,275
2016	13,086
2017	9,733
2018	5,489
2019	3,623
2020 and thereafter	24,218
Total	$64,424

Capital Leases

In 2011, the Company entered into capital lease agreements which allow it to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. As of June 28, 2015, the gross value and net book value of manufacturing equipment purchased under these capital leases were approximately $20.5 million and $12.9 million, respectively. As of June 28, 2015, the total minimum lease payments under these capital leases amounted to approximately $8.7 million.

Assets purchased under all capital leases are included in “Property, plant and equipment, net” on the Company's Condensed Consolidated Balance Sheet.
Future minimum payments by year under all the capitalized leases consist of the following:

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fiscal Year	(In thousands)
2015 (remaining six months)	$1,521
2016	6,580
2017	600
Total minimum lease payments	8,701
Less: amount representing interest	225
Total	$8,476
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

The following table presents the Company's warranty reserve activities:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Beginning balance	$2,370	$2,628	$2,370	$2,628
Warranties assumed as part of the Merger	1,220	—	1,254	—
Settlements made	(427)	(208)	(552)	(541)
Provisions	871	847	962	1,180
Ending balance	$4,034	$3,267	$4,034	$3,267
Equity Investment Commitments
The Company has committed to purchase additional preferred stock from a company that works in the area of advanced battery storage. In the second quarter of fiscal 2015, the Company invested an additional $5.0 million in this company. Subject to the attainment of certain milestones, the Company intends to purchase additional preferred stock of this company.
Litigation and Asserted Claims

On May 6, 2015, the Company entered into a confidential settlement agreement with GSI Technology, Inc. under which all outstanding patent and antitrust disputes and actions between the companies were settled. As a part of the settlement, both companies agreed to dismiss with prejudice all pending litigation.

In the LongPath Capital, LLC (“LongPath”) appraisal case, Petitioner LongPath sought an appraisal of the fair value of the common stock shares held by LongPath prior to the Company's acquisition of Ramtron in 2012. In June 2013, the Company paid the purchase price of $3.10 per share to LongPath, or approximately $1.5 million, to cut off the accrual of statutory interest on the principal. As a result, the Company's potential exposure was limited to any premium on the purchase price that might be awarded by the court plus the interest accrued prior to June 2013. On June 30, 2015, the Delaware Court of Chancery ruled that the fair value of Ramtron as of the merger date was $3.07 per share, $0.03 below the deal price, rejecting LongPath's claim that Ramtron should have been valued at over $4.00 per share.

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

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The Company's six-patent infringement case against LG Electronics, Inc. (“LG”) (Case No. 13-cv-04034-SBA), which was filed in August 2013, was stayed during the quarter pending the resolution of the petitions filed by LG for inter-partes review of the six patents. Pursuant to a confidential settlement agreement between the parties these matters were settled effective as of July 28, 2015. For information with respect to the settlement refer to Subsequent Events in Note 17 of Consolidated Financial Statements.

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

After our announcement of the Merger in December 2014, two separate putative class action complaints (Walter Jeter v. Spansion Inc., et. al. (No. 114CV274635) and Shiva Y. Stein v. Spansion Inc., el. al. (No. 114CV274924)) were filed in Santa Clara County Superior Court, alleging claims of breach of fiduciary duty against the Spansion’s board of directors and naming Cypress as a defendant for aiding and abetting the alleged breach of fiduciary duty. While Cypress believes these lawsuits to be meritless, Spansion and Cypress entered into a memorandum of understanding with plaintiffs, the terms of which required additional disclosures by the Company and payment of nominal attorneys’ fees to the class counsel. Final resolution of these litigations will require court approval of a final settlement agreement.

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

It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments we have made under these agreements have not had a material effect on our business, financial condition or results of operations. Management believe that if the Company were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of June 28, 2015, the Company had no reason to believe a loss exceeding amounts already recognized had been incurred.
NOTE 11. DEBT AND EQUITY TRANSACTIONS
Senior Secured Revolving Credit Facility

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

On March 12, 2015, the Company amended and restated its existing senior secured revolving credit facility ("Credit Facility") and increased the size of the Credit Facility from $300 million to $450 million. The restated agreement also contains an option permitting the Company to arrange additional commitments of $250 million and specifies that the proceeds of these loans may be used for working capital, acquisitions, stock repurchases and general corporate purposes. The borrowings under the Credit Facility will bear interest, at the Company's option, at an adjusted base rate plus a spread of 1.25%, or an adjusted LIBOR rate plus a spread of 2.25%. The borrowings under the Credit Facility are collateralized by substantially all of the Company's assets. The financial covenants were amended to include the following conditions: 1) maximum total leverage ratio of 3.50 to 1.00 through January 1, 2017, and 3.00 to 1.00 thereafter, 2) minimum fixed charge coverage ratio of 1.00 to 1.00. At June 28, 2015, the Company's outstanding borrowings of $449.0 million were recorded as part of long-term liabilities and are presented as “Long-term revolving credit facility” in the Condensed Consolidated Balance Sheet. During the quarter ended June 28, 2015, the Company drew down $99.0 million under the credit facility. In connection with the amendment and restatement on March 12, 2015, the Company wrote-off the capitalized financing costs relating to its previous facility and recorded $0.9 million in restructuring charges. The Company also incurred financing costs of $2.3 million to the new lenders of the Credit Facility which has been capitalized and recognized in other long-term assets on the Condensed Consolidated Balance Sheet. These costs will be amortized over the life of the Credit Facility.

As of June 28, 2015, the Company was in compliance with all of the financial covenants under the Credit Facility.

2.00% Senior Exchangeable Notes

Pursuant to the Merger, Cypress assumed Spansion's 2.00% Senior Exchangeable Notes (the Notes) on March 12, 2015. The Notes are governed by a Supplemental Indenture, dated March 12, 2015, between the Company, Spansion and Wells Fargo Bank, National Association, as Trustee. They are fully and unconditionally guaranteed on a senior unsecured basis by the Company. The Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2.00% per year payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2014. The Notes may be due and payable immediately in certain events of default.

As of June 28, 2015, the Notes are exchangeable for 179.9474 shares of common stock per $1,000 principal amount of the Notes (equivalent to an exchange price of approximately $5.56) subject to adjustments for dividends, anti-dilutive issuances and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock and liquidation, consolidation or merger of the Company. According to the Indenture, a change in control occurs when a person or group becomes the beneficial owner directly or indirectly, of more than 50% of the Company’s common stock. In the case of a consolidation or merger, if the surviving entity continues to be listed, no change of control will be triggered. Prior to June 1, 2020, the Notes will be exchangeable under certain specified circumstances as described in the Indenture.

The Notes were valued as of March 12, 2015 as a part of the Merger and the Company separated the Notes into debt and equity components according to the accounting guidance for convertible debt instruments that may be fully or partially settled in cash upon conversion. The carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the interest method. The amount recorded to additional paid-in capital will not to be remeasured as long as it continues to meet the conditions for equity classification. As of March 12, 2015, as a part of the Merger valuation, the Company recorded $129.3 million as debt and $287.3 million as additional paid-in capital in stockholders’ equity. On June 9, 2015, the Company settled ten of the Notes in both cash and shares owing to a receipt of notice of conversion in the first quarter of fiscal 2015.

The net carrying amount of liability component of the Notes as of June 28, 2015 consists of the following:

(in thousands)
Principal amount	$149,990
Unamortized debt discount	(19,862)
Net carrying value	$130,128

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the interest expense recognized on the Notes during the three and six months ended June 28, 2015:

	Three Months Ended	Six Months Ended
	June 28, 2015
	(in thousands)
Contractual interest expense at 2% per annum	$742	$889
Accretion of debt discount	820	983
Total	$1,562	$1,872

Capped Calls

In connection with the Notes, Spansion had entered into capped call transactions in fiscal 2013 with certain bank counterparties to reduce the potential dilution to their common stock upon exchange of the Notes. The fair value of the capped call assumed as a part of the Merger was $25.3 million. In March 2015, the Company and the counterparties agreed to terminate and unwind the capped calls and the Company received a cash settlement of $25.3 million which has been recorded as a credit to additional paid-in-capital on the Condensed Consolidated Balance Sheet as of June 28, 2015.
Equipment Loans
In December 2011, the Company obtained equipment loans from a financial institution for an aggregate amount of approximately $14.1 million which are collateralized by certain manufacturing equipment and bear interest of 3.15% to 3.18% per annum payable in 60 equal installments with the first installment due January 2012. Of the $4.5 million outstanding balance as of June 28, 2015, approximately $3.0 million was recorded as part of “Other current liabilities” and $1.5 million was recorded as part of “Other long-term liabilities” on the Condensed Consolidated Balance Sheet.
The schedule of principal payments under these equipment loans is as follows:

Fiscal Year	(In thousands)
2015 (remaining six months)	$2,962
2016	1,511
Total	$4,473
$400 Million Stock Buyback Program:
For the three months and six months ended June 28, 2015, the Company made repurchases under this program of approximately $10.4 million and $10.5 million, respectively. Since the Company announced its $400 million stock buyback program in September 2011 through the end of the second quarter of fiscal 2015, it used approximately $327.3 million from this program to repurchase approximately 24.4 million shares at an average share price of $13.41. As of June 28, 2015, the total remaining dollar amount of shares that may be repurchased under the program was approximately $72.7 million.
Dividends
On May 13, 2015, the Company's Board of Directors approved a cash dividend of $0.11 per share payable to holders of record of its common stock at the close of business day on June 25, 2015. This cash dividend was paid on July 16, 2015 and totaled approximately $36.7 million which was accrued for and shown as “Dividends payable” on the Condensed Consolidated Balance Sheet as of June 28, 2015.
Future Debt Payments
For each of the next five years and beyond, the scheduled maturities of the Company's debt including interest as of June 28, 2015, are as follows:

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fiscal Year	(In thousands)
2015 (remaining six months)	$6,978
2016	13,955
2017	13,955
2018	13,955
2019	13,955
2020 and beyond	601,992
Total	$664,790

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were as follows:

	Net unrealized gains (loss) on investments	Cumulative translation adjustment and other	Accumulated other comprehensive income (loss)
	(in thousands)
Balance as of December 28, 2014	$(52)	$6	$(46)
Other comprehensive income (loss) before reclassification	(1,715)	—	(1,715)
Amounts reclassified to earnings	552	—	552
Balance as of June 28, 2015	$(1,215)	$6	$(1,209)

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

Cash Flow Hedges

The Company enters into cash flow hedges to protect non-functional currency inventory purchases and certain other operational expenses, in addition to its on-going program of cash flow hedges to protect its non-functional currency revenues against variability in cash flows due to foreign currency fluctuations. The Company’s foreign currency forward contracts that were designated as cash flow hedges have maturities between three and eight months. The maximum original duration of any contract allowable under the Company’s hedging policy is thirteen months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a monthly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. Interest charges or “forward points” on the forward contracts are excluded from the assessment of hedge effectiveness and are recorded in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or costs, depending on the risk hedged.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income (expense), net in its Condensed Consolidated Statements of Operations at that time.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in interest and other income (expense), net in its Condensed Consolidated Statements of Operations.

At June 28, 2015, the Company had outstanding forward contracts to buy approximately ¥3,396.0 million for $28.7 million.

Non-designated hedges

Total notional amounts of outstanding contracts were as summarized below:

Buy / Sell	June 28, 2015
(in millions)
Japanese Yen / US dollar	¥94.0 / $0.8
US dollar / EUR	$4.0 /€4.3

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months and six months ended June 28, 2015 was immaterial. The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of June 28, 2015 was immaterial.

NOTE 14. INCOME TAXES

The Company's income tax expense was $2.9 million and $0.3 million for the three months ended June 28, 2015 and June 29, 2014, respectively. The tax benefit was $1.1 million and $4.2 million for the six months ended June 28, 2015 and June 29, 2014, respectively. The tax benefit for the first half of 2015 was primarily attributable to the tax impact of accounting for certain acquired assets and liabilities as a result of the Merger resulting in $5.3 million of the Company’s valuation allowance being released, offset by non-U.S. income taxes on income earned in foreign jurisdictions. The tax benefit for the first half of fiscal 2014 was primarily attributable to a release of previously accrued taxes and interest for the resolution of a foreign examination and expired statutes of limitations in domestic and foreign jurisdictions, offset by non-U.S. taxes on income earned in foreign jurisdictions.

Unrecognized Tax Benefits

As of June 28, 2015 and December 28, 2014, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate totaled $32.2 million and $12.9 million, respectively.

Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and

•	expiration of statute of limitations on the Company's tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. The Company believes it is reasonably possible that we may recognize up to approximately $4.5 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Classification of Interest and Penalties
The Company classifies interest and penalties, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of June 28, 2015 and December 28, 2014, the amount of accrued interest and penalties totaled $9.1 million and $3.0 million, respectively.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 15. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands, except per-share amounts)
Net loss attributable to Cypress	$(90,051)	$9,527	$(336,849)	$1,593
Weighted-average common shares	333,334	157,936	264,547	156,508
Weighted-average diluted shares	333,334	164,460	264,547	163,391
Net loss per share—basic	$(0.27)	$0.06	$(1.27)	$0.01
Net loss per share—diluted	$(0.27)	$0.06	$(1.27)	$0.01

For the three months ended June 28, 2015 and June 29, 2014, approximately 16.6 million and 5.6 million weighted average potentially dilutive securities, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive. For the six months ended June 28, 2015 and June 29, 2014, approximately 30.4 million and 5.7 million weighted average potentially dilutive securities, respectively, were excluded in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.

NOTE 16. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION
Segment Information
The Company designs, develops, manufactures and markets a broad range of high-performance solutions for embedded systems, from automotive, industrial and networking platforms to highly interactive consumer and mobile devices. In connection with the Merger, the Company has aligned Spansion's two major product groups with Cypress's existing business segments: legacy Spansion flash memory products are reported in the Company's Memory Products Division and legacy Spansion microcontroller and analog products are reported in the Company's Programmable Systems Division.

The Company evaluates its reportable business segments in accordance with the accounting guidance. The Company operates in the following four reportable business segments:

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Business Segments	Description

PSD: Programmable Systems Division
PSD focuses on high-performance, programmable solutions. The programmable portfolio includes high-performance Traveo™ automotive microcontrollers, PSoC® programmable system-on-chip products, ARM® Cortex®-M4, M3, M0+ microcontrollers and R4 CPUs, analog PMIC Power Management ICs, Capsense® capacitive-sensing controllers, TrueTouch® touchscreen products and PSoC Bluetooth Low Energy solutions for the Internet of Things. Effective March 12, 2015, PSD added Spansion’s microcontroller and analog products.

MPD: Memory Products Division
MPD focuses on high-performance serial and parallel NOR Flash memories, static random access memory (SRAM), and high-reliability F-RAM™ ferroelectric memory devices. Its purpose is to enhance our position in these products and invent new and related products. Effective March 12, 2015, MPD added Spansion’s flash memory products.

DCD: Data Communications Division
DCD focuses on USB controllers, Bluetooth® Low Energy solutions that leverage Cypress’s PRoC™ programmable radio-on-chip technology, WirelessUSB™ solutions, module solutions such as trackpads and Bluetooth Low Energy modules, and controllers for the new USB Type-C standard, which enables data transmission and power delivery over a single cable with a slimmer plug. DCD focuses primarily on industrial, handset and consumer electronics markets and applications.

ETD: Emerging Technologies Division	Also known as our “startup” division, ETD includes subsidiaries AgigA Tech Inc. and Deca Technologies Inc., as well as our foundry business and other development-stage activities.

The following tables set forth certain information relating to the reportable business segments:

Revenue

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Programmable Systems Division	$202,806	$74,676	$277,624	$144,023
Memory Products Division	255,157	85,582	363,835	166,905
Data Communications Division	19,087	17,989	37,653	33,579
Emerging Technologies Division	7,728	5,354	14,803	9,377
Total revenue	$484,778	$183,601	$693,915	$353,884

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Income (Loss) before Income Taxes

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Programmable Systems Division	$12,999	$515	$(6,975)	$(8,152)
Memory Products Division	49,838	32,703	(12,737)	61,510
Data Communications Division	(3,630)	(2,014)	(6,145)	(5,804)
Emerging Technologies Division	(3,208)	(3,755)	(5,998)	(7,615)
Unallocated items:
Stock-based compensation	(27,667)	(14,318)	(46,464)	(31,140)
Amortization of acquisition-related intangibles	(42,670)	(2,077)	(69,707)	(7,351)
Restructuring charges	(10,039)	—	(85,754)	1,014
Changes in value of deferred compensation plan	54	(75)	(1,187)	(822)
Impact of purchase accounting and other	(63,433)	(156)	(104,233)	(7,250)
Income (loss) before income taxes	$(87,756)	$10,823	$(339,200)	$(1,050)

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

Depreciation

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Programmable Systems Division	$3,098	$3,534	$5,734	$6,991
Memory Products Division	26,174	3,956	33,544	7,869
Data Communications Division	383	884	1,160	1,691
Emerging Technologies Division	6,831	1,759	9,949	3,067
Total depreciation	$36,486	$10,133	$50,387	$19,618

Geographical Information
The following table presents revenues by geographical locations:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
United States	$43,987	$23,548	$76,149	$42,802
Europe	50,588	24,280	84,333	48,122
Asia:
China	135,716	77,333	204,362	149,217
South Korea	19,718	21,097	34,912	40,385
Japan	160,771	15,251	194,908	30,586
Rest of the World	73,998	22,092	99,251	42,772
Total revenue	$484,778	$183,601	$693,915	$353,884

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	June 28, 2015	December 28, 2014
	(In thousands)
United States	$366,658	$128,544
Philippines	91,614	90,641
Thailand	47,209	—
Japan	12,534	67
Other	26,129	18,511
Total property, plant and equipment, net	$544,144	$237,763
The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, our chief operating decision maker does not review asset information on a segment basis.
Customer Information
Outstanding accounts receivable from four of the Company's distributors, accounted for 28%, 21%, 19% and 16% of its consolidated accounts receivable as of June 28, 2015. Outstanding accounts receivable from three of the Company's distributors, accounted for 12%, 11% and 9% of its consolidated accounts receivable as of December 28, 2014.
Revenue generated through one of the Company's distributors accounted for 29% of its consolidated revenue for the three months ended June 28, 2015. Revenue generated through two of the Company's distributors accounted for 23% and 10% of its consolidated revenue for the six months ended June 28, 2015. One end customer accounted for 10% or more of the Company's revenues for the three and six months ended June 28, 2015.
Revenue generated through two of the Company's distributors accounted for 11% and 10% of its consolidated revenue for the three months ended June 29, 2014. Revenue generated through three of the Company's distributors accounted for 12%, 10% and 10% of its consolidated revenue for the six months ended June 29, 2014. One end customer which purchases the Company's products both from its distributors and directly from the Company accounted for 10% and 11% of its consolidated revenue for the three and six months ended June 29, 2014, respectively.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 17. SUBSEQUENT EVENTS

On August 1, 2015, the Company completed the sale of TrueTouch® Mobile touchscreen business to Parade Technologies for cash proceeds of approximately $100 million pursuant to the definitive agreement signed on June 11, 2015. In connection with the transaction, the Company sold certain assets associated with the disposed business mostly consisting of inventory with net book value of approximately $10 million and expects to recognize a gain in the third fiscal quarter of 2015.

On July 28, 2015, the Company entered into a confidential settlement agreement with LG under which all outstanding patent disputes and actions between the companies, as described in Note 10 of Consolidated Financial Statements, were settled.

On June 30, 2015, the Company terminated the lease on the Sunnyvale building acquired in the Merger and recognized an immaterial gain.

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

Merger with Spansion

On March 12, 2015, we completed the merger (“Merger”) with Spansion Inc. ("Spansion") pursuant to the Agreement and Plan of Merger and Reorganization, as of December 1, 2014 (the "Merger Agreement"), for a total consideration of approximately $2.8 billion. In accordance with the terms of the Merger Agreement, Spansion shareholders received 2.457 Cypress shares for each Spansion share they owned. The Merger has been accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standard Topic 805, Business Combinations, with Cypress treated as the accounting acquirer. The post-Merger company is expected to realize more than $160 million in cost synergies on an annualized basis within three years, and create a leading global provider of microcontrollers and specialized memories needed in today's embedded systems.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the financial results of legacy Spansion beginning March 12, 2015. The comparability of our operating results for the three and six months ended June 28, 2015 to the same period in fiscal 2014 is significantly impacted by our Merger. In our discussion and analysis of comparative periods, we have quantified the contribution of additional revenue or expense resulting from this transaction wherever such amounts were material and identifiable. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

Divestiture of True Touch Business

On August 1, 2015, we completed the sale of TrueTouch® Mobile touchscreen business, which is a business unit within our Programmable Systems Division, to Parade Technologies for cash proceeds of approximately $100 million pursuant to the definitive agreement signed on June 11, 2015. Post-sale, Cypress will continue to provide TrueTouch® solutions to its automotive, industrial and home appliance customers and CapSense® button-replacement solutions to its mobile customers. In connection with the transaction, we sold certain assets associated with the disposed business mostly consisting of inventory with net book value of approximately $10 million and expect to recognize a gain in the third fiscal quarter of 2015.

Business Segments

We evaluate our reportable business segments in accordance with the accounting guidance. In connection with our Merger, we have aligned Spansion's two major product groups for embedded applications with our existing product divisions: Spansion's flash memory with our Memory Products Division and Spansion's microcontroller and analog products with our Programmable Systems Division.

We operate in the following four reportable business segments:

Business Segments	Description

PSD: Programmable Systems Division
PSD focuses on high-performance, programmable solutions. The programmable portfolio includes high-performance Traveo™ automotive microcontrollers, PSoC® programmable system-on-chip products, ARM® Cortex®-M4, M3, M0+ microcontrollers and R4 CPUs, analog PMIC Power Management ICs, Capsense® capacitive-sensing controllers, TrueTouch® touchscreen products and PSoC Bluetooth Low Energy solutions for the Internet of Things. Effective March 12, 2015, PSD added Spansion’s microcontroller and analog products.

MPD: Memory Products Division
MPD focuses on high-performance serial and parallel NOR Flash memories, static random access memory (SRAM), and high-reliability F-RAM™ ferroelectric memory devices. Its purpose is to enhance our position in these products and invent new and related products. Effective March 12, 2015, MPD added Spansion’s flash memory products.

DCD: Data Communications Division
DCD focuses on USB controllers, Bluetooth® Low Energy solutions that leverage Cypress’s PRoC™ programmable radio-on-chip technology, WirelessUSB™ solutions, module solutions such as trackpads and Bluetooth Low Energy modules, and controllers for the new USB Type-C standard, which enables data transmission and power delivery over a single cable with a slimmer plug. DCD focuses primarily on industrial, handset and consumer electronics markets and applications.

ETD: Emerging Technologies Division	Also known as our “startup” division, ETD includes subsidiaries AgigA Tech Inc. and Deca Technologies Inc., as well as our foundry business and other development-stage activities.

Our primary focus is profitable growth in our key markets. With the addition of the legacy Spansion business, we plan to capitalize on our expanded product portfolio and leadership positions in embedded processing and specialized memories to significantly extend our penetration of global markets such as automotive, industrial, consumer, communications, wearable electronics and the Internet of Things. Our revenue model is based on the following product and market strategies: (a) increasing market share in our memory products by leveraging our market position and expanding our portfolio with new and complementary products, (b) growing revenue from our high-performance, programmable solutions and derivatives in automotive and industrial markets including Cypress’s PSoC programmable system-on-chip products and Spansion’s microcontrollers, (c) increasing our DCD revenue through the introduction of new products such as SuperSpeed USB 3.0 peripheral controllers and Bluetooth® Low Energy solutions that leverage Cypress’s PRoC™ programmable radio-on-chip technology for the Internet of Things and other applications, and USB Type-C solutions, and (d) significant revenue growth from ETD, which includes our internal startup companies. For profitability, our focus is to integrate the acquired Spansion business successfully and realize the anticipated product cost and operational cost synergies. Our integration effort includes the re-focusing of portions of legacy Spansion business to higher-margin opportunities, particularly in the flash memory business segment. We monitor our operating expenses closely to improve our operating leverage as driven by various companywide initiatives, including our World Class Cost program to continuously reduce cost line items as well as a Human Resources effort to reduce redundancy and improve efficiency across the company.
In order to achieve our goals on revenue growth and profitability, Cypress will continue to pursue the following strategies:

•
Successfully integrate our business with Spansion. We are committed to integrating the business of Cypress and Spansion successfully to realize the anticipated cost synergies and improve the bottom line.

•	Cross-sell products from Cypress’s expanded product portfolio in the wake of the Spansion Merger: We will continue to take advantage of product and business synergies and grow our top-line revenue.

•	Focus on large and growing markets. We will continue to pursue business opportunities in large and growing markets, particularly the automotive and industrial markets.

•
Drive profitability. Cypress has implemented and maintained a tight, corporatewide focus on gross margin and operating expenses. We are committed to maintaining our current strong operating expense management without compromising our new product development and investments in our Emerging Technologies Division.

•
Drive programmable technologies, extend our leadership in programmable products and drive PSoC proliferation. We will continue to define, design and develop new programmable products and solutions that offer our customers increased flexibility and efficiency, higher performance, and higher levels of integration with a focus on analog functionality. We will continue to drive PSoC adoption in our key market segments.

•
Collaborate with customers to build system-level solutions. We work closely with our customers from initial product design through manufacturing and delivery to optimize their design efforts, help them achieve product differentiation, improve their time-to-market and help them to develop whole product solutions.

•
Leverage flexible manufacturing. Our manufacturing strategy combines capacity from leading foundries with output from our internal manufacturing facilities. This enables us to meet rapid swings in customer demand while reducing the burden of high fixed costs.

•
Identify and exit legacy or non-strategic, underperforming businesses. We will continue to monitor and, if necessary, to exit certain business units that are inconsistent with our future initiatives and long-term financial plans so that we can focus our resources and efforts on our core programmable and proprietary business model. The sale of our consumer electronics-focused TrueTouch® mobile touchscreen business to Parade Technologies, Ltd. during the second quarter of 2015 is an example of this business strategy.

•
Pursue complementary strategic relationships. We will continue to assess opportunities to develop strategic relationships through acquisitions, investments, licensing and joint development projects. We also will continue to make significant investments in current ventures as well as new ventures.

As we continue to implement our strategies, there are many internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed under Part I Item 1A in our Annual Report on Form 10-K for the year ended December 28, 2014 as well as in Item 1A in this Quarterly Report on Form 10-Q.

Results of Operations

Revenues

Our total revenues increased approximately 164.0% in the three months ended June 28, 2015 compared to the same period in the prior year. For the three months ended June 28, 2015, approximately $320.4 million of the increase was attributable to revenue contributions from the acquired Spansion business which is included in the PSD and MPD divisions. The overall average selling price of our products, including Spansion products, for the three months ended June 28, 2015 was $1.20. Excluding Spansion products, our ASP for the three months ended June 28, 2015 was $1.09, which remained stable compared with the same period one year ago.

Our total revenues increased approximately 96.1% in the six months period ended June 28, 2015 compared to the same period in the prior year. For the six months ended June 28, 2015, approximately $355.7 million of the increase was attributable to revenue contribution from the acquired Spansion business which is included in the PSD and MPD divisions. Excluding Spansion products, the overall average selling price of our products for the six months ended June 28, 2015 increased to $1.11 from $1.09 for the same period one year ago.

Consistent with our accounting policies and generally accepted accounting principles, we have historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. We continually reassess our ability to reliably estimate the ultimate price of these products and, over the past several years, we have made investments in our systems and processes around our distribution channel to improve the quality of the information we receive from our distributors. Given these ongoing investments, and based on the financial framework we use for estimating potential price adjustments, beginning in the fourth quarter of 2014, we concluded that we have become able to reasonably estimate returns and pricing concessions on certain product families and with certain distributors, and recognized revenue at the time we shipped these specific products to the identified distributors, less our estimate of future price adjustments and returns. During the three months ended June 28, 2015, there were no new product families or distributors for which we recognized revenue at the time we shipped those products.   During the six months ended June 28, 2015, we recognized approximately $22.7 million of incremental revenue from this change, which resulted in a benefit to net income of approximately $13.7 million for the six months ended June 28, 2015, or approximately $0.05 per basic and diluted shares.  During the three months ended June 28, 2015, we recognized $220.7 million or 62.5% of distribution revenue on a sell-in basis.  During the six months ended June 28, 2015, we recognized $329.1 million or 51.1% of distribution revenue on a sell-in basis.

The following table summarizes our consolidated revenues by segments:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Programmable Systems Division	$202,806	$74,676	$277,624	$144,023
Memory Products Division	255,157	85,582	363,835	166,905
Data Communications Division	19,087	17,989	37,653	33,579
Emerging Technologies Division	7,728	5,354	14,803	9,377
Total revenue	$484,778	$183,601	$693,915	$353,884

Programmable Systems Division:

Revenues from the Programmable Systems Division increased by $128.1 million in the three months ended June 28, 2015 and $133.6 million in the six months ended June 28, 2015 or 171.6% and 92.8%, respectively, compared to the same prior-year periods. The increase was primarily due to the $140.7 million and $158.8 million of revenue contribution from the Spansion microcontroller and analog business for the three and six months ended June 28, 2015, respectively. Excluding the impact of Spansion revenues, PSD decreased by $12.6 million and $25.2 million in the three and six months ended June 28, 2015, or 16.8% and 17.5%, compared to the same prior-year period primarily due to weakness in our end customers’ handset/mobile business demand. The decrease was partially offset by an increase in sales of PSD products to the automotive applications, where we experienced a ramp in volume from recent design wins.

Memory Products Division:

Revenues from the Memory Products Division increased by approximately $169.6 million, in the three months ended June 28, 2015 and $196.9 million in the six months ended June 28, 2015 or 198.1%, and 118.0%, respectively, compared to the same prior-year period. The increase was due to $179.7 million and $196.9 million of revenue contribution from the Spansion flash memory business for the three and six months ended June 28, 2015, respectively.  Excluding the impact of Spansion revenues, MPD decreased by $10.2 million and remained flat in the three and six months ended June 28, 2015, or 11.9% and 0.0% compared to the same prior-year period.  The decrease in the three month comparison was primarily driven by sales decrease in the communication market segment.
Data Communications Division:

Revenues from the Data Communications Division increased by $1.1 million and $4.1 million in the three and six months ended June 28, 2015, or approximately 6.1%, and 12.1% compared to the same prior-year period. The increase was driven by the consumer and industrial market segments.

Emerging Technologies Division:
Revenues from the Emerging Technologies Division increased by $2.4 million and $5.4 million in the three and six months ended June 29, 2015, or 44.5% and 57.5%, compared to the same prior-year period primarily due to the overall increase in demand at all of our Emerging Technologies companies.
Cost of Revenues/Gross Margins

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Cost of revenues	$346,705	$88,231	$597,535	$180,792
Gross margin	28.5%	51.9%	13.9%	48.9%

Gross margin consists of Revenues less Cost of revenues, and gross margin percentage is percentage of gross margin to revenue. Our gross margin can vary in any period depending on factors such as the mix of types of products sold and the impact of changes to inventory provisions, such as the write-down of inventory. Our gross margin is significantly impacted by the mix of products we sell, which is often difficult to estimate with accuracy. Therefore, if we achieve significant revenue growth in our lower margin product lines, or if we are unable to earn as much revenue as we expect from higher margin product lines, our gross margin may be negatively impacted.

Our gross margin was 28.5% for the three months ended June 28, 2015 and 51.9% for the three months ended June 29, 2014. The decrease in gross margin for the three months ended June 28, 2015 was due to the effect of having legacy Spansion products in our product mix, which historically had lower gross margins compared to legacy Cypress products.  Our gross margin for the three months ended June 28, 2015 was negatively impacted by lower utilization at our fabs as we made efforts to reduce our inventory level during the quarter, which we expect to continue through the third quarter. Total charges to cost of sales for inventory reserves totaled $13.9 million for the three months ended June 28, 2015 and $5.4 million for the three months ended June 29, 2014, unfavorably impacting our gross margin by 2.9% for the three months ended June 29, 2015 and June 28, 2014.  Sales of inventory that was previously written-off or written-down totaled $6.7 million for the three months ended June 28, 2015 and $2.0 million for the three months ended June 29, 2014, favorably impacting our gross margin by 1.4%, and 1.1% respectively. As a result, the overall net effect on our gross margin from inventory reserves and sales of items previously written down was an unfavorable impact of 1.5% for the three months ended June 28, 2015 and 1.8% for the three months ended June 29, 2014. Our gross margin for the three months ended June 28, 2015 was also impacted by $36.4 million of amortization of fair value adjustments relating to acquired legacy Spansion inventory.

Our gross margin was 13.9% for the six months ended June 28, 2015 and 48.9% for the six months ended June 29, 2014. The decrease in gross margin for the six months ended June 28, 2015 was primarily due to additional inventory reserves which were recorded on inventory assumed as a part of the Merger. The additional reserves on inventory were recognized as part of our strategy to focus on high margin, profitable business as a combined company. Total charges to cost of sales for inventory reserves totaled $152.1 million for the six months ended June 28, 2015 and $9.3 million for the for the six months ended June 29, 2014, unfavorably impacting our gross margin by 21.9% and 2.6%, respectively.  Sales of inventory that was previously written-off or written-down totaled $8.2 million for the six months ended June 28, 2015 and $2.7 million for the six months ended June 29, 2014, favorably impacting our gross margin by 1.2%, and 0.8%, respectively. As a result, the overall net effect on our gross margin from inventory reserves and sales of items previously written down was an unfavorable impact of 20.7% for the six months ended June 28, 2015 and 1.8% for the six months ended June 29, 2014. Our gross margin for the six months ended June 28, 2015 was also impacted by $68.3 million of amortization of fair value adjustments relating to acquired legacy Spansion inventory.

Research and Development (“R&D”) Expenses

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
R&D expenses	$81,227	$40,927	$131,749	$86,257
As a percentage of revenues	16.8%	22.3%	19.0%	24.4%

R&D expenditures increased by $40.3 million in the three months ended June 28, 2015 compared to the same prior-year period. The increase was mainly attributable to $37.5 million of additional expenses due to the Merger, primarily comprised of $22.6 million of labor costs due to additional headcount as a result of the Merger, $6.7 million of building, repairs and other overhead expenses, $3.7 million of material costs on R&D projects, 1.7 million of professional services related to Information technology and $2.4 million of increase in stock-based compensation expense.

R&D expenditures increased by $45.5 million in the six months ended June 28, 2015 compared to the same prior-year period. The increase was mainly attributable to $43.1 million of additional expense due to the Merger, primarily comprised of $25.3 million of labor costs due to additional headcount as a result of the Merger, $7.1 million of building, repairs and other overhead expenses, $4.0 million of material costs on R&D projects, 2.2 million of professional services related to Information technology and $0.9 million of increase in stock-based compensation expense.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
SG&A expenses	$91,840	$42,059	$162,300	$84,668
As a percentage of revenues	18.9%	22.9%	23.4%	23.9%

SG&A expenses increased by $49.8 million in the three months ended June 28, 2015 compared to the same prior-year period. The increase was mainly due to $34.4 million of expense from the Merger, primarily comprised of $19.1 million of labor costs due to additional headcount as a result of the Merger, $6.9 million of building, supplies, repairs and other overhead expenses, and $5.1 million of professional services expense related to information technology, legal and finance. Additionally, we also incurred $5.8 million of costs for professional services such as investment bankers, legal and advisory fees related to the Merger and $11.3 million of increase in stock-based compensation expense primarily related to the 2015 PARS grants.

SG&A expenses increased by $77.6 million in the six months ended June 28, 2015 compared to the same prior-year period. The increase was mainly due to $51.2 million of expense from the Merger, primarily comprised of $23.3 million of labor costs due to additional headcount as a result of the Merger, $17.5 million of building, supplies, repairs and other overhead expenses, and $6.8 million of professional services expense related to information technology, legal and finance. Additionally, we also incurred $18.5 million of costs for professional services such as investment bankers, legal and advisory fees related to the Merger and $12.1 million of increase in stock-based compensation expense primarily related to the 2015 PARS grants. The above increases were partially offset by decreases in other SG&A expenses of approximately $2.7 million.

Amortization of acquisition-related intangible assets

Amortization expense increased by $34.1 million in the three months ended June 28, 2015 compared to the same period in the prior year mainly due to the amortization on the intangibles acquired in connection with the Merger of $34.6 million which is partially offset by certain intangibles that were fully amortized during fiscal 2014.

Amortization expense increased by $39.6 million in the six months ended June 28, 2015 compared to the same period in the prior year mainly due to the amortization on the intangibles acquired in connection with the Merger of $40.7 million.

Restructuring
In March 2015, we began the implementation of planned cost reduction and restructuring activities in connection with the Merger. As part of this plan, we expect to eliminate approximately 1,000 positions from the combined workforce across all business and functional areas on a global basis by the end of this fiscal year. The restructuring charges for the three months ended June 28, 2015 primarily related to severance costs. The restructuring charges for the six months ended June 28, 2015 primarily consist of severance costs of $55.3 million, lease termination costs of $17.9 million and impairment of property, plant and equipment of $12.5 million. The lease termination costs of $17.9 million primarily represented the net present value of future obligations for a San Jose, California building lease which was entered into by Spansion in fiscal 2014, we decided not to occupy the building post-Merger. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The initial term of the lease commenced on January 1, 2015 and will expire on December 31, 2026.

The restructuring activities for fiscal 2014 relate to a Fiscal 2013 Restructuring Plan. There were no charges for the three months ended June 29, 2014. For the six months ended June 29, 2014 we recorded a benefit arising from restructuring related items of $1.0 million. The benefit for the period primarily resulted from the gain on the sale of a previously restructured asset. The determination of when we accrue for severance and benefits costs, and which accounting standard applies, depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement.
The following table summarizes the restructuring activities recorded for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In thousands)
Personnel costs	$11,120	$—	$55,326	$(154)
Lease termination costs	(845)	—	17,897	—
Impairment of property, plant and equipment	(236)	—	12,531	—
Other	—	—	—	(281)
Gain on sale of held-for-sale assets	—	—	—	(579)
Total restructuring charges (benefit)	$10,039	$—	$85,754	$(1,014)
Income Taxes

Our income tax expense was $2.9 million and $0.3 million for the three months ended June 28, 2015 and June 29, 2014, respectively. Our income tax benefit was $1.1 million and $4.2 million for the six months ended June 28, 2015 and June 29, 2014, respectively. The tax benefit for the first half of fiscal 2015 was primarily attributable to the tax impact of accounting for certain acquired assets and liabilities as a result of the Merger resulting in $5.3 million of our valuation allowance being released, offset by non-U.S. income taxes on income earned in foreign jurisdictions. The tax benefit for the first half of fiscal 2014 was primarily attributable to a release of previously accrued taxes and interest for the resolution of a foreign examination and expired statutes of limitations in domestic and foreign jurisdictions, offset by non-U.S. taxes on income earned in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes information regarding our cash and cash equivalents and investments and working capital:

	As of
	June 28, 2015	December 28, 2014
	(In thousands)
Cash and cash equivalents	$124,140	$103,736
Short-term investments	11,061	15,076
Total cash, cash equivalents and short-term investments	$135,201	$118,812
Total current assets	$796,562	$312,311
Total current liabilities	610,775	274,832
Working capital	$185,787	$37,479

Key Components of Cash Flows

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In thousands)
Net cash provided by (used in) operating activities	$(53,016)	$69,500
Net cash provided by (used in) investing activities	$(135,311)	$(17,247)
Net cash provided by (used in) financing activities	$208,731	$(36,828)
Operating Activities
Net cash used in operating activities of $53.0 million during the six months ended June 28, 2015 was primarily due to net loss of $338.1 million adjusted for a net non-cash items of $168.2 million and a net cash used from change in operating assets and liabilities of $116.9 million. The non-cash adjustments primarily consisted of depreciation and amortization of $96.6 million, stock based compensation expense of $46.5 million, restructuring charges of $16.9 million and loss on disposal of property, plant and equipment of $9.3 million. The net cash used from changes in operating assets and liabilities was due to an increase in accounts receivable of $85.4 million, increase in other assets of $15.5 million and decrease in accounts payable, accrued and other liabilities of $67.1 million, and was partially offset by a decrease in inventories of 238.9 million and an increase in deferred income of $46.0 million. The decrease of $238.9 million in inventory was primarily due to reserves recorded to write down inventory assumed as part of the Merger. The additional write-downs were recognized as part of the Company's strategy to focus on high margin, profitable business as a combined company and to move away from the production and sale of inventory associated with non-strategic businesses.
Investing Activities
During the six months ended June 28, 2015, we used approximately $135.3 million of cash from our investing activities primarily due to $105.1 million in net cash paid on the Merger as part of purchase consideration, $25.2 million of cash used for property and equipment expenditures and $12.0 million cash paid for equity method investments. These increases were partially offset by $7.2 million of proceeds from the sales or maturities of investments.
Financing Activities
During the six months ended June 28, 2015, we generated approximately $208.7 million of cash from our financing activities primarily related our net borrowings on the revolving credit facility of $299.0 million, proceeds from settlement of capped calls which were assumed as part of the Merger of $25.3 million and net proceeds from the issuance of common shares under our employee stock plans of $33.2 million. The increases were partially offset by $77.0 million repayment of line of credit facility and $54.3 million of dividend payments.
Liquidity and Contractual Obligations
Stock Buyback Program
On September 20, 2011, our Board of Directors authorized a $400 million stock buyback program. For the six months ended June 28, 2015, we made repurchases under this program of 0.8 million shares and the total remaining dollar value of the shares that may be repurchased under the program was approximately $72.7 million.
Contractual Obligations

The following table summarizes our contractual obligations as of June 28, 2015:

	Total	2015	2016 and 2017	2018 and 2019	After 2019
	(In thousands)
Purchase obligations (1)	$186,500	$165,690	$20,810	$—	$—
Equipment loan	4,473	2,962	1,511	—	—
Operating lease commitments (2)	64,424	8,275	22,819	9,112	24,218
Capital lease commitments	8,701	1,521	7,180	—	—
2.00% Senior Exchangeable Notes	149,990	—			149,990
Interest payment on debt	65,800	6,978	27,911	27,911	3,000
Senior Secured Revolving Credit Facility	449,000	—	—	—	449,000
License fee commitments	5,880	—	5,880	—	—
Total contractual obligations	$934,768	$185,426	$86,111	$37,023	$626,208

(1)
Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

(2)
Operating leases includes payments relating to Spansion's lease for office space in San Jose for a new headquarters entered on May 22, 2014, which is no longer required. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The term of the lease commenced on January 1, 2015 and expire on December 31, 2026.

As of June 28, 2015, our unrecognized tax benefits were $32.2 million, which were classified as long-term liabilities. We believe it is possible that we may recognize up to approximately $4.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Sale of Spansion's Sunnyvale property

On January 23, 2014, Spansion sold its property in Sunnyvale, California, consisting of 24.5 acres of land with approximately 471,000 square feet of buildings that included its headquarters building and submicron development center, a Pacific Gas & Electric transmission facility and a warehouse building, for net consideration of $59.0 million. Spansion concurrently leased back approximately 170,000 square feet of the headquarters building on a month-to-month basis with the option to continue the lease for up to 24 months; thereafter either party could terminate the lease. The first six months of the lease were rent free; thereafter the rents were lower than the market rates. For accounting purposes, these rents were deemed to have been netted against the sale proceeds and represent prepaid rent. As such, the use of the property after its sale constituted continuing involvement, and recognition of the sale of the property was deferred until the lease period ended. In the third quarter of fiscal 2015, on June 30, 2015, we terminated the lease on the Sunnyvale building and recognized an immaterial gain.

Equity Investment Commitments
As disclosed in Note 10 of the Notes to the Condensed Consolidated Financial Statements, we have committed to purchase additional preferred stock from a company that operates in the area of advanced battery storage. During the six months ended June 28, 2015, we purchased $12.0 million of preferred stock which was recorded as part of our investments in non-marketable securities. Subject to the attainment of certain milestones, we may purchase additional preferred stock of this company.
Capital Resources and Financial Condition
Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities, payments of regularly scheduled cash dividends, the repayment of our short-term debt, and the purchase of our stock through our stock buyback program. As of June 28, 2015, in addition to $124.1 million in cash and cash equivalents, we had $11.1 million invested in short-term investments for a total cash, cash equivalents and short-term investment position of $135.2 million that is available for use in our current operations.

As of June 28, 2015, approximately 20.0% of our cash, cash equivalents and available-for-sale investments are held in offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.
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
Non-GAAP Financial Measures

To supplement its consolidated financial results presented in accordance with GAAP, Cypress uses the following non-GAAP financial measures which are adjusted from the most directly comparable GAAP financial measures:

•	Revenue

•	Gross margin

•	Research and development expenses

•	Selling, general and administrative expenses

•	Operating income (loss)

•	Net income (loss)

•	Diluted net income (loss) per share

The non-GAAP measures set forth above exclude charges primarily related to stock-based compensation as well as restructuring charges, acquisition-related expenses and other adjustments. For the three months ended June 28, 2015, there were additional adjustments related to our Merger. Management believes that these non-GAAP financial measures reflect an additional and useful way of viewing aspects of Cypress’s operations that, when viewed in conjunction with Cypress’s GAAP results, provide a more comprehensive understanding of the various factors and trends affecting Cypress’s business and operations. Management uses these non-GAAP measures for strategic and business decision-making, internal budgeting, forecasting and resource allocation processes. In addition, these non-GAAP financial measures facilitate management’s internal comparisons to Cypress’s historical operating results and comparisons to competitors’ operating results. Pursuant to the requirements of Regulation G and to make clear to our investors the adjustments we make to GAAP measures, we have provided a reconciliation of the non-GAAP measures to the most directly comparable GAAP financial measures.

	Three Months Ended
	June 28, 2015	June 29, 2014
	(In thousands, except per share amounts)
Non-GAAP revenue	$491,028	$183,601
Non-GAAP gross margin	$201,296	$99,204
Non-GAAP research and development expenses	$73,144	$36,082
Non-GAAP selling, general and administrative expenses	$67,206	$34,177
Non-GAAP operating income	$60,947	$28,945
Non-GAAP net income attributable to Cypress	$52,870	$26,723
Non-GAAP net income per share attributable to Cypress—diluted	$0.15	$0.16

CYPRESS SEMICONDUCTOR CORPORATION
RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES
(In thousands, except per-share data)
(Unaudited)

Three Months Ended

	June 28, 2015	% of Revenue	June 29, 2014	% of Revenue
GAAP Revenue	$484,778		$183,601
Merger-related revenue from intellectual property license	$6,250		$—
Non-GAAP Revenue (a)	$491,028		$183,601
GAAP gross margin	$138,073	28.5%	$95,370	51.9%
Stock-based compensation expense	3,802	0.8%	4,433	2.4%
Ramtron acquisition-related expenses	—	—%	(109)	(0.1)%
Changes in value of deferred compensation plan	46	—%	248	0.1%
Impairment of assets, restructuring and other	325	0.1%	187	0.1%
Spansion Merger costs and related amortization	52,800	10.9%	—	—%
Effect of Non-GAAP revenue from intellectual property license	6,250	0.7%
Tax and tax-related items	$—	—%	$(925)	(0.5)%
Non-GAAP gross margin	$201,296	41.0%	$99,204	54.0%
GAAP research and development expenses	$81,227		$40,927
Stock-based compensation expense	(7,007)		(4,362)
Changes in value of deferred compensation plan	(153)		(483)
Impairment of assets, restructuring and other	(96)		—
Spansion Merger costs and related amortization	(827)		—
Non-GAAP research and development expenses	$73,144		$36,082
GAAP selling, general and administrative expenses	$86,011		$42,059
Stock-based compensation expense	(16,859)		(5,523)
Ramtron acquisition-related expenses	—		(385)
Changes in value of deferred compensation plan	(276)		(1,097)
Impairment of assets, restructuring and other	(36)		(877)
Legal and other	—		—
Spansion Merger costs and related amortization	(1,634)		—
Non-GAAP selling, general and administrative expenses	$67,206		$34,177
GAAP operating income (loss)	$(80,961)		$10,584
Stock-based compensation expense	27,667		14,318
Ramtron acquisition-related expenses	1,305		2,077
Changes in value of deferred compensation plan	474		1,828
Impairment of assets, restructuring and other	—		138
Legal and other	458		—
Effect of Non-GAAP revenue from intellectual property license	6,250		—
Spansion Merger costs and related amortization	105,754
Tax and tax-related items	—		—
Non-GAAP operating income (loss)	$60,947		$28,945
GAAP pretax profit (loss)	$(87,756)	(18.1)%	$9,456	5.2%
Stock-based compensation expense	27,667	5.7%	14,318	7.8%
Ramtron acquisition-related expenses	1,305	0.3%	2,076	1.1%
Changes in value of deferred compensation plan	(54)	—%	75	—%
Impairment of assets, restructuring and other	—	—%	1,080	0.6%
Effect of Non-GAAP revenue from intellectual property license	6,250	1.1%	—
Legal and other	458	0.1%	—	—%
Tax-related, interest income, interest expense, and other expenses	2,586	0.5%	(925)	(0.5)%

Losses from equity method investment	1,459	0.3%	—	—%
Investment-related gains/losses	(1,670)	(0.3)%	1,367	0.7%
Spansion Merger costs and related amortization	105,754	21.8%	—	—%
Non-GAAP pretax profit (loss)	$55,999	11.4%	$27,447	14.9%
GAAP net income (loss) attributable to Cypress	$(90,051)		$9,527
Stock-based compensation	27,667		14,318
Ramtron acquisition-related expenses	1,305		2,075
Changes in value of deferred compensation plan	(53)		75
Impairment of assets, restructuring and other charges	—		1,080
Effect of Non-GAAP revenue from intellectual property license	6,250		—
Legal and other	458		—
Tax-related, interest income, interest expense, and other expenses	1,751		(1,719)
Losses from equity method investment	1,459		—
Investment-related gains/losses	(1,670)		1,367
Spansion Merger costs and related amortization	105,754		—
Impact of purchase accounting	—		—
Non-GAAP net income (loss) attributable to Cypress	$52,870		$26,723
GAAP net income (loss) per share attributable to Cypress-diluted	$(0.27)		$0.06
Stock-based compensation expense	0.08		0.09
Ramtron acquisition-related expenses	—		0.01
Changes in value of deferred compensation plan	—		—
Impairment of assets, restructuring and other	—		0.01
Legal and other	—		—
Effect of Non-GAAP revenue from intellectual property license	0.02
Tax-related, interest income, interest expense, and other expenses	0.01		(0.01)
Losses from equity method investment	—		—
Investment-related gains/losses	(0.01)		0.01
Spansion Merger costs and related amortization	0.32		—
Non-GAAP share count adjustment	—		(0.01)
Non-GAAP net income (loss) attributable to Cypress-diluted	$0.15		$0.16

(a) Non-GAAP revenue includes $6.25 million of Samsung intellectual property licensing revenue, not included in GAAP revenue as a result of the effect of purchase accounting for the Spansion Merger.

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

Revenue Recognition

We generate revenues by selling products to distributors, various types of manufacturers including original equipment manufacturers (“OEMs”) and electronic manufacturing service providers (“EMSs”). We recognize revenues on sales to distributors, OEMs and EMSs upon shipment provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, title has transferred, collection of resulting receivables is reasonably assured, there are no customer acceptance requirements, and there are no significant remaining obligations.

Sales to certain distributors are made under agreements which provide the distributors with price protection, stock rotation and other allowances under certain circumstances. When we determine that the uncertainties associated with the rights given to these distributors, revenues and costs related to distributor sales are deferred until products are sold by the distributors to the end customers. In those circumstances, revenues are recognized upon receiving notification from the distributors that products have been sold to the end customers. In these cases, at the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to receive payment, relieves inventory for the value of goods shipped since legal title has passed to the distributors, and defers the related margin and price adjustment as deferred income on sales to distributors in the Consolidated Balance Sheets. Any effects of distributor price adjustments are recorded as a reduction to deferred income at the time the distributors sell the products to the end customers and the distributor submits a valid claim for the price adjustment.

We have historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. We continuously reassesses our ability to reliably estimate the ultimate price of these products and, over the past several years, have made investments in our systems and process around our distribution channel to improve the quality of the information it receives from our distributors. Given these ongoing investments, and based on the financial framework for estimating potential price adjustments, beginning the fourth quarter of 2014, we concluded that we were able to reasonable estimate returns and pricing concessions on certain product families and with certain distributors, and we recognized revenue at the time it shipped these specific products to the identified distributors, less its estimate of future price adjustments and returns. During the three months ended June 28, 2015, there were no new product families or distributors for which we recognized revenue at the time we shipped those products.   During the six months ended June 28, 2015, we recognized approximately $22.7 million of incremental revenue from this change, which resulted in a benefit to net income of approximately $13.7 million for the six months ended June 28, 2015, or approximately $0.05 per basic and diluted shares.  During the three months ended June 28, 2015, we recognized $220.7 million or 62.5% of distribution revenue on a sell-in basis.  During the six months ended June 28, 2015, we recognized $329.1 million or 51.1% of distribution revenue on a sell-in basis.

We record as a reduction to revenues reserves for sales returns, price protection and allowances based upon historical rates and for any specific known customer amounts. We also provide certain distributors and EMSs with volume-pricing discounts, such as rebates and incentives, which are recorded as a reduction to revenues at the time of sale. Historically, these volume discounts have not been significant.

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
Foreign Currency Exchange Risk
We operate and sell products in various global markets and purchase capital equipment using foreign currencies but predominantly the U.S. dollar. Pursuant to our Merger, we are exposed to certain risks associated with changes in foreign currency exchange rates in Japanese yen and other foreign currencies and are exposed to foreign currency exchange rate fluctuations.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three month period ended June 28, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in Note 10 of Notes to Condensed Consolidated Financial
Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, including the following risk factors, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2014, which could materially affect our business, financial condition or future results. Unless they change, risk factors including in the 10-K are not repeated here but are incorporated by reference from the 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.
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

Cypress and Spansion have incurred significant costs associated with transaction fees, professional services and other costs related to the transaction and we will continue to incur additional costs, including restructuring costs, in connection with the integration of the business. Specifically, through June 28, 2015, Cypress and Spansion have incurred approximately $73.4 million for direct transaction costs related to the transaction in addition to restructuring and other items associated with the Merger and integration post Merger. Although Cypress expects that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, Merger-related and restructuring costs over time, this net benefit may not be achieved in the near term, or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
On September 20, 2011, our Board of Directors (the “Board”) authorized a $400 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, other uses of cash, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our Board. As of June 28, 2015, the total remaining dollar amount of shares that may be repurchased under the program was approximately $72.7 million.
The table below sets forth the information with respect to repurchases of common stock made in the second quarter of fiscal 2015 under this program:

	Total number of shares purchased	Average price paid per share	Total shares purchased as part of the publicly announced programs	Total dollar value of shares that may yet be purchased under this program (In thousands)

Remaining balance available for purchases at the beginning of the period				$83,108
Repurchases during Q2 2015
April 2015	205	$13.72	205	$3
May 2015	3,754	$13.07	3,754	$48
June 2015	814,304	$12.75	814,304	$10,385
Total repurchases during Q2 2015	818,263	$12.75	818,263	$72,672

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Form	Filing Date	File No.	Filed
Number					Herewith

10.1+	Amended Form of Restricted Stock Unit and Performance Stock Unit Grant Agreement under the 2015 PARS Grant Program				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

CYPRESS SEMICONDUCTOR CORPORATION

Date:	August 7, 2015	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit	Description	Form	Filing Date	File No.	Filed
Number					Herewith

10.1+	Amended Form of Restricted Stock Unit and Performance Stock Unit Grant Agreement under the 2015 PARS Grant program				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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