Form 10-Q
period 2015-09-27
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2015-11-05
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

The total number of outstanding shares of the registrant’s common stock as of October 30, 2015 was 333,822,707.

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

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 27, 2015	December 28, 2014
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$193,759	$103,736
Short-term investments	871	15,076
Accounts receivable, net	293,832	75,984
Inventories	279,007	88,227
Other current assets	107,302	29,288
Total current assets	874,771	312,311
Property, plant and equipment, net	459,040	237,763
Goodwill	1,741,733	65,696
Intangible assets, net	823,436	33,918
Other long-term assets	182,952	93,593
Total assets	$4,081,932	$743,281
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$145,757	$42,678
Accrued compensation and employee benefits	75,004	35,182
Deferred margin on sales to distributors	64,257	75,569
Dividends payable	36,884	17,931
Income taxes payable	5,032	2,710
Current portion of long-term debt	9,131	6,143
Other current liabilities	217,889	94,619
Total current liabilities	553,954	274,832
Deferred income taxes and other tax liabilities	57,855	18,784
Revolving credit facility and long-term debt	582,577	237,107
Other long-term liabilities	45,247	10,693
Total liabilities	1,239,633	541,416
Commitments and contingencies (Note 10)	—	—
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 479,570 and 306,167 shares issued; 335,590 and 163,013 shares outstanding at September 27, 2015 and December 28, 2014, respectively	4,719	3,039
Additional paid-in-capital	5,633,026	2,675,170
Accumulated other comprehensive loss	(267)	(46)
Accumulated deficit	(686,459)	(379,913)
Stockholders’ equity before treasury stock	4,951,019	2,298,250
Less: shares of common stock held in treasury, at cost; 143,980 and 143,154 shares at September 27, 2015 and December 28, 2014, respectively	(2,101,025)	(2,090,493)
Total Cypress stockholders’ equity	2,849,994	207,757
Non-controlling interests	(7,695)	(5,892)
Total equity	2,842,299	201,865
Total liabilities and equity	$4,081,932	$743,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands, except per-share amounts)
Revenues	$463,810	$187,516	$1,157,725	$541,400
Costs and expenses:
Cost of revenues	303,434	90,633	900,969	271,425
Research and development	75,960	38,626	207,709	124,883
Selling, general and administrative	76,159	41,119	238,459	125,787
Amortization of acquisition-related intangible assets	30,827	1,701	74,101	5,334
Restructuring and other	2,924	(238)	88,678	(1,252)
Gain on divestiture of TrueTouch® Mobile business	(66,472)	—	(66,472)	—
Total costs and expenses	422,832	171,841	1,443,444	526,177
Operating income (loss)	40,978	15,675	(285,719)	15,223
Interest and other expense, net	(7,084)	(504)	(16,569)	(1,102)
Income (loss) before income taxes and non-controlling interest	33,894	15,171	(302,288)	14,121
Income tax provision (benefit)	2,303	1,231	1,235	(2,987)
Equity in net loss of equity method investee	(1,800)	(1,386)	(4,818)	(3,666)
Net income (loss)	29,791	12,554	(308,341)	13,442
Net income (loss) attributable to non-controlling interests	521	286	1,804	991
Net income (loss) attributable to Cypress	$30,312	$12,840	$(306,537)	$14,433
Net income (loss) per share attributable to Cypress:
Basic	$0.09	$0.08	$(1.06)	$0.09
Diluted	$0.08	$0.08	$(1.06)	$0.09
Cash dividend declared per share	$0.11	$0.11	$0.33	$0.33
Shares used in net income (loss) per share calculation:
Basic	335,299	159,759	289,197	157,594
Diluted	357,657	166,481	289,197	166,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Net income (loss)	$29,791	$12,554	$(308,341)	$13,442
Other comprehensive loss, net of taxes:
Net change in unrealized gains (losses) on available for sale securities	3	(12)	29	(27)
Net unrealized gain (loss) on cash flow hedges:
Net unrealized gain (loss) arising during the period	909	—	(832)	—
Net (gain) reclassified into earnings for revenue hedges (effective portion)	(1,412)	—	(1,021)	—
Net loss reclassified into earnings for expense hedges (ineffective portion)	80		80
Net loss reclassified into earnings for expense hedges (effective portion)	1,361	—	1,523	—
Net unrealized gain (loss) on cash flow hedges	938	—	(250)	—
Other comprehensive gain (loss)	941	(12)	(221)	(27)
Comprehensive income (loss)	30,732	12,542	(308,562)	13,415
Comprehensive loss attributable to non-controlling interest	521	286	1,804	991
Comprehensive income (loss) attributable to Cypress	$31,253	$12,828	$(306,758)	$14,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(308,341)	$13,442
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	71,418	43,421
Depreciation and amortization	166,281	35,366
Deferred income taxes	9,226	(7,759)
Restructuring costs	17,032	(1,252)
(Gain) Loss on disposal of property and equipment	9,421	(290)
Gain on divestiture of TrueTouch® Mobile business	(66,472)	—
Equity in net loss of equity method investee	4,817	3,666
Accretion of interest expense on convertible notes	1,643	—
Unrealized loss from deferred compensation plan	1,120	1,110
Unrealized loss from trading securities	3,359	—
Other	1,614	272
Changes in operating assets and liabilities, net of acquisition and divestiture
Accounts receivable, net	(117,876)	(24,769)
Inventories	252,405	9,766
Other current and long-term assets	(21,486)	7,318
Accounts payable and other liabilities	(69,285)	(14,617)
Deferred margin on sales to distributors	11,831	12,148
Net cash provided by (used in) operating activities	(33,293)	77,822
Cash flows from investing activities:
Proceeds from sales or maturities of available-for-sale investments	17,377	14,401
Purchases of marketable securities	(1,530)	(11,379)
Business acquisition, net of cash acquired	(105,130)	—
Contribution to (distribution of) deferred compensation plan	1,634	(810)
Acquisition of property, plant and equipment	(37,979)	(17,178)
Cash paid for equity method investments	(18,000)	(18,400)
Proceeds from divestiture of TrueTouch® Mobile business	88,635	—
Proceeds from sale of held-for-sale equipment	100	3,240
Other	156	1,706
Net cash used in investing activities	(54,737)	(28,420)
Cash flows from financing activities:
Borrowings under revolving credit facility	398,000	172,000
Repayment of revolving credit facility	(176,000)	(172,000)
Repurchase of treasury stock	(10,436)	—
Withholding of common shares for tax obligations on vested restricted shares	54	(245)
Payment of dividends	(91,081)	(51,520)
Proceeds from employee equity awards	41,802	26,664
Repayment of equipment leases and loans	(7,020)	(5,544)
Proceeds from settlement of capped calls	25,293	318
Financing costs related to revolving credit facility	(2,559)	—
Net cash provided by (used in) financing activities	178,053	(30,327)
Net increase in cash and cash equivalents	90,023	19,075
Cash and cash equivalents, beginning of period	103,736	86,009
Cash and cash equivalents, end of period	$193,759	$105,084
Non cash investing and financing activities
Dividends payable	$36,884	$17,727
Liabilities recorded for purchase of property, plant and equipment	$8,951	$1,491
Supplemental Cash Flows Disclosures

Cash paid for taxes	$4,753	$3,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2015 has 53 weeks and fiscal 2014 had 52 weeks. The third quarter of fiscal 2015 ended on September 27, 2015 and the third quarter of fiscal 2014 ended on September 28, 2014.

Basis of Presentation

On March 12, 2015, the Company completed the merger with Spansion, Inc. (“Spansion”), a leading designer, manufacturer and developer of embedded systems semiconductors, for a total purchase consideration of approximately $2.8 billion ("the Merger"). The Company’s Condensed Consolidated Statements of Operations for the three months ended September 27, 2015 include a full quarter of the combined operations and the nine months ended September 27, 2015 includes the results of operations of legacy Spansion since March 12, 2015.

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

The condensed consolidated results of operations for the three and nine months ended September 27, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

During the nine months ended September 28, 2014, the Company recorded out-of-period correcting adjustments to write off certain manufacturing and subcontractor costs that were capitalized within other current assets in previous periods. These corrections resulted in a decrease of net income of $2.6 million for the nine months ended September 28, 2014. The Company recorded these corrections in the aggregate totaling $2.6 million in the cost of revenues for the nine months ended September 28, 2014. Management assessed the impact of these errors and concluded that the amounts were not material, either individually or in the aggregate, to any prior periods.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company has historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. The Company continuously reassesses its ability to reliably estimate the ultimate price of these products and, over the past several years, has made investments in its systems and process around its distribution channel to improve the quality of the information it receives from its distributors. Given these ongoing investments, and based on the financial framework the Company uses for estimating potential price adjustments, beginning the fourth quarter of 2014, the Company concluded that it was able to reasonably estimate returns and pricing concessions on certain product families and with certain distributors, and recognized revenue at the time it shipped these specific products to the identified distributors, less its estimate of future price adjustments and returns. During the three months ended September 27, 2015, the Company recognized an incremental $17.3 million of revenue on additional product families for which revenue was previously recognized on a sell-through basis as it determined that it could reasonably estimate returns and pricing concessions at the time of shipment to distributors.  This change resulted in a benefit to net income of approximately $9.4 million for the three months ended September 27, 2015, or $0.03 per basic and diluted share.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the nine months ended September 27, 2015, the Company recognized approximately $39.1 million of incremental revenue from this change in revenue recognition, which resulted in a benefit to net income of approximately $21.4 million for the nine months ended September 27, 2015, or approximately $0.07 per basic and diluted shares.  During the three months ended September 27, 2015, we recognized approximately $235.0 million or 71.0% of distribution revenue on a sell-in basis.  During the nine months ended September 27, 2015, we recognized approximately $401.0 million or 57.0% of distribution revenue on a sell-in basis.

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

Employee Benefit Plans

In connection with the Merger, the Company assumed the Spansion Innovates Group Cash Balance Plan (a defined benefit pension plan) in Japan. A defined benefit pension plan is accounted for on an actuarial basis, which requires the selection of various assumptions such as turnover rates, discount rates and other factors. The discount rate assumption is determined by comparing the projected benefit payments to the Japanese corporate bonds yield curve as of end of the most recently completed fiscal year. The benefit obligation is the projected benefit obligation (PBO), which represents the actuarial present value of benefits expected to be paid upon retirement. This liability is recorded in other long term liabilities on the Condensed Consolidated Balance Sheets. Net periodic pension cost is recorded in the Condensed Consolidated Statements of Operations and includes service cost. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money associated with the passage of time on the PBO. Gains or losses resulting from a change in the PBO if actual results differ from actuarial assumptions will be accumulated and amortized over the future life of the plan participants if they exceed 10% of the PBO, being the corridor amount. If the amount of a net gain or loss does not exceed the corridor amount, it will be recorded to other comprehensive income (loss). See Note 8 for further details of the pension plans.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash Flow Hedges

The Company enters into cash flow hedges to protect non-functional currency inventory purchases and certain other operational expenses and has an on-going program of cash flow hedges to protect its non-functional currency revenues against variability in cash flows due to foreign currency fluctuations.  The Company does not enter into derivative securities for speculative purposes.  The Company’s foreign currency forward contracts that were designated as cash flow hedges have maturities between three and eight months. The maximum original duration of any contract allowable under the Company’s hedging policy is thirteen months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a monthly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. Interest charges or “forward points” on the forward contracts are excluded from the assessment of hedge effectiveness and are recorded in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or costs, depending on the risk hedged.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income (expense), net in its Condensed Consolidated Statements of Operations at that time.

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

In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The new accounting guidance is effective for interim and fiscal years beginning after December 15, 2015. The Company is currently evaluating the guidance to determine the impact on its balance sheet presentation.   In August 2015, FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting”. FASB ASU No. 2015-15 amends subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact the pronouncement will have on the Company’s financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This ASU simplifies the treatment of adjustments to provisional amounts recognized in the period for items in a business combination for which the accounting is incomplete at the end of the reporting period. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2015 and for interim periods therein. The Company is currently evaluating the impact the pronouncement will have on the Company’s financial statements and related disclosures.

NOTE 2. MERGER WITH SPANSION

Merger with Spansion

On March 12, 2015, Cypress completed its merger with Spansion ("the Merger") pursuant to the Agreement and Plan of Merger and Reorganization, as of December 1, 2014 ("the Merger Agreement") for a total purchase consideration of approximately $2.8 billion. In accordance with the terms of the Merger Agreement, Spansion shareholders received 2.457 Cypress shares for each Spansion share they owned. The Merger has been accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations, with Cypress treated as the accounting acquirer. The Company incurred $3.1 million and $29.4 million in Merger costs for the three and nine months ended September 27, 2015, which were recorded in the selling, general and administrative expense line of the Condensed Consolidated Statements of Operations.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of September 27, 2015, four out of 21 projects originally identified, representing approximately $15.2 million of the total capitalized IPR&D of $212.3 million, had reached technological feasibility and were transferred to developed technology.  Refer Note 3 for further details.  The remaining projects are on schedule and no impairments have been identified as of September 27, 2015.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The purchase price has been allocated based on the estimated net tangible and intangible assets of Spansion that existed on the date of the Merger. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the Merger. As additional information becomes available, such as finalization of the estimated fair values of tax accounts, the Company may revise its preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material. There have been no changes to the allocation of purchase price as of September 27, 2015.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Pro forma consolidated results of operations

The following unaudited pro forma consolidated results of operations for the three months and nine months ended September 27, 2015 and September 28, 2014 assume as if the Merger had occurred at the beginning of fiscal year 2014. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment, adjustments to stock-based compensation expense, and interest expense for the incremental indebtedness incurred. The pro forma results for the three and nine months ended September 28, 2014 also include amortization of the step up to fair value of acquired inventory and the Merger related expenses. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the Merger actually occurred at the beginning of fiscal year 2014 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Three Months Ended	Nine Months Ended
	September 28, 2014	September 27, 2015	September 28, 2014
	(in thousands, except per share amounts)
Revenues	$503,446	$1,346,138	$1,483,746
Net loss	$(46,139)	$(263,207)	$(520,700)
Net loss per share attributable to Cypress
Basic	$(0.21)	$(0.58)	$(2.39)
Diluted	$(0.21)	$(0.58)	$(2.39)

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. As a result of the Merger, the Company recorded an increase to goodwill of $1,676.0 million and intangible assets of $860.7 million in the first quarter of fiscal 2015. The carrying amount of goodwill at September 27, 2015 was $1,741.7 million, of which $773.0 million was in the Memory Products Division (MPD) and $968.7 million was in the Programmable Systems Division (PSD). The carrying amount of goodwill as of December 28, 2014 was $65.7 million, of which $33.9 million was in MPD and $31.8 million was in PSD.

The following table presents details of the Company's intangible assets:

	As of September 27, 2015			As of December 28, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets (a)	$1,012,472	$(192,458)	$820,014	$151,773	$(118,357)	$33,416
Non-acquisition related intangible assets (b)	13,596	(10,174)	$3,422	10,523	(10,021)	502
Total intangible assets	$1,026,068	$(202,632)	$823,436	$162,296	$(128,378)	$33,918

(a)	Refer Note 2 for details on valuation of the intangible assets acquired from Spansion Inc.
(b)	The increase in the Gross Carrying value relates to new license agreement entered into during the third quarter of fiscal 2015.

As of September 27, 2015, approximately $15.2 million of the total capitalized IPR&D of $212.3 million had reached technological feasibility and was transferred to developed technology, to be amortized over the estimated useful life of 5 years and amortization of approximately $0.8 million and $0.9 million was recorded during the three and nine months ended September 27, 2015 for these projects. The Company expects the remaining projects to attain technological feasibility and commence commercial production by the first half of fiscal 2017.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The estimated future amortization expense as of September 27, 2015 as are as below:

(In thousands)
2015 (remaining three months)	$31,376
2016	121,587
2017	116,772
2018	114,283
2019	107,055
2020 and future	135,273
Total future amortization expense	$626,346

NOTE 4. RESTRUCTURING AND OTHER

Spansion Integration-Related Restructuring Plan

In March 2015, the Company began the implementation of planned cost reduction and restructuring activities in connection with the Merger. As part of this plan, the Company expects to eliminate approximately 1,000 positions from the combined workforce across all business and functional areas on a global basis.  The restructuring charge of $88.7 million recorded for the nine months ended September 27, 2015 primarily consists of severance costs, lease termination costs and impairment of property, plant and equipment. The lease termination costs include approximately $18 million relating to the buildings Spansion had leased prior to the Merger, which the Company decided not to occupy in the post-merger period.  The initial term of the lease commenced on January 1, 2015 and will expire on December 31, 2026.

The following table summarizes the restructuring charges recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented pursuant to the Spansion Integration-Related Restructuring Plan:

	Three Months Ended	Nine Months Ended
	September 27, 2015	September 27, 2015
	(In thousands)
Personnel costs	$3,073	$57,999
Lease termination costs and other related charges	119	18,016
Impairment of property, plant and equipment	—	12,531
Other	(268)	132
Total restructuring and other charges (benefit)	$2,924	$88,678

All restructuring costs are included in operating expenses line under "Restructuring and other" of the Condensed Consolidated Statements of Operations.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restructuring activity under the Spansion Integration – Related Restructuring Plan during the nine months ended September 27, 2015 was as follows:

Nine Months Ended
September 27, 2015
(In thousands)
Accrued restructuring balance as of December 28, 2014	$—
Provision	75,715
Cash payments and other	(12,582)
Accrued restructuring balance as of March 29, 2015	$63,133
Provision	$996
Cash payments and other	(29,054)
Accrued restructuring balance as of June 28, 2015	$35,075
Provision	$2,924
Cash payments and other	(10,496)
Accrued restructuring balance as of September 27, 2015	$27,503

The provision for restructuring expense in the table above does not include the charge to write off certain leasehold improvements from the first quarter of 2015, which totaled approximately $9.0 million.

The Company anticipates that the remaining restructuring reserve balance will be paid out in cash through the first quarter of 2016 for employee terminations and over the remaining lease term through 2026 for the excess lease obligation.

Sale of TrueTouch® Mobile touchscreen business

On August 1, 2015, the Company completed the sale of the TrueTouch® Mobile touchscreen business to Parade Technologies (“Parade”) for total cash proceeds of approximately $98.6 million pursuant to the definitive agreement signed on June 11, 2015.  Of the total cash proceeds, $10.0 million are held in an escrow account until January 2017 subject to any indemnity claims on post-closing adjustments, per the terms of the agreement.  In connection with the transaction, the Company sold certain assets associated with the disposed business mostly consisting of inventory with a net book value of approximately $10.5 million and recognized a total gain of approximately $66.5 million in the third fiscal quarter of 2015. This gain has been presented as a separate line item "Gain on divestiture of TrueTouch® Mobile business" in the Condensed Consolidated Statements of Operations.

Also in connection with the transaction, the Company entered into a Manufacturing Service Agreement (MSA) in which the Company agreed to sell finished products and devices to Parade during the one-year period following the close of the transaction.  The terms of the MSA indicated that the Company would sell finished wafers to Parade at agreed-upon prices that were considered below fair market value, indicating that there was an embedded fair value that would be realized by Parade through those terms.  Accordingly, the Company has allocated approximately $19.9 million out of the $98.6 million proceeds to the fair value of the MSA based on the forecasted wafer sales to Parade for the subsequent one-year period.  Such amount was deferred on the Company’s consolidated balance sheet initially and is being amortized to revenue as the Company sells products to Parade.  During the three months ended September 27, 2015, the Company recognized approximately $1.2 million of revenue from amortization of such deferred revenue.

The following table summarizes the components of the gain:

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In thousands
Cash Proceeds (a)	$98,635
Deferred Revenue	(19,867)
Assets Sold:
Property, plant and equipment, net	(69)
Inventories	(9,290)
Prepaids	(1,115)
Transaction and other costs	(1,822)
Gain on Divestiture	$66,472
(a)	Includes $10.0 million held in escrow account until January 2017 per the terms of the agreement.

NOTE 5. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	September 27, 2015	December 28, 2014
	(In thousands)
Accounts receivable, gross	$297,391	$79,091
Allowance for doubtful accounts receivable and sales returns	(3,559)	(3,107)
Total accounts receivable, net	$293,832	$75,984

Inventories

	As of
	September 27, 2015	December 28, 2014
	(In thousands)
Raw materials	$12,576	$4,753
Work-in-process	229,327	64,003
Finished goods	37,104	19,471
Total inventories	$279,007	$88,227

Other Current Assets

	As of
	September 27, 2015	December 28, 2014
	(In thousands)
Prepaid tooling assets	$11,226	$21,777
Restricted cash relating to pension plan (see Note 8)	4,102	—
Deferred tax assets	19,241	982
Foundry service prepayments - ST	2,933	0
Prepaid expenses	35,768	—
Other current assets	34,032	6,529
Total other current assets	$107,302	$29,288

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Long-term Assets

	As of
	September 27, 2015	December 28, 2014
	(In thousands)
Employee deferred compensation plan	$40,703	$44,116
Investments in Equity securities	43,535	34,992
Deferred tax assets	1,189	1,187
Long term license	25,883	4,633
Restricted cash relating to pension plan (see Note 8)	6,674	—
Long term receivable from sale of TrueTouch Mobile®business (see Note 4)	10,000	—
Prepaid Tooling Assets – LT	5,815	—
Foundry service prepayments – LT	26,393	—
Other assets	22,760	8,665
Total other long-term assets	$182,952	$93,593

Other Current Liabilities

	As of
	September 27, 2015	December 28, 2014
	(In thousands)
Employee deferred compensation plan	$40,899	$43,452
Restructuring accrual (see Note 4)	12,527	1,177
Capital lease-current portion (see Note 10)	5,921	3,227
Equipment loan-current portion (see Note 11)	2,985	2,916
Rebate reserve-current portion	5,127	4,276
License commitment	18,497	—
Deferred Revenue on sale of True Touch mobile® business (see Note 4)	19,867	—
Deferred liability - distributor price adjustments	56,136	19,618
Other current liabilities	55,930	19,953
Total other current liabilities	$217,889	$94,619

Other Long-term Liabilities

	As of
	September 27, 2015	December 28, 2014
	(In thousands)
Long-term pension liabilities	$13,473	$5,768
Restructuring accrual (see Note 4)	14,976	—
Other long-term liabilities	16,798	4,925
Total other long-term liabilities	$45,247	$10,693

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Sale of Spansion's Sunnyvale property

On January 23, 2014, Spansion sold its property in Sunnyvale, California, consisting of 24.5 acres of land with approximately 471,000 square feet of buildings that included its headquarters building and submicron development center, a Pacific Gas & Electric transmission facility and a warehouse building, for net consideration of $59.0 million. Spansion concurrently leased back approximately 170,000 square feet of the headquarters building on a month-to-month basis with the option to continue the lease for up to 24 months; thereafter, either party could terminate the lease. The first six months of the lease were rent free; thereafter, the rents were lower than the market rates. For accounting purposes, these rents were deemed to have been netted against the sale proceeds and represent prepaid rent. As such, the use of the property after its sale constituted continuing involvement and recognition of the sale of the property was deferred until the lease period ends. In the third quarter of fiscal 2015, the Company terminated the lease on the Sunnyvale building and recognized an immaterial gain.  This did not have a material impact on the Company’s Condensed Consolidated Statements of Cash Flows.

NOTE 6. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for the Company's financial assets and liabilities measured at fair value on a recurring basis and its non-financial liabilities measured at fair value on a non-recurring basis:

	As of September 27, 2015			As of December 28, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds and others	$94	$—	$94	$7,665	$—	$7,665
Total cash equivalents	94	—	94	7,665	—	7,665
Short-term investments:
U.S. Treasuries	—	—	—	4,993	—	4,993
Corporate notes and bonds	—	—	—	—	5,599	5,599
Federal Agency	—	—	—	—	3,615	3,615
Certificates of deposit	—	871	871	—	869	869
Total short-term investments	—	871	871	4,993	10,083	15,076
Long-term investments:
Marketable equity securities	6,809	—	6,809	8,493	—	8,493
Total long-term investments	6,809	—	6,809	8,493	—	8,493
Employee deferred compensation plan assets:
Cash equivalents	3,144	—	3,144	2,957	—	2,957
Mutual funds	21,860	—	21,860	24,114	—	24,114
Equity securities	8,160	—	8,160	9,352	—	9,352
Fixed income	—	3,420	3,420	—	3,798	3,798
Money market funds	4,119	—	4,119	3,895	—	3,895
Total employee deferred compensation plan Assets	37,283	3,420	40,703	40,318	3,798	44,116
Total financial assets	$44,186	$4,291	$48,477	$61,469	$13,881	$75,350
Financial Liabilities
Employee deferred compensation plan liability	$—	$40,899	$40,899	$—	$43,452	$43,452

Valuation Techniques:

There have been no changes to the valuation techniques used to measure the fair value of the Company's assets and liabilities. For a description of the valuation techniques, refer to the Company's Annual report on Form 10-K for the year ended December 28, 2014.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Liabilities Measured at Fair Value on a Nonrecurring Basis

As of September 27, 2015, the carrying value of the Company's Revolving Credit Facility was $449.0 million (See Note 11). The carrying value of the Company's Credit Facility approximates its fair value since it bears interest rates that are similar to existing market rates that would be offered to the Company, taking into account its credit risk, and represents a Level 2 measurement.

The Company's 2.00% Senior Exchangeable Notes assumed as part of the Merger is traded in the market and is categorized as Level 2. The carrying value and the estimated fair value of the debt portion of the Notes as of September 27, 2015 is $131.0 million and $241.1 million respectively. See Note 11 for further details.

Investments in Equity Securities

The Company's investments in equity securities, excluding its majority owned subsidiaries, include long-term investments in non-marketable equity securities of privately-held companies valued at approximately $36.7 million and $26.4 million as of September 27, 2015 and December 28, 2014, respectively.

Included in the Company's non-marketable equity securities recorded within “Other long-term assets” line item of the Condensed Consolidated Balance Sheet is an investment in a company that designs, develops and manufactures products in the area of advanced battery storage for mobile consumer devices, which is accounted for using the equity method. During the three and nine months ended September 27, 2015, the Company invested an additional $6.0 million and $18.0 million, which increased its cumulative total investment to $46.5 million, representing 34.9% of such investee's outstanding voting shares as of September 27, 2015.

The remaining privately-held equity investments are accounted for under the cost method and are periodically reviewed for other-than-temporary declines in fair value.

In the fourth quarter of fiscal 2014, the Company invested approximately $10 million in Hua Hong Semiconductor Limited (HHSL), a publicly traded company, which is the parent company of Grace Semiconductor Manufacturing Corporation, one of the Company's strategic foundry partners. As of September 27, 2015, the carrying value of its publicly traded investment in HHSL is $6.8 million, which is included in “Other long-term assets” line item of the Condensed Consolidated Balance Sheet.

In the third quarter of fiscal 2015, the Company sold all of its investments in Corporate notes and bonds and Federal agency bonds, resulting in cash proceeds of approximately $8.4 million and recognized an immaterial amount of loss, which is included in “Interest and other income (expense), net” line item in the Condensed Consolidated Statements of Operations.

In the third quarter of fiscal 2015, the Company sold all of its investment of approximately 80,000 shares of Integrated Silicon Solution, Inc., a publicly traded company resulting in cash proceeds of approximately $1.8 million and recognized an immaterial amount of gain, which is included in “Interest and other income (expense), net” line item in the Condensed Consolidated Statements of Operations.

There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the nine months ended September 27, 2015.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7. INVESTMENTS

Available-For-Sale Securities

The following tables summarize the Company's available-for-sale and other investments:

	As of September 27, 2015				As of December 28, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Reported as cash equivalents:
Money market funds and others	$94	$—	$—	$94	$7,665	$—	$—	$7,665
Total cash equivalents	94	—	—	94	7,665	—	—	7,665
Reported as short-term investments:
U.S. Treasuries	—	—	—	—	5,002	—	(9)	4,993
Corporate note and bonds	—	—	—	—	5,616	—	(17)	5,599
Federal agency	—	—	—	—	3,617	—	(2)	3,615
Certificates of deposit	871	—	—	871	869	—	—	869
Total short-term investments	871	—	—	871	15,104	—	(28)	15,076
Total cash equivalents and other Investments	$965	$—	$—	$965	$22,769	$—	$(28)	$22,741

As of September 27, 2015, the contractual maturities of the Company's available-for-sale investments and certificates of deposit were as follows (the table below does not include investments in marketable equity securities):

	Cost	Fair Value
	(in thousands)
Maturing within one year	$965	$965
Maturing in one to three years	—	—
Total	$965	$965

There were no realized gains from sales and losses of available-for-sale investments during the three and nine months ended September 28, 2014.  Realized gains and realized losses from sales of available-for-sale investments during the three and nine months ended September 27, 2015 were not material.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Also in connection with the assumption of this pension plan liability, the Company assumed the restricted cash balance, which relates to the underfunded portion of the pension liability. The pension liability will be paid out by fiscal 2017 in annual installments according to the employee's election. As of September 27, 2015, the Company has a pension liability of $4.3 million and $7.6 million recorded as a part of the accrued compensation and employee benefits, and other long-term liabilities, respectively,  on the Condensed Consolidated Balance Sheet. As of September 27, 2015, the Company has a restricted cash of $4.1 million and $7.2 million recorded in other current assets and other long-term assets, respectively, on the Condensed Consolidated Balance Sheet.

The plan is unfunded as of September 27, 2015. This status is not indicative of the Company’s ability to pay ongoing pension benefits. The Company recorded a net periodic cost of $0.2 million and $0.6 million for the three and nine months ended September 27, 2015. The Company has accrued a liability of $1.5 million as of September 27, 2015 which has been recorded in other long term liabilities on the Condensed Consolidated Balance Sheet. The Company expects to contribute an immaterial amount towards the Cash Balance Plan for fiscal 2015.

Spansion Corporate Defined Contribution Plan

In connection with the Merger, the Company assumed a tax qualified Defined Contribution Plan to which the Company makes contributions as a percentage of base salary. The Company recorded an expense of $0.4 million and $1.0 million under this plan for the three and nine months ended September 27, 2015, and as of September 27, 2015, the Company has an accrued contribution liability of $0.2 million.

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

Under the deferred compensation plan, the assets are recorded at fair value in each reporting period with the offset being recorded in “Interest and other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of September 27, 2015 and December 28, 2014, the fair value of the assets was $40.7 million and $44.1 million, respectively, and the fair value of the liabilities was $40.9 million and $43.5 million, respectively.

All non-cash expense and income recorded under the deferred compensation plan are included in the following line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Changes in fair value of assets recorded in:
Interest and other income, net	$(3,340)	$(247)	$(2,138)	$2,367
Changes in fair value of liabilities recorded in:
Cost of revenues	326	(4)	91	(471)
Research and development expenses	1,105	(13)	335	(921)
Selling, general and administrative expenses	1,959	(24)	573	(2,085)
Total income (expense)	$50	$(288)	$(1,139)	$(1,110)

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table summarizes the stock-based compensation expense, by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Cost of revenues	$4,426	$3,766	$13,057	$10,450
Research and development	7,089	2,089	19,750	13,633
Selling, general and administrative	13,439	6,427	38,611	19,338
Total stock-based compensation	$24,954	$12,282	$71,418	$43,421

In connection with the Merger, the Company assumed stock options and full value awards originally granted by Spansion. Stock-based compensation expense in the three and nine months ended September 27, 2015 included $5.3 and $17.1 million related to assumed Spansion stock options and RSUs respectively.

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Cash proceeds from the issuance of shares under the employee stock plans were approximately $2.3 million and $35.5 million for the three and nine months ended September 27, 2015 and $14.2 million and $26.7 million for the three and nine months ended September 28, 2014. The Company did not recognize a tax benefit from stock option exercises for the three and nine months ended September 27, 2015 or September 28, 2014.

As of September 27, 2015 and December 28, 2014, stock-based compensation capitalized in inventories totaled $3.9 million and $2.0 million, respectively.

The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Stock options	$341	$2,380	$1,609	$5,101
Restricted stock units	20,038	8,720	58,808	34,297
Employee Stock Purchase Plan (“ESPP”)	4,575	1,182	11,001	4,023
Total stock-based compensation expense	$24,954	$12,282	$71,418	$43,421

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the unrecognized stock-based compensation expense, net of estimated forfeitures, by type of awards:

	As of
	September 27, 2015	Weighted- Average Amortization Period
	(In thousands)	(In years)
Stock options	$3,369	1.38
Restricted stock units	107,929	1.75
ESPP	9,883	0.84
Total unrecognized stock-based compensation balance	$121,181	1.66

Equity Incentive Program

As of September 27, 2015, approximately 35.3 million stock options, or 23.5 million RSUs/PSUs, were available for grant under the 2013 Stock Plan, the 2010 Equity Incentive Award Plan (formerly the Spansion 2010 Equity Incentive Award Plan) and the 2012 Incentive Award Plan (formerly the Ramtron Plan).

Stock Options

As a part of the Merger, Cypress assumed all outstanding Spansion options and these options were converted into options to purchase Cypress common stock at the agreed upon conversion ratio. The exercise price per share for each assumed Spansion option is equal to exercise price per share of Spansion option divided by 2.457.

The following table summarizes the Company's stock option activities:

	Shares	Weighted- Average Exercise Price Per Share
	(In thousands, except per-share amounts)
Options outstanding as of December 28, 2014	14,463	$9.24
Options assumed as a part of the Merger	8,976	$12.86
Exercised	(1,649)	$5.88
Forfeited or expired	(140)	$10.92
Options outstanding as of March 29, 2015	21,650	$7.83
Granted	—	$—
Exercised	(3,092)	$5.63
Forfeited or expired	(272)	$13.45
Options outstanding as of June 28, 2015	18,286	$8.12
Granted	—	$—
Exercised	(357)	$6.30
Forfeited or expired	(589)	$12.78
Options outstanding as of September 27, 2015	17,340	$8.00
Options exercisable as of September 27, 2015	14,488	$7.30

The weighted-average grant-date fair value of the options granted during the three and nine months ended September 28, 2014 was $2.22 and $2.20, respectively. There were no options granted for the three and nine months ended September 27, 2015.

The aggregate intrinsic value of the options outstanding and options exercisable as of September 27, 2015 was approximately $38.4 million and $38.3 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of September 27, 2015.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was approximately $1.6 million and $40.3 million during the three and nine months ended September 27, 2015, and approximately $14.0 million and $17.9 million during the three and nine months ended September 28, 2014.

The total number of exercisable in-the-money options was approximately 8.5 million shares as of September 27, 2015.

As of September 27, 2015, stock options vested and expected to vest totaled approximately 17.1 million shares, with a weighted-average remaining contractual life of 3.3 years and a weighted-average exercise price of $7.95 per share.

Restricted Stock Units (RSUs) and Performance-Based Restricted Stock Units (PSUs)

The following table summarizes the Company's RSU/PSU activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of December 28, 2014	7,835	$10.98
Granted and assumed	6,982	$15.45
Released	(1,362)	$14.54
Forfeited	(1,768)	$10.71
Balance as of March 29, 2015	11,687	$12.82
Granted	2,523	$14.49
Released	(847)	$13.10
Forfeited	(606)	$11.92
Balance as of June 28, 2015	12,757	$13.23
Granted	231	$11.32
Released	(504)	$12.47
Forfeited	(801)	$12.42
Balance as of September 27, 2015	11,683	$13.54

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

As a part of the Merger, the Company has assumed the leases that were entered into by Spansion. This includes Spansion's lease for office space in San Jose, California for a new headquarters entered into on May 22, 2014, which is no longer required. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The initial term of the lease commenced on January 1, 2015 and expires on December 31, 2026. During the nine months ended September 27, 2015, the Company accrued $17.6 million for the remaining lease obligations, net of estimated sublease income, for this facility as it decided it would not occupy it and the facility would have no future economic benefit to the Company. The charges related to this accrual are included in Restructuring and Other in the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 27, 2015.

As of September 27, 2015, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2015 (remaining three months)	$3,732
2016	14,713
2017	11,622
2018	7,219
2019	4,885
2020 and thereafter	27,600
Total	$69,771

Capital Leases

In 2011, the Company entered into capital lease agreements which allow it to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. As of September 27, 2015, the gross value and net book value of manufacturing equipment purchased under these capital leases were approximately $20.5 million and $12.4 million, respectively. As of September 27, 2015, the total minimum lease payments under these capital leases amounted to approximately $7.8 million.

Assets purchased under all capital leases are included in “Property, plant and equipment, net” on the Company's Condensed Consolidated Balance Sheet.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Future minimum payments by year under all the capitalized leases consist of the following:

Fiscal Year	(In thousands)
2015 (remaining three months)	$785
2016	6,582
2017	599
Total minimum lease payments	7,966
Less: amount representing interest	174
Total	$7,792

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

The following table presents the Company's warranty reserve activities:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Beginning balance	$2,370	$3,267	$2,370	$2,628
Warranties assumed as part of the Merger	1,663	—	1,254	—
Settlements made	(512)	(681)	(1,064)	(1,221)
Provisions	762	146	1,723	1,325
Ending balance	$4,283	$2,732	$4,283	$2,732

Equity Investment Commitments

The Company has committed to purchase additional preferred stock from a company that works in the area of advanced battery storage.  In the third quarter of fiscal 2015, the Company invested an additional $6.0 million in this company. Subject to the attainment of certain milestones, the Company intends to purchase additional preferred stock of this company.

Litigation and Asserted Claims

In a matter associated with Ramtron International Corporation (“Ramtron”), a wholly owned subsidiary of Cypress, bankruptcy proceedings are ongoing in Italy where the trustee for four bankrupt entities of Finmek S.pA. is seeking refunds of payments made by Finmek to Ramtron prior to Finmek’s bankruptcy in 2004. In November 2014, one of the courts presiding over these proceedings found that two payments should be refunded to Finmek, which currently total approximately $0.6 million, including interest and fees. We believe this ruling was made in error and intend to appeal this decision. The current stage of the proceedings and appellate process prevent an accurate prediction of the amount of an award, if any, in the trustee’s favor.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Pursuant to a confidential settlement agreement, the Company’s six-patent infringement case against LG Electronics, Inc. (“LG”) (Case No. 13-cv-04034-SBA), which was filed in August 2013, and the six petitions filed by LG for inter partes review of the asserted patents were settled effective as of July 28, 2015.  The settlement did not have a material impact on the Company’s Condensed Consolidated financial statements.

The Company has reached a settlement in the pending class action claims in three Canadian provinces relating to the original SRAM class action case that was resolved in the United States in 2010. As with the case in the United States, the Company is confident that it has not engaged in any antitrust activity, however given that it was the last remaining defendant and the cost of continued litigation would far exceed the cost of a nominal settlement, the Company agreed to settle the case and court approval of that settlement is in progress.  The settlement did not have a material impact on the Company’s Condensed Consolidated financial statements.

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

The Company is involved in various trademark opposition proceedings with Kingston Technology Corporation (“Kingston”) concerning Kingston’s “HYPERX” trademark and the Company’s “HYPERRAM trademark.  These proceedings are in the early stages, preventing an accurate assessment of potential outcomes.

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

It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments we have made under these agreements have not had a material effect on our business, financial condition or results of operations. Management believe that if the Company were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of September 27, 2015, the Company had no reason to believe a loss exceeding amounts already recognized had been incurred.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11. DEBT AND EQUITY TRANSACTIONS

Senior Secured Revolving Credit Facility

On March 12, 2015, the Company amended and restated its existing senior secured revolving credit facility ("Credit Facility") and increased the size of the Credit Facility from $300 million to $450 million. The restated agreement also contains an option permitting the Company to arrange additional commitments of $250 million and specifies that the proceeds of these loans may be used for working capital, acquisitions, stock repurchases and general corporate purposes. The borrowings under the Credit Facility will bear interest, at the Company's option, at an adjusted base rate plus a spread of 1.25%, or an adjusted LIBOR rate plus a spread of 2.25%. The borrowings under the Credit Facility are collateralized by substantially all of the Company's assets. The financial covenants were amended to include the following conditions: 1) maximum total leverage ratio of 3.50 to 1.00 through January 1, 2017, and 3.00 to 1.00 thereafter, 2) minimum fixed charge coverage ratio of 1.00 to 1.00. At September 27, 2015, the Company's outstanding borrowings of $449.0 million were recorded as part of long-term liabilities and are presented as “Long-term revolving credit facility” on the Condensed Consolidated Balance Sheet.  In connection with the amendment and restatement on March 12, 2015, the Company wrote-off the capitalized financing costs relating to its previous facility and recorded $0.9 million in restructuring charges. The Company also incurred financing costs of $2.3 million to the new lenders of the Credit Facility which has been capitalized and recognized in other long-term assets on the Condensed Consolidated Balance Sheet. These costs will be amortized over the life of the Credit Facility.

As of September 27, 2015, the Company was in compliance with all of the financial covenants under the Credit Facility.

On October 20, 2015, the Company entered into an amendment (the “Amendment”) to the existing Senior Secured Revolving Credit Facility (the “Credit Facility”) pursuant to which the amount of uncommitted incremental loans that may be borrowed under the previous agreement was increased from $250 million to $650 million (the “Incremental Availability”).  Refer Note 17 for further details.

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

As of September 27, 2015, the Notes are exchangeable for 181.9687 shares of common stock per $1,000 principal amount of the Notes (equivalent to an exchange price of approximately $5.50) subject to adjustments for dividends, anti-dilutive issuances and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock and liquidation, consolidation or merger of the Company. According to the Indenture, a change in control occurs when a person or group becomes the beneficial owner directly or indirectly, of more than 50% of the Company’s common stock. In the case of a consolidation or merger, if the surviving entity continues to be listed, no change of control will be triggered. Prior to June 1, 2020, the Notes will be exchangeable under certain specified circumstances as described in the Indenture.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The net carrying amount of liability component of the Notes as of September 27, 2015 consists of the following:

(in thousands)
Principal amount	$150,000
Settlement due to notice from bondholder	(10)
Unamortized debt discount	(19,040)
Net carrying value	$130,950

The following table presents the interest expense recognized on the Notes during the three and nine months ended September 27, 2015:

	Three Months Ended	Nine Months Ended
	September 27, 2015
	(in thousands)
Contractual interest expense at 2% per annum	$744	$1,633
Accretion of debt discount	823	1,806
Total	$1,567	$3,439

Capped Calls

In connection with the Notes, Spansion had entered into capped call transactions in fiscal 2013 with certain bank counterparties to reduce the potential dilution to their common stock upon exchange of the Notes. The fair value of the capped call assumed as a part of the Merger was $25.3 million. In March 2015, the Company and the counterparties agreed to terminate and unwind the capped calls and the Company received a cash settlement of $25.3 million which has been recorded as a credit to additional paid-in-capital on the Condensed Consolidated Balance Sheet as of September 27, 2015.

Equipment Loans

In December 2011, the Company obtained equipment loans from a financial institution for an aggregate amount of approximately $14.1 million which are collateralized by certain manufacturing equipment and bear interest of 3.15% to 3.18% per annum payable in 60 equal installments with the first installment due January 2012. Of the $3.7 million outstanding balance as of September 27, 2015, approximately $3.0 million was recorded as part of “Other current liabilities” and $0.8 million was recorded as part of “Other long-term liabilities” on the Condensed Consolidated Balance Sheet.

The schedule of principal payments under these equipment loans is as follows:

Fiscal Year	(In thousands)
2015 (remaining three months)	$2,985
2016	756
Total	$3,741

Stock Buyback Program

For the three months and nine months ended September 27, 2015, the Company made repurchases under this program of approximately $24,257 and $10.5 million, respectively.  Since the Company announced its $400 million stock buyback program in September 2011 through the end of the third quarter of fiscal 2015, it used approximately $327.4 million from this program to repurchase approximately 24.4 million shares at an average share price of $13.41. As of September 27, 2015, the total remaining dollar amount of shares that may be repurchased under the program was approximately $72.6 million.

On October 20, 2015, the Company entered into a new $450 million stock buyback program.  In connection with the approval of the new share repurchase plan, the share repurchase plan previously approved in September 2011 was terminated.  As of November 5, 2015, the Company has repurchased a total of 3.1 million shares for a total cost of $31.5 million under the new program. Refer Note 17 for further details.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Dividends

On August 5, 2015, the Company's Board of Directors approved a cash dividend of $0.11 per share payable to holders of record of its common stock at the close of business day on September 24, 2015. This cash dividend was paid on October 15, 2015 and totaled approximately $36.9 million which was accrued for and shown as “Dividends payable” on the Condensed Consolidated Balance Sheet as of September 27, 2015.

Future Debt Payments

For each of the next five years and beyond, the scheduled maturities of the Company's debt including interest as of September 27, 2015, are as follows:

Fiscal Year	(In thousands)
2015 (remaining three months)	$2,761
2016	14,045
2017	14,045
2018	14,045
2019	14,045
2020 and beyond	601,990
Total	$660,931

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were as follows:

	Net unrealized gains (loss) on investments	Cumulative translation adjustment and other	Accumulated other comprehensive income (loss)
	(in thousands)
Balance as of December 28, 2014	$(52)	$6	$(46)
Other comprehensive income (loss) before reclassification	(803)	—	$(803)
Amounts reclassified to earnings	582	—	$582
Balance as of September 27, 2015	$(273)	$6	$(267)

NOTE 13. FOREIGN CURRENCY DERIVATIVES

The Company enters into multiple foreign exchange forward contracts to hedge certain operational exposures resulting from movements in Japanese yen and euro exchange rates.  The Company does not enter into derivative securities for speculative purposes. The Company’s hedging policy is designed to mitigate the impact of foreign currency exchange rate movements on its operating results. Some foreign currency forward contracts were considered to be economic hedges that were not designated as hedging instruments while others were designated as cash flow hedges. Whether designated or undesignated, these forward contracts protect the Company against the variability of forecasted foreign currency cash flows resulting from revenues, expenses and net asset or liability positions designated in currencies other than the U.S. dollar.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

At September 27, 2015, the Company had outstanding forward contracts to buy approximately ¥918.0 million for $8.0 million.

Non-designated hedges

Total notional amounts of outstanding contracts were as summarized below:

Buy / Sell	September 27, 2015
(in millions)
Japanese Yen / US dollar	¥2,668 / $22.4
US dollar / EUR	$2.5/€2.1

The effect of derivative instruments in the Condensed Consolidated Statements of Operations for the three months and nine months ended September 27, 2015 was immaterial. The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of September 27, 2015 were immaterial.

NOTE 14. INCOME TAXES

The Company's income tax expense was $2.3 million and $1.2 million for the three months ended September 27, 2015 and September 28, 2014, respectively. The tax expense was $1.2 million and the tax benefit was $3.0 million for the nine months ended September 27, 2015 and September 28, 2014, respectively. The tax expense for the first nine months of 2015 was primarily a result of non-U.S. income taxes on income earned in foreign jurisdictions offset by the tax impact of accounting for certain acquired assets and liabilities as a result of the Merger resulting in $5.3 million  of the Company’s valuation allowance being released.  The tax benefit for the first nine months of fiscal 2014 was primarily attributable to a release of previously accrued taxes and interest for the resolution of a foreign examination and expired statutes of limitations in domestic and foreign jurisdictions, offset by non-U.S. taxes on income earned in foreign jurisdictions.

Unrecognized Tax Benefits

As of September 27, 2015 and December 28, 2014, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate totaled $30.6 million and $12.9 million, respectively.

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

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which we do business. The Company believes it is reasonably possible that we may recognize up to approximately $4.1 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential impact, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any impact related to this issue as of September 27, 2015.

Classification of Interest and Penalties

The Company classifies interest and penalties, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of September 27, 2015 and December 28, 2014, the amount of accrued interest and penalties totaled $9.1 million and $3.0 million, respectively.

NOTE 15. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands, except per-share amounts)
Net income (loss) attributable to Cypress	$30,312	$12,840	$(306,537)	$14,433
Weighted-average common shares	335,299	159,759	289,197	157,594
Weighted-average diluted shares	357,657	166,481	289,197	166,000
Net income (loss) per share—basic	$0.09	$0.08	$(1.06)	$0.09
Net income (loss) per share—diluted	$0.08	$0.08	$(1.06)	$0.09

For the three months ended September 27, 2015 and September 28, 2014, approximately 8.8 million and 8.4 million weighted average potentially dilutive securities, respectively, were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive. For the nine months ended September 27, 2015 and September 28, 2014, approximately 3.3 million and 8.7 million weighted average potentially dilutive securities, respectively, were excluded in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.

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

PSD: Programmable Systems Division

PSD focuses on high-performance, programmable solutions. The programmable portfolio includes high-performance Traveo™ automotive microcontrollers, PSoC® programmable system-on-chip products, ARM® Cortex®-M4, -M3, -M0+ microcontrollers and R4 CPUs, analog PMIC Power Management ICs, CapSense® capacitive-sensing controllers, TrueTouch® touchscreen and fingerprint reader products, and PSoC Bluetooth Low Energy solutions for the Internet of Things. Effective March 12, 2015, PSD added Spansion’s microcontroller and analog products.

MPD: Memory Products Division

MPD focuses on high-performance serial and parallel NOR Flash memories, NAND Flash memories, static random access memory (SRAM), and high-reliability F-RAM™ ferroelectric memory devices. Its purpose is to enhance our position in these products and invent new products and derivatives. Effective March 12, 2015, MPD added Spansion’s Flash memory products.

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

ETD: Emerging Technologies Division	Also known as our “startup” division, ETD includes subsidiaries AgigA Tech Inc. and Deca Technologies Inc., as well as our foundry business and other development-stage activities.

The following tables set forth certain information relating to the reportable business segments.

Revenue

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Programmable Systems Division	$178,503	$68,750	$456,127	$212,773
Memory Products Division	254,647	92,179	618,482	259,084
Data Communications Division	17,617	19,091	55,270	52,670
Emerging Technologies Division	13,043	7,496	27,846	16,873
Total revenue	$463,810	$187,516	$1,157,725	$541,400

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Income (Loss) before Income Taxes

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Programmable Systems Division	$(58,828)	$(5,655)	$(65,803)	$(13,807)
Memory Products Division	58,246	37,694	45,509	99,204
Data Communications Division	(4,116)	(1,364)	(10,261)	(7,168)
Emerging Technologies Division	163	(2,574)	(5,835)	(10,189)
Unallocated items:
Stock-based compensation	(24,956)	(12,282)	(71,420)	(43,422)
Amortization of acquisition-related intangibles	(34,271)	(1,701)	(103,978)	(9,052)
Restructuring charges	(2,924)	238	(88,678)	1,252
Gain on divestiture of TrueTouch® Mobile business	66,472	-	66,472	—
Changes in value of deferred compensation plan	50	(288)	(1,137)	(1,110)
Impact of purchase accounting and other	32,258	(283)	(71,975)	(5,253)
Income (loss) before income taxes	$32,094	$13,785	$(307,106)	$10,455

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

Depreciation

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Programmable Systems Division	$2,449	$3,518	$8,183	$10,500
Memory Products Division	27,007	3,946	60,551	11,863
Data Communications Division	374	881	1,534	2,548
Emerging Technologies Division	6,835	1,748	16,784	4,791
Total depreciation	$36,665	$10,093	$87,052	$29,702

Geographical Information

The following table presents revenues by geographical locations:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
United States	$48,100	$24,047	$124,249	$66,850
Europe	36,572	26,407	120,905	74,528
Asia:
China	124,424	75,950	328,786	225,166
South Korea	16,011	17,636	50,923	58,021
Japan	148,687	15,963	343,595	46,549
Rest of the World	90,016	27,513	189,267	70,286
Total revenue	$463,810	$187,516	$1,157,725	$541,400

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	September 27, 2015	December 28, 2014
	(In thousands)
United States	$291,214	$128,544
Philippines	91,719	90,641
Thailand	41,133	—
Japan	11,056	67
Other	23,918	18,511
Total property, plant and equipment, net	$459,040	$237,763

The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, our chief operating decision maker does not review asset information on a segment basis.

Customer Information

Outstanding accounts receivable from four of the Company's distributors, accounted for 45%, 20%, 18% and 12% of its consolidated accounts receivable as of September 27, 2015. Outstanding accounts receivable from three of the Company's distributors, accounted for 12%, 11% and 9% of its consolidated accounts receivable as of December 28, 2014.

Revenue generated through one of the Company's distributors accounted for 27% of its consolidated revenue for the three months ended September 27, 2015. Revenue generated through two of the Company's distributors accounted for 25% and 10% of its consolidated revenue for the nine months ended September 27, 2015. No end customer accounted for 10% or more of the Company's revenues for the three and nine months ended September 27, 2015.

Revenue generated through two of the Company's distributors accounted for 11% and 11% of its consolidated revenue for the three months ended September 28, 2014.  Revenue generated through three of the Company's distributors accounted for 11%, 11% and 10% of its consolidated revenue for the nine months ended September 28, 2014.  One end customer which purchases the Company's products both from its distributors and directly from the Company accounted for 8% and 10% of its consolidated revenue for the three and nine months ended September 28, 2014, respectively.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 17. SUBSEQUENT EVENTS

Amendment to the Senior Secured Revolving Credit Facility

On October 20, 2015, the Company entered into an amendment (the “Amendment”) to the existing Senior Secured Revolving Credit Facility (the “Credit Facility”) pursuant to which the amount of uncommitted incremental loans that may be borrowed under the previous agreement was increased from $250 million to $650 million (the “Incremental Availability”).   The Amendment provided that $400 million of such incremental loans must be borrowed prior to December 18, 2015.  Such incremental loans may take the form of revolving loans or term loans. The Credit Facility, as amended, provides for a $450 million revolving credit facility and generally contains the same representations and warranties, covenants, and events of default that it contained prior to the effectiveness of the Amendment. The Amendment did not change the interest rate or maturity applicable to the Credit Facility and the Credit Facility remains guaranteed by certain present and future wholly-owned material domestic subsidiaries of the Company (the “Guarantors”) and secured by a security interest in substantially all assets of the Company and the Guarantors.

The proceeds of the loans made under the Credit Facility may be used for working capital, acquisitions, stock repurchases and general corporate purposes. As of the filing date of  this Form 10-Q, $365.7 million aggregate principal amount of loans and letters of credit are outstanding under the Credit Facility and  none of the Incremental Availability has been used.

Approval of a New $450 Million Stock Buyback Program

On October 20, 2015, the Company approved a new share repurchase plan pursuant to which it is authorized to repurchase its common stock in an aggregate amount not to exceed $450 million. In connection with the approval of the new share repurchase plan, the share repurchase plan previously approved in September 2011 was terminated.  The new share repurchase plan may be funded all or in part by term loans under the Amended Credit Facility. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice and in compliance with legal and regulatory requirements.  As of November 5, 2015, the Company has repurchased a total of 3.1 million shares for a total cost of $31.5 million under the new program.

Yield Enhancement Program

In October 2015, the Company entered into a short-term yield enhanced structured agreement by paying cash totaling $20 million. The Company expects to settle this agreement through the receipt of Cypress common stock or cash in early December 2015.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the financial results of legacy Spansion beginning March 12, 2015. The comparability of our operating results for the three and nine months ended September 27, 2015 to the same period in fiscal 2014 is significantly impacted by our Merger. In our discussion and analysis of comparative periods, we have quantified the contribution of additional revenue or expense resulting from this transaction wherever such amounts were material and identifiable. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

Divestiture of TrueTouch® Business

On August 1, 2015, we completed the sale of the TrueTouch® Mobile touchscreen business, which is a business unit within our Programmable Systems Division, to Parade Technologies (“Parade”) for total cash proceeds of approximately $98.6 million pursuant to the definitive agreement signed on June 11, 2015. Of the total cash proceeds, $10.0 million are held in an escrow account until January 2017 subject to any indemnity claims on post-closing adjustments, per the terms of the agreement.   Post-sale, Cypress will continue to provide TrueTouch® solutions to its automotive, industrial and home appliance customers and to its mobile customers. In connection with the transaction, we sold certain assets associated with the disposed business mostly consisting of inventory with a net book value of approximately $10.5 million and recognized a gain of $66.5 million in the third fiscal quarter of fiscal 2015. This gain has been presented as a separate line item "Gain on divestiture of TrueTouch® Mobile business" in the Condensed Consolidated Statements of Operations.

Also in connection with the transaction, we entered into a Manufacturing Service Agreement (MSA) in which we agreed to sell finished wafers and devices to Parade during the one-year period following the close of the transaction.  The terms of the MSA indicated that we would sell finished products to Parade at agreed-upon prices that were considered below fair market value, indicating that there was an embedded fair value that would be realized by Parade through those terms.  Accordingly, we have allocated approximately $19.9 million from the $98.6 million proceeds to the fair value of the MSA based on the forecasted wafer sales to Parade for the subsequent one-year period5.  Such amount was deferred on our consolidated balance sheet initially and is being amortized to revenue as we sell products to Parade.  During the three months ended September 27, 2015, we recognized approximately $1.2 million of revenue from amortization of such deferred revenue.

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

PSD: Programmable Systems Division

PSD focuses on high-performance, programmable solutions. The programmable portfolio includes high-performance Traveo™ automotive microcontrollers, PSoC® programmable system-on-chip products, ARM® Cortex®-M4, -M3, -M0+ microcontrollers and R4 CPUs, analog PMIC Power Management ICs, CapSense® capacitive-sensing controllers, TrueTouch® touchscreen and fingerprint reader products, and PSoC Bluetooth Low Energy solutions for the Internet of Things. Effective March 12, 2015, PSD added Spansion’s microcontroller and analog products.

MPD: Memory Products Division

MPD focuses on high-performance serial and parallel NOR Flash memories, NAND Flash memories, static random access memory (SRAM), and high-reliability F-RAM™ ferroelectric memory devices. Its purpose is to enhance our position in these products and invent new products and derivatives. Effective March 12, 2015, MPD added Spansion’s Flash memory products.

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

Our primary focus is profitable growth in our key markets. With the addition of the legacy Spansion business, we plan to capitalize on our expanded product portfolio and leadership positions in embedded processing and specialized memories to significantly extend our penetration of global markets such as automotive, industrial, consumer, communications, wearable electronics and the Internet of Things. Our revenue model is based on the following product and market strategies: (a) increasing market share in our memory products by leveraging our market position and expanding our portfolio with new and complementary products, (b) growing revenue from our high-performance, programmable solutions and derivatives including Cypress’s PSoC programmable system-on-chip products and Spansion’s microcontrollers in the automotive and industrial markets, (c) increasing our DCD revenue through the introduction of new products such as USB Type-C solutions, SuperSpeed USB 3.0 peripheral controllers and Bluetooth® Low Energy solutions that leverage Cypress’s PRoC™ programmable radio-on-chip technology for the Internet of Things and other applications, and (d) significant revenue growth from ETD, which includes our internal startup companies. For profitability, our focus is to integrate the acquired Spansion business successfully and realize the anticipated product cost and operational cost synergies. Our integration effort includes the re-focusing of portions of legacy Spansion business to higher-margin opportunities, particularly in the Flash memory business segment. We monitor our operating expenses closely to improve our operating leverage as driven by various company-wide initiatives, including our World Class Cost program to continuously reduce cost line items as well as a Human Resources effort to reduce redundancy and improve efficiency across the company.

In order to achieve our goals on revenue growth and profitability, Cypress will continue to pursue the following strategies:

•

Successfully integrate our business with Spansion. We are committed to integrating the business of Cypress and Spansion successfully to realize the anticipated cost synergies and improve the bottom line.

•	Cross-sell products from Cypress’s expanded product portfolio in the wake of the Spansion Merger. We will continue to take advantage of product and business synergies and grow our top-line revenue.

•	Focus on large and growing markets. We will continue to pursue business opportunities in large and growing markets, particularly the automotive and industrial markets.
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

•

Identify and exit legacy or non-strategic, underperforming businesses. We will continue to monitor and, if necessary, to exit certain business units that are inconsistent with our future initiatives and long-term financial plans so that we can focus our resources and efforts on our core programmable and proprietary business model. The sale of our TrueTouch® mobile touchscreen business to Parade Technologies, Ltd. during the third quarter of 2015 is an example of this business strategy.

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

Results of Operations

Revenues

Our total revenues increased by approximately $276.3 million or 147.3% in the three months ended September 27, 2015 compared to the same period in the prior year. For the three months ended September 27, 2015, approximately $299.6 million of the increase was attributable to revenue contributions from the acquired Spansion business which is included in the PSD and MPD divisions. The overall increase was partially offset by decrease in revenue from TrueTouch® Mobile business as a result of divestiture of the business on August 1, 2015. The overall average selling price of our products, including Spansion products, for the three months ended September 27, 2015 was $1.23. Excluding Spansion products, our ASP for the three months ended September 27, 2015 was $1.15, which increased by $0.03 compared with the same period in the prior year.

Our total revenues increased by approximately $616.3 million or 113.8% in the nine months period ended September 27, 2015 compared to the same period in the prior year. For the nine months ended September 27, 2015, approximately $655.3 million of the increase was attributable to revenue contribution from the acquired Spansion business which is included in the PSD and MPD divisions.  The increase was partially offset by decrease in revenue from TrueTouch® Mobile business as a result of divestiture of the business on August 1, 2015. Excluding Spansion products, the overall average selling price of our products for the nine months ended September 27, 2015 increased to $1.13 from $1.10 for the same period one year ago.

Consistent with our accounting policies and generally accepted accounting principles, we have historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. We continually reassess our ability to reliably estimate the ultimate price of these products and, over the past several years, we have made investments in our systems and processes around our distribution channel to improve the quality of the information we receive from our distributors. Given these ongoing investments, and based on the financial framework we use for estimating potential price adjustments, beginning in the fourth quarter of 2014, we concluded that we have become able to reasonably estimate returns and pricing concessions on certain product families and with certain distributors, and recognized revenue at the time we shipped these specific products to the identified distributors, less our estimate of future price adjustments and returns. During the three months ended September 27, 2015, we recognized an incremental $17.3 million of revenue on additional product families for which revenue was previously recognized on a sell-through basis as we determined that we could reasonably estimate returns and pricing concessions at the time of shipment to distributors.  This change resulted in a benefit to net income of approximately $9.4 million for the three months ended September 27, 2015, or $0.03 per basic and diluted share. During the nine months ended September 27, 2015, we recognized approximately $39.1 million of incremental revenue from this change in revenue recognition, which resulted in a benefit to net income of approximately $21.4 million for the nine months ended September 27, 2015, or approximately $0.07 per basic and diluted shares.

The following table summarizes our consolidated revenues by segments:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Programmable Systems Division	$178,503	$68,750	$456,127	$212,773
Memory Products Division	254,647	92,179	618,482	259,084
Data Communications Division	17,617	19,091	55,270	52,670
Emerging Technologies Division	13,043	7,496	27,846	16,873
Total revenue	$463,810	$187,516	$1,157,725	$541,400

Programmable Systems Division:

Revenues from the Programmable Systems Division increased by approximately $109.8 million or 159.6% in the three months ended September 27, 2015 and approximately $243.4 million or 114.4% in the nine months ended September 27, 2015, respectively, compared to the same prior-year periods. The increase was primarily due to the $125.6 million and $284.4 million of revenue contribution from the Spansion microcontroller and analog business for the three and nine months ended September 27, 2015, respectively. Excluding the impact of Spansion revenues, PSD decreased by $15.8 million and $41.0 million in the three and nine months ended September 27, 2015, or 23.0% and 19.3%, compared to the same prior-year period primarily due to weakness in our end customers’ handset/mobile business demand and decrease in revenue from TrueTouch® Mobile business as a result of divestiture of the business on August 1, 2015. The decrease was partially offset by an increase in sales of PSD products to the automotive applications, where we experienced a ramp in volume from recent design wins.

Memory Products Division:

Revenues from the Memory Products Division increased by approximately $162.5 million or 176.3%, in the three months ended September 27, 2015 and approximately $359.4 million or138.7% in the nine months ended September 27, 2015, respectively, compared to the same prior-year period. The increase was due to $174.0 million and $370.9 million of revenue contribution from the Spansion flash memory business for the three and nine months ended September 27, 2015, respectively.  Excluding the impact of Spansion revenues, MPD decreased by $11.6 million and $11.5 million in the three and nine months ended September 27, 2015, or 12.5% and 4.4% compared to the same prior-year period.  The decrease in the three month comparison was primarily driven by sales decrease in the communication market segment.

Data Communications Division:

Revenues from the Data Communications Division decreased by approximately $1.5 million or 7.7% in the three months ended September 27, 2015 compared to the same prior-year period.  For the nine months ended September 27, 2015, revenues increased by approximately $2.6 million or 4.9% compared to the same prior-year period.  The increase was driven by the consumer and industrial market segments.

Emerging Technologies Division:

Revenues from the Emerging Technologies Division increased by approximately $5.5 million or 74.0% and approximately $11.0 million or 65.0% in the three and nine months ended September 27, 2015 compared to the same prior-year period primarily due to the overall increase in demand at all of our Emerging Technologies companies. The increase was also attributable to increase in our Foundry revenues as we began selling products to Parade Technologies in August 2015 under the Manufacturing Services Agreement, which was signed in connection with our disposition of TrueTouch® Mobile business.

Cost of Revenues/Gross Margins

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
Cost of revenues	$303,434	$90,633	$900,969	$271,425
Gross margin	34.6%	51.7%	22.2%	49.9%

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

Our gross margin was 34.6% for the three months ended September 27, 2015 and 51.7% for the three months ended September 28, 2014. The decrease in gross margin for the three months ended September 27, 2015 was due to the effect of having legacy Spansion products in our product mix, which historically had lower gross margins compared to legacy Cypress products. Our gross margin for the three months ended September 27, 2015 was negatively impacted by lower utilization at our fabs as we made efforts to reduce our inventory levels during the quarter, which we expect to continue through the second half of fiscal 2016. Total charges to cost of sales for inventory provisions totaled $13.7 million for the three months ended September 27, 2015 and $7.2 million for the three months ended September 28, 2014, unfavorably impacting our gross margin by 3.0% and 3.8%, respectively.  Sales of inventory that was previously written-off or written-down totaled $13.9 million for the three months ended September 28, 2015 and $1.6 million for the three months ended September 28, 2014, favorably impacting our gross margin by 3.0%, and 0.8%, respectively. Our gross margin for the three months ended September 27, 2015 was also impacted by $6.8 million of amortization of fair value adjustments relating to acquired legacy Spansion inventory.

Our gross margin was 22.2% for the nine months ended September 27, 2015 and 49.9% for the nine months ended September 28, 2014. The decrease in gross margin for the nine months ended September 27, 2015 was primarily due to additional inventory reserves which were recorded on inventory assumed as a part of the Merger. The additional reserves on inventory were recognized as part of our strategy to focus on high margin, profitable business as a combined company. Total charges to cost of sales for inventory provisions totaled $151.8 million for the nine months ended September 27, 2015 and $14.2 million for the for the nine months ended September 28, 2014, unfavorably impacting our gross margin by 13.1% and 2.6%, respectively. Sales of inventory that was previously written-off or written-down totaled $6.2 million for the nine months ended September 27, 2015 and $2.2 million for the nine months ended September 28, 2014, favorably impacting our gross margin by 0.5%, and 0.4%, respectively. As a result, the overall net effect on our gross margin from inventory provisions and sales of items previously written down was an unfavorable impact of 12.6% for the nine months ended September 27, 2015 and 2.2% for the nine months ended September 28, 2014. Our gross margin for the nine months ended September 27, 2015 was also impacted by $75.1 million of amortization, net of reserves, of fair value adjustments relating to acquired legacy Spansion inventory.

Research and Development (“R&D”) Expenses

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
R&D expenses	$75,960	$38,626	$207,709	$124,883
As a percentage of revenues	16.3%	20.6%	17.9%	23.1%

R&D expenditures increased by $37.3 million in the three months ended September 27, 2015 compared to the same prior-year period. The increase was mainly attributable to $33.8 million of additional expenses due to the Merger, primarily comprised of $18.1 million of labor costs due to additional headcount, $8.0 million of building, repairs and other overhead expenses, $2.1 million of material costs on R&D projects, $4.6 million of professional services related to Information technology and legal fees related to patent filings and $5.6 million of increase in stock-based compensation expense.  These were partially offset by $1.1 million of decrease in employee deferred compensation expense due to decline in the value of assets held under the employee deferred compensation plan.

R&D expenditures increased by $82.8 million in the nine months ended September 27, 2015 compared to the same prior-year period. The increase was mainly attributable to $76.9 million of additional expense due to the Merger, primarily comprised of $43.4 million of labor costs due to additional headcount, $15.1 million of building, repairs and other overhead expenses, $6.1 million of material costs on R&D projects, $6.8 million of professional services related to Information technology and legal fees related to patent filings and $6.5 million of increase in stock-based compensation expense. These were partially offset by $1.3 million of decrease in employee deferred compensation expense due to decline in the value of assets held under the employee deferred compensation plan.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In thousands)
SG&A expenses	$76,159	$41,119	$238,459	$125,787
As a percentage of revenues	16.4%	21.9%	20.6%	23.2%

SG&A expenses increased by $35.0 million in the three months ended September 27, 2015 compared to the same prior-year period. The increase was mainly due to $28.5 million of expense from the Merger, primarily comprised of $14.0 million of labor costs due to additional headcount, $10.6 million of building, supplies, repairs and other overhead expenses, and $1.9 million of professional services expense related to information technology, legal and finance.  Additionally, we also incurred $3.1 million of costs for travel and facilities as well as professional fees for legal services related to the Merger integration activities and $7.0 million of increase in stock-based compensation expense primarily related to the 2015 PARS grants.  These were partially offset by $2.0 million of decrease in employee deferred compensation expense due to decline in the value of assets held under the employee deferred compensation plan.

SG&A expenses increased by $112.7 million in the nine months ended September 27, 2015 compared to the same prior-year period. The increase was mainly due to $79.7 million of expense from the Merger, primarily comprised of $37.3 million of labor costs due to additional headcount, $28.1 million of building, supplies, repairs and other overhead expenses, and $8.7 million of professional services expense related to information technology, legal and finance.  Additionally, we also incurred $21.6 million of costs for travel and facilities as well as professional fees for legal services related to the Merger integration activities and $19.1 million of increase in stock-based compensation expense primarily related to the 2015 PARS grants.  These were partially offset by $2.7 million of decrease in employee deferred compensation expense due to decline in the value of assets held under the employee deferred compensation plan and approximately $2.7 million of decreases in other SG&A expenses.

Amortization of acquisition-related intangible assets

Amortization expense increased by $29.1 million in the three months ended September 27, 2015 compared to the same period in the prior year mainly due to the amortization on the intangibles acquired in connection with the Merger.

Amortization expense increased by $68.8 million in the nine months ended September 27, 2015 compared to the same period in the prior year mainly due to the amortization on the intangibles acquired in connection with the Merger of $69.7 million.

Restructuring

Spansion Integration-Related Restructuring Plan

In March 2015, we began the implementation of planned cost reduction and restructuring activities in connection with the Merger. As part of this plan, we expect to eliminate approximately 1,000 positions from the combined workforce across all business and functional areas on a global basis.  The restructuring charge of $88.7 million recorded for the nine months ended September 27, 2015 primarily consists of severance costs, lease termination costs and impairment of property, plant and equipment. The lease termination costs include approximately $18 million relating to the buildings Spansion had leased prior to the Merger, which we decided not to occupy in the post-Merger period.  The initial term of the lease commenced on January 1, 2015 and will expire on December 31, 2026.

The following table summarizes the restructuring charges recorded in our Condensed Consolidated Statements of Operations for the periods presented pursuant to the Spansion Integration-Related Restructuring Plan:

	Three Months Ended	Nine Months Ended
	September 27, 2015	September 27, 2015
	(In thousands)
Personnel costs	$3,073	$57,999
Lease termination costs and other related charges	119	18,016
Impairment of property, plant and equipment	—	12,531
Other	(268)	132
Total restructuring and other charges (benefit)	$2,924	$88,678

We anticipate that the remaining restructuring reserve balance will be paid out in cash through the first quarter of 2016 for employee terminations and over the remaining lease term through 2026 for the excess lease obligation.

As of September 27, 2015, we have realized approximately $120 million of synergy savings on an annualized basis from the restructuring actions taken. Upon completion of all of our actions, we anticipate our annualized synergy savings in fiscal year 2017 to be approximately $160 million. When complete, we estimate approximately 40% of the savings will impact cost of goods sold and the remaining 60% will impact operating expenses. There can be no assurance that we will achieve these anticipated savings.

For additional discussion of restructuring, refer Note 4 to the Condensed Consolidated Financial Statements.

Income Taxes

Our income tax expense was $2.3 million and $1.2 million for the three months ended September 27, 2015 and September 28, 2014, respectively.  Our income tax expense was $1.2 million for the nine months ended September 27, 2015 and our tax benefit was $3.0 million for the nine months ended September 28, 2014. The tax expense for the first nine months of fiscal 2015 was primarily a result of non-U.S. income taxes on income earned in foreign jurisdictions offset by the tax impact of accounting for certain acquired assets and liabilities as a result of the Merger resulting in $5.3 million of our valuation allowance being released. The tax benefit for the first nine months of fiscal 2014 was primarily attributable to a release of previously accrued taxes and interest for the resolution of a foreign examination and expired statutes of limitations in domestic and foreign jurisdictions, offset by non-U.S. taxes on income earned in foreign jurisdictions.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential impact, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any impact related to this issue as of September 27, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information regarding our cash and cash equivalents and short-term investments and working capital:

	As of
	September 27, 2015	December 28, 2014
	(In thousands)
Cash and cash equivalents	$193,759	$103,736
Short-term investments	871	15,076
Total cash, cash equivalents and short-term investments	$194,630	$118,812
Total current assets	$874,771	$312,311
Total current liabilities	553,954	274,832
Working capital	$320,817	$37,479

Key Components of Cash Flows

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(In thousands)
Net cash provided by (used in) operating activities	$(33,293)	$77,822
Net cash provided by (used in) investing activities	$(54,737)	$(28,420)
Net cash provided by (used in) financing activities	$178,053	$(30,327)

Operating Activities

Net cash used in operating activities of $33.3 million during the nine months ended September 27, 2015 was primarily due to net loss of $308.3 million adjusted for a net non-cash items of $219.5 million and a net cash used from change in operating assets and liabilities of $55.6 million. The non-cash adjustments primarily consisted of depreciation and amortization of $166.3 million, stock based compensation expense of $71.4 million, restructuring charges of $17.0 million, loss on disposal of property of $9.4 million and, gain on the sale of our TrueTouch® Mobile business of $66.5 million. The net cash used from changes in operating assets and liabilities was due to an increase in accounts receivable of $117.9 million, increase in other assets of $21.5 million and decrease in accounts payable, accrued and other liabilities of $69.3 million, and was offset by a decrease in inventories of $252.4 million and an increase in deferred income of $11.8 million.  The decrease of $252.4 million in inventory was primarily due to $107.0 million of reserves recorded to write down inventory assumed as part of the Merger. The additional write-downs were recognized as part of the Company's strategy to focus on high margin, profitable business as a combined company and to move away from the production and sale of inventory associated with non-strategic businesses.

Investing Activities

During the nine months ended September 27, 2015, we used approximately $54.7 million of cash in our investing activities primarily due to $105.1 million in net cash paid on the Merger as part of purchase consideration, $38.0 million of cash used for property and equipment expenditures and $18.0 million cash paid for equity investments.  These increases were partially offset by $17.4 million of proceeds from the sales or maturities of investments and $98.6 million of cash proceeds from the sale of our TrueTouch® Mobile business, of the total cash proceeds received from the sale of our TrueTouch® Mobile business, approximately $10.0 million are held in an Escrow account until January 2017.

Financing Activities

During the nine months ended September 27, 2015, we generated approximately $178.1 million of cash from our financing activities primarily related our net borrowings on the revolving credit facility of $398.0 million, proceeds from settlement of capped calls which were assumed as part of the Merger of $25.3 million and net proceeds from the issuance of common shares under our employee stock plans of $41.8 million. The increases were offset by $176.0 million repayment of line of credit facility, $91.1 million of dividend payments and $10.4 million of repurchase of treasury stock.

Liquidity and Contractual Obligations

Contractual Obligations

The following table summarizes our contractual obligations as of September 27, 2015:

	Total	2015	2016 and 2017	2018 and 2019	After 2019
	(In thousands)
Purchase obligations (1)	$185,209	$165,450	$19,759	$—	$—
Equipment loan	3,741	2,985	756	—	—
Operating lease commitments (2)	69,771	3,732	26,335	12,104	27,600
Capital lease commitments	7,966	785	7,181	—	—
2.00% Senior Exchangeable Notes	149,990	—			149,990
Interest payment on debt	61,941	2,761	28,090	28,090	3,000
Senior Secured Revolving Credit Facility	449,000	—	—	—	449,000
License fee commitments	5,880	—	5,880	—	—
Total contractual obligations	$933,498	$175,713	$88,001	$40,194	$629,590

(1)

Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

(2)

Operating leases includes payments relating to Spansion's lease for office space in San Jose for a new headquarters entered on May 22, 2014, which is no longer required. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The term of the lease commenced on January1, 2015 and expires on December 31, 2026.

As of September 27, 2015, our unrecognized tax benefits were $30.6 million, which were classified as long-term liabilities. We believe it is possible that we may recognize up to approximately $4.1 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Sale of Spansion's Sunnyvale property

On January 23, 2014, Spansion sold its property in Sunnyvale, California, consisting of 24.5 acres of land with approximately 471,000 square feet of buildings that included its headquarters building and submicron development center, a Pacific Gas & Electric transmission facility and a warehouse building, for net consideration of $59.0 million. Spansion concurrently leased back approximately 170,000 square feet of the headquarters building on a month-to-month basis with the option to continue the lease for up to 24 months; thereafter either party could terminate the lease. The first six months of the lease were rent free; thereafter the rents were lower than the market rates. For accounting purposes, these rents were deemed to have been netted against the sale proceeds and represent prepaid rent. As such, the use of the property after its sale constituted continuing involvement, and recognition of the sale of the property was deferred until the lease period ended. In the third quarter of fiscal 2015, on June 30, 2015, we terminated the lease on the Sunnyvale building and recognized an immaterial gain.  This did not have a material impact on our Condensed Consolidated Statements of Cash Flows.

Equity Investment Commitments

As disclosed in Note 10 of the Notes to the Condensed Consolidated Financial Statements, we have committed to purchase additional preferred stock from a company that operates in the area of advanced battery storage. During the three and nine months ended September 27, 2015, we purchased $6.0 million and $18.0 million of preferred stock which was recorded as part of our investments in non-marketable securities. Subject to the attainment of certain milestones, we may purchase additional preferred stock of this company.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities, payments of regularly scheduled cash dividends, the repayment of our short-term debt, and the purchase of our stock through our stock buyback program. As of September 27, 2015, in addition to $193.7 million in cash and cash equivalents, we had $0.9 million invested in short-term investments for a total cash, cash equivalents and short-term investment balance of $194.6 million that is available for use in our current operations.

As of September 27, 2015, approximately 17.0% of our cash, cash equivalents and available-for-sale investments are held in offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.

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

Amendment to the Senior Secured Revolving Credit Facility

On October 20, 2015, we entered into an amendment (the “Amendment”) to the existing Senior Secured Revolving Credit Facility (the “Credit Facility”) pursuant to which the amount of uncommitted incremental loans that may be borrowed under the previous agreement was increased from $250 million to $650 million (the “Incremental Availability”).   The Amendment provided that $400 million of such incremental loans must be borrowed prior to December 18, 2015.  Such incremental loans may take the form of revolving loans or term loans. The Credit Facility, as amended, provides for a $450 million revolving credit facility and generally contains the same representations and warranties, covenants, and events of default that it contained prior to the effectiveness of the Amendment. The Amendment did not change the interest rate or maturity applicable to the Credit Facility and the Credit Facility remains guaranteed by certain present and future wholly-owned material domestic subsidiaries (the “Guarantors”) and secured by a security interest in substantially all of our assets and the Guarantors.

The proceeds of the loans made under the Credit Facility may be used for working capital, acquisitions, stock repurchases and general corporate purposes. As of the filing date of this Form 10-Q, $365.7 million aggregate principal amount of loans and letters of credit are outstanding under the Credit Facility and none of the Incremental Availability has been used.

Approval of a New $450 Million Stock Buyback Program

On October 20, 2015, we approved a new share repurchase plan pursuant to which we are authorized to repurchase our common stock in an aggregate amount not to exceed $450 million. In connection with the approval of the new share repurchase plan, the share repurchase plan previously approved in September 2011 was terminated.  The new share repurchase plan may be funded all or in part by term loans under the Amended Credit Facility. The share repurchase program does not obligate us to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice and in compliance with legal and regulatory requirements.   As of November 5, 2015, we repurchased a total of 3.1 million shares for a total cost of $31.5 million under the new program.

Yield Enhancement Program

In October 2015, we entered into a short-term yield enhanced structured agreement by paying cash totaling $20 million. We expect to settle this agreement through the receipt of Cypress common stock or cash in early December 2015.

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

The non-GAAP measures set forth above exclude charges primarily related to stock-based compensation as well as restructuring charges, acquisition-related expenses and other adjustments. For the three months ended September 27, 2015, there were additional adjustments related to our Merger. Management believes that these non-GAAP financial measures reflect an additional and useful way of viewing aspects of Cypress’s operations that, when viewed in conjunction with Cypress’s GAAP results, provide a more comprehensive understanding of the various factors and trends affecting Cypress’s business and operations. Management uses these non-GAAP measures for strategic and business decision-making, internal budgeting, forecasting and resource allocation processes. In addition, these non-GAAP financial measures facilitate management’s internal comparisons to Cypress’s historical operating results and comparisons to competitors’ operating results.  Pursuant to the requirements of Regulation G and to make clear to our investors the adjustments we make to GAAP measures, we have provided a reconciliation of the non-GAAP measures to the most directly comparable GAAP financial measures.

	Three Months Ended
	September 27, 2015	September 28, 2014
	(In thousands, except per share amounts)
Non-GAAP revenue	$470,060	$187,516
Non-GAAP gross margin	$193,449	$100,350
Non-GAAP research and development expenses	$68,807	$36,293
Non-GAAP selling, general and administrative expenses	$60,514	$34,732
Non-GAAP operating income	$64,128	$29,325
Non-GAAP net income attributable to Cypress	$60,040	$26,538
Non-GAAP net income per share attributable to Cypress—diluted	$0.17	$0.16

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In thousands, except per-share data)

(Unaudited)

	Three Months Ended
	September 27, 2015	% of Revenue	September 28, 2014	% of Revenue
GAAP Revenue	$463,810		$187,516
Merger-related revenue from intellectual property license	$6,250		$—
Non-GAAP Revenue (a)	$470,060		$187,516
GAAP gross margin	$160,376	34.6%	$96,883	51.7%
Stock-based compensation expense	4,357	0.9%	3,766	2.0%
Changes in value of deferred compensation plan	(326)	(0.1)%	4	—%
Impairment of assets, restructuring and other	(372)	(0.1)%	(303)	(0.2)%
Spansion Merger costs and related amortization	23,164	5.0%	—	—%
Effect of Non-GAAP revenue from intellectual property license	6,250	0.8%		—%
Non-GAAP gross margin	$193,449	41.2%	$100,350	53.5%
GAAP research and development expenses	$75,960		$38,626
Stock-based compensation expense	(7,346)		(2,089)
Changes in value of deferred compensation plan	1,105		(13)
Impairment of assets, restructuring and other	(81)		—
Spansion Merger costs and related amortization	(831)		(231)
Non-GAAP research and development expenses	$68,807		$36,293
GAAP selling, general and administrative expenses	$74,627		$41,119
Stock-based compensation expense	(13,253)		(6,427)
Changes in value of deferred compensation plan	1,959		(24)
Impairment of assets, restructuring and other	—		64
Legal and other	(443)		—
Spansion Merger costs and related amortization	(2,376)		—
Non-GAAP selling, general and administrative expenses	$60,514		$34,732
GAAP operating income (loss)	$40,978		$15,675
Stock-based compensation expense	24,956		12,282
Gain from divestiture transaction	(66,472)
Ramtron acquisition-related expenses	1,305		1,701
Changes in value of deferred compensation plan	(3,389)		41
Impairment of assets, restructuring and other	—		(374)
Legal and other	150		—
Effect of Non-GAAP revenue from intellectual property license	6,250		—
Spansion Merger costs and related amortization	60,350
Non-GAAP operating income (loss)	$64,128		$29,325
GAAP pretax profit (loss)	$32,094	6.9%	$15,171	8.1%
Stock-based compensation expense	24,956	5.4%	12,282	6.5%
Gain from divestiture transaction	(66,472)	(14.3)%
Ramtron acquisition-related expenses	1,305	0.3%	1,701	0.9%
Changes in value of deferred compensation plan	(50)	0.0%	288	0.2%
Impairment of assets, restructuring and other	—	0.0%	(375)	(0.2)%
Effect of Non-GAAP revenue from intellectual property license	6,250	1.2%	—
Legal and other	151	0.0%	—	—%
Tax-related, interest income, interest expense, and other expenses	(1,157)	(0.2)%	(966)	(0.5)%
Investment-related gains/losses	2,709	0.6%	1,386	0.7%
Losses from equity method investment	1,800	0.4%
Spansion Merger costs and related amortization	60,350	13.0%	—	—%
Non-GAAP pretax profit (loss)	$61,936	13.2%	$29,487	15.7%
GAAP net income (loss) attributable to Cypress	$30,312		$12,840
Stock-based compensation	24,956		12,282
Gain from divestiture transaction	(66,472)
Ramtron acquisition-related expenses	1,305		1,701
Changes in value of deferred compensation plan	(50)		288

Impairment of assets, restructuring and other charges	—	(374)
Effect of Non-GAAP revenue from intellectual property license	6,250	—
Legal and other	151	—
Tax-related, interest income, interest expense, and other expenses	(1,271)	(1,585)
Losses from equity method investment	1,800	—
Investment-related gains/losses	2,709	1,386
Spansion Merger costs and related amortization	60,350	—
Non-GAAP net income (loss) attributable to Cypress	$60,040	$26,538
GAAP net income (loss) per share attributable to Cypress-diluted	$0.09	$0.08
Stock-based compensation expense	0.07	0.07
Gain from divestiture transaction	(0.18)	—
Ramtron acquisition-related expenses	—	0.01
Effect of Non-GAAP revenue from intellectual property license	0.02	—
Tax-related, interest income, interest expense, and other expenses	—	(0.01)
Losses from equity method investment	0.01	0.01
Investment-related gains/losses	0.01	—
Spansion Merger costs and related amortization	0.17	—
Non-GAAP net income (loss) attributable to Cypress-diluted	$0.17	$0.16

(a)	Non-GAAP revenue includes $6.25 million of Samsung intellectual property licensing revenue, not included in GAAP revenue as a result of the effect of purchase accounting for the Spansion Merger.

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

Sales to certain distributors are made under agreements which provide the distributors with price protection, stock rotation and other allowances under certain circumstances. When we determine that the uncertainties associated with the rights given to these distributors, revenues and costs related to distributor sales are deferred until products are sold by the distributors to the end customers. In those circumstances, revenues are recognized upon receiving notification from the distributors that products have been sold to the end customers. In these cases, at the time of shipment to distributors, we record a trade receivable for the selling price since there is a legally enforceable right to receive payment, relieves inventory for the value of goods shipped since legal title has passed to the distributors, and defers the related margin and price adjustment as deferred income on sales to distributors on the Condensed Consolidated Balance Sheets. Any effects of distributor price adjustments are recorded as a reduction to deferred income at the time the distributors sell the products to the end customers and the distributor submits a valid claim for the price adjustment.

We have historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. We continuously reassesses our ability to reliably estimate the ultimate price of these products and, over the past several years, have made investments in our systems and process around our distribution channel to improve the quality of the information it receives from our distributors. Given these ongoing investments, and based on the financial framework for estimating potential price adjustments, beginning the fourth quarter of 2014, we concluded that we were able to reasonable estimate returns and pricing concessions on certain product families and with certain distributors, and we recognized revenue at the time it shipped these specific products to the identified distributors, less its estimate of future price adjustments and returns. During the three months ended September 27, 2015, we recognized approximately $17.3 million of incremental revenue from this change, which resulted in a benefit to net income of approximately $9.4 million for the three months ended September 27, 2015, or approximately $0.03 per basic and diluted shares. During the nine months ended September 27, 2015, we recognized approximately $39.1million of incremental revenue from this change in revenue recognition, which resulted in a benefit to net income of approximately $21.4 million for the nine months ended September 27, 2015, or approximately $0.07 per basic and diluted shares.  During the three months ended September 27, 2015, we recognized approximately $235.0 million or 71.0% of distribution revenue on a sell-in basis. During the nine months ended September 27, 2015, we recognized $401.0 million or 57.0% of distribution revenue on a sell-in basis.

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

Business Combinations

We apply the provisions of Accounting Standards Codification 805, Business Combinations ("ASC 805"),in the accounting for acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Condensed Consolidated Statements of Operations. Accounting for business combinations requires the Company's management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates it has made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to: future expected cash flows from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

We recognize derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to the appropriate revenue or expense line of the Condensed Consolidated Statements of Operations. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to interest and other income (expense), net in our Condensed Consolidated Statements of Operations at that time.

We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedging instruments in interest and other income (expense), net in our Condensed Consolidated Statements of Operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months period ended September 27, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in Note 10 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, including the following risk factors, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2014, which could materially affect our business, financial condition or future results.  Unless they change, risk factors in the 10-K are not repeated here, but are incorporated by reference from the 10-K.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

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

Cypress and Spansion have incurred significant costs associated with transaction fees, professional services and other costs related to the transaction and we will continue to incur additional costs, including restructuring costs, in connection with the integration of the business. Specifically, through September 27, 2015, Cypress and Spansion have incurred approximately 76.5 million for costs in addition to restructuring and other items associated with the Merger and integration. Although Cypress expects that the realization of efficiencies related to the integration of the businesses will offset Merger-related and restructuring costs over time, this net benefit may not be achieved in the near term, or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On September 20, 2011, our Board of Directors (the “Board”) authorized a $400 million stock buyback program. The program allows us to purchase our common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of our common stock, regulatory, legal, and contractual requirements, other uses of cash, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of our Board.  As of September 27, 2015, the total remaining dollar amount of shares that may be repurchased under the program was approximately 72.6 million.

On October 20, 2015, we entered into a new $450 million stock buyback program.  In connection with the approval of the new share repurchase plan, the share repurchase plan previously approved in September 2011 was terminated.  Refer Note 17 for further details.  As of November 5, 2015, we repurchased a total of 3.1 million shares for a total cost of $31.5 million under the new program. Refer Note 17 for further details.

The table below sets forth the information with respect to repurchases of common stock made in the second quarter of fiscal 2015 under the $400 million stock buyback program.

	Total number of shares purchased	Average price paid per share	Total shares purchased as part of the publicly announced programs	Total dollar value of shares that may yet be purchased under this program (In thousands)
Remaining balance available for purchases at the beginning of the period				$72,672
Repurchases during Q3 2015
July 2015	983	$11.51	983	$11
August 2015	520	$10.66	520	$6
September 2015	782	$9.10	782	$7
Total repurchases during Q3 2015	2,285	$10.62	2,285	$72,648

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Form	Filing Date	File No.	Filed
Number					Herewith

10.1+	Amended and Restated Cypress Semiconductor Corporation 2013 Stock Plan.				X
10.2+	Form of Restricted Stock Unit Agreement under the Cypress Semiconductor Corporation 2013 Stock Plan.				X
10.3++	Distribution Agreement between Cypress Semiconductor Corporation and Fujitsu Electronics Incorporated dated September 10, 2015.				X
10.4++++	Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement dated October 20, 2015.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1+++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2+++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+	Management Agreement or Compensation Plan.
++

Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

+++Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities   Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

++++ Originally filed on Form 8-K on October 22, 2015 and being re-filed in order to correct errors which caused the redline not to show properly.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: November 5, 2015	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit	Description	Form	Filing Date	File No.	Filed
Number					Herewith

10.1+	Amended and Restated Cypress Semiconductor Corporation 2013 Stock Plan.				X
10.2+	Form of Restricted Stock Unit Agreement under the Cypress Semiconductor Corporation 2013 Stock Plan.				X
10.3++	Distribution Agreement between Cypress Semiconductor Corporation and Fujitsu Electronics Incorporated dated September 10, 2015.				X
10.4++++	Amendment No. 1 to Amended and Restated Credit and Guaranty Agreement dated October 20, 2015.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1+++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2+++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+	Management Agreement or Compensation Plan.
++

Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

+++Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities   Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

++++ Originally filed on Form 8-K on October 22, 2015 and being re-filed in order to correct errors which caused the redline not to show properly.