Form 10-Q
period 2016-04-03
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2016-05-10
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2016

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

The total number of outstanding shares of the registrant’s common stock as of May 2, 2016 was 311,760,282.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to: our manufacturing strategy; the expected timing and costs related to the integration of Cypress Semiconductor Corporation (“Cypress” or the “Company”) with Spansion Inc. (“Spansion”) as a result of our merger; our ability to execute on planned synergies related to the merger with Spansion; our expectations regarding dividends and stock repurchases; our expectations regarding future technology transfers and other licensing arrangements; our expectations regarding the timing and cost of our restructuring liabilities; our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; the competitive advantage we believe we have with our patents as well as our proprietary programmable technologies and programmable products; our backlog as an indicator of future performance; the risk associated with our yield investment agreements; our foreign currency exposure and the impact exchange rates could have on our operating margins; the adequacy of our cash and working capital positions; the value and liquidity of our investments; including auction rate securities and our other debt investments; the stepping down of Dr. T.J. Rodgers as our President and Chief Executive Officer on April 28, 2016 and the Board’s search for a permanent replacement for President and Chief Executive Officer; our ability to recognize certain unrecognized tax benefits within the next twelve months as well as the resolution of agreements with various foreign tax authorities; our investment strategy; the impact of interest rate fluctuations on our investments; the volatility of our stock price; the adequacy of our real estate properties; the utility of our non-GAAP reporting; the adequacy of our audits; the potential impact of our indemnification obligations and the impact of new accounting standards on our financial statements. We use words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. We assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to: the state and future of the general economy and its impact on the markets and consumers we serve and our investments; our ability to effectively integrate our company with Spansion in a timely manner; our ability to attract and retain key personnel, including in connection with Dr. T.J. Rodgers stepping down as our President and Chief Executive Officer on the April 28, 2016 and the related Board’s search and the appointment of a permanent President and Chief Executive Officer; our ability to timely deliver new proprietary and programmable technologies and products; the current credit conditions; our ability to expand our customer base; our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our success in our pending litigation matters; our ability to manage our investments and interest rate and exchange rate exposure; changes in the law; the results of our pending tax examinations; our ability to achieve liquidity in our investments; the failure or success of our Emerging Technology division and/or the materialization of one or more of the risks set forth above or in Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 3, 2016	January 3, 2016
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$86,091	$226,690
Short-term investments	970	871
Accounts receivable, net	297,919	292,736
Inventories	225,752	243,595
Other current assets	102,490	86,880
Total current assets	713,222	850,772
Property, plant and equipment, net	402,520	425,003
Goodwill	1,738,882	1,738,882
Intangible assets, net	719,894	789,195
Other long-term assets	191,943	200,409
Total assets	$3,766,461	$4,004,261
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$148,278	$143,383
Accrued compensation and employee benefits	54,318	54,850
Deferred margin on sales to distributors	56,250	73,370
Dividends payable	34,270	36,520
Income taxes payable	1,607	3,262
Current portion of long-term debt	13,670	14,606
Other current liabilities	185,864	202,405
Total current liabilities	494,257	528,396
Deferred income taxes and other tax liabilities	53,710	51,737
Revolving credit facility and long-term debt	752,584	673,659
Other long-term liabilities	41,984	37,784
Total liabilities	1,342,535	1,291,576
Commitments and contingencies (Note 9)	—	—
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 485,007 and 481,912 shares issued; 311,547 and 332,276 shares outstanding at April 3, 2016 and January 3, 2016 respectively	4,638	4,637
Additional paid-in-capital	5,620,191	5,623,411
Accumulated other comprehensive gain / (loss)	919	(227)
Accumulated deficit	(862,802)	(758,780)
Stockholders’ equity before treasury stock	4,762,946	4,869,041
Less: Shares of common stock held in treasury, at cost; 173,460 and 149,636 shares at April 3, 2016 and January 3, 2016 respectively	(2,330,726)	(2,148,193)
Total Cypress stockholders’ equity	2,432,220	2,720,848
Non-controlling interests	(8,294)	(8,163)
Total equity	2,423,926	2,712,685
Total liabilities and equity	$3,766,461	$4,004,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands, except per-share amounts)
Revenues	$418,964	$209,137
Costs and expenses:
Cost of revenues	293,179	250,830
Research and development	73,967	50,522
Selling, general and administrative	74,500	70,460
Amortization of intangible assets	35,187	7,346
Impairment of acquisition-related intangible assets	33,944	—
Restructuring costs	270	75,715
Total costs and expenses	511,047	454,873
Operating loss	(92,083)	(245,736)
Interest expense	(6,332)	(2,083)
Other income (expense), net	81	(2,066)
Loss before income taxes and non-controlling interest	(98,334)	(249,885)
Income tax (provision) benefit	(3,742)	4,003
Equity in net loss of equity method investee	(2,078)	(1,559)
Net loss	(104,154)	(247,441)
Net loss attributable to non-controlling interests	132	643
Net loss attributable to Cypress	$(104,022)	$(246,798)
Net loss per share attributable to Cypress:
Basic	$(0.32)	$(1.26)
Diluted	$(0.32)	$(1.26)
Cash dividend declared per share	$0.11	$0.11
Shares used in net loss per share calculation:
Basic	320,351	196,471
Diluted	320,351	196,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Net loss	$(104,154)	$(247,441)
Other comprehensive loss, net of taxes:
Net change in unrealized gains (losses) on available for sale securities	—	26
Net unrealized gain (loss) on cash flow hedges:
Net unrealized loss arising during the period	(2,678)	(192)
Net loss reclassified into earnings for revenue hedges (effective portion)	1,025	197
Net loss reclassified into earnings for revenue hedges (ineffective portion)	11	—
Net loss (gain) reclassified into earnings for expense hedges (effective portion)	2,788	(71)
Net unrealized gain (loss) on cash flow hedges	1,146	(66)
Other comprehensive gain (loss)	1,146	(40)
Comprehensive loss	(103,008)	(247,481)
Comprehensive loss attributable to non-controlling interest	132	643
Comprehensive loss attributable to Cypress	$(102,876)	$(246,838)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(104,154)	$(247,441)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	23,538	18,797
Depreciation and amortization	69,951	22,038
Impairment of acquisition-related intangible assets	33,944	—
Restructuring costs	270	9,193
Loss (gain) on disposal of property and equipment	962	(897)
Share in net loss of equity method investee	2,078	1,559
Accretion of interest expense on convertible notes	872	—
Loss on assets held under deferred compensation plan	561	1,259
Unrealized (gain) loss on trading securities	(471)	461
Other	906	2,766
Changes in operating assets and liabilities, net of acquisition and divestiture
Accounts receivable	(5,183)	(16,179)
Inventories	17,708	149,521
Other current and long-term assets	(4,472)	(16,462)
Accounts payable and other liabilities	(5,661)	46,828
Deferred margin on sales to distributors	(17,120)	40,849
Net cash provided by operating activities	13,729	12,292
Cash flows from investing activities:
Purchases of marketable securities	(80,053)	—
Proceeds from maturities of available-for-sale investments	40,000	—
Proceeds from sales of available-for-sale investments	39,986	6,912
Business acquisition, net of cash acquired	—	(105,130)
Contribution, net of distributions to deferred compensation plan	1,574	1,050
Acquisition of property, plant and equipment	(13,027)	(6,496)
Cash paid for equity and cost method investments, and other	(7,376)	(7,000)
Net cash used in investing activities	(18,896)	(110,664)
Cash flows from financing activities:
Borrowings under revolving credit facility	110,000	200,000
Repayment of revolving credit facility	(30,000)	(77,000)
Repayment of Term Loan A	(1,250)	—
Repurchase of treasury stock	(175,694)	—
Payment of dividends	(36,550)	(17,931)
Proceeds from employee equity awards	834	15,741
Repayment of equipment leases, loans and other	(2,500)	(1,587)
Proceeds from settlement of capped calls	—	25,293
Financing costs related to revolving credit facility	(272)	(2,299)
Net cash provided by (used in) financing activities	(135,432)	142,217
Net (decrease) increase in cash and cash equivalents	(140,599)	43,845
Cash and cash equivalents, beginning of period	226,690	103,736
Cash and cash equivalents, end of period	$86,091	$147,581
Supplemental Cash Flows Disclosures:
Dividends payable	$34,270	$36,382
Unpaid purchase of property, plant and equipment	$10,396	$7,273
Cash paid for interest	$5,594	$1,594
Cash paid for income taxes	$3,471	$999
Liabilities relating to license commitments	$5,880	$18,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2016 has 52 weeks and Fiscal 2015 had 53 weeks. The first quarter of fiscal 2016 ended on April 3, 2016 and the first quarter of fiscal 2015 ended on March 29, 2015.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal, recurring nature, which are necessary to state fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Cypress's Annual Report on Form 10-K for the fiscal year ended January 3, 2016. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

On March 12, 2015, the Company completed the merger (“Merger”) with Spansion Inc. ("Spansion") pursuant to the Agreement and Plan of Merger and Reorganization, as of December 1, 2014 (the "Merger Agreement"), for a total consideration of approximately $2.8 billion. Consequently, the financial condition and results of operations includes the financial results of legacy Spansion beginning March 12, 2015.  The comparability of our results for the first quarter of fiscal 2016 to the same period in fiscal 2015 is significantly impacted by the Merger.

Certain balances included in the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for prior periods have been reclassified to conform to the current period presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The condensed consolidated results of operations for the three months ended April 3, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

Summary of Significant Accounting Policies

Revenue Recognition

The Company has historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. The Company continuously reassesses its ability to reliably estimate the ultimate price of these products and, over the past several years, has made investments in its systems and processes around its distribution channel to improve the quality of the information it receives from its distributors. Given these ongoing investments, and based on the financial framework we use for estimating potential price adjustments, during the three months ended April 3, 2016 and March 29, 2015, we recognized an incremental $9.4 million and $33.5 million of revenue respectively, on additional product families for which revenue was previously recognized on a sell-through basis as it determined that it could reasonably estimate returns and pricing concessions at the time of shipment to distributors.  This change resulted in a reduction in net loss of $3.1 million or $0.01 per basic and diluted share for the three months ended April 3, 2016 and a reduction in net loss of $17.5 million or $0.09 per basic and diluted share for the three months ended March 29, 2015.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements

The following are the accounting pronouncements issued but not adopted that may materially affect the Company’s consolidated financial statements:

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, "Revenue from Contracts with Customers." This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The guidance is effective for annual reporting periods including interim reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods including interim reporting periods beginning after December 15, 2016. As the new standard will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all the Company's business segments, in addition to its business processes and its information technology systems. In March 2016, the FASB issued ASU 2016-08 which clarifies and provides operational and implementation guidance regarding principal and agent considerations. In April 2016, the FASB issued ASU 2016-10 which clarifies and provides guidance regarding identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas as discussed in ASU 2014-09. The Company is currently evaluating the impact, if any, the adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. This ASU is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The Company is currently evaluating the impact the guidance will have on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” a consensus of the FASB Emerging Issues Task Force. The new guidance clarifies the hedge accounting impact when there is a change in one of the counterparties to the derivative contract – i.e., a novation.  The new guidance clarifies that a change in the counterparty to a derivative contract, in and of itself, does not require the de-designation of a hedging relationship. An entity will, however, still need to evaluate whether it is probable that the counterparty will perform under the contract as part of its ongoing effectiveness assessment for hedge accounting. Therefore, a novation of a derivative to a counterparty with a sufficiently high credit risk could still result in the de-designation of the hedging relationship. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years.  The Company is currently evaluating the impact the guidance will have on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-07, “Investments – Equity and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.”  The new guidance requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. Also, for an available for sale investment, the Company should recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The new guidance will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016.  The Company does not believe the adoption of the guidance will have a material impact on its consolidated financial statements upon adoption.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of the accounting for share-based payments transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently evaluating the potential impact of adopting this guidance on the Company’s consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recently Adopted Accounting Pronouncement

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which is intended to improve upon and simplify the consolidation assessment required to evaluate whether organizations should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. The new accounting guidance is effective for interim and fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. If adopted in an interim period, this ASU must be reflected as of the beginning of the fiscal year that includes that interim period. The Company has adopted ASU 2015-02 and this adoption did not have any effect on our financial position, results of operations or cash flows.

NOTE 2. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company has four reporting units of which two, Memory Products Division (MPD) and Programmable Systems Division (PSD), carried goodwill in an amount of $770.0 million and $968.8 million as of April 3, 2016 and January 3, 2016, respectively.

On the first day of the fourth quarter of fiscal 2015, the Company performed a two-step quantitative goodwill impairment test for each of its reporting units (“2015 Step 1 analysis”).  Based on this test, the Company determined that no impairment was indicated as the estimated fair value of each of the reporting units exceeded its respective carrying value. Specifically, the Company estimated that the fair value of the MPD reporting unit exceeded its carrying value by 53% and that the fair value of the PSD reporting unit exceeded its carrying value by 9%.

In the first quarter of fiscal 2016 we have not noted any qualitative triggers that necessitated a quantitative impairment analysis for MPD or PSD reporting unit.

There continues to be a risk that the PSD reporting unit may fail a two-step quantitative goodwill impairment analysis in future periods.  Declines in the Company’s stock price, relatively small declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions, such as revenue growth rates and discount rates, may result in the recognition of a material impairment charge to the Company’s earnings as a result of a write-down of the carrying value of the goodwill associated with the PSD reporting unit.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible Assets

The following table presents details of the Company's intangible assets:

	As of April 3, 2016			As of January 3, 2016
	Gross	Accumulated Amortization	Net (a)	Gross	Accumulated Amortization	Net (a)
	(In thousands)
Developed technology and other intangible assets
Acquisition-related intangible assets	$877,114	$(261,605)	$615,509	$836,256	$(226,417)	$609,839
Non-acquisition related intangible assets	13,568	(10,597)	2,971	13,368	(10,228)	3,140
Total developed technology and other intangible assets	890,682	(272,202)	618,480	849,624	(236,645)	612,979
In-process research and development	101,414	—	101,414	176,216	—	176,216
Total intangible assets	$992,096	$(272,202)	$719,894	$1,025,840	$(236,645)	$789,195

(a)	Included in the intangible assets are in-process research and development projects acquired as part of the Merger (“IPR&D”) that had not attained technological feasibility and commercial production:

(In thousands)
As of January 3, 2016	$176,216
Technological feasibility achieved	(40,858)
Projects impaired	(33,944)
As of April 3, 2016	$101,414

In the first quarter of fiscal 2016, the Company recognized a $33.9 million impairment charge related to two IPR&D projects that were cancelled during the quarter due to changes in the Company’s product portfolio strategy.  The impairment charges are included in the “Impairment of acquisition-related intangible assets” line in the Condensed Consolidated Statements of Operations.

The Company expects the remaining IPR&D projects as of April 3, 2016 to attain technological feasibility by the first half of fiscal 2017.

The estimated future amortization expense related to developed technology and other intangible assets as of April 3, 2016 is as below:

(In thousands)
2016 (remaining nine months)	$98,157
2017	130,659
2018	127,965
2019	120,737
2020	85,554
2021 and future	55,408
Total future amortization expense	$618,480

NOTE 3. RESTRUCTURING

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the restructuring charges recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented pursuant to the Spansion Integration-Related Restructuring Plan:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Personnel costs	$246	$44,206
Lease termination costs and other related charges	24	18,732
Impairment of property, plant and equipment	—	12,777
Total restructuring costs	$270	$75,715

All restructuring costs are included in operating expenses line under "Restructuring costs" of the Condensed Consolidated Statements of Operations.

Restructuring activity under the Spansion Integration – Related Restructuring Plan during the three months ended April 3, 2016 was as follows:

Three Months Ended
April 3, 2016
(In thousands)
Accrued restructuring balance as of January 3, 2016	$21,487
Provision	270
Cash payments and other adjustments	(3,028)
Accrued restructuring balance as of April 3, 2016	$18,729
Current portion of the restructuring accruals	$5,273
Non-current portion of the restructuring accruals	$13,456

The Company anticipates that the remaining restructuring reserve balance will be paid out in cash through the remainder of 2016 for employee terminations and over the remaining lease term through 2026 for the excess lease obligation.

NOTE 4. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	April 3, 2016	January 3, 2016
	(In thousands)
Accounts receivable, gross	$300,981	$295,803
Allowance for doubtful accounts receivable and sales returns	(3,062)	(3,067)
Total accounts receivable, net	$297,919	$292,736

Inventories

	As of
	April 3, 2016	January 3, 2016
	(In thousands)
Raw materials	$14,160	$13,516
Work-in-process	168,717	192,245
Finished goods	42,875	37,834
Total inventories	$225,752	$243,595

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Current Assets

	As of
	April 3, 2016	January 3, 2016
	(In thousands)
Prepaid tooling assets	$19,991	$19,379
Restricted cash relating to defined benefit pension plan	3,892	3,730
Foundry service prepayments - current portion	4,269	5,753
Prepaid expenses	60,973	30,934
Receivable from sale of TrueTouch Mobile®business	10,000	—
Other current assets	3,365	27,084
Total other current assets	$102,490	$86,880

Other Long-term Assets

	As of
	April 3, 2016	January 3, 2016
	(In thousands)
Employee deferred compensation plan	$39,573	$41,249
Investments in equity securities	62,089	57,030
Deferred tax assets	4,147	4,080
Long-term license	22,252	24,079
Restricted cash relating to defined benefit pension plan	3,718	3,462
Long-term receivable from sale of TrueTouch Mobile®business	—	10,000
Foundry service prepayments - non-current portion	32,831	26,237
Other assets	27,333	34,272
Total other long-term assets	$191,943	$200,409

Other Current Liabilities

	As of
	April 3, 2016	January 3, 2016
	(In thousands)
Employee deferred compensation plan	$40,443	$41,457
Restructuring accrual - current portion (See Note 3)	5,273	7,270
Deferred revenue on sale of True Touch mobile® business	9,468	15,295
Deferred liability - distributor price adjustments	60,970	52,712
Other current liabilities	69,710	85,671
Total other current liabilities	$185,864	$202,405

Other Long-term Liabilities

	As of
	April 3, 2016	January 3, 2016
	(In thousands)
Long-term defined benefit pension plan liabilities	$9,063	$8,712
Restructuring accrual - non-current portion (See Note 3)	13,456	14,217
Other long-term liabilities	19,465	14,855
Total other long-term liabilities	$41,984	$37,784

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for the Company's financial assets and liabilities measured at fair value on a recurring basis and its non-financial liabilities measured at fair value on a non-recurring basis as of April 3, 2016 and January 3, 2016:

	As of April 3, 2016			As of January 3, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds (1)	$126	$—	$126	$119	$—	$119
Total cash equivalents	126	—	126	119	—	119
Short-term investments:
Certificates of deposit (1)	970	—	970	—	871	871
Total short-term investments	970	—	970	—	871	871
Long-term investments:
Marketable equity securities	6,987	—	6,987	6,516	—	6,516
Total long-term investments	6,987	—	6,987	6,516	—	6,516
Employee deferred compensation plan assets:
Cash equivalents	3,818	—	3,818	3,333	—	3,333
Mutual funds	22,200	—	22,200	22,023	—	22,023
Equity securities	8,267	—	8,267	8,624	—	8,624
Fixed income	—	2,977	2,977	—	3,227	3,227
Money market funds	2,311	—	2,311	4,042	—	4,042
Total employee deferred compensation plan assets	36,596	2,977	39,573	38,022	3,227	41,249
Foreign exchange forward contracts	—	6,792	6,792	—	966	966
Total financial assets	$44,679	$9,769	$54,448	$44,657	$5,064	$49,721
Financial Liabilities
Foreign exchange forward contracts	$—	$6,460	$6,460	$—	$1,283	$1,283
Employee deferred compensation plan liability	—	40,443	40,443	—	41,457	41,457
Total financial liabilities	$—	$46,903	$46,903	$—	$42,740	$42,740

(1)	Available for sale securities, maturing within one year. There were no unrealized gains or losses recorded during the first quarter of fiscal 2016 and 2015 related to these securities.

The Company did not have any Level 3 assets or liabilities as of April 3, 2016 and January 3, 2016.  There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three months ended April 3, 2016.

Valuation Techniques:

There have been no changes to the valuation techniques used to measure the fair value of the Company's assets and liabilities. For a description of the valuation techniques, refer to the Company's Annual report on Form 10-K for the year ended January 3, 2016.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company’s assets, including Intangible Assets and Goodwill are carried at historical cost but are remeasured on a non-recurring basis and are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  For the three months ended April 3, 2016, the Company recorded a $33.9 million impairment charge related to two IPR&D projects acquired in the Merger.  There were no impairment charges recorded for the three months ended March 29, 2015.

As of April 3, 2016, the carrying value of the Company's Revolving Credit Facility was $529.0 million (See Note 7). The carrying value of the Company's Credit Facility approximates its fair value since it bears an interest rate that are comparable to rates on similar credit facilities.

The Company's 2.00% Senior Exchangeable Notes assumed as part of the Merger are traded in the market and are categorized as a Level 2 liability. The carrying value and the estimated fair value of the debt portion of the Notes as of April 3, 2016 is $132.7 million and $249.6 million respectively. See Note 7 for further details.

Investments in Equity Securities

The Company's investments in equity securities include long-term investments in non-marketable equity securities of privately-held companies valued at approximately $55.1 million and $50.5 million as of April 3, 2016 and January 3, 2016, respectively.

Included in the Company's non-marketable equity securities recorded within “Other long-term assets” line item of the Condensed Consolidated Balance Sheet is an investment in a company that designs, develops and manufactures advanced battery storage products for mobile consumer devices.  This investment is being accounted for using the equity method. During the three months ended April 3, 2016, the Company invested an additional $5.0 million in this battery products company, which increased our cumulative total investment to $61.5 million, which represents 40.3% of the said investee's outstanding voting shares as of April 3, 2016. The Company held 38.7% of this investee’s voting shares as of January 3, 2016.

The remaining privately-held equity investments are accounted for under the cost method and are periodically reviewed for other-than-temporary declines in fair value.

NOTE 6. EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION

The Company's equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

The following table summarizes the stock-based compensation expense by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Cost of revenues	$5,647	$4,721
Research and development	6,930	5,753
Selling, general and administrative	10,961	8,323
Total stock-based compensation expense	$23,538	$18,797

As of April 3, 2016 and January 3, 2016, stock-based compensation capitalized in inventories totaled $4.2 million and $4.3 million, respectively.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Stock options	$298	$697
Restricted stock units ("RSUs")	17,393	14,887
Employee Stock Purchase Plan (“ESPP”)	5,847	3,213
Total stock-based compensation expense	$23,538	$18,797

The following table summarizes the unrecognized stock-based compensation expense, net of estimated forfeitures, by type of awards:

	As of
	April 3, 2016	Weighted- Average Amortization Period
	(In thousands)	(In years)
Stock options	$2,054	1.12
RSUs	60,348	1.59
ESPP	18,760	0.53
Total unrecognized stock-based compensation expense	$81,162	1.33

Equity Incentive Program

As of April 3, 2016, approximately 34.0 million stock options, or 22.8 million RSUs/ Performance-Based Restricted Stock Units (“PSU”s), were available for grant under the 2013 Stock Plan, the 2010 Equity Incentive Award Plan (formerly the Spansion 2010 Equity Incentive Award Plan) and the 2012 Incentive Award Plan (formerly the Ramtron Plan).

Stock Options

The following table summarizes the Company's stock option activities:

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
	(In thousands, except per-share amounts)		(In years)	($ in thousands)
Options outstanding as of January 3, 2016	16,840	$7.99
Exercised	(191)	$4.19
Forfeited or expired	(163)	$11.35
Options outstanding as of April 3, 2016	16,486	$8.00	2.82	$36.3
Options exercisable as of April 3, 2016	14,347	$7.50	2.49	$36.2

There were no options granted for the three months ended April 3, 2016 and March 29, 2015.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units (“RSUs”)and Performance-Based Restricted Stock Units (“PSUs”)

The following table summarizes the Company's RSU/PSU activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of January 3, 2016	11,053	$13.43
Granted	1,957	$10.97
Vested	(2,903)	$14.53
Forfeited	(1,304)	$12.66
Balance as of April 3, 2016	8,803	$12.63

On April 1, 2016, the Compensation Committee of the Company approved the issuance of 0.9 million awards of performance-based restricted stock units to certain of the Company’s executive officers. Approximately 57% of the 2016 grants are in the form of PSUs which vest based on achievement of two performance milestones: product development and production milestones and Gross Margin goals—over the next two years.  Such PSU grants will be capped at target levels if Cypress’s total shareholder return (TSR) is negative, even if the Product Development/Production or Gross Margin performance milestones are achieved at above-target or maximum levels. The remaining 43% of the 2016 grants are in the form of RSUs which cliff vest based on continued service over two years.

In addition to PSUs subject to the milestones specified above, a portion of the grants under the 2015 PARS Program are RSUs which have service-based vesting terms under which employees are eligible to earn 100% of their RSUs if they remain an employee of the Company through specified dates between fiscal 2016 and 2018.

NOTE 7. DEBT

Total debt is comprised of the following:

	As of
	April 3, 2016	January 3, 2016
	(In thousands)
Current portion of long-term debt
Capital lease obligations	$5,785	$6,603
Equipment loans	2,260	3,003
Term Loan A	5,625	5,000
Current portion of long-term debt	13,670	14,606
Revolving credit facility and long-term debt
Senior Secured Credit facility	529,000	449,000
Term Loan A	90,281	92,228
2% Senior Exchangeable Notes	132,717	131,845
Capital lease obligations	586	586
Revolving credit facility and long-term debt	752,584	673,659
Total debt	$766,254	$688,265

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Senior Secured Revolving Credit Facility

On March 12, 2015, the Company amended and restated its existing senior secured revolving credit facility ("Credit Facility") and increased the size of the Credit Facility to $450 million. On January 6, 2016, the Company entered into an Incremental Revolving Joinder Agreement to its Credit Facility to increase the amount of revolving commitments under our Credit Facility by an additional $90 million to a total aggregate amount of revolving commitments of $540 million. The restated agreement also contains an option permitting the Company to arrange additional commitments of $250 million and specifies that the proceeds of these loans may be used for working capital, acquisitions, stock repurchases and general corporate purposes. The borrowings under the Credit Facility bear interest, at the Company's option, at an adjusted base rate plus a spread of 1.25%, or an adjusted LIBOR rate plus a spread of 2.25%. The borrowings under the Credit Facility are guaranteed by certain present and future wholly-owned material domestic subsidiaries of the Company (the “Guarantors”) and secured by a security interest in substantially all assets of the Company and the Guarantors. The financial covenants include the following conditions: 1) maximum total leverage ratio of 3.90x through January 1, 2017, and 3.75x until January 1, 2018 and 3.25x thereafter, 2) minimum fixed charge coverage ratio of 1.00x. The Company incurred financing costs of $2.3 million related to the Credit Facility which has been capitalized and recognized in other long-term assets on the Condensed Consolidated Balance Sheet. These costs will be amortized over the life of the Credit Facility and recorded in “Interest Expense” on the Condensed Consolidated Statement of Operations.

As per the terms of the Credit Facility, the Company entered into a Joinder Agreement on December 22, 2015 under which the Company borrowed an additional $100 million (“Term Loan A”). Term Loan A is subject to, at the Company’s option, either an interest rate equal to (i) 3.25% over LIBOR or (ii) an interest rate equal to 2.25% over the greater of (x) the prime lending rate published by the Wall Street Journal, (y) the federal funds effective rate plus 0.50%, and (z) the LIBOR rate for a one month interest period plus 1%. The Company paid a 1.00% upfront fee in connection with the Term Loan A. Such Term Loan A is payable in quarterly installments equal to 1.25% of the principal per quarter for 2016, 1.875% of the principal per quarter for 2017 and 2018, and 2.50% of the principal per quarter thereafter, with the remaining outstanding principle amount due at final maturity on March 12, 2020. It may be voluntarily prepaid at the Company’s option and is subject to mandatory prepayments equal to (i) 50% of excess cash flow, as defined in the agreement, (stepping down to 25% and 0% based on a decrease in total leverage ratio over time) at the end of each fiscal year, (ii) the net cash proceeds from certain asset sales (subject to certain reinvestment rights) and (iii) the proceeds from any debt issuances not otherwise permitted under the Credit Agreement. The Company incurred financing costs of $2.8 million to the lenders of Term Loan A which has been capitalized and recognized as a deduction of the Term Loan A balance in “Long-term revolving credit facility and long term debt” on the Consolidated Balance Sheet. These costs will be amortized over the life of Term Loan A and recorded in “Interest Expense” on the Condensed Consolidated Statement of Operations.

As April 3, 2016, $627.8 million aggregate principal amount of loans, including Term Loan A, and letters of credit are outstanding under the Credit Facility.

As of April 3, 2016, the Company was in compliance with all of the financial covenants under the Credit Facility.

2.00% Senior Exchangeable Notes

Pursuant to the Merger, Cypress assumed Spansion's 2.00% Senior Exchangeable Notes (the Notes) on March 12, 2015. They are fully and unconditionally guaranteed on a senior unsecured basis by the Company. The Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2.00% per year payable semi-annually in arrears on March 1 and September 1. The Notes may be due and payable immediately in certain events of default.

As of April 3, 2016, the Notes are exchangeable for 186.447 shares of common stock per $1,000 principal amount of the Notes (equivalent to an exchange price of approximately $5.36) subject to adjustments for dividends, anti-dilutive issuances and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock and liquidation, consolidation or merger of the Company. According to the Indenture, a change in control occurs when a person or group becomes the beneficial owner directly or indirectly, of more than 50% of the Company’s common stock. In the case of a consolidation or merger, if the surviving entity continues to be listed, no change of control will be triggered. Prior to June 1, 2020, the Notes will be exchangeable under certain specified circumstances as described in the Indenture.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The net carrying amount of liability component of the Notes as of April 3, 2016 consists of the following:

(In thousands)
Principal amount	$149,990
Unamortized debt discount	(17,273)
Net carrying value	$132,717

The following table presents the interest on the Notes recognized as an expense during the three months ended April 3, 2016 and March 29, 2015:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Contractual interest expense at 2% per annum	$747	$147
Accretion of debt discount	872	163
Total	$1,619	$310

Equipment Loans

In December 2011, the Company obtained equipment loans from a financial institution for an aggregate amount of approximately $14.1 million which are collateralized by certain manufacturing equipment and bear interest of 3.15% to 3.18% per annum payable in 60 equal installments.  Balance of $2.3 million outstanding against these loans as of April 3, 2016 is payable within the remaining nine months of fiscal 2016.

Capital Leases

In 2011, the Company entered into capital lease agreements which allow it to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. Assets purchased under all capital leases are included in “Property, plant and equipment, net” on the Company's Condensed Consolidated Balance Sheet.

As of April 3, 2016, the gross value and net book value of manufacturing equipment purchased under these capital leases were $18.9 million and $10.4 million, respectively.  As of January 3, 2016, the gross value and net book value of manufacturing equipment purchased under these capital leases were $20.5 million and $11.9 million, respectively.

Future Debt Payments

For each of the next five years and beyond, the scheduled maturities of the Company's debt including interest as of April 3, 2016, are as follows:

Fiscal Year	Senior Secured Credit Facility	2.00% Senior Exchangeable Notes	Capital lease obligations	Total
	(In thousands)
2016 (remaining nine months)	$21,934	$1,500	$5,853	$29,287
2017	25,464	3,000	599	29,063
2018	25,186	3,000	—	28,186
2019	27,374	3,000	—	30,374
2020	603,286	152,990	—	756,276
Total	$703,244	$163,490	$6,452	$873,186

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8. EQUITY TRANSACTIONS

$450 Million Stock Buyback Program

On October 20, 2015, the Company entered into a new $450 million stock buyback program (“October 2015 program”). The program allows the Company to purchase its common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of the Company’s common stock, regulatory, legal, and contractual requirements, alternatives uses of cash, availability of on shore cash and other market factors. The October 2015 program does not obligate the Company to repurchase any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. Through the end of first quarter of fiscal 2016, the Company has repurchased a total of 29.5 million shares for a total cost of $239.0 million under the October 2015 program. Of this, 23.8 million shares worth $182.5 million were repurchased in the three months ended April 3, 2016, which includes withholdings for tax obligations on vested restricted shares of $6.8 million.

Dividends

On February 24, 2016 the Company's Board of Directors approved a cash dividend of $0.11 per share payable to holders of record of its common stock at the close of business day on March 31, 2016. This cash dividend was paid on April 21, 2016 and totaled approximately $34.3 million which was accrued for and shown as “Dividends payable” on the Condensed Consolidated Balance Sheet as of April 3, 2016.

For US income tax purposes, the Company will make a determination as to whether 2016 distributions are to be treated as a return of capital or a dividend after the Company's 2016 fiscal year end. At this time we anticipate that 2016 distributions will be taxable dividends and should be treated accordingly until a final determination can be made. The Company’s distribution policy and the payment of cash distributions under that policy are subject to the Board's continuing determination that the distribution policy and the declaration of dividends are in the best interests of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash distributions. This policy may be changed or cancelled at the Company’s discretion at any time.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2020. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values at the time of the extension.

As of April 3, 2016, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2016 (remaining nine months)	$11,756
2017	12,784
2018	8,987
2019	6,309
2020	5,884
2021 and thereafter	23,028
Total	$68,748

Restructuring reserve balance related to operating facility leases was $16.6 million and $17.4 million as of April 3, 2016 and January 3, 2016, respectively.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table presents the Company's warranty reserve activities:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Beginning balance	$4,096	$2,370
Warranties assumed as part of the Merger	—	1,254
Settlements made	(430)	(125)
Provisions	510	91
Ending balance	$4,176	$3,590

Litigation and Asserted Claims

In a matter associated with Ramtron International Corporation (“Ramtron”), a wholly owned subsidiary of Cypress, bankruptcy proceedings are ongoing in Italy where the trustee for four bankrupt entities of Finmek S.pA. is seeking refunds of payments made by Finmek to Ramtron prior to Finmek’s bankruptcy in 2004. In November 2014, one of the courts presiding over these proceedings found that two payments should be refunded to Finmek, which currently total approximately $0.5 million, including interest and fees. The Company believes this ruling was made in error and is appealing this decision. The Company has prevailed in all other related proceedings, which the trustee is appealing. Due to the current stage of the proceedings and the appellate process, the Company cannot reasonably estimate the loss or the range of possible loss, if any.

In 2013, a former employee filed a grievance against the Company seeking back pay and reinstatement or forward pay. That matter was tried before an administrative law judge in July 2014. In December 2014, the administrative law judge issued a ruling in favor of the former employee for amounts totaling approximately $1.3 million. On March 30, 2016, the ruling was affirmed by the US Department of Labor Administrative Review Board (ARB).  The Company believes both rulings were erroneous and intend to appeal. Due to the current stage of the proceedings and the appellate process, the Company cannot reasonably estimate the loss or the range of possible loss, if any.

After our announcement of the Merger in December 2014, two separate putative class action complaints (Walter Jeter v. Spansion Inc., et. al. (No. 114CV274635) and Shiva Y. Stein v. Spansion Inc., el. al. (No. 114CV274924)) were filed in Santa Clara County Superior Court, alleging claims of breach of fiduciary duty against the Spansion’s board of directors and naming Cypress as a defendant for aiding and abetting the alleged breach of fiduciary duty.  While Cypress believes these lawsuits to be meritless, Spansion and Cypress entered into a memorandum of understanding with plaintiffs, the terms of which required additional disclosures by the Company and payment of nominal attorneys’ fees to the class counsel.  Final resolution of these litigations will require court approval of a final settlement agreement.  Due to the current stage of the proceedings, the Company cannot reasonably estimate the loss or the range of possible loss, if any.

The Company is involved in various trademark opposition proceedings with Kingston Technology Corporation (“Kingston”) concerning Kingston’s “HYPERX” trademark and the Company’s “HYPERRAM trademark.  As these proceedings are in the early stages, the Company is not able to accurately assess the potential outcomes for this matter.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Indemnification Obligations

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify another party to such agreements with respect to certain matters. Typically, these obligations arise in the context of contracts that the Company has entered into, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants or terms and conditions related to such matters as the sale and/or delivery of its products, title to assets sold, certain intellectual property claims, defective products, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims and vigorously defend itself and the third party against such claims. Further, the Company's obligations under these agreements may be limited in terms of time, amount or the scope of its responsibility and in some instances, the Company may have recourse against third parties for certain payments made under these agreements.

It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments the Company has made under these agreements have not had a material effect on our business, financial condition or results of operations. Management believes that if the Company were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of April 3, 2016, the Company had no reason to believe a loss exceeding amounts already recognized had been incurred.

NOTE 10. FOREIGN CURRENCY DERIVATIVES

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

At April 3, 2016, the Company had outstanding forward contracts to buy approximately ¥1,726.0 million for $14.7 million.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Non-designated hedges

Total notional amounts of outstanding contracts were as summarized below:

Buy / Sell	April 3, 2016	January 3, 2016
(in millions)
US dollar / Japanese Yen	$27.9 / ¥3,140	$19.4 / ¥2,333
US dollar / EUR	$16.0/€14.2	$7.3/€6.8

The effect of derivative instruments in the Condensed Consolidated Statements of Operations for the three months ended April 3, 2016 was immaterial. The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of April 3, 2016 were immaterial.

NOTE 11. INCOME TAXES

The Company's income tax expense was $3.7 million for the three months ended April 3, 2016 and the Company’s income tax benefit was $4.0 million for the three months ended March 29, 2015.  The tax expense for the first quarter of fiscal 2016 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions.  The tax benefit for the first quarter of 2015 was primarily a result of non-U.S. income taxes on income earned in foreign jurisdictions offset by the tax impact of accounting for certain acquired assets and liabilities as a result of the Merger resulting in $5.3 million  of the Company’s valuation allowance being released.

Unrecognized Tax Benefits

As of April 3, 2016 and January 3, 2016 the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate totaled $29.5 million and $28.4 million, respectively.

Management believes events that could occur in the next 12 months which could cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and
•	expiration of statute of limitations on the Company's tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses our tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The Company believes it is reasonably possible that we may recognize up to approximately $7.2 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Classification of Interest and Penalties

The Company classifies interest and penalties, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of April 3, 2016 and January 3, 2016, the amount of accrued interest and penalties totaled $12.9 million and $12.0 million, respectively.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands, except per-share amounts)
Net loss attributable to Cypress	$(104,022)	$(246,798)
Weighted-average common shares	320,351	196,471
Weighted-average diluted shares	320,351	196,471
Net loss per share—basic	$(0.32)	$(1.26)
Net loss per share—diluted	$(0.32)	$(1.26)

For the three months ended April 3, 2016 and March 29, 2015, approximately 11.3 million and 23.4 million weighted average potentially dilutive securities, respectively, were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive.

NOTE 13. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

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

MPD: Memory Products Division

MPD focuses on high-performance serial and parallel NOR Flash memories, NAND Flash memories, static random access memory (SRAM), and high-reliability F-RAM™ ferroelectric memory devices. Its purpose is to enhance the Company’s position in these products and invent new products and derivatives. Effective March 12, 2015, MPD added Spansion’s Flash memory products.

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

ETD: Emerging Technologies Division	Also known as the Company’s “startup” division, ETD includes subsidiaries AgigA Tech Inc. and Deca Technologies Inc., as well as the Company’s foundry business and other development-stage activities.

The following tables set forth certain information relating to the reportable business segments.

Revenue

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Programmable Systems Division	$163,985	$74,818
Memory Products Division	208,863	108,678
Data Communications Division	20,128	18,566
Emerging Technologies Division	25,988	7,075
Total revenue	$418,964	$209,137

Loss before Income Taxes

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Programmable Systems Division	$(10,602)	$(19,974)
Memory Products Division	36,829	(62,575)
Data Communications Division	(8,459)	(2,515)
Emerging Technologies Division	8,666	(2,790)
Unallocated items:
Stock-based compensation	(23,538)	(18,797)
Amortization of intangible assets	(35,187)	(27,037)
Restructuring costs	(270)	(75,715)
Changes in value of deferred compensation plan	(586)	(1,241)
Impact of purchase accounting and other	(31,243)	(39,241)
Impairment of acquisition-related intangible assets	(33,944)	—
Loss before income taxes	$(98,334)	$(249,885)

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

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Geographical Information

The following table presents revenues by geographical locations:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
United States	$48,390	$32,162
Europe	62,614	33,745
Asia:
China	144,174	68,646
South Korea	16,790	15,194
Japan	113,107	34,137
Rest of the World	33,889	25,253
Total revenue	$418,964	$209,137

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	April 3, 2016	January 3, 2016
	(In thousands)
United States	$254,104	$269,304
Philippines	88,300	90,356
Thailand	29,471	34,233
Japan	10,640	9,537
Other	20,005	21,573
Total property, plant and equipment, net	$402,520	$425,003

The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the Company’s chief operating decision maker does not review asset information on a segment basis.

Customer Information

Outstanding accounts receivable from one of the Company's distributors, accounted for 31%    of its consolidated accounts receivable as of April 3, 2016. Outstanding accounts receivable from three of the Company's distributors, accounted for 42%, 11% and 9% of its consolidated accounts receivable as of January 3, 2016.

Revenue generated through one of the Company's distributors accounted for 25% of its consolidated revenue for the three months ended April 3, 2016. No end customer accounted for 10% or more of the Company's revenues for the three months ended April 3, 2016.

Revenue generated through three of the Company's distributors accounted for 14%, 11% and 11% of its consolidated revenue for the three months ended March 29, 2015.

NOTE 14. SUBSEQUENT EVENTS

On April 28, 2016, the Company and Broadcom Limited (“Broadcom”) signed a definitive agreement under which the Company will acquire Broadcom’s Wi-Fi, Bluetooth and Zigbee IoT product lines and licenses to related technologies (“IoT Business”) for a consideration of $550 million payable in cash.  The transaction is subject to customary conditions and regulatory approvals.  The Company will enter into a debt financing arrangement to fund the purchase consideration.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On April 28, 2016, Dr. T.J. Rodgers stepped down as the Chief Executive Office (“CEO”) of the Company.  The Board of Directors (“BoD”) of the Company will be undertaking a search to replace Dr. Rodgers.  In the interim, the CEO’s operational responsibilities will be assumed by an Office of the President and CEO, comprised of Hassane El-Khoury, EVP PSD, Dana Nazarian, EVP MPD, Joe Rauschmayer, EVP Manufacturing and Thad Trent, Chief Financial Officer. Dr. Rodgers will remain on the BoD of the Company and become a project leader working on certain technical projects.

On April 28, 2016, the Company entered into a debt commitment letter (the “Commitment Letter”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bank of America, N.A. (“Bank of America”), pursuant to which, among other things, Bank of America has committed to provide the Company with debt financing in an aggregate principal amount of up to $700 million to finance the acquisition of the IoT Business.  Bank of America’s obligations under the Commitment Letter are subject to certain conditions, including the consummation of the purchase of the IoT Business in accordance with the terms and conditions of the Purchase Agreement and other customary closing conditions.

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

EXECUTIVE SUMMARY

Overview

Cypress Semiconductor Corporation (“Cypress”) delivers high-performance, high-quality solutions at the heart of today’s most advanced embedded systems, from automotive, industrial and networking platforms to highly interactive consumer and mobile devices. With a broad, differentiated product portfolio that includes NOR flash memories, NAND flash memories, F-RAM™ and SRAM, Traveo™ microcontrollers, the industry’s only PSoC® programmable system-on-chip solutions, analog and PMIC Power Management ICs, CapSense® capacitive touch-sensing controllers, and Wireless BLE Bluetooth Low-Energy and USB connectivity solutions, Cypress is committed to providing its customers worldwide with consistent innovation, best-in-class support and exceptional system value.

Merger with Spansion

On March 12, 2015, we completed the merger (“Merger”) with Spansion Inc. ("Spansion") pursuant to the Agreement and Plan of Merger and Reorganization, as of December 1, 2014 (the "Merger Agreement"), for a total consideration of approximately $2.8 billion. In accordance with the terms of the Merger Agreement, Spansion shareholders received 2.457 Cypress shares for each Spansion share they owned. The Merger has been accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standard Topic 805, Business Combinations, with Cypress treated as the accounting acquirer. To date, the Company has incurred $88.0 million of merger and integration costs in addition to restructuring and other items associated with the merger and integration. The post-Merger company is expected to realize more than $180 million in cost synergies on an annualized basis within three years, and create a leading global provider of microcontrollers and specialized memories needed in today's embedded systems.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the financial results of legacy Spansion beginning March 12, 2015. The comparability of our operating results for the first quarter of fiscal 2016 to the same period in fiscal 2015 is significantly impacted by our merger with Spansion. In our discussion and analysis of comparative periods, we have quantified the contribution of additional revenue or expense resulting from this transaction wherever such amounts were material and identifiable. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

Divestiture of TrueTouch® Business

In connection with the sale of the TrueTouch® Mobile touchscreen business on August 1, 2015, we entered into a Manufacturing Service Agreement (MSA) in which we agreed to sell finished wafers and devices to Parade during the one-year period following the close of the transaction.  The terms of the MSA indicated that we would sell finished products to Parade at agreed-upon prices that were considered below fair market value, indicating that there was an embedded fair value that would be realized by Parade through those terms.  Accordingly, we have allocated approximately $19.9 million from the $98.6 million proceeds to the fair value of the MSA based on the forecasted wafer sales to Parade for the subsequent one-year period.  Such amount was deferred on our consolidated balance sheet initially and is being amortized to revenue as we sell products to Parade.  During the three months ended April 3, 2016, we recognized approximately $4.7 million of revenue from amortization of such deferred revenue.

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

In order to achieve our goals on revenue growth and profitability, Cypress will continue to pursue the following strategies:

•

Successfully complete the integration of our business with Spansion. We are committed to integrating the business of Cypress and Spansion successfully to finish realizing the anticipated cost synergies and improve the bottom line.

•

Cross-sell products from Cypress’s expanded product portfolio in the wake of the Spansion Merger. We will continue to pursue product and business synergies to reduce costs and grow our top-line revenue.

•

Focus on large and growing markets, particularly automotive, industrial and Internet of Things. We will continue to pursue business opportunities in large and growing markets leveraging our unique mix of PSoC and microcontrollers, memories, Bluetooth Low Energy solutions, USB Type-C controllers, capacitive touch-sensing solutions, analog power management ICs and other products.

•

Drive profitability through tight management of operating expenses. Cypress has implemented and maintained a tight, corporate wide focus on gross margin and operating expenses. We are committed to maintaining our current strong operating expense management without compromising our new product development and investments in our Emerging Technologies Division.

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

•

Collaborate with customers to build system-level solutions. We work closely with our customers from initial product design through manufacturing and delivery to optimize their design efforts, help them achieve product differentiation, improve their time-to-market and help them to develop whole product solutions. For example, we have an automotive instrument cluster design with a top-tier customer that uses a Traveo™ graphics display microcontroller, HyperRAM™ and HyperFlash™ memories, an analog Power Management IC (PMIC) and a PSoC® programmable system-on-chip.

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

As we continue to implement our strategies, there are many internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed under Part I Item 1A in our Annual Report on Form 10-K for the year ended January 3, 2016 as well as in Item 1A in this Quarterly Report on Form 10-Q.

Results of Operations

Revenues

Our total revenues increased by $209.8 million or 100.3% to $419.0 million for the three-month period ended April 3, 2016 compared to the same period in the prior year. For the three months ended April 3, 2016, approximately $229.8 million of the increase was attributable to revenue contributions from the acquired Spansion business which is included in the PSD and MPD divisions. The overall average selling price of our products, including Spansion products, for the three months ended April 3, 2016 was $1.18 which increased by $0.05 compared with the same period in the prior year. Excluding Spansion products, our average selling price (“ASP”) for the three months ended April 3, 2016 was $1.19, which increased by $0.06 compared with the same period in the prior year.

Consistent with our accounting policies and generally accepted accounting principles, we have historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. We continually reassess our ability to reliably estimate the ultimate price of these products and, over the past several years, we have made investments in our systems and processes around our distribution channel to improve the quality of the information we receive from our distributors. Given these ongoing investments, and based on the financial framework we use for estimating potential price adjustments, during the three months ended April 3, 2016 and March 29, 2015, we recognized an incremental $9.4 million and $33.5 million of revenue respectively, on additional product families for which revenue was previously recognized on a sell-through basis as we determined that we could reasonably estimate returns and pricing concessions at the time of shipment to distributors. This change resulted in a decrease to the net loss of $3.1 million or $0.01 per basic and diluted share for the three months ended April 3, 2016 and a reduction in net loss of $17.5 million or $0.09 per basic and diluted share for the three months ended March 29, 2015.

The following table summarizes our consolidated revenues by segments:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Programmable Systems Division	$163,985	$74,818
Memory Products Division	208,863	108,678
Data Communications Division	20,128	18,566
Emerging Technologies Division	25,988	7,075
Total revenue	$418,964	$209,137

Programmable Systems Division:

Revenues from the PSD increased by $89.2 million or 119.2% compared to the same prior-year period, which included revenue contributions from the Spansion microcontroller and analog business for the two weeks post-merger. The increase was due to $104.5 million of revenue contributions from Spansion products.  Excluding the impact of Spansion revenues, PSD decreased by $15.3 million for the first quarter of fiscal 2016, or 27.0%, compared same prior-year period primarily due to a $15.0 million decrease in revenue from TrueTouch® mobile business as a result of divestiture of the business on August 1, 2015 and due to weakness in our end customers’ handset/mobile business demand. The decrease was partially offset by an increase in sales of PSD products to the automotive applications, where we experienced a ramp in volume from design wins.

The overall average selling price of our products for PSD for the three months ended April 3, 2016 was $1.16 which increased by $0.29 compared with the same prior-year period.

Memory Products Division:

Revenues from the MPD increased by approximately $100.2 million or 92.2%, in the three months ended April 3, 2016, compared to the same prior-year period. The increase was due to $125.3 million of revenue contribution from the Spansion flash memory business for the three months ended April 3, 2016.  Excluding the impact of Spansion revenues, MPD decreased by $25.2 million in the three months ended April 3, 2016, or 27.5% compared to the same prior-year period.  The decrease in the three month comparison was primarily driven by sales decrease in the industrial market segment.

The overall average selling price of our products for MPD for the three months ended April 3, 2016 was $1.29 which decreased  by $0.36 compared with the same prior-year period.

Data Communications Division:

Revenues from the Data Communications Division increased by approximately $1.5 million or 8.3% in the three months ended April 3, 2016 compared to the same prior-year period due to increasing revenue in our super speed USB and trackpad products as well as ramp in revenue from certain new product families. The increase was driven by the consumer market segment.

The overall average selling price of our products for DCD, for the three months ended April 3, 2016 was $0.68 which decreased  by $0.12 compared with the same prior-year period.

Emerging Technologies Division:

Revenues from the Emerging Technologies Division increased by approximately  $18.9 million or 267.7% in the three months ended April 3, 2016 compared to the same prior-year period primarily due to the overall increase in demand at all of our Emerging Technologies companies.  The increase was also attributable to increase in our Foundry revenues as we began selling products to Parade Technologies in August 2015 under the Manufacturing Services Agreement, which was signed in connection with our disposition of TrueTouch® Mobile business.

Cost of Revenues

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Cost of revenues	$293,179	$250,830
As a percentage of revenue	70%	120%

Our cost of revenue ratio is significantly impacted by the mix of products we sell, which is often difficult to estimate with accuracy. Therefore, if we achieve significant revenue growth in our lower margin product lines, or if we are unable to earn as much revenue as we expect from higher margin product lines, our gross margin may be negatively impacted. Cost of revenue ratio improved from 120% in first quarter of fiscal 2015 to 70% in the first quarter of fiscal 2016. Primary driver of the said improvement in the cost of revenue ratio was lower write downs of carrying value of inventory in first quarter of fiscal 2016 as compared to the same period in previous fiscal year.  Included in the cost of revenues for the first quarter of fiscal 2015 was a $133.0 million of write down of carrying value of inventory assumed as a part of the Spansion Merger, as well as a write down of $6.2 million of certain other inventories. In comparison, write down of inventories in first quarter of fiscal 2016 was $8.9 million. Sale of inventory that was previously written-off or written-down aggregated $8.2 million and $2.5 million for the first quarters of fiscal years 2016 and 2015, which favorably impacting our cost of revenues ratio by 2.0% and 1.2%, respectively.

Research and Development (“R&D”) Expenses

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
R&D expenses	$73,967	$50,522
As a percentage of revenues	17.7%	24.2%

R&D expenditures increased by $23.4 million in the three months ended April 3, 2016 compared to the same prior-year period. The increase was mainly attributable to $23.9 million of higher expenses due to the Merger, primarily comprised of $14.7 million of labor costs due to additional headcount, $1.5 million of building, repairs and other overhead expenses, $1.2 million of increase in stock-based compensation expense, and $0.5 million of professional services and legal fees.  These increases were partially offset by $4.3 million decrease in employee compensations due to lower headcount and $0.5 million of decrease in employee deferred compensation expense due to decline in the value of assets held under the employee deferred compensation plan.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
SG&A expenses	$74,500	$70,460
As a percentage of revenues	17.8%	33.7%

SG&A expenses increased by $4.0 million in the three months ended April 3, 2016 compared to the same prior-year period. The increase was mainly due to $15.0 million of higher expense due to the Merger, primarily comprised of $5.1 million of labor costs due to additional headcount, $8.4 million of building, supplies, repairs and other overhead expenses, and $2.1 million of professional services expense related to information technology, legal and finance.  Additionally, we also incurred $3.3 million of labor costs, $2.9 million of costs for professional fees for information technology and legal services related to the Merger integration activities and $2.1 million of increase in stock-based compensation expense primarily related to the 2015 PARS grants.  These costs were offset by $17.7 million of decrease in acquisition related costs and other professional services expenses paid in first quarter of fiscal 2015 at the time of merger.

Amortization of acquisition-related intangible assets

Amortization expense increased by $27.8 million in the three months ended April 3, 2016 compared to the same period in the prior year mainly due to the amortization on the intangibles acquired in connection with the Merger as well as capitalization of some in-process research and development projects which started amortizing in the fiscal year 2015 as well as three months ended April 3, 2016.

Impairment of acquisition-related intangible assets

In the first quarter of fiscal 2016, the Company recognized approximately $33.9 million of impairment charge related to two IPR&D projects that were cancelled due to certain change in our long-term product portfolio strategy during first quarter of fiscal 2016.

Restructuring

In March 2015, we began the implementation of planned cost reduction and restructuring activities in connection with the Merger. The restructuring charge of $0.3 million recorded for the three months ended April 3, 2016 primarily consists of severance costs, lease termination costs and impairment of property, plant and equipment. The lease termination costs recorded in the first quarter of fiscal 2015 included $18.7 million related to the buildings Spansion had leased prior to the Merger, which we decided not to occupy in the post-Merger period.  The initial term of these commenced on January 1, 2015 and will expire on December 31, 2026.

The following table summarizes the restructuring charges recorded in our Condensed Consolidated Statements of Operations for the periods presented pursuant to the Spansion Integration-Related Restructuring Plan:

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Personnel costs	$246	$44,206
Lease termination costs and other related charges	24	18,732
Impairment of property, plant and equipment	—	12,777
Total restructuring and other charges (benefit)	$270	$75,715

We anticipate that the remaining restructuring liability balance will be paid out in cash through the end of 2016 for employee terminations and over the remaining lease term through 2026 for the excess lease obligation.

As of April 3, 2016, we have realized approximately $150.4 million of synergy savings on an annualized basis from the restructuring actions taken. Upon completion of all of our actions, we anticipate our annualized synergy savings in fiscal year 2016 to be approximately $180 million. When complete, we estimate approximately 40% of the savings will impact cost of goods sold and the remaining 60% will impact operating expenses. There can be no assurance that we will achieve these anticipated savings.

Income Taxes

Our income tax expense was $3.7 million for the three months ended April 3, 2016 and our income tax benefit was $4.0 million for the three months ended March 29, 2015.   The tax expense for the first quarter of fiscal 2016 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions. The tax benefit for the first quarter of 2015 was primarily a result of non-U.S. income taxes on income earned in foreign jurisdictions offset by the tax impact of accounting for certain acquired assets and liabilities as a result of the Merger resulting in $5.3 million of the Company’s valuation allowance being released.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information regarding our cash and cash equivalents and short-term investments and working capital:

	As of
	April 3, 2016	January 3, 2016
	(In thousands)
Cash and cash equivalents	$86,091	$226,690
Short-term investments	970	871
Total cash, cash equivalents and short-term investments	$87,061	$227,561
Total current assets	$713,222	$850,772
Total current liabilities	494,257	528,396
Working capital	$218,965	$322,376

Key Components of Cash Flows

	Three Months Ended
	April 3, 2016	March 29, 2015
	(In thousands)
Net cash provided by (used in) operating activities	$13,729	$12,292
Net cash provided by (used in) investing activities	$(18,896)	$(110,664)
Net cash provided by (used in) financing activities	$(135,432)	$142,217

Operating Activities

Net cash provided by operating activities of $13.7 million during the three months ended April 3, 2016 was primarily due to net loss of $104.0 million which included net non-cash expense items of $132.4 million.  This was offset by net cash used from change in operating assets and liabilities for the three months ended April 3, 2016 of $14.7 million. The non-cash expense items primarily consisted of depreciation and amortization of $70.0 million, a $33.4 million impairment charge for acquisition-related intangibles and stock based compensation expense of $23.5 million. The net cash used from changes in operating assets and liabilities during the three months ended April 3, 2016 was primarily due to the following:

•	an increase in accounts receivable of $5.2 million due to timing of shipments during the quarter. The days sales outstanding for the quarter ended April 3, 2016 and January 3, 2016 was 64 days;
•

a decrease in inventories of $17.7 million as part of our lean inventory initiative for which we are running our manufacturing facilities below demand levels to burn through excess inventory from the Spansion merger;

•	an increase in other assets of $4.4 million;
•	a decrease in accounts payable, accrued and other liabilities of $5.7 million due to timing of payments;
•	a decrease in deferred income of $17.1 million.

Investing Activities

During the three months ended April 3, 2016, we used approximately $18.9 million of cash in our investing activities primarily due to $13.0 million of cash used for property and equipment expenditures relating to purchases of certain tooling, laboratory and manufacturing facility equipment and $7.2 million cash paid for certain investments, of which $5.0 million related to our investment in a company that designs, develops and manufactures advanced battery storage products for mobile consumer devices.

Financing Activities

During the three months ended April 3, 2016, we used approximately $135.4 million of cash in our financing activities primarily related repurchase of treasury stock of $175.7 million, $36.6 million dividend payments and repayments of capital leases and Term Loan A of $2.8 million.  Such payments were primarily offset by our net borrowings on the revolving credit facility of $80.0 million.

Liquidity and Contractual Obligations

Contractual Obligations

The following table summarizes our contractual obligations as of April 3, 2016:

	Total	2016	2017 and 2018	2019 and 2020	After 2020
	(In thousands)
Purchase obligations (1)	$164,090	$155,619	$8,471	$—	$—
Equipment loan	2,260	2,260	—	—	—
Operating lease commitments (2)	68,748	11,756	21,771	12,193	23,028
Capital lease commitments	6,371	5,785	586	—	—
2.00% Senior Exchangeable Notes	149,990	—	—	149,990
Term Loan A	98,750	3,750	15,000	80,000	—
Interest payment on debt	89,104	19,781	41,663	27,660	—
Senior Secured Revolving Credit Facility	529,000	—	—	529,000	—
License fee commitments (3)	5,880	5,880	—	—	—
Total contractual obligations	$1,114,193	$204,831	$87,491	$798,843	$23,028

(1)

Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

(2)

Operating leases includes payments relating to Spansion's lease for office space in San Jose for a new headquarters entered on May 22, 2014, which is no longer required. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The term of the lease commenced on January 1, 2015 and expires on December 31, 2026.

(3)

On April 30, 2012, we entered into a patent license agreement whereby we paid a total patent license fee of $14.0 million in fiscal 2012 and paid another $5.9 million on April 26, 2016, representing fees for future purchases of patents and patent related services and to convert the license into a perpetual license.

As of April 3, 2016, our unrecognized tax benefits were $29.5 million, which were classified as long-term liabilities. We believe it is possible that we may recognize up to approximately $7.2 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Equity Investment Commitments

We have committed to purchase additional preferred stock from a company that operates in the area of advanced battery storage. During the three months ended April 3, 2016, we purchased an additional $5.0 million of preferred stock which was recorded as part of our investments in non-marketable securities. Subject to the attainment of certain milestones, we may purchase additional preferred stock of this company.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities, payments of regularly scheduled cash dividends, the repayment of our short-term debt, and the purchase of our stock through our stock buyback program. As of April 3, 2016, in addition to $86.1 million in cash and cash equivalents, we had $1.0 million invested in short-term investments for a total cash, cash equivalents and short-term investment balance of $87.0 million that is available for use in our current operations.

As of April 3, 2016, approximately 54% of our cash, cash equivalents and available-for-sale investments are held in offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.

We believe that liquidity provided by existing cash, cash equivalents and available-for-sale investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements; we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. In addition, we may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives including the acquisition of other companies and provide us with additional flexibility to take advantage of other business opportunities that arise.

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

The non-GAAP measures set forth above exclude charges primarily related to stock-based compensation as well as restructuring charges, acquisition-related expenses and other adjustments. For the three months ended April 3, 2016 and January 3, 2016, there were additional adjustments related to our Merger. Management believes that these non-GAAP financial measures reflect an additional and useful way of viewing aspects of Cypress’s operations that, when viewed in conjunction with Cypress’s GAAP results, provide a more comprehensive understanding of the various factors and trends affecting Cypress’s business and operations. Management uses these non-GAAP measures for strategic and business decision-making, internal budgeting, forecasting and resource allocation processes. In addition, these non-GAAP financial measures facilitate management’s internal comparisons to Cypress’s historical operating results and comparisons to competitors’ operating results.  Pursuant to the requirements of Regulation G and to make clear to our investors the adjustments we make to GAAP measures, we have provided a reconciliation of the non-GAAP measures to the most directly comparable GAAP financial measures.

	Three Months Ended
	April 3, 2016	January 3, 2016
	(In thousands, except per share amounts)
Non-GAAP revenue	$425,214	$456,378
Non-GAAP research and development expenses	$66,230	$66,330
Non-GAAP selling, general and administrative expenses	$58,680	$63,200
Non-GAAP operating income	$31,931	$51,902
Non-GAAP net income attributable to Cypress	$22,985	$45,528
Non-GAAP net income per share attributable to Cypress—diluted	$0.07	$0.13

Please refer to Table A and Table B below for GAAP to Non-GAAP reconciliation items related to the first quarter of fiscal 2016 and to the fourth quarter of fiscal 2015, respectively.

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES (a)

(In thousands, except per-share data)

(Unaudited)

Table A GAAP to Non-GAAP reconciling items (Q1 2016):	Revenue	Cost of revenues	Research and development	SG&A	Amortization of intangible assets	Restructuring Costs	Impairment of acquisition-related intangibles	Interest and other expense, net	Tax Related Items	Net loss attributable to noncontrolling interest	Net income
GAAP	$418,964	$293,179	$73,967	$74,500	$35,187	$270	$33,944	$8,329	$3,742	$132	$(104,022)
[1] Revenue from intellectual property license	6,250	-	-	-	-	-	-	-	-		6,250
[2] Stock based compensation	-	5,647	6,930	10,960	-	-	-	-	-		23,538
[3] Changes in value of deferred compensation plan	-	46	130	283	-	-	-	126	-		585
[4] Spansion merger costs and related amortization	-	19,113	677	3,573	-	-	-	-	-		23,363
[5] Investment related losses (gains)	-	-	-	-	-	-	-	(469)	-		(469)
[6] Losses from equity method investments	-	-	-	-	-	-	-	2,078	-		2,078
[7] Interest income and other expense, net	-	-	-	-	-	-	-	1,097	-		1,097
[8] Acquisition Costs	-	-	-	1,004	-	-	-	-	-		1,004
[9] Amortization of intangible assets	-	-	-	-	35,187	-	-	-	-		35,187
[10] Income Tax Provision (Benefit)	-	-	-	-	-	-	-	-	161		161
[11] Restructuring Costs	-	-	-	-	-	270	-	-	-		270
[12] Impairment of acquisition-related intangibles	-	-	-	-	-	-	33,944	-	-		33,944
Total impact of reconciling items	$6,250	$24,807	$7,737	$15,820	$35,187	$270	$33,944	$2,831	$161		$127,007

Table B
GAAP to Non-GAAP reconciling items (Q4 2015):	Revenue	Cost of revenues	Research and development	SG&A	Amortization of Intangible assets	Restructuring costs	Interest and other expense, net	Tax Related Items	Net loss attributable to non-controlling interest	Net Income
GAAP	$450,128	$306,880	$73,682	$85,386	$33,960	$1,405	$5,886	$15,726	$467	$(72,330)
[1] Revenue from intellectual property license	6,250	-	-	-	-	-	-	-		6,250
[2] Stock based compensation	-	3,321	6,270	12,519	-	-	-	-		22,110
[3] Changes in value of deferred compensation plan	-	53	102	313	-	-	(785)	-		(317)
[4] Spansion merger costs and related amortization	-	28,561	980	9,354	-	-	-	-		38,895
[5] Losses from equity method investments	-	-	-	-	-	-	2,330	-		2,330
[6] Imputed interest on convertible debt and other	-	-	-	-	-	-	573	-		573
[7] Amortization of Intangible assets	-	-	-	-	33,960	-	-	-		33,960
[8] Income tax provision	-	-	-	-	-	-	-	12,653		12,653
[9] Restructuring costs	-	-	-	-	-	1,405	-	-		1,405
Total impact of reconciling items	6,250	31,935	7,352	22,186	33,960	1,405	2,118	12,653	-	117,859

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

As discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 3, 2016, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Revenue Recognition
•	Business Combinations
•	Allowance for Doubtful Accounts Receivables
•	Valuation of Inventories
•	Valuation of Long-Lived Assets
•	Valuation of Goodwill
•	Fair Value of Financial Instruments
•	Cash Flow Hedges
•	Stock-Based Compensation
•	Employee Benefits Plan
•	Accounting for Income Taxes

There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

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

We analyzed our foreign currency exposure, including our hedging strategies, to identify assets and liabilities denominated in other currencies. For those assets and liabilities, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. We have determined that there would be an immaterial effect on our results of operations from such a shift. Please see Note 10 of the footnotes to this Quarterly Report on Form 10-Q for details on the contracts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Office of the President and Chief Executive Officer, which currently performs the duties of the President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q and subject to the foregoing, the Office of the President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended April 3, 2016, the Company expanded the scope to include the former operations of Spansion and its subsidiaries under the assessment of internal controls over financial reporting.  There were no other changes in our internal control over financial reporting that occurred during the three months period ended April 3, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in Note 9 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, including the following risk factors, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2016, which could materially affect our business, financial condition or future results.  Unless they change, risk factors in the 10-K are not repeated here, but are incorporated by reference from the 10-K.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

We may dispose of certain businesses, product lines or assets, which could adversely affect our results of operations.

From time to time, we may divest certain businesses, product lines or assets, both acquired or otherwise, that are no longer strategically important, or we may exit minority investments, which could materially affect our cash flows and results of operations. If we decide to divest a business, product line or assets, we may encounter difficulty in finding or completing divestiture opportunities or alternative exit strategies on acceptable terms or in a timely manner. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to the business, product line or assets that we want to dispose of, or we may dispose of the business, product line or assets at a price or on terms that are less favorable than we had anticipated. Even following a divestiture, we may be contractually obligated with respect to certain continuing obligations to customers, vendors, landlords or other third parties. We may also have continuing obligations for pre-existing liabilities related to the assets or businesses. Such obligations may have a material adverse impact on our results of operations and financial condition. Any such dispositions could also result in disruption to other parts of our business, potential loss of employees or customers, incurring potential loss of revenue, negatively impacting margins, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. We may also incur significant costs associated with exit or disposal activities, related impairment charges, or both.

Our search for a permanent President and Chief Executive Officer may cause uncertainty regarding the future of our business, impact employee hiring and retention, increase the volatility in our stock price, and adversely impact our revenue, operating results, and financial condition.

On April 28, 2016, Dr. T.J. Rodgers resigned as our President and Chief Executive Officer after leading the Company for over 30 years. In connection with Dr. Rodgers’ resignation, the Board has formed an Office of the President and Chief Executive Officer, consisting of Thad Trent, our Executive Vice President, Finance and Administration, and Chief Financial Officer, Hassane El-Khoury, Executive Vice President of our Programmable Systems Division,  Dana Nazarian, Executive Vice President of our Memory Products Division and Joseph Rauschmayer, our Executive Vice President of World Wide Manufacturing, which will report directly to the Board and perform the duties of the President and Chief Executive Officer until such time as a successor for Dr. Rodgers is duly appointed.  In addition, our Board has formed a CEO search committee, which will oversee and conduct the search for a President and Chief Executive Officer both internally and externally to succeed Dr. Rodgers.  Upon appointment of a new President and Chief Executive Officer, Dr. Rodgers will resign as a member of the Board, which resignation shall be accepted or declined by the Board in its sole discretion. The Board has begun a search for a permanent replacement.   The Board’s search for a President and Chief Executive Officer, and any related speculation and uncertainty regarding our future business strategy and direction in connection with the search and the appointment of a permanent President and Chief Executive Officer, may cause or result in:

•	disruption of our business or distraction of our employees and management;
•	difficulty recruiting, hiring, motivating and retaining talented and skilled personnel, including a permanent president and chief executive officer;
•	increased stock price volatility; and
•	difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions

If we are unable to mitigate these or other potential risks related to the uncertainty caused by the Board’s search for a President and Chief Executive Officer, it may disrupt our business or adversely impact our revenue, operating results, and financial condition.  Further, there can be no assurance that we will be able to attract a qualified, permanent President and Chief Executive Officer who has the desired qualifications on acceptable terms, or at all.  Our inability to attract a qualified, permanent President and Chief Executive Officer could have a material adverse effect on our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

On October 20, 2015, we entered into a new $450 million stock buyback program.  Refer Note 8 for further details.

The table below sets forth the information with respect to repurchases of common stock made in the first quarter of fiscal 2016 under the $450 million stock buyback program.

	Total number of shares purchased	Average price paid per share	Total shares purchased as part of the publicly announced programs	Total dollar value of shares that may yet be purchased under this program (In thousands)
Remaining balance available for purchases at the beginning of the period				$393,475
Repurchases during Q1 2016
January 2016	9,197,361	$7.96	9,197,361	$73,165
February 2016	14,475,177	$7.47	14,475,177	$108,107
March 2016	149,561	$8.26	149,561	$1,235
Total repurchases during Q1 2016	23,822,099	$7.66	23,822,099	$210,968

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Form	Filing Date	File No.	Filed
Number					Herewith

10.1	Asset Purchase Agreement by and between Broadcom Corporation as Seller and Cypress Semiconductor Corporation as Buyer dated as of April 28, 2016.				X

10.2	Project Le Cose Commitment Letter dated as of April 28, 2016				X

10.3	Amendment No. 2 to Amended and Restated Credit and Guaranty Agreement dated March 23, 2016.				X

10.4	Amendment No. 3 to Amended and Restated Credit and Guaranty Agreement dated April 27, 2016.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: May 10, 2016	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit	Description	Form	Filing Date	File No.	Filed
Number					Herewith

10.1	Asset Purchase Agreement by and between Broadcom Corporation as Seller and Cypress Semiconductor Corporation as Buyer dated as of April 28, 2016.				X

10.2	Project Le Cose Commitment Letter dated as of April 28, 2016				X

10.3	Amendment No. 2 to Amended and Restated Credit and Guaranty Agreement dated March 23, 2016.				X

10.4	Amendment No. 3 to Amended and Restated Credit and Guaranty Agreement dated April 27, 2016.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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