Form 10-Q
period 2016-07-03
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2016-08-09
CIK 791915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

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

The total number of outstanding shares of the registrant’s common stock as of August 2, 2016 was 321,180,733.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the forward-looking statements. Forward-looking statements include, but are not limited to, statements relating to: the expected timing and costs related to the integration of Cypress Semiconductor Corporation (“Cypress” or the “Company”) with Spansion Inc. (“Spansion”) as a result of our merger; our ability to execute on planned synergies related to the merger with Spansion and our related restructuring activities; the anticipated timing of the payout of the remaining Spansion restructuring reserve balance; the anticipated technological feasibility of our in-process research and development; estimated further amortization expense related to intangible assets; our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; events that could cause a material change in unrecognized tax benefits and our ability to recognize those benefits; the specific strategies we are pursuing to achieve our goals on revenue growth and profitability; our ability to position the Company in high-growth markets; the value of non-GAAP financial measures to investors; the estimates we make in preparing our financial statements, including but not limited to those relating to our critical accounting policies; the expected impact on our operating results of changes in market interest rates applicable to our investment portfolio;  our expectations regarding dividends and the tax treatment of dividends for recipients; our expectations regarding stock repurchases;; our foreign currency exposure and the impact exchange rates could have on our operating results; and the adequacy of our cash and working capital positions; the value and liquidity of our investments. We use words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. We assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to: global economic and market conditions; business conditions and growth trends in the semiconductor market; our ability to compete effectively; the volatility in supply and demand conditions for our products, including but limited to the impact of seasonality on supply and demand; our ability to develop, introduce and sell new products and technologies; potential problems relating to our manufacturing activities; the impact of acquisitions, including but limited to the continuing integration of Spansion and the recent acquisition of Broadcom’s wireless IoT business; our ability to attract and retain key personnel, including a new President and Chief Executive Officer; and/or the materialization of one or more of the risks set forth in Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 3, 2016	January 3, 2016
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$188,333	$226,690
Short-term investments	970	871
Accounts receivable, net	325,142	292,736
Inventories	220,890	243,595
Other current assets	127,670	86,880
Total current assets	863,005	850,772
Property, plant and equipment, net	402,369	425,003
Goodwill	1,250,378	1,738,882
Intangible assets, net	686,885	789,195
Other long-term assets	201,117	200,409
Total assets	$3,403,754	$4,004,261
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$174,389	$143,383
Accrued compensation and employee benefits	57,390	54,850
Deferred margin on sales to distributors	19,052	73,370
Dividends payable	35,240	36,520
Income taxes payable	3,581	3,262
Current portion of debt	13,436	14,606
Price adjustment reserve for sales to distributors	102,826	52,712
Other current liabilities	127,313	149,693
Total current liabilities	533,227	528,396
Deferred income taxes and other tax liabilities	45,950	51,737
Revolving credit facility and long-term debt	820,364	673,659
Other long-term liabilities	41,163	37,784
Total liabilities	1,440,704	1,291,576
Commitments and contingencies (Note 10)	—	—
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 494,273 and 481,912 shares issued;320,809 and 332,276 shares outstanding at July 3, 2016 and January 3, 2016 respectively	4,721	4,637
Additional paid-in-capital	5,679,928	5,623,411
Accumulated other comprehensive gain / (loss)	1,552	(227)
Accumulated deficit	(1,382,077)	(758,780)
Stockholders’ equity before treasury stock	4,304,124	4,869,041
Less: Shares of common stock held in treasury, at cost; 173,464 and 149,636 shares at July 3, 2016 and January 3, 2016 respectively	(2,335,289)	(2,148,193)
Total Cypress stockholders’ equity	1,968,835	2,720,848
Non-controlling interests	(5,785)	(8,163)
Total equity	1,963,050	2,712,685
Total liabilities and equity	$3,403,754	$4,004,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands, except per-share amounts)
Revenues	$450,127	$484,778	$869,091	$693,915
Costs and expenses:
Cost of revenues	291,349	346,705	584,528	597,535
Research and development	70,171	81,227	144,138	131,749
Selling, general and administrative	81,836	91,840	156,336	162,300
Amortization of intangible assets	32,605	35,928	67,792	43,274
Impairment of acquisition-related intangible assets	—	—	33,944	—
Goodwill impairment charge	488,504	—	488,504	—
Restructuring costs	654	10,039	924	85,754
Total costs and expenses	965,119	565,739	1,476,166	1,020,612
Operating loss	(514,992)	(80,961)	(607,075)	(326,697)
Interest expense	(7,540)	(5,041)	(13,872)	(7,124)
Other income (expense), net	224	(295)	305	(2,361)
Loss before income taxes and non-controlling interest	(522,308)	(86,297)	(620,642)	(336,182)
Income tax benefit (provision)	5,221	(2,935)	1,479	1,068
Share in net loss of equity method investee	(2,568)	(1,459)	(4,646)	(3,018)
Net loss	(519,655)	(90,691)	(623,809)	(338,132)
Net loss attributable to non-controlling interests	381	640	513	1,283
Net loss attributable to Cypress	$(519,274)	$(90,051)	$(623,296)	$(336,849)
Net loss per share attributable to Cypress:
Basic	$(1.65)	$(0.27)	$(1.96)	$(1.27)
Diluted	$(1.65)	$(0.27)	$(1.96)	$(1.27)
Cash dividend declared per share	$0.11	$0.11	$0.22	$0.22
Shares used in net loss per share calculation:
Basic	314,305	333,334	317,330	264,547
Diluted	314,305	333,334	317,330	264,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Net loss	$(519,655)	$(90,691)	$(623,809)	$(338,132)
Other comprehensive loss, net of taxes:
Net change in unrealized (losses) gains on available for sale securities	—	(1)	—	26
Net unrealized gain (loss) on cash flow hedges:
Net unrealized loss arising during the period	(7,951)	(1,549)	(10,629)	(1,741)
Net loss reclassified into earnings for revenue hedges (effective portion)	4,102	193	5,127	390
Net loss reclassified into earnings for revenue hedges (ineffective portion)	(184)	—	(173)
Net loss (gain) reclassified into earnings for expense hedges (effective portion)	4,665	233	7,454	162
Net unrealized gain (loss) on cash flow hedges	632	(1,123)	1,779	(1,189)
Other comprehensive gain (loss)	632	(1,124)	1,779	(1,163)
Comprehensive loss	(519,023)	(91,815)	(622,030)	(339,295)
Comprehensive loss attributable to non-controlling interest	381	640	513	1,283
Comprehensive loss attributable to Cypress	$(518,642)	$(91,175)	$(621,517)	$(338,012)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 3, 2016	June 28, 2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(623,809)	$(338,132)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	42,387	46,464
Depreciation and amortization	122,737	96,641
Impairment of acquisition-related intangible assets	33,944	—
Impairment of goodwill	488,504	—
Loss on disposal of property and equipment	6,116	9,346
Share in net loss of equity method investee	4,646	3,018
Accretion of interest expense on Senior Exchangeable Notes	2,039	—
Loss (gain) on assets held under deferred compensation plan	793	(1,204)
Unrealized loss on trading securities	598	191
Restructuring and other costs	2,464	13,768
Changes in operating assets and liabilities, net of acquisition and divestiture
Accounts receivable	(32,406)	(85,418)
Inventories	22,383	238,884
Other current and long-term assets	(36,656)	(15,519)
Price adjustment reserve for sales to distributors	50,114	13,951
Accounts payable and other liabilities	(6,815)	(67,095)
Deferred margin on sales to distributors	(54,536)	32,089
Net cash provided by (used in) operating activities	22,503	(53,016)
Cash flows from investing activities:
Purchases of marketable securities	(80,053)	(1,530)
Proceeds from maturities of available-for-sale investments	40,000	7,187
Proceeds from sales of available-for-sale investments	44,317	—
Business acquisition, net of cash acquired	—	(105,130)
Contribution, net of distributions to deferred compensation plan	1,743	1,270
Acquisition of property, plant and equipment	(25,814)	(25,231)
Cash paid for equity and cost method investments, and other	(14,376)	(11,877)
Net cash used in investing activities	(34,183)	(135,311)
Cash flows from financing activities:
Borrowings under revolving credit facility	120,000	299,000
Repayment of revolving credit facility	(202,000)	(77,000)
Repayment of Term Loan A	(2,500)	—
Repurchase of treasury stock	(175,694)	(10,382)
Payment of dividends	(70,820)	(54,334)
Proceeds from employee equity awards	40,111	33,199
Repayment of equipment leases, loans, net and other	(6,606)	(4,486)
Net proceeds from issuance of 4.50% Senior Exchangeable Notes	279,594	—
Purchase of capped calls	(8,165)	—
Proceeds from settlement of capped calls	—	25,293
Financing costs related to revolving credit facility	(597)	(2,559)
Net cash (used in) provided byfinancing activities	(26,677)	208,731
Net (decrease) increase in cash and cash equivalents	(38,357)	20,404
Cash and cash equivalents, beginning of period	226,690	103,736
Cash and cash equivalents, end of period	$188,333	$124,140
Supplemental Cash Flows Disclosures:
Dividends payable	$35,240	$36,718
Unpaid purchase of property, plant and equipment	$3,804	$10,578
Cash paid for interest	$10,398	$4,268
Cash paid for income taxes	$4,742	$4,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years

Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2016 has 52 weeks and Fiscal 2015 had 53 weeks. The second quarter of fiscal 2016 ended on July 3, 2016 and the second quarter of fiscal 2015 ended on June 28, 2015.

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

On March 12, 2015, the Company completed the merger (“Merger”) with Spansion Inc. ("Spansion") pursuant to the Agreement and Plan of Merger and Reorganization, as of December 1, 2014 (the "Merger Agreement"), for a total consideration of approximately $2.8 billion. Consequently, the financial condition and results of operations includes the financial results of legacy Spansion beginning March 12, 2015.  The comparability of our results for the six months ended July 3, 2016 to the same periods in fiscal 2015 is significantly impacted by the Merger.

Certain balances included in the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Cash Flows for prior periods have been reclassified to conform to the current period presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The condensed consolidated results of operations for the three and six months ended July 3, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

Summary of Significant Accounting Policies

Revenue Recognition

The Company has historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. The Company continuously reassesses its ability to reliably estimate the ultimate price of these products and, over the past several years, has made investments in its systems and processes around its distribution channel to improve the quality of the information it receives from its distributors. Given these ongoing investments, and based on the financial framework we use for estimating potential price adjustments, in the fourth quarter of 2014 the Company began recognizing revenue on certain product families and with certain distributors (less its estimate of future price adjustments and returns) upon shipment to the distributors (also referred to as the sell-in basis of revenue recognition).  During the three months ended July 3, 2016, the Company recognized an incremental $24.2 million of revenue on additional product families for which revenue was previously recognized on a sell-through basis as it determined that it could reasonably estimate returns and pricing concessions at the time of shipment to distributors.  This change resulted in a reduction of the Company’s net loss of $6.8 million or $0.02 per basic and diluted share for the three months ended July 3, 2016.  During the three months ended June 28, 2015, there were no new product families or distributors for which the Company recognized revenue on a sell-in basis.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the six months ended July 3, 2016, the Company recognized approximately $40.6 million of incremental revenue from this change in revenue recognition, which resulted in a reduction of the Company’s net loss of approximately $14.2 million for the six months ended July 3, 2016, or approximately $0.05 per basic and diluted share. During the six months ended June 28, 2015, the Company recognized approximately $22.7 million of incremental revenue from this change, which resulted in a benefit to net income of approximately $13.7 million for the six months ended June 28, 2015, or approximately $0.05 per basic and diluted share.  During the three months ended July 3, 2016, we recognized approximately $306.5 million or 92.8% of distribution revenue on a sell-in basis. During the three months ended June 28, 2015, we recognized approximately $220.7million or 62.5% of distribution revenue on a sell-in basis. During the six months ended July 3, 2016, the Company recognized approximately $540.0 million or 86.9% of distribution revenue on a sell-in basis. During the six months ended June 28, 2015, we recognized approximately $329.1 million or 51.1% of distribution revenue on a sell-in basis.

Net Loss per Share

Basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt, using the treasury stock method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

Convertible debt

In accounting for the Senior Exchangeable Notes at issuance, the Company separated the Notes into debt and equity components according to accounting standards codification ("ASC") 470-20 for convertible debt instruments that may be fully or partially settled in cash upon conversion. The carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the effective interest method. In accounting for the transaction costs incurred relating to issuance of the Notes, the Company allocated the costs of the offering in proportion to the fair value of the debt and equity recognized in accordance with the accounting standards. The transaction costs allocated to the debt are being amortized as interest expense over the term of the Notes.

In accounting for the cost of the capped call transaction entered in connection with issuance of the Senior Exchangeable Notes, the Company included the cost as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheet, in accordance with the guidance in ASC 815-40 Derivatives and Hedging-Contracts in Entity’s Own Equity.  See Note 8 for further details.

NOTE 2. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company has four reporting units of which two, Memory Products Division (MPD) and Programmable Systems Division (PSD), carried goodwill in the amounts of $770.0 million and $968.8 million respectively, as of January 3, 2016.

During the quarter ended July 3, 2016, the Company concluded that a combination of factors, including (a) decreases in our forecasted operating results when compared with the expectations of the PSD reporting unit at the time of the Merger, primarily in consumer markets as the Company has subsequently increased its focus on the automotive and industrial end markets, (b) evaluation of business priorities due to recent changes in management, and (c) certain market conditions necessitated a quantitative impairment analysis for the carrying value of the Goodwill related to PSD which resulted in an impairment charge of $488.5 million.

As the first step of the quantitative test (“Step 1”), the Company estimated the fair value of the net assets, including goodwill related to PSD. In estimating these fair values, a combination of a market approach and an income approach was utilized. This combination was deemed to be the most indicative of the reporting unit’s estimated fair value in an orderly transaction between market participants and is consistent with the methodology of the Company used for the goodwill impairment tests in prior years. In performing the step 1 analysis in the second quarter of fiscal 2016, the Company applied a weighting of 75% to the income approach and 25% to the market approach. Under the market approach, the Company utilizes publicly-traded comparable company information

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to determine revenue and earnings multiples that are used to value the reporting units. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit discounted by an estimated weighted-average cost of capital, reflecting the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. The Company based cash flow projections for PSD using a forecast of cash flows and a terminal value based on the industry’s perpetuity growth model. The forecast and related assumptions were derived from a recently completed five-year outlook which included adjustments arising from the changes in strategic decisions as discussed above.

Based on the Step 1 analysis, the Company concluded that the carrying value of PSD’s net assets exceeded their estimated fair value as of June 1, 2016, the date of the analysis.

The Company performed an analysis as required by ASC 350 and did not note an impairment in the carrying value of the long-lived assets related to PSD.

The deficiency between the carrying and estimated fair value of the net assets as noted in Step 1, required the second step of the quantitative test (“Step 2”) to be performed by comparing the carrying value of the goodwill related to PSD to its implied fair value. The implied fair value is calculated by allocating all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

The Company has completed a preliminary assessment of the implied fair value of the PSD reporting unit, which resulted in a partial impairment of goodwill of $488.5 million. Due to the complexity and effort required to estimate the fair value of the reporting unit in the second step of the analysis, the fair value estimates were based on preliminary analysis and assumptions that are subject to change. The measurement of impairment will be completed in the third quarter of fiscal 2016 and further adjustments to the preliminary goodwill impairment charge, if any, may be recognized when the Company finalizes the second step of the goodwill impairment test.

Given the partial impairment recorded in the PSD reporting unit, it is reasonably possible that even small future changes in judgments, assumptions and estimates the Company made in assessing the implied fair value of goodwill could cause the Company to determine that some or all of the remaining goodwill of the PSD reporting unit has become impaired. In addition, a future decline in market conditions and/or changes in the Company’s market share could negatively impact the market comparables, estimated future cash flows and discount rates used in the market and income approaches to determine the fair value of the reporting unit and could result in another material impairment charge in the future.

During the six months ended July 3, 2016, the Company did not note any triggers that necessitated an impairment analysis for the MPD reporting unit.

The changes in the carrying amount of goodwill by reportable segment for the six months ended July 3, 2016 were as follows:

	MPD	PSD	Total
	(in thousands)
Goodwill as of January 3, 2016 (1)	$770,046	$968,836	$1,738,882
Impairment	-	(488,504)	(488,504)
Goodwill as of July 3, 2016	$770,046	$480,332	$1,250,378
(1)	The Company previously recorded an impairment charge of $351.3 million in the fourth quarter of fiscal 2008.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3. INTANGIBLE ASSETS

The following table presents details of the Company's intangible assets:

	As of July 3, 2016			As of January 3, 2016
	Gross	Accumulated Amortization	Net (a)	Gross	Accumulated Amortization	Net (a)
	(In thousands)
Developed technology and other intangible assets
Acquisition-related intangible assets	$879,709	$(294,210)	$585,499	$836,256	$(226,417)	$609,839
Non-acquisition related intangible assets	12,714	(10,367)	2,347	13,368	(10,228)	3,140
Total developed technology and other intangible assets	892,423	(304,577)	587,846	849,624	(236,645)	612,979
In-process research and development	99,039	—	99,039	176,216	—	176,216
Total intangible assets	$991,462	$(304,577)	$686,885	$1,025,840	$(236,645)	$789,195

(a)	Included in the intangible assets are in-process research and development projects acquired as part of the Merger (“IPR&D”) that had not attained technological feasibility and commercial production:

(in thousands)
As of January 3, 2016	$176,216
Technological feasibility achieved	(43,233)
Projects impaired	(33,944)
As of July 3, 2016	$99,039

In the first half of fiscal 2016, the Company recognized a $33.9 million impairment charge related to two IPR&D projects that were cancelled due to changes in the Company’s product portfolio strategy.  The impairment charges are included in the “Impairment of acquisition-related intangible assets” line in the Condensed Consolidated Statements of Operations.

The Company expects the remaining IPR&D projects as of July 3, 2016 to attain technological feasibility by the first half of fiscal 2017.

The estimated future amortization expense related to developed technology and other intangible assets as of July 3, 2016 is as follows:

(In thousands)
2016 (remaining six months)	$65,820
2017	130,986
2018	128,440
2019	121,212
2020	85,886
2021 and future	55,502
Total future amortization expense	$587,846

NOTE 4. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	July 3, 2016	January 3, 2016
	(In thousands)
Accounts receivable, gross	$328,635	$295,803
Allowance for doubtful accounts receivable and sales returns	(3,493)	(3,067)
Total accounts receivable, net	$325,142	$292,736

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Inventories

	As of
	July 3, 2016	January 3, 2016
	(In thousands)
Raw materials	$15,430	$13,516
Work-in-process	161,494	192,245
Finished goods	43,966	37,834
Total inventories	$220,890	$243,595

Other Current Assets

	As of
	July 3, 2016	January 3, 2016
	(In thousands)
Prepaid tooling assets	$20,771	$19,379
Restricted cash relating to defined benefit pension plan, current	4,181	3,730
Foundry service prepayments - current portion	5,903	5,753
Advances to suppliers	10,844	10,683
Prepaid royalty and licenses	19,975	14,281
Derivative Asset	11,317	966
Value added tax receivable	16,867	12,493
Receivable from sale of TrueTouch Mobile®business	10,000	—
Other current assets	27,812	19,595
Total other current assets	$127,670	$86,880

Other Long-term Assets

	As of
	July 3, 2016	January 3, 2016
	(In thousands)
Employee deferred compensation plan	$40,030	$41,249
Investments in equity securities	61,121	57,030
Deferred tax assets	4,199	4,080
Long-term license	25,793	24,079
Restricted cash relating to defined benefit pension plan, non current	4,377	3,462
Long-term receivable from sale of TrueTouch Mobile®business	—	10,000
Foundry service prepayments - non-current portion	30,976	26,237
Other assets	34,621	34,272
Total other long-term assets	$201,117	$200,409

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Current Liabilities

	As of
	July 3, 2016	January 3, 2016
	(In thousands)
Employee deferred compensation plan	$40,941	$41,457
Restructuring accrual - current portion (See Note 5)	4,642	7,270
Deferred revenue on sale of True Touch mobile® business	5,789	15,295
Rebate reserve	10,236	7,944
Derivative liability	10,358	1,283
Other current liabilities	55,347	76,444
Total other current liabilities	$127,313	$149,693

Other Long-term Liabilities

	As of
	July 3, 2016	January 3, 2016
	(In thousands)
Long-term defined benefit pension plan liabilities	$4,935	$8,712
Restructuring accrual - non-current portion (See Note 5)	12,654	14,217
Asset retirement obligation	5,024	2,783
Other long-term liabilities	18,550	12,072
Total other long-term liabilities	$41,163	$37,784

NOTE 5. RESTRUCTURING

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

The following table summarizes the restructuring charges recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented pursuant to the Spansion Integration-Related Restructuring Plan:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Personnel costs	$369	$11,120	$615	$55,326
Lease termination costs and other related charges	285	(845)	309	17,897
Impairment of property, plant and equipment	—	(236)	—	12,531
Total restructuring costs	$654	$10,039	$924	$85,754

All restructuring costs are included in Costs and expenses under "Restructuring costs" in the Condensed Consolidated Statements of Operations.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restructuring activity under the Spansion Integration – Related Restructuring Plan during the six months ended July 3, 2016 was as follows:

Six Months Ended
July 3, 2016
(In thousands)
Accrued restructuring balance as of January 3, 2016	$21,487
Provision	270
Cash payments and other adjustments	(3,028)
Accrued restructuring balance as of April 3, 2016	$18,729
Provision	$654
Cash payments and other	(2,087)
Accrued restructuring balance as of July 3, 2016	$17,296
Current portion of the restructuring accrual	$4,642
Non-current portion of the restructuring accrual	$12,654

The Company anticipates that the remaining restructuring accrual balance will be paid out in cash through the remainder of 2016 for employee terminations and over the remaining lease term through 2026 for the excess lease obligation related to the buildings Spansion had leased prior to the Merger, which the Company decided not to occupy in the post-Merger period.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 6. FAIR VALUE MEASUREMENTS

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value hierarchy for the Company's financial assets and liabilities measured at fair value on a recurring basis and its non-financial liabilities measured at fair value on a non-recurring basis as of July 3, 2016 and January 3, 2016:

	As of July 3, 2016			As of January 3, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds (1)	$116	$—	$116	$119	$—	$119
Total cash equivalents	116	—	116	119	—	119
Short-term investments:
Certificates of deposit (1)		970	970	—	871	871
Total short-term investments	—	970	970	—	871	871
Long-term investments:
Marketable equity securities	1,587	—	1,587	6,516	—	6,516
Total long-term investments	1,587	—	1,587	6,516	—	6,516
Employee deferred compensation plan assets:
Cash equivalents	3,755	—	3,755	3,333	—	3,333
Mutual funds	21,927	—	21,927	22,023	—	22,023
Equity securities	8,179	—	8,179	8,624	—	8,624
Fixed income	—	3,243	3,243	—	3,227	3,227
Money market funds	2,926	—	2,926	4,042	—	4,042
Total employee deferred compensation plan assets	36,787	3,243	40,030	38,022	3,227	41,249
Foreign exchange forward contracts	—	11,317	11,317	—	966	966
Total financial assets	$38,490	$15,530	$54,020	$44,657	$5,064	$49,721
Financial Liabilities
Foreign exchange forward contracts	$—	$10,358	$10,358	$—	$1,283	$1,283
Employee deferred compensation plan liability	—	40,941	40,941	—	41,457	41,457
Total financial liabilities	$—	$51,299	$51,299	$—	$42,740	$42,740

(1)

Available for sale securities, maturing within one year.  There were no unrealized gains or losses recorded during the three and six months ended July 3, 2016 and June 28, 2015 related to these securities.

The Company did not have any assets or liabilities measured at fair value using level 3 inputs as of July 3, 2016 and January 3, 2016.  There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the six months ended July 3, 2016.

Valuation Techniques:

There have been no changes to the valuation techniques used to measure the fair value of the Company's assets and liabilities. For a description of the valuation techniques, refer to Note 5 of the Notes to the Consolidated Financial Statements included in the Company's Annual report on Form 10-K for the year ended January 3, 2016.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of the Company’s assets, including Intangible Assets and Goodwill are carried at historical cost but are remeasured on a non-recurring basis and are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  For the six months ended July 3, 2016, the Company recorded a $33.9 million impairment charge related to two IPR&D projects acquired in the Merger. During the same period the Company recorded a $488.5 million goodwill impairment charge related to PSD reporting unit based on a fair value measurement that included level 3 inputs. There were no impairment charges recorded for the three and six months ended June 28, 2015.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of July 3, 2016, the carrying value of the Company's Revolving Credit Facility was $367.0 million (See Note 8). The carrying value of the Company's Credit Facility approximates its fair value since it bears an interest rate that is comparable to rates on similar credit facilities and is determined using level 2 inputs.

The Company's 2.00% Senior Exchangeable Notes assumed as part of the Merger are traded in the market and are categorized as a Level 2 liability. The carrying value and the estimated fair value of the said Notes as of July 3, 2016 were $133.6 million and $303.4 million, respectively.  See Note 8 for further details.

The Company’s 4.50% Senior Convertible Notes are traded in the secondary market and the fair value is determined using Level 2 inputs.  The carrying value and the estimated fair value of the debt portion of the said Notes as of July 3, 2016 were $231.5 million and $320.4 million, respectively.  See Note 8 for further details.

Investments in Equity Securities

The Company's investments in equity securities include long-term investments in non-marketable equity securities of privately-held companies valued at approximately $59.5 million and $50.5 million as of July 3, 2016 and January 3, 2016, respectively.

Included in the Company's non-marketable equity securities recorded within “Other long-term assets” line item of the Condensed Consolidated Balance Sheet is an investment in a company that designs, develops and manufactures certain battery storage products for mobile consumer devices.  This investment is being accounted for using the equity method. During the three and six months ended July 3, 2016, the Company invested an additional $7.0 million and $12.0 million, respectively, in this battery products company, which increased the Company’s cumulative total investment to $68.5 million.  This represented 42.5% of the investee's outstanding voting shares as of July 3, 2016. The Company held 38.7% of this investee’s voting shares as of January 3, 2016.

In the second quarter of fiscal 2016, the Company partially sold shares of its investments in Hua Hong Semiconductor Limited (HHSL), a publicly traded company, which is the parent company of Grace Semiconductor Manufacturing Corporation, one of the Company's strategic foundry partners, resulting in cash proceeds of approximately $4.3 million. The loss on the sale of said investment was not material.

The remaining privately-held equity investments are accounted for under the cost method and are periodically reviewed for other-than-temporary declines in fair value.

NOTE 7. EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION

The Company's equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

The following table summarizes the stock-based compensation expense by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six months ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Cost of revenues	$4,278	$3,910	$9,925	$8,631
Research and development	5,329	6,908	12,259	12,661
Selling, general and administrative	9,242	16,849	20,203	25,172
Total stock-based compensation expense	$18,849	$27,667	$42,387	$46,464

As of July 3, 2016 and January 3, 2016, stock-based compensation capitalized in inventories totaled $4.0 million and $4.3 million, respectively.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended		Six months ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Stock options	$206	$572	$504	$1,268
Restricted stock units ("RSUs"), including Performance-Based Restricted Stock Units ("PSUs")	13,204	23,882	30,597	38,770
Employee Stock Purchase Plan (“ESPP”)	5,439	3,213	11,286	6,426
Total stock-based compensation expense	$18,849	$27,667	$42,387	$46,464

The following table summarizes the unrecognized stock-based compensation expense, net of estimated forfeitures, by type of awards:

	As of
	July 3, 2016	Weighted- Average Amortization Period
	(In thousands)	(In years)
Stock options	$1,481	1.02
RSUs including PSUs	59,244	1.38
ESPP	7,475	0.54
Total unrecognized stock-based compensation expense	$68,200	1.28

During the three months ended July 3, 2016, the Company, as part of the severance agreement executed with Dr. T.J. Rodgers, accelerated the vesting of the PSU’s previously granted and modified the vesting conditions such that 100% of such awards vested on the effective date of his termination which was April 28, 2016.  Included in the stock-based compensation expense for the three and six months ended July 3, 2016, is an amount of $3.1 million related to the impact of the said modification.

Equity Incentive Program

As of July 3, 2016, approximately 31.9 million stock options, or 21.8 million RSUs/PSUs were available for grant as share based awards under the 2013 Stock Plan, the 2010 Equity Incentive Award Plan (formerly the Spansion 2010 Equity Incentive Award Plan) and the 2012 Incentive Award Plan (formerly the Ramtron Plan).  As of July 3, 2016, there were 2.6 million shares of stock available for issuance under the ESPP plan.

Stock Options

The following table summarizes the Company's stock option activities:

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
	(In thousands, except per-share amounts)		(In years)	($ in millions)
Options outstanding as of January 3, 2016	16,840	$7.99
Exercised	(191)	$4.19
Forfeited or expired	(163)	$11.35
Options outstanding as of April 3, 2016	16,486	$8.00
Exercised	(7,069)	$4.85
Forfeited or expired	(97)	$12.88
Options outstanding as of July 3, 2016	9,320	$10.35	3.39	$14.60
Options exercisable as of July 3, 2016	7,483	$10.11	3.05	$14.27

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

There were no options granted for the three and six months ended July 3, 2016.

Restricted Stock Units (“RSUs”) and Performance-Based Restricted Stock Units (“PSUs”)

The following table summarizes the Company's RSU/PSU activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of January 3, 2016	11,053	$13.43
Granted	1,957	$10.97
Vested	(2,903)	$14.53
Forfeited	(1,304)	$12.66
Balance as of April 3, 2016	8,803	$12.63
Granted	1,316	$9.31
Released	(1,073)	$12.56
Forfeited	(199)	$12.17
Balance as of July 3, 2016	8,847	$12.16

On April 1, 2016, the Compensation Committee of the Company approved the grant of 0.9 million awards of restricted stock units to certain of the Company’s executive officers (the “2016 Grants”). Approximately 57% of the 2016 Grants are in the form of PSUs which vest based on achievement of two performance milestones: product development and production milestones and Gross Margin goals—over the next two years.  Such PSU grants will be capped at target levels if Cypress’s total shareholder return (TSR) is negative, even if the Product Development/Production or Gross Margin performance milestones are achieved at above-target or maximum levels. The remaining 43% of the 2016 Grants are in the form of RSUs which cliff vest based on continued service over two years.

In addition to PSUs subject to the milestones specified above, a portion of the grants under the 2015 performance based restricted stock (“PARS”) Program are RSUs which have service-based vesting terms under which employees are eligible to earn 100% of their RSUs if they remain an employee of the Company through specified dates between fiscal 2016 and 2018.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8. DEBT

Total debt is comprised of the following:

	As of
	July 3, 2016	January 3, 2016
	(In thousands)
Current portion of long-term debt
Capital lease obligations	$5,675	$6,603
Equipment loans	1,511	3,003
Term Loan A	6,250	5,000
Current portion of long-term debt	13,436	14,606
Revolving credit facility and long-term debt
Senior Secured Credit facility	367,000	449,000
Term Loan A	88,301	92,228
2.00% Senior Exchangeable Notes	133,607	131,845
4.50% Senior Exchangeable Notes	231,456	—
Capital lease obligations	—	586
Revolving credit facility and long-term debt	820,364	673,659
Total debt	$833,800	$688,265

4.50% Senior Exchangeable Notes

On June 23, 2016, the Company, issued at face value, $287.5 million of Senior Exchangeable Notes due 2022 (the “Notes”) in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The Notes are governed by an Indenture (“Indenture”), dated June 23, 2016, between the Company and U.S. Bank National Association, as Trustee. The Notes will mature on January 15, 2022, unless earlier repurchased or converted, and bear interest of 4.50% per year payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2017. The Notes may be due and payable immediately in certain events of default.

The Notes are exchangeable for an initial exchange rate of 74.1372 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial exchange price of approximately $13.49 per share) subject to adjustments for anti-dilutive issuances and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock and liquidation, consolidation or merger of the Company. Prior to October 15, 2021, the Notes will be exchangeable under certain specified circumstances as described in the Indenture.  On or after October 15, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, the Notes will be convertible in multiples of $1,000 principal amount regardless of the foregoing circumstances.

Upon conversion, the Company may pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of its common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a pre-defined conversion value.

It is the Company’s intent that upon conversion, the Company would pay the holders of the Notes cash for an amount up to the aggregate principal the Notes. If the conversion value exceeds the principal amount, the Company intends to deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (“conversion spread”). Accordingly, for the purposes of calculating diluted earnings per share, there would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the Notes, as that portion of the debt liability is expected to be settled in cash. The conversion spread, will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. Such amount was based on the contractual cash flows discounted at an appropriate market rate for non-convertible debt at the date of issuance, which was determined to be 82.9% of the par

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

value of the Notes or $238.3 million. The carrying amount of the equity component of $49.2 million representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is accreted to interest expense over the term of the Notes using the effective interest method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

The Company incurred transaction costs of approximately $8.63 million relating to the issuance of the Notes.  The transaction costs of $8.63 million include $7.91 million financing fees paid to the initial purchases of The Notes, and other estimated offering expenses payable by the Company. In accounting for these costs, the Company allocated the costs of the offering in proportion to the fair value of the debt and equity recognized in accordance with the accounting standards. The transaction costs allocated to the debt component of approximately $7.2 million and are being amortized as interest expense over the term of the Notes using the effective yield method. The transaction costs allocated to the equity component of approximately $1.5 million were recorded as a reduction of additional paid-in capital.

At the debt issuance date, the Convertible Notes, net of issuance costs, consisted of the following (in thousands):

June 23, 2016
Liability component
Principal	238,338
Less: Issuance cost	(7,158)
Net carrying amount	231,180
Equity component
Allocated amount	49,163
Less: Issuance cost	(1,477)
Net carrying amount	47,686
Convertible Notes, net of issuance costs	278,866

The following table includes total interest expense related to the Notes recognized for during the three and six months ended July 3, 2016 (in thousands):

Three and Six months ended July 3, 2016
Contractual interest expense	$354
Amortization of debt issuance costs	34
Accretion of debt discount	242
Total	$630

The net liability component of Notes as of July 3, 2016 is comprised of the following (in thousands):

July 3, 2016
Net carrying amount at issuance date	$231,180
Amortization of debt issuance costs during the year	34
Accretion of debt discount during the year	242
$231,456

Capped Calls

In connection with the issuance of the Notes, the Company entered into capped call transactions with certain bank counterparties to reduce the risk of potential dilution of the Company’s common stock upon the exchange of the Notes. The capped call transactions have a strike price of approximately $13.49 and a cap price of approximately $15.27, and are exercisable when and if the Notes are converted. If upon conversion of the Convertible Notes, the price of the Company’s common stock is above the strike price of the capped calls, the counterparties will deliver shares of the Company’s common stock and/or cash with an aggregate value approximately equal to the difference between the price of the Company’s common stock at the conversion date (as defined, with a maximum price for purposes of this calculation equal to the cap price) and the strike price, multiplied by the number of shares of the

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company’s common stock related to the capped call transactions being exercised. The capped calls expire in January 2022. The Company paid $8.2 million for these capped calls which were recorded as a reduction in additional paid-in capital.

Senior Secured Revolving Credit Facility

On April 27, 2016, the Company amended and restated its existing senior secured revolving credit facility ("Credit Facility") and of $540 million. The borrowings under the Credit Facility bear interest, at the Company's option, at an adjusted base rate plus a spread of 1.25%, or an adjusted LIBOR rate plus a spread of 2.25%. The borrowings under the Credit Facility are guaranteed by certain present and future wholly-owned material domestic subsidiaries of the Company (the “Guarantors”) and secured by a security interest in substantially all assets of the Company and the Guarantors. The financial covenants include the following conditions: 1) maximum total leverage ratio of 4.50x through October 2016, 4.25x until January 1, 2017, 4.00 x until April 2, 2017 and 3.75x thereafter, 2) minimum fixed charge coverage ratio of 1.00x. The Company incurred financing costs of $2.6 million related to the Credit Facility which has been capitalized and recognized in other long-term assets on the Condensed Consolidated Balance Sheet. These costs will be amortized over the life of the Credit Facility and recorded in “Interest Expense” on the Condensed Consolidated Statement of Operations.

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

As of July 3, 2016, $464.5 million aggregate principal amount of loans, including Term Loan A, were outstanding under the Credit Facility.

As of July 3, 2016, the Company was in compliance with all of the financial covenants under the Credit Facility.

2.00% Senior Exchangeable Notes

Pursuant to the Merger, Cypress assumed Spansion's 2.00% Senior Exchangeable Notes (the “Assumed Notes”) on March 12, 2015. They are fully and unconditionally guaranteed on a senior unsecured basis by the Company. The Assumed Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2.00% per year payable semi-annually in arrears on March 1 and September 1. The Assumed Notes may be due and payable immediately in certain events of default.

As of July 3, 2016, the Assumed Notes are exchangeable for 188.5 shares of common stock per $1,000 principal amount of the Notes (equivalent to an exchange price of approximately $5.31) subject to adjustments for dividends, anti-dilutive issuances and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock and liquidation, consolidation or merger of the Company. According to the Indenture, a change in control occurs when a person or group becomes the beneficial owner directly or indirectly, of more than 50% of the Company’s common stock. In the case of a consolidation or merger, if the surviving entity continues to be listed, no change of control will be triggered. Prior to June 1, 2020, the Assumed Notes will be exchangeable under certain specified circumstances as described in the Indenture.

Upon conversion, the Company may pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of its common stock, at its election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of our common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a pre-defined conversion value.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

It is Company’s intent that upon conversion, the Company would pay the holders of the Notes cash for an amount up to the aggregate principal the Notes. If the conversion value exceeds the principal amount, the Company intends to deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (“conversion spread”). Accordingly, for the purposes of calculation of diluted earnings per share, there would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the Notes, as that portion of the debt liability is expected to be settled in cash. The conversion spread, will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.

The net carrying amount of the liability component of the Assumed Notes as of July 3, 2016 consists of the following:

(in thousands)
Principal amount	$149,990
Unamortized debt discount	(16,383)
Net carrying value	$133,607

The following table presents the interest on the Assumed Notes recognized as an expense during the three and months ended July 3, 2016 and June 28, 2015:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(in thousands)
2.00% Senior Exchangeable Notes
Contractual interest expense at 2% per annum	$742	$742	$1,489	$889
Accretion of debt discount	890	820	1,762	983
Total	$1,632	$1,562	$3,251	$1,872

Equipment Loans

In December 2011, the Company obtained equipment loans from a financial institution for an aggregate amount of approximately $14.1 million which are collateralized by certain manufacturing equipment and bear interest of 3.15% to 3.18% per annum payable in 60 equal installments.  The balance of $1.5 million outstanding against these loans as of July 3, 2016 is payable within the remaining six months of fiscal 2016.

Capital Leases

In 2011, the Company entered into capital lease agreements which allow it to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. Assets purchased under all capital leases are included in “Property, plant and equipment, net” on the Company's Condensed Consolidated Balance Sheet.

As of July 3, 2016, the gross value and net book value of manufacturing equipment purchased under these capital leases were $11.1 million and $5.5 million, respectively.  As of January 3, 2016, the gross value and net book value of manufacturing equipment purchased under these capital leases were $20.5 million and $11.9 million, respectively.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Future Debt Payments

For each of the next five years and beyond, the scheduled maturities of the Company's debt including interest as of July 3, 2016, are as follows:

Fiscal Year	Term Loan A	Senior Secured Credit Facility	2.00% Senior Exchangeable Notes	4.50% Senior Exchangeable Notes	Capital lease obligations and Equipment loans	Total
	(In thousands)
2016 (remaining six months)	$3,988	$5,046	$1,500	$—	$7,243	$17,777
2017	13,131	10,093	3,000	13,717	—	$39,941
2018	12,673	10,093	3,000	12,938	—	$38,704
2019	14,657	10,093	3,000	12,938	—	$40,688
2020 and after	71,069	369,523	152,990	319,930	—	$913,512
Total	$115,518	$404,848	$163,490	$359,523	$7,243	$1,050,622

NOTE 9. EQUITY TRANSACTIONS

$450 Million Stock Buyback Program

On October 20, 2015, the Company entered into a new $450 million stock buyback program (“October 2015 program”). The program allows the Company to purchase its common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of the Company’s common stock, regulatory, legal, and contractual requirements, alternatives uses of cash, availability of on-shore cash and other market factors. The October 2015 program does not obligate the Company to repurchase any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. Through the end of second quarter of fiscal 2016, the Company has repurchased a total of 29.5 million shares for a total cost of $239.0 million under the October 2015 program. Of this, 23.8 million shares worth $182.5 million were repurchased in the three and six months ended July 3, 2016, which includes withholdings for tax obligations on vested stock-based awards.

Dividends

On May 11, 2016 the Company's Board of Directors approved a cash dividend of $0.11 per share payable to holders of record of its common stock at the close of business day on June 30, 2016. This cash dividend was paid on July 21, 2016 and totaled approximately $35.2 million which was accrued for and shown as “Dividends payable” on the Condensed Consolidated Balance Sheet as of July 3, 2016.

For US income tax purposes, the Company will make a determination as to whether 2016 distributions are to be treated as a return of capital or a dividend after the Company's 2016 fiscal year end. At this time the Company anticipates that 2016 distributions will be taxable dividends and should be treated accordingly by dividend recipients until a final determination can be made. The Company’s distribution policy and the payment of cash distributions under that policy are subject to the Board's continuing determination that the distribution policy and the declaration of dividends are in the best interests of the Company’s stockholders and are in compliance with all laws and agreements of the Company applicable to the declaration and payment of cash distributions. This policy may be changed or cancelled in the Company’s discretion at any time.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2020. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values at the time of the extension.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of July 3, 2016, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2016 (remaining six months)	$9,406
2017	17,412
2018	11,308
2019	7,455
2020	6,699
2021 and thereafter	24,767
Total	$77,047

Restructuring reserve balances related to operating facility leases were $15.7 million and $17.4 million as of July 3, 2016 and January 3, 2016, respectively.

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

The following table presents the Company's warranty reserve activities:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Beginning balance	$4,176	$2,370	$4,096	$2,370
Warranties assumed as part of the Merger	—	1,220	—	1,254
Settlements made	(651)	(427)	(1,081)	(552)
Provisions	2,439	871	2,949	962
Ending balance	$5,964	$4,034	$5,964	$4,034

Litigation and Asserted Claims

In a matter associated with Ramtron International Corporation (“Ramtron”), a wholly owned subsidiary of Cypress, bankruptcy proceedings are ongoing in Italy where the trustee for four bankrupt entities of Finmek S.pA. is seeking refunds of approximately $2.8 million in payments made by Finmek to Ramtron prior to Finmek’s bankruptcy in 2004. In November 2014, one of the courts presiding over these proceedings found that two payments should be refunded to Finmek, which currently total approximately $0.5 million, including interest and fees. The Company believes this ruling was made in error and has filed an appeal (Court of Appeal of Venice, Docket no. 2706/2015). The Company has prevailed in all other related proceedings, which the trustee may appeal (Court of Appeal of Venice, Docket Nos. 1387/2014 and 2487/2015; Tribunal of Padua Docket No. 5378/2009). Due to the current stage of the proceedings and the appellate process, the Company cannot reasonably estimate the loss or the range of possible loss, if any.

In 2013, a former employee filed a grievance against the Company with the U.S. Department of Labor (“DOL”) seeking back pay and reinstatement or forward pay. That matter was tried before an administrative law judge in July 2014. In December 2014, the administrative law judge issued a ruling in favor of the former employee for amounts totaling approximately $1.3 million. On March 30, 2016, the ruling was affirmed by the DOL Administrative Review Board (ARB).  The Company believes both rulings were erroneous and filed an appeal in the United States Court of Appeals for the Tenth Circuit on April 29, 2016 (Case No. 16-9523).  The respective positions of the parties and the appellate process prevent a reasonable determination of the outcome at this time. This former employee also filed a complaint for wrongful termination in state court in El Paso County, Colorado on March 4, 2015 (Case No. 2015-cv-030632). The state court litigation is stayed pending resolution of the DOL matter. The Company believes the state court action is meritless and will defend against the allegations.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

After our announcement of the merger between the Company and Spansion Inc. in December 2014, two separate putative class action complaints (Walter Jeter v. Spansion Inc., et. al. (No. 114-cv-274635) and Shiva Y. Stein v. Spansion Inc., el. al. (No. 114-cv-274924)) were filed in Santa Clara County Superior Court in December 2014, alleging claims of breach of fiduciary duty against Spansion’s board of directors and naming Cypress as a defendant for aiding and abetting the alleged breach of fiduciary duty. While Cypress believes these lawsuits to be meritless, Spansion and Cypress entered into a memorandum of understanding with plaintiffs, the terms of which required additional disclosures by the Company and payment of nominal attorneys’ fees to the class counsel. Final resolution of these litigations will require court approval of a final settlement agreement.  Due to the current stage of the proceedings, the Company cannot reasonably estimate the loss or the range of possible loss, if any.

The Company is involved in various trademark opposition proceedings with Kingston Technology Corporation (“Kingston”) concerning Kingston’s “HYPERX” trademark and the Company’s “HYPERRAM” trademark, including Trademark Trial and Appeal Board Proceeding Nos. 91218100, 91222728, and 92061796.  The Company believes its defenses and counterclaims have merit and will continue to defend its intellectual property.  Due to the current stage of the proceedings, the Company cannot reasonably estimate the loss or the range of possible loss, if any.

On May 17, 2016, a patent infringement case was filed by North Star Innovations, Inc. (“North Star”) against the Company and UMC Group USA in the U.S. District Court for the District of Delaware (Case No. 16-cv-00368).  North Star alleges that the Company infringes three patents.  The matter is still in the very early stages and the Company will defend against the allegations accordingly.  Due to the current stage of the proceedings, the Company cannot reasonably estimate the loss or the range of possible loss, if any.

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

Indemnification Obligations

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify other parties to such agreements with respect to certain matters. Typically, these obligations arise in the context of contracts that the Company has entered into, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants or terms and conditions related to such matters as the sale and/or delivery of its products, title to assets sold, certain intellectual property claims, defective products, specified environmental matters and certain income taxes. In these circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims and vigorously defend itself and the third party against such claims. Further, the Company's obligations under these agreements may be limited in terms of time, amount or the scope of its responsibility and in some instances, the Company may have recourse against third parties for certain payments made under these agreements.

It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments the Company has made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations. Management believes that if the Company were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of July 3, 2016, the Company had no reason to believe a loss exceeding amounts already recognized had been incurred.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11. FOREIGN CURRENCY DERIVATIVES

The Company enters into multiple foreign exchange forward contracts to hedge certain operational exposures resulting from fluctuations in Japanese yen and Euro exchange rates.  The Company does not enter into derivative securities for speculative purposes. The Company’s hedging policy is designed to mitigate the impact of foreign currency exchange rate fluctuations on its operating results. Some foreign currency forward contracts were considered to be economic hedges that were not designated as hedging instruments while others were designated as cash flow hedges. Whether designated or undesignated as cash flow hedges or not, these forward contracts protect the Company against the variability of forecasted foreign currency cash flows resulting from revenues, expenses and net asset or liability positions designated in currencies other than the U.S. dollar.  The maximum original duration of any contract allowable under the Company’s hedging policy is thirteen months.

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

At July 3, 2016, the Company had outstanding forward contracts to buy approximately ¥1,522 million for $13.5 million.

Non-designated hedges

Total notional amounts of net outstanding contracts were as summarized below:

Buy / Sell	July 3, 2016	January 3, 2016
(in millions)
US dollar / Japanese Yen	-	$19.4 / ¥2,333
US dollar / EUR	$19.3/€17.4	$7.3/€6.8
Japanese Yen / US dollar	¥701.7 / $7.4	-

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2016 was immaterial.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of July 3, 2016 and January 3, 2016 were as follows:

	July 3, 2016		January 3, 2016
Balance Sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(in thousands)
Other Current Assets
Derivative Asset	$11,312	$5	$966	$17

Other Current Liabilities
Derivative Liability	$9,813	$545	$1,283	$99

NOTE 12. INCOME TAXES

The Company's income tax benefit was $5.2 million and income tax expense was $2.9 million for the three months ended July 3, 2016 and June 28, 2015, respectively.  The Company’s income tax benefit was $1.5 million for the six months ended July 3, 2016 and the Company’s income tax benefit was $1.1 million for the six months ended June 28, 2015.  The tax benefit for the six months ended July 3, 2016 was primarily attributable to a release of previously accrued taxes related to the lapsing of statutes of limitation, primarily offset by income taxes associated with the Company’s non-US operations.  The tax benefit for the six months ended June 28, 2015 was primarily a result of non-U.S. income taxes on income earned in foreign jurisdictions which was partially offset by the tax impact of accounting for certain acquired assets and liabilities as a result of the Merger resulting in $5.3 million  of the Company’s valuation allowance being released.

Unrecognized Tax Benefits

As of July 3, 2016 and January 3, 2016 the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate totaled $26.4 million and $28.4 million, respectively.

Management believes events that could occur in the next 12 months which could cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and
•	expiration of statute of limitations on the Company's tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The Company believes it is reasonably possible that it may recognize up to approximately $4.1 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Classification of Interest and Penalties

The Company classifies interest and penalties as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of July 3, 2016 and January 3, 2016, the amounts of accrued interest and penalties totaled $9.5 million and $12.0 million, respectively.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 13. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands, except per-share amounts)
Net loss attributable to Cypress	$(519,274)	$(90,051)	$(623,296)	$(336,849)
Weighted-average common shares	314,305	333,334	317,330	264,547
Weighted-average diluted shares	314,305	333,334	317,330	264,547
Net loss per share—basic	$(1.65)	$(0.27)	$(1.96)	$(1.27)
Net loss per share—diluted	$(1.65)	$(0.27)	$(1.96)	$(1.27)

For the three months ended July 3, 2016 and June 28, 2015, approximately 7.7 million and 16.6 million, weighted average potentially dilutive securities consisting of outstanding stock options, RSUs and PSUs and Convertible debt, respectively, were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive. For the six months ended July 3, 2016 and June 28, 2015, approximately 8.9 million and 30.4 million, weighted average potentially dilutive securities consisting of outstanding stock options, unvested restricted RSUs and PSU’s and Convertible debt, respectively, were excluded in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.

NOTE 14. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information

The Company designs, develops, manufactures and markets a broad range of high-performance solutions for embedded systems, from automotive, industrial and networking platforms to highly interactive consumer and mobile devices. In connection with Cypress’s merger with Spansion, the Company has aligned Spansion's two major product groups with Cypress's existing business segments: legacy Spansion flash memory products are reported in the Company's Memory Products Division and legacy Spansion microcontroller and analog products are reported in the Company's Programmable Systems Division.

Revenue

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Programmable Systems Division	$166,813	$202,806	$330,797	$277,624
Memory Products Division	238,130	255,157	446,993	363,835
Data Communications Division	25,474	19,087	45,602	37,653
Emerging Technologies Division	19,710	7,728	45,699	14,803
Total revenue	$450,127	$484,778	$869,091	$693,915

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Loss before Income Taxes

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Programmable Systems Division	$(5,478)	$12,999	$(16,080)	$(6,975)
Memory Products Division	53,370	49,838	90,199	(12,737)
Data Communications Division	(7,238)	(3,630)	(15,697)	(6,145)
Emerging Technologies Division	2,341	(3,208)	11,007	(5,998)
Unallocated items:
Stock-based compensation	(18,849)	(27,667)	(42,387)	(46,464)
Amortization of intangible assets	(32,605)	(42,670)	(67,792)	(69,707)
Restructuring costs, including CEO severance	(5,154)	(10,039)	(5,424)	(85,754)
Changes in value of deferred compensation plan	(254)	54	(840)	(1,187)
Impact of purchase accounting and other	(19,937)	(61,974)	(51,180)	(101,215)
Impairment of acquisition-related intangible assets	—	—	(33,944)
Goodwill impairment charge	(488,504)	—	(488,504)	—
Loss before income taxes	$(522,308)	$(86,297)	$(620,642)	$(336,182)

The Company does not allocate goodwill and intangible assets impairment charges, impact of purchase accounting, IPR&D, severance and retention costs, acquisition-related costs, stock-based compensation, interest income and other, and interest expense to its segments. In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

Geographical Information

The following table presents revenues by geographical locations 1

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
United States	$41,037	$44,698	$89,214	$75,362
Europe	68,297	59,623	129,873	92,293
Asia:
Greater China [2]	190,806	158,028	334,389	227,317
Japan	93,387	160,711	206,582	194,870
Rest of the World	56,600	61,718	109,033	104,073
Total revenue	$450,127	$484,778	$869,091	$693,915

1.

Prior period numbers have been revised to conform to current period presentation.  During the three months ended July 3, 2016, the Company started presenting this information based on location of customers to whom the sale of products was made.

2.	Greater China includes China, Taiwan and Hong Kong.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	July 3, 2016	January 3, 2016
	(In thousands)
United States	$249,208	$269,304
Philippines	88,160	90,356
Thailand	30,920	34,233
Japan	15,428	9,537
Other	18,653	21,573
Total property, plant and equipment, net	$402,369	$425,003

The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the Company’s chief operating decision maker does not review asset information on a segment basis.

Customer Information

Outstanding accounts receivable from three of the Company's distributors accounted for 27.5%, 9.3% and 8.0% of its consolidated accounts receivable as of July 3, 2016. Outstanding accounts receivable from three of the Company's distributors, accounted for 42%, 11% and 9% of its consolidated accounts receivable as of January 3, 2016.

Revenue generated through one of the Company's distributors accounted for 24.0% of its consolidated revenue for the three months ended July 3, 2016.  Revenue generated through one of the Company’s distributor accounted for 24.0% of its consolidated revenue for the six months ended July 3, 2016. No end customer accounted for 10% or more of the Company's revenues for the three and six months ended July 3, 2016.

Revenue generated through one of the Company's distributors accounted for 29% of its consolidated revenue for the three months ended June 28, 2015.  Revenue generated through two of the Company’s distributors accounted for 23% and 10% of its consolidated revenue for the six months ended June 28, 2015.  One end customer accounted for 10% or more of the Company’s revenue for the three and six months ended June 28, 2015.

NOTE 15. SUBSEQUENT EVENTS

Joinder and Amendment Agreement

On July 5, 2016 the Company entered into a Joinder and Amendment Agreement with the guarantors party thereto, the initial incremental term loan lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent . The Joinder Agreement supplements the Company’s existing Amended and Restated Credit and Guaranty Agreement, dated as of March 12, 2015, by and among the Company, the guarantors, the lenders, the Agent, and Morgan Stanley Bank, N.A., as issuing bank and others.

The Joinder and Amendment Agreement provides for the incurrence by the Company of an incremental term loan in an aggregate principal amount of $450.0 million. The incurrence of the Incremental Term Loan is permitted as an incremental loan under the Credit Agreement and is subject to the terms of the Credit Agreement and to additional terms set forth in the Joinder and Amendment Agreement. The Incremental Term Loan will initially bear interest at (i) with respect to any portion of the Incremental Term Loan that is a LIBOR rate loan 5.50% or (ii) with respect to any portion of the Incremental Term Loan that is a base rate loan, 4.50%.  Following the Company’s delivery of a compliance certificate and financial statements for the Company’s third fiscal quarter of 2016, the Incremental Term Loan shall bear interest, at the Company’s option, at (i) an adjusted LIBOR rate plus an applicable margin of either 5.25% or 5.50%, or (ii) an adjusted base plus an applicable margin of either 4.25% or 4.50%, with the applicable margin in each case determined based on the Company’s total net leverage ratio for the trailing twelve month period ended as of the last day of the Company’s most recently ended fiscal quarter. The Company paid an upfront fee to the initial incremental lenders in an amount equal to 1.5% of the aggregate principal amount of the Incremental Term Loan funded. The Company is required to pay a prepayment premium of 1% of the principal amount prepaid if it prepays the Incremental Term Loan in certain circumstances prior to the date that is twelve months after the Closing Date. The Incremental Term Loan was fully funded on the Closing Date and matures on July 5, 2021.

CYPRESS SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The proceeds of the Incremental Term Loan were used to finance a portion of purchase price for the Company’s acquisition of certain assets used in the operation of Broadcom Corporation’s Internet of Things business, and to pay fees and expenses incurred in connection with the acquisition.

Broadcom Asset Purchase Agreement

On July 5, 2016, the Company completed its acquisition of certain assets primarily related to the Internet of Things business of Broadcom Corporation pursuant to an Asset Purchase Agreement with Broadcom, dated April 28, 2016. In connection with the closing of the transaction the Company paid Broadcom $550 million in cash.  The revenue from sales of Wi-Fi Bluetooth and Zigbee radio products acquired as part of this acquisition, will be reported in the Company’s Data Communications Division.  The Company is currently evaluating the purchase price allocation for this transaction.

Deca Investment

On July 29, 2016, Deca Technologies Inc. (“Deca”), a partially owned subsidiary of the Company, completed a $111.4 million equity investment by certain investors pursuant to a Class I Preferred Share Purchase.   In connection with the closing of the transaction, Deca repurchased $20.6 million of Class G preferred shares from the Company.  Following the Closing, the Company’s ownership in Deca was reduced to 52.2% based on its shares outstanding on July 29, 2016.

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

EXECUTIVE SUMMARY

Overview

Cypress Semiconductor Corporation (“Cypress” or “the Company”) manufactures and sells in advanced embedded system solutions for automotive, industrial, home automation and appliances, consumer electronics and medical products. Cypress’s programmable systems-on-chip, general-purpose microcontrollers, analog ICs, wireless and USB-based connectivity solutions and memories help engineers design differentiated products and help with speed to market. Cypress is committed to providing customers with quality support and engineering resources.

Merger with Spansion

On March 12, 2015, we completed the merger (“Merger”) with Spansion Inc. ("Spansion") pursuant to the Agreement and Plan of Merger and Reorganization, dated as of December 1, 2014 (the "Merger Agreement"), for a total consideration of approximately $2.8 billion. In accordance with the terms of the Merger Agreement, Spansion shareholders received 2.457 Cypress shares for each Spansion share they owned. The Merger has been accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standard Topic 805, Business Combinations, with Cypress treated as the accounting acquirer. To date, the Company has incurred $96.5 million of merger and integration costs in addition to restructuring and other items associated with the Merger and integration. The post-Merger company is expected to realize more than $180 million in cost synergies on an annualized basis within three years, and create a leading global provider of microcontrollers and specialized memories needed in today's embedded systems.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the financial results of legacy Spansion beginning March 12, 2015. The comparability of our operating results for the six months ended July 3, 2016 to the same period in fiscal 2015 is significantly impacted by our merger with Spansion. In our discussion and analysis of comparative periods, we have quantified the contribution of additional revenue or expense resulting from this transaction wherever such amounts were material and identifiable. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

Divestiture of TrueTouch® Business

In connection with the sale of the TrueTouch® Mobile touchscreen business to Parade Technologies (“Parade”) on August 1, 2015, we entered into a Manufacturing Service Agreement (MSA) in which we agreed to sell finished wafers and devices to Parade during the one-year period following the close of the transaction.  The terms of the MSA provide that we would sell finished products to Parade at agreed-upon prices that were considered below fair market value, indicating that there was an embedded fair value that would be realized by Parade through those terms.  Accordingly, we have allocated approximately $19.9 million from the $98.6 million proceeds to the fair value of the MSA based on the forecasted wafer sales to Parade for the subsequent one-year period.  That amount was deferred on our consolidated balance sheet initially and is being amortized to revenue as we sell products to Parade.  During the three and six months ended July 3, 2016, we recognized approximately $3.7 million and $8.4 million of revenue from amortization of the deferred revenue.

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

PSD: Programmable Systems Division

PSD focuses on high-performance, programmable solutions. The portfolio includes Traveo™ automotive microcontrollers, PSoC® programmable system-on-chip products, ARM® Cortex®-M4, -M3, -M0+ microcontrollers and R4 CPUs, analog PMIC Power Management ICs and automotive LED drivers, CapSense® capacitive-sensing controllers, TrueTouch® touchscreen solutions, fingerprint reader products, and PSoC Bluetooth Low Energy solutions for the IoT. Effective March 12, 2015, PSD added Spansion’s microcontroller and analog products

MPD: Memory Products Division

MPD focuses on high-performance serial and parallel NOR Flash memories, NAND Flash memories, static random access memory (SRAM), and high-reliability F-RAM™ ferroelectric memory and nonvolatile SRAM (nvSRAM) devices. Effective March 12, 2015, MPD added Spansion’s Flash memory products.

DCD: Data Communications Division

DCD focuses on USB controllers, including solutions for the USB Type-C and USB Power Delivery standards; Wi-Fi, Bluetooth, Bluetooth Low Energy and ZigBee solutions; PRoC™ programmable radio-on-chip solutions; WirelessUSB™ solutions; and module solutions such as trackpads and Bluetooth Low Energy modules. Effective July 5, 2016, DCD added Broadcom’s wireless IoT products.

ETD: Emerging Technologies Division	Also known as our “startup” division, ETD includes subsidiaries AgigA Tech Inc. and Deca Technologies Inc., as well as our foundry business and other development-stage activities.

Our primary focus is profitable growth in our key markets. With the addition of the legacy Spansion business and or acquisition of the Broadcom Corporations’ wireless IoT business (the “Broadcom IoT Business”) which closed July 5, 2016, we plan to capitalize on our expanded product portfolio and market positions in advanced embedded systems solutions to extend our penetration of global markets such as automotive, industrial, communications, consumer, computation, data communications and military. Our revenue model is based on the following product and market strategies: (a) growing revenue from our high-performance, programmable solutions and derivatives including PSoC programmable system-on-chip products and microcontrollers in the automotive and industrial markets, (b) increasing our DCD revenue through the integration of Wi-Fi, Bluetooth and ZigBee radios from the Broadcom  IoT Business acquisition and through the introduction of new products such as USB Type-C solutions, SuperSpeed USB 3.0 peripheral controllers and Bluetooth® Low Energy solutions that leverage Cypress’s PRoC™ programmable radio-on-chip technology for the IoT and other applications, (c) increasing market share in our memory products by leveraging our market position and expanding our portfolio with new and complementary products, and (d) revenue growth from ETD, which includes our internal startup companies. For profitability, our focus is to finish integrating the acquired Spansion business successfully and fully realize the anticipated product cost and operational cost synergies. Our integration effort includes the re-focusing of portions of the legacy Spansion business to higher-margin opportunities, particularly in the Flash memory business. We monitor our operating expenses closely to improve our operating leverage.

In order to achieve our goals on revenue growth and profitability, Cypress will continue to pursue the following strategies:

•

Cross-sell products from Cypress’s expanded product portfolio in the wake of the Spansion Merger and Broadcom IoT Business acquisition. We will continue to pursue product and business synergies to reduce costs and grow our revenue.

•

Focus on large and growing markets, particularly automotive, industrial and Internet of Things. We will continue to pursue business opportunities in large and growing markets leveraging our unique mix of PSoC and microcontrollers, memories, Wi-Fi, Bluetooth, Bluetooth Low Energy and ZigBee wireless solutions, USB Type-C controllers, capacitive touch-sensing solutions, analog power management ICs and other products.

•

Successfully complete the integration of our business with Spansion. We are committed to integrating the businesses of Cypress and Spansion successfully to finish realizing the anticipated cost synergies and improve profitability.

•

Drive profitability through tight management of operating expenses. Cypress maintains a corporate wide focus on margin and operating expenses. We are committed to maintaining our operating expense management without compromising our new product development and investments in our Emerging Technologies Division.

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

•

Leverage flexible manufacturing. Our manufacturing strategy combines capacity from leading foundries with output from our internal manufacturing facilities. This enables us to adjust to rapid swings in customer demand while reducing the burden of fixed costs.

•

Pursue complementary strategic relationships. We will continue to assess opportunities to develop strategic relationships through acquisitions, investments, licensing and joint development projects. We also will continue to make investments in current ventures as well as new ventures.

As we continue to implement our strategies, there are many internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed under Part I Item 1A in our Annual Report on Form 10-K for the year ended January 3, 2016 as well as in Item 1A in this Quarterly Report on Form 10-Q.

Results of Operations

Revenues

Our total revenues decreased by $34.7 million or 7.1% to $450.1million for the three-month period ended July 3, 2016 compared to the same period in the prior year primarily due to decrease in revenue from TrueTouch® mobile business as a result of divestiture of the business on August 1, 2015 . The overall average selling price of our products for the three months ended July 3, 2016 was $1.20 and it did not change compared with the same period in the prior year.

Our total revenues increased by $175.2 million or 25.2% to $869.1 million for the six-month period ended July 3, 2016 compared to the same period in the prior year. For the six months ended July 3, 2016, approximately $209.1 million of the increase was attributable to revenue contributions from the acquired Spansion business which is included in the PSD and MPD divisions, which was offset by decrease in revenue from TrueTouch® mobile business as a result of divestiture of the business on August 1, 2015.  The overall average selling price of our products for the six months ended July 3, 2016 was $1.19 which did not change compared with the same period in the prior year. Excluding Spansion products, our average selling price (“ASP”) for the six months ended July 3, 2016 was $1.13, which increased by $0.02 compared with the same period in the prior year.

Consistent with our accounting policies and generally accepted accounting principles, we have historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. We continually reassess our ability to reliably estimate the ultimate price of these products and, over the past several years, we have made investments in our systems and processes around our distribution channel to improve the quality of the information we receive from our distributors. Given these ongoing investments, and based on the financial framework we use for estimating potential price adjustments,  in the fourth quarter of 2014 the Company began recognizing revenue on certain product families and with certain distributors (less its estimate of future price adjustments and returns) upon shipment to the distributors (also referred to as the sell-in basis of revenue recognition).

During the three months ended July 3, 2016, we recognized an incremental $24.2 million of revenue, on additional product families for which revenue was previously recognized on a sell-through basis as we determined that we could reasonably estimate returns and pricing concessions at the time of shipment to distributors. This change resulted in a decrease to the net loss of $6.8 million or $0.02 per basic and diluted share for the three months ended July 3, 2016. During the three month ended June 28, 2015, there were no new product families or distributors for which we recognized revenue on a sell-in basis.  During the six months ended July 3, 2016, we recognized approximately $40.6 million of incremental revenue from this change in revenue recognition, which resulted in a decrease to our net loss of approximately $14.2 million for the six months ended July 3, 2016, or approximately $0.05 per basic and diluted shares. During the six months ended June 28, 2015, we recognized approximately $22.7 million of incremental revenue from this change, which resulted in a decrease to our net loss of approximately $13.7 million for the six months ended June 28, 2015, or approximately $0.05 per basic and diluted shares.

During the three months ended July 3, 2016, we recognized approximately $306.5 million or 92.8% of distribution revenue on a sell-in basis. During the three months ended June 28, 2015, we recognized approximately $220.7 million or 62.5% of distribution revenue on a sell-in basis.  During the six months ended July 3, 2016, we recognized approximately $540.0 million or 86.9% of distribution revenue on a sell-in basis, respectively. During the six months ended June 28, 2015, we recognized approximately $329.1 million or 51.1% of distribution revenue on a sell-in basis, respectively.

The following table summarizes our consolidated revenues by segments:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Programmable Systems Division	$166,813	$202,806	$330,797	$277,624
Memory Products Division	238,130	255,157	446,993	363,835
Data Communications Division	25,474	19,087	45,602	37,653
Emerging Technologies Division	19,710	7,728	45,699	14,803
Total revenue	$450,127	$484,778	$869,091	$693,915

Programmable Systems Division:

Revenues from the PSD decreased by $36.0 million and increased by $53.2 million in the three and six months ended July 3, 2016 or decreased by 17.7% and increased by19.2%, respectively, compared to the same prior-year period.   The decrease in the three months ended July 3, 2016 as compared to the same prior-year period was driven by decrease in sales in the mobile market segment as a result of the sale of TrueTouch® mobile business on August 1, 2015.  The increase for the six month period ended July 3, 2016 as compared to the same prior-year period was due to $87.7 million of revenue contributions from Spansion products.  Excluding the impact of Spansion revenues, PSD decreased $34.5 million for the six months ended July 3, 2016 or $29.0%, compared to same prior-year period primarily due to a $36.2 million decrease in revenue from TrueTouch® mobile business as a result of divestiture of the business on August 1, 2015.

The overall average selling price of our products for PSD for the three and six months ended July 3, 2016 was $1.32 and $1.24 which increased by $0.25 and $0.23 compared with the same prior-year period.

Memory Products Division:

Revenues from the MPD decreased by approximately $17.1 million and increased by $83.2 million or decreased by 6.7% and increased by 22.9% in the three and six months ended July 3, 2016, compared to the same prior-year period. The decrease in the three months ended July 3, 2016 as compared to the same prior-year period was primary driven by decrease in the consumer market segment. The increase for the six months period ended July 3, 2016 as compared to the same prior-year period was due to $117.4 million of revenue contribution from the Spansion flash memory business.  Excluding the impact of Spansion revenues, MPD decreased by $34.2 million in the six months ended July 3, 2016, or 20.5% compared to the same prior-year period, primarily driven by decrease in sales in the industrial market segment.

The overall ASP’s of our products for MPD for the three and six months ended July 3, 2016 were $1.27 and $1.28, respectively,  which decreased  by $0.11 and $0.18 compared with the same prior-year period.

Data Communications Division:

Revenues from the DCD increased by approximately $6.4 million and $8.0 million or 33.5% and 21.1% in the three and six months ended July 3, 2016, respectively, compared to the same prior-year period due to increasing revenue in our super speed USB, trackpad and Type C products.

The overall ASP’s of our products for DCD, for the three and six months ended July 3, 2016 were $0.59 and $0.63, respectively, which decreased  by $0.22 and $0.18 compared with the same prior-year period.

Emerging Technologies Division:

Revenues from the ETD increased by approximately  $12.0 million and $30.9 million or 155.0%  and 208.7% in the three and six months ended July 3, 2016, respectively, compared to the same prior-year periods primarily due to the overall increase in customer demand at all of our ETD companies.  The increase were also attributable to increases in our Foundry revenues as we began selling products to Parade Technologies in August 2015 under the Manufacturing Services Agreement, which was signed in connection with our disposition of the TrueTouch® Mobile business.

Cost of Revenues

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
Cost of revenues	$291,349	$346,705	$584,528	$597,535
As a percentage of revenue	65%	72%	67%	86.1%

Our cost of revenue ratio is significantly impacted by the mix of products we sell, which is often difficult to forecast with accuracy. Therefore, if we achieve significant revenue growth in our lower margin (i.e. revenue less cost of revenue) product lines, or if we are unable to earn as much revenue as we expect from higher margin product lines, our gross margin may be negatively impacted. Our cost of revenue ratio improved from 71.5% during the three months ended June 28, 2015 to 64.7% in the three months ended July 3, 2016. The primary driver of the improvement in the cost of revenue ratio was lower amortization of fair value adjustments, net of reserves, relating to acquired Spansion inventory.  Write downs of inventories were $7.6 million and $13.9 million for the three months ended July 3, 2016 and June 28, 2015, respectively.  Sale of inventory that was previously written-off or written-down aggregated $14.1 million and $6.7 million for the three months ended July 3, 2016 and June 28, 2015, respectively, which favorably impacted our cost of revenues ratio by 3.1% for the three months ended July 3, 2016 and by 1.4% for the three months ended June 28, 2015.  This impact was offset by lower fab utilization, which was 53% in the second quarter of fiscal 2016, lower compared to same prior-year period.

Our cost of revenue ratio improved from 86.1% during the six months ended June 28, 2015 to 67.2% in the six months ended July 3, 2016. The primary driver of the improvement in the cost of revenue ratio was lower write downs of carrying value of inventory during the six months ended July 3, 2016 as compared to the same period in previous fiscal year.  Included in the cost of revenues in the six months ended June 28, 2015 was $133.0 million write-down of carrying value of inventory assumed as a part of the Spansion Merger, as well as a write-down of $19.1 million of certain other inventories. In comparison, write-down of inventories in the six months ended July 3, 2016 was $15.6 million.  Sale of inventory that was previously written-off or written-down aggregated $21.2 million and $8.2 million for the six months ended July 3, 2016 and June 28, 2015, respectively, which favorably impacted our cost of revenues ratio by 2.4% and 1.2% for the six months ended July 3, 2016 and June 28, 2015, respectively. This impact was offset by lower fab utilization which was 53% in the second quarter of fiscal 2016, lower as compared to prior -year.

Research and Development (“R&D”) Expenses

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
R&D expenses	$70,171	$81,227	$144,138	$131,749
As a percentage of revenues	15.6%	16.8%	16.6%	19.0%

R&D expenditures decreased by $11.1 million in the three months ended July 3, 2016 compared to the same prior-year period. The decrease was primarily attributable to $6.1 million of reduced labor costs primarily due to headcount reduction, $1.6 million decrease in stock based compensation expense and a decrease of $0.8 million in costs for outside services.

R&D expenditures increased by $12.4 million in the six months ended July 3, 2016 compared to the same prior-year period. The increase was primarily attributable to $6.9 million of higher labor costs due to additional headcount, $2.1 million of building, repairs and other overhead expenses and $1.5 million higher professional services and legal fees.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)
SG&A expenses	$81,836	$91,840	$156,336	$162,300
As a percentage of revenues	18.2%	18.9%	18.0%	23.4%

SG&A expenses decreased by $10.0 million in the three months ended July 3, 2016 compared to the same prior-year period. The decrease was primarily attributable to $7.6 million decrease in stock based compensation expense and a decrease of $1.3 million in professional fees related to the ongoing Spansion merger integration activities.

SG&A expenses decreased by $6.0 in the six months ended July 3, 2016 compared to the same prior-year period. The decrease was mainly due to a decrease of $16.2 million in acquisition and integration related expenses and a $5.5 million decrease in stock based compensation expense primarily offset by $4.5 million for CEO severance costs, $3.3 million increase in labor costs, $4.0 million increase in building, supplies, repairs, other overhead expenses and professional services costs and $1.7 million higher marketing costs.

Amortization of acquisition-related intangible assets

Amortization expense decreased by $3.3 million in the three months ended July 3, 2016 compared to the same period in the prior year mainly due to certain intangibles that were fully amortized during fiscal 2016.  The decrease was partially offset by amortization related to capitalized in-process research and development projects which started amortization fiscal 2015 as well as three months ended July 3, 2016.

Amortization expense increased by $24.5 million in the six months ended July 3, 2016 compared to the same period in the prior year.  The increase was mainly due to the amortization on the intangibles acquired in connection with the Spansion Merger as well as capitalization of some in-process research and development projects.

Impairment of acquisition-related intangible assets

In the six months ended July 3, 2016, we recognized approximately $33.9 million of impairment charge related to two IPR&D projects that were cancelled due to certain change in our long-term product portfolio strategy during fiscal 2016.

Goodwill impairment charge

Our results for the three months ended July 3, 2016 included a non-cash goodwill impairment charge of $488.5 million related to our PSD reporting unit. The goodwill impairment charge resulted from a combination of factors including, (a) decreases in our forecasted operating results when compared with the expectations of the PSD reporting unit at the time of the Merger, primarily in consumer markets as the Company has subsequently increased its focus on the automotive and industrial end markets, (b) evaluation of business priorities due to recent changes in management, and (c) certain market conditions necessitated a quantitative impairment analysis for the carrying value of the Goodwill related to PSD.

Restructuring

In March 2015, we began the implementation of planned cost reduction and restructuring activities in connection with the Merger. The restructuring charges of $0.7 million and $0.9 million recorded for the three and six months ended July 3, 2016, respectively, primarily consisted of severance costs, lease termination costs and impairment of property, plant and equipment. The lease termination restructuring costs recorded in the six months ended June 28, 2015 included $17.9 million related to the buildings Spansion had leased prior to the Merger, which we decided not to occupy in the post-Merger period.  The initial term of these leases commenced on January 1, 2015 and will expire on December 31, 2026.

The following table summarizes the restructuring charges recorded in our Condensed Consolidated Statements of Operations for the periods presented pursuant to the Spansion Integration-Related Restructuring Plan:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands)		(In thousands)
Personnel costs	$369	$11,120	$615	$55,326
Lease termination costs and other related charges	285	(845)	309	17,897
Impairment of property, plant and equipment	—	(236)	—	12,531
Total restructuring and other charges	$654	$10,039	$924	$85,754

We anticipate that the remaining restructuring liability balance will be paid out in cash through the end of 2016 for employee terminations and over the remaining lease term through 2026 for the excess lease obligation.

As of July 3, 2016, we have realized approximately $165.5 million of synergy savings on an annualized basis from the restructuring actions taken. Upon completion of all of our actions, we anticipate our annualized synergy savings in fiscal year 2016 to be approximately $180 million. When complete, we estimate approximately 40% of the savings will impact cost of goods sold and the remaining 60% will impact operating expenses. There can be no assurance that we will achieve these anticipated savings.

Income Taxes

Our income tax benefit was $5.2 million and income tax expense was $2.9 million for the three months ended July 3, 2016 and June 28, 2015, respectively.  Our income tax benefit was $1.5 million and $1.1 million for the six months ended July 3, 2016 and June 28, 2015, respectively. The tax benefit for the six months ended July 3, 2016 was primarily attributable to a release of previously accrued taxes related to the lapsing of statutes of limitation, primarily offset by income taxes associated with our non-US operations. The tax benefit for the six months ended June 28, 2015 was primarily a result of non-U.S. income taxes on income earned in foreign jurisdictions, which were more than offset by the tax impact of accounting for certain acquired assets and liabilities as a result of the Merger resulting in $5.3 million of the Company’s valuation allowance being released.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes information regarding our cash and cash equivalents and short-term investments and working capital:

	As of
	July 3, 2016	January 3, 2016
	(In thousands)
Cash and cash equivalents	$188,333	$226,690
Short-term investments	970	871
Total cash, cash equivalents and short-term investments	$189,303	$227,561
Total current assets	$863,005	$850,772
Total current liabilities	533,227	528,396
Working capital	$329,778	$322,376

Key Components of Cash Flows

	Six Months Ended
	July 3, 2016	June 28, 2015
	(In thousands)
Net cash provided by (used in) operating activities	$22,503	$(53,016)
Net cash provided by (used in) investing activities	$(34,183)	$(135,311)
Net cash provided by (used in) financing activities	$(26,677)	$208,731

Operating Activities

Net cash provided by operating activities of $22.5 million during the six months ended July 3, 2016 was primarily due to a net loss of $623.8 million which included net non-cash expense items of $704.0 million.  The non-cash expense items primarily consisted of depreciation and amortization of $122.7 million, a goodwill impairment charge of $488.5 million, a $33.9 million impairment charge for acquisition-related intangibles and stock based compensation expense of $42.2 million. This was partially offset by net cash used from increase in operating assets and liabilities for the six months ended July 3, 2016 of $57.7 million. The net cash used from changes in operating assets and liabilities during the six months ended July 3, 2016 was primarily due to the following:

•

an increase in accounts receivable of $32.4 million due to timing of shipments during the six months ended July 3, 2016.  The days sales outstanding for the six months ended July 3, 2016 and January 3, 2016 were 68 days and 61 days respectively;

•

a decrease in inventories of $22.6 million as part of our lean inventory initiative pursuant to which we are running our manufacturing facilities below demand levels to burn through excess inventory from the Spansion Merger;

•	an increase in other current and long-term assets of $36.6 million, primarily due to timing of payments for certain licenses;
•	an increase in accounts payable, accrued and other liabilities of $43.3 million due to timing of payments;
•	a decrease in deferred income of $54.5 million due to the transition of additional product families to the sell-in basis of revenue recognition.

Investing Activities

During the six months ended July 3, 2016, we used approximately $34.2 million of cash in our investing activities primarily due to $25.8 million of cash used for property and equipment expenditures relating to purchases of certain tooling, laboratory and manufacturing facility equipment and $14.4 million cash paid for certain investments, of which $12.0 million related to our investment in a company that designs, develops and manufactures advanced battery storage products for mobile consumer devices.

Financing Activities

During the six months ended July 3, 2016, we used approximately $26.7 million of cash in our financing activities primarily related to the repurchase of stock in the amount of $175.7 million, net repayments of $82.0 million on the revolving credit facility, $70.8 million dividend payments, purchase of capped call for the 4.50% Senior Exchangeable Notes and repayments of capital leases and Term Loan A of $9.1 million.  Such payments were primarily offset by our net borrowings on the 4.50% Senior Convertible Notes of $279.4 million and proceeds of $40.1 million from employee equity awards.

Liquidity and Contractual Obligations

Contractual Obligations

The following table summarizes our contractual obligations as of July 3, 2016:

	Total	2016	2017 and 2018	2019 and 2020	After 2020
	(In thousands)
Purchase obligations (1)	$320,728	$66,185	$150,942	$103,601	$—
Equipment loan	1,511	1,511	—	—	—
Operating lease commitments (2)	77,047	9,406	28,720	14,154	24,767
Capital lease commitments	5,675	5,675	—	—	—
2.00% Senior Exchangeable Notes	149,990	—	—	149,990	—
4.50% Senior Exchangeable Notes	287,500	—	—	—	287,500
Term Loan A	97,500	2,500	15,000	80,000	—
Interest payment on debt	141,446	8,079	63,656	50,252	19,459
Senior Secured Revolving Credit Facility	367,000	—	—	367,000	—
Total contractual obligations	$1,448,397	$93,356	$258,318	$764,997	$331,726

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

As of July 3, 2016, our unrecognized tax benefits were $26.4 million, which were classified as long-term liabilities. We believe it is possible that we may recognize up to approximately $4.1 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Equity Investment Commitments

We have committed to purchase additional preferred stock from a company that operates in the area of advanced battery storage. During the three and six months ended July 3, 2016, we purchased an additional $7.0 million and $12.0 million, respectively,  of preferred stock which was recorded as part of our investments in non-marketable securities. Subject to the attainment of certain milestones, we may purchase additional preferred stock of this company.

Capital Resources and Financial Condition

Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities, payments of regularly scheduled cash dividends, the repayment of our short-term debt, and the purchase of our stock through our stock buyback program. As of July 3, 2016, in addition to $188.3 million in cash and cash equivalents, we had $1.0 million invested in short-term investments for a total cash, cash equivalents and short-term investment balance of $189.3 million.  As of July 3, 2016, approximately 15% of our cash, cash equivalents and available-for-sale investments were held in offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated, may be subject to tax and other transfer restrictions.

On July 5, 2016 we entered into a Joinder and Amendment Agreement with the guarantor’s party thereto for an incremental term loan in an aggregate principal amount of $450.0 million. The incurrence of the Incremental Term Loan is permitted as an incremental loan under the Credit Agreement and is subject to the terms of the Credit Agreement and to additional terms set forth in the Joinder and Amendment Agreement. The proceeds of the Incremental Term Loan were used to finance a portion of purchase price for the Company’s acquisition of certain assets used in the operation of Broadcom Corporation’s Internet of Things business, and to pay fees and expenses incurred in connection with the acquisition. The contractual obligations table above does not include the commitments related to the said incremental term loan.

We believe that the liquidity provided by existing cash, cash equivalents and available-for-sale investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should prevailing economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements; we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. In addition, we may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives including the acquisition of other companies and provide us with additional flexibility to take advantage of other business opportunities that arise.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of Notes to Consolidated Financial Statements under Item 8 in our Annual Report on Form 10-K for the year ended January 3, 2016 and Note 1 of Notes to Condensed Consolidated Financial Statements under Item 1 in our Quarterly Report on Form 10-Q for the period ended April 3, 2016.

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

Management believes that these non-GAAP financial measures reflect an additional and useful way of viewing aspects of the Company’s operations that, when viewed in conjunction with the Company’s GAAP results, provide a more comprehensive understanding of the various factors and trends affecting the Company’s business and operations. Management uses these non-GAAP measures for strategic and business decision-making, internal budgeting, forecasting and resource allocation processes. In addition, these non-GAAP financial measures facilitate management’s internal comparisons to the Company’s historical operating results and comparisons to competitors’ operating results.

Each of the non-GAAP financial measures excludes one or more of the following items:

Acquisition-related charges: Acquisition-related charges are not factored into management’s evaluation of potential acquisitions or the Company’s performance after completion of acquisitions, because they are not related to the Company’s core operating performance. However, a limitation of non-GAAP measures that exclude acquisition-related charges is that these charges may represent payments that reduce the cash available to the Company for other purposes. Acquisition-related expenses primarily include:

•	Amortization of purchased intangibles, including purchased technology, patents, customer relationships, trademarks, backlog and non-compete agreements;

•	Amortization of step-up in value of inventory recorded as part of purchase price accounting; and

•

One-time charges associated with completing an acquisition including items such as contract termination costs, severance and other acquisition-related restructuring costs; costs incurred in connection with integration activities, and legal and accounting costs.

Share-based compensation expense: Share-based compensation expense relates primarily to employee stock options, restricted stock units, performance stock units and the employee stock purchase plan. Share-based compensation expense is a non-cash expense that is affected by changes in market factors including the price of the Company’s common shares, which are not within the control of management. In addition, the valuation of share-based compensation is subjective, and the expense recognized by the Company may be significantly different than the expense recognized by other companies for similar equity awards, which makes it difficult to assess the Company’s results compared to its competitors. Accordingly, management excludes this item from its internal operating forecasts and models. However, a limitation of non-GAAP measures that exclude share-based compensation expense is that they do not reflect the full costs of compensating employees.

Other adjustments: These items are excluded from non-GAAP financial measures because they are not related to the core operating activities and ongoing operating performance of the Company. Excluding these items, which can vary significantly from quarter to quarter, allows management to better compare the Company’s period-over-period performance. However, limitations of non-GAAP measures that exclude these items include that these adjustments are often subjective and may not be comparable to similarly-titled non-GAAP financial measures used by other companies. Other adjustments primarily include:

•	Revenue from an intellectual property license,

•	Changes in value of deferred compensation plan assets and liabilities,

•	Investment-related gains or losses, including equity method investments,

•	Restructuring and related costs,

•	Debt issuance costs, including imputed interest related to the equity component of convertible debt,

•	Asset impairments,

•	Tax effects of non-GAAP adjustments,

•	Certain other expenses and benefits, and

•

Diluted weighted average shares non-GAAP adjustment – for purposes of calculating non-GAAP diluted earnings per share, the GAAP diluted weighted average shares outstanding is adjusted to exclude the benefits of share-based compensation expense attributable to future services not yet recognized in the financial statements that are treated as proceeds assumed to be used to repurchase shares under the GAAP treasury stock method.

Please refer to the tables below for GAAP to Non-GAAP reconciliation items related to the three and six months ended July 3, 2016 and June 28, 2015.

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Non-GAAP revenue	$456,377	$491,028	$881,591	$700,164
Non-GAAP cost of revenue	$283,836	$289,733	$552,208	$501,529
Non-GAAP research and development expenses	$64,582	$73,144	$130,812	$117,106
Non-GAAP selling, general and administrative expenses	$58,670	$67,206	$117,351	$107,484
Non-GAAP operating income (loss)	$49,289	$60,947	$81,220	$(25,955)
Non-GAAP net income attributable to Cypress	$40,196	$52,870	$63,180	$(35,036)
Non-GAAP net income per share attributable to Cypress—diluted	$0.12	$0.15	$0.19	$(0.13)

CYPRESS SEMICONDUCTOR CORPORATION

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES (a)

(In thousands, except per-share data)

(Unaudited)

Table A: Revenue	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015

GAAP revenue	$450,127	$484,778	$869,091	$693,915
Add: Revenue from Intellectual Property License	6,250	6,250	12,500	6,250
Non-GAAP revenue	$456,377	$491,028	$881,591	$700,165

Table B: GAAP to Non-GAAP reconciling items (Three months ended July 3, 2016)
	Cost of revenues	Research and development	SG&A	Amortization of Intangible assets	Goodwill impairment charge	Interest and other expense, net	Income tax benefit (provision)
GAAP	$291,349	$70,171	$82,490	$32,605	$488,504	$9,884	$5,221
[1] Stock based compensation, including costs related to modification of equity awards	4,278	5,329	9,242	-		-	-
[2] Changes in value of deferred compensation plan	86	242	530	-	-	(604)	-
[3] Merger, integration and related costs	3,149	19	8,514	-	-	-	-
[4] Losses from equity method investments	-	-	-	-	-	2,568	-
[5] Imputed interest on convertible debt and other	-	-	-	-	-	1,919	-
[6] Amortization of Intangible assets	-	-	-	32,605	-	-	-
[7] Restructuring costs, including CEO severance	-	-	5,153	-	-	-	-
[8] Goodwill impairment charge	-	-	-	-	488,504	-	-
[9] Tax impact of Non-GAAP adjustments	-	-	380	-	-	(292)	(8,402)
Non-GAAP	$283,836	$64,581	$58,671	$-	$-	$6,293	$(3,181)

Table C: GAAP to Non-GAAP reconciling items (Three months ended June 28, 2015)
	Cost of revenues	Research and development	SG&A	Amortization of Intangible assets	Interest and other expense, net	Income tax benefit (provision)
GAAP	$346,705	$81,227	$101,879	$35,928	$6,795	$(2,935)
[1] Stock based compensation	3,802	7,007	16,859	-	-	-
[2] Changes in value of deferred compensation plan	46	153	276	-	(528)	-
[3] Merger, integration and related costs	52,799	827	7,465	-	-	-
[4] Losses from equity method investments	-	-	-	-	1,382	-
[5] Imputed interest on convertible debt and other	-	-	-	-	993	-
[6] Amortization of Intangible assets	-	-	-	35,928	-	-
[7] Tax impact of Non-GAAP adjustments	-	-	-	-	-	(834)
[8] Restructuring costs	-	-	10,073	-	-	-
[8] Other charges	325	96
Non - GAAP	$289,733	$73,144	$67,206	$-	$4,948	$(3,769)

Table D: GAAP to Non-GAAP reconciling items (Six months ended July 3, 2016)
	Cost of revenues	Research and development	SG&A	Amortization of Intangible assets	Impairment of acquisition-related intangible assets	Goodwill impairment charge	Interest and other expense, net	Income tax benefit (provision)
GAAP	$584,528	$144,138	$157,260	$67,792	$33,944	488,504	$18,213	$1,479
[1] Stock based compensation, including costs related to modification of equity awards	9,925	12,260	20,202	-	-	-	-	-
[2] Changes in value of deferred compensation plan	133	372	813	-	-	-	(478)	-
[3] Merger, integration and related costs	22,262	694	13,090	-	33,944	-	-	-
[4] Losses from equity method investments	-	-	-	-	-	-	4,646	-
[5] Imputed interest on convertible debt and other	-	-	-	-	-	-	2,254	-
[6] Amortization of Intangible assets	-	-	-	67,792	-	-	-	-
[7] Goodwill impairment charge	-	-	-	-	-	488,504
[8] Tax impact of Non-GAAP adjustments	-	-	-	-	-	-	-	(8,241)
[9] Restructuring costs, including CEO severance	-	-	5,804	-	-	-	-	-
Non - GAAP	$552,208	$130,812	$117,351	$-	$-	$-	$11,791	$(6,762)

Table E: GAAP to Non-GAAP reconciling items (Six months ended June 28, 2015)
	Cost of revenues	Research and development	SG&A	Amortization of Intangible assets	Restructuring costs	Interest and other expense, net	Income tax benefit (provision)
GAAP	$597,535	$131,749	$162,300	$43,274	$85,754	$12,503	$1,068
[1] Stock based compensation	8,021	12,757	25,686	-	-	-	-
[2] Changes in value of deferred compensation plan	235	770	1,386	-	-	(1,201)	-
[3] Merger, integration and related costs	87,305	957	27,054	-	-	-	-
[4] Losses from equity method investments	-	-	-	-	-	3,018	-
[5] Imputed interest on convertible debt and other	-	-	-	-	-	4,787	-
[6] Amortization of Intangible assets	-	-	-	43,274	-	-	-
[7] Tax impact of Non-GAAP adjustments	-	-	-	-	-	-	(5,532)
[8] Restructuring costs	-	-	-	-	85,754	-	-
[9] Other charges	445	158	690	-	-	-	-
Non - GAAP	$501,529	$117,107	$107,484	$-	$-	$5,899	$(4,464)

Table F: Operating income (loss)	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015

GAAP operating loss	$(514,992)	$(80,961)	$(607,075)	$(326,697)
Add: Net impact of Non-GAAP adjustments (see tables A,B,C, D and E)	564,281	141,907	688,295	300,742
Non-GAAP operating income (loss)	$49,289	$60,946	$81,220	$(25,955)

Table G: Net income (loss)	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015

GAAP Net loss	$(519,274)	$(90,051)	$(623,296)	$(336,849)
Add: Net impact of Non-GAAP adjustments (see tables A,B,C, D and E)	559,470	142,921	686,476	301,813
Non-GAAP Net income (loss)	$40,196	$52,870	$63,180	$(35,036)

Table H: Net income (loss) Per Share	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015

GAAP Net loss per share - Diluted	$(1.65)	$(0.27)	$(1.96)	$(1.27)
Excluded Items per share impact of Non-GAAP adjustments	1.77	0.42	2.15	1.14
Non-GAAP earnings per share-Diluted	$0.12	$0.15	$0.19	$(0.13)

Table I: Weighted-average shares	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Weighted-average common shares outstanding basic - GAAP	314,305	333,334	317,330	264,547
Effect of dilutive securities:
Stock options, unvested restricted stock and other	12,858	13,764	12,114
Impact of convertible bond	12,577	15,668	12,577	—
Weighted-average common shares outstanding diluted Non-GAAP	339,740	362,766	342,021	264,547

(a)	Refer to the accompanying “Non-GAAP financial measures” for a detailed discussion of management’s use of non-GAAP financial measures.

CRITICAL POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the data used to prepare them. Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and we are required to make estimates, judgments and assumptions in the course of such preparation. Note 1 of Notes to Condensed Consolidated Financial Statements under Part I Item 1 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, we re-evaluate our judgments and estimates including those related to revenue recognition, allowances for doubtful accounts receivable, inventory valuation, valuation of long-lived assets, goodwill and financial instruments, stock-based compensation, and settlement costs, and income taxes. We base our estimates and judgments on historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions.

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

For example,

•	sales of our products to Fujitsu are denominated in U.S. dollars, Japanese yen and Euros;
•	some of our manufacturing costs are denominated in Japanese yen, and other foreign currencies such as the Thai baht and Malaysian ringgit;
•	some of our operating expenses are denominated in Japanese yen and
•	some fixed asset purchases and sales are denominated in other foreign currencies.

Consequently, movements in exchange rates could cause our revenues and our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our foreign exchange exposure on our foreign currency denominated assets and liabilities. We also hedge a percentage of our forecasted revenue denominated in Japanese yen with foreign currency forward contracts. The objective of these contracts is to mitigate impact of foreign currency exchange rate movements to our operating results on a short term basis. We do not use these contracts for speculative or trading purposes.

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

We analyzed our foreign currency exposure, including our hedging strategies, to identify assets and liabilities denominated in other currencies. For those assets and liabilities, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. We have determined that there would be an immaterial effect on our results of operations from such a shift. Please see Note 11 of the Notes to Condensed Consolidated Financial Statements for details on the contracts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the Office of the President and Chief Executive Officer, which currently performs the duties of the President and Chief Executive Officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q and subject to the foregoing, the Office of the President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the six months ended July 3, 2016, the Company expanded the scope of its internal controls over financial reporting to include the former operations of Spansion and its subsidiaries.  There were no other changes in our internal control over financial reporting that occurred during the three months period ended July 3, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The trading price of our common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, including, but not limited to:

•	Revenue fluctuations due to unexpected shifts in customer orders;
•	Announcements about our earnings or the earnings of our competitors that are not in line with analyst expectations;
•	Our ability to achieve the planned synergies in the 2015 merger with Spansion;
•	The impact on our business and financial results of our July 2016 acquisition of the Internet of Things (“IoT”) business of Broadcom Corporation (“Broadcom”);
•	Credit conditions and our ability to refinance our existing debt at commercially reasonable terms, which may limit the Company’s working capital;
•

Quarterly variations in our results of operations or those of our competitors, including but not limited to fluctuations due to significant non-cash charges such as the $488.5 million goodwill impairment charge we recorded in the second quarter of 2016;

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

Further, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Finally, our executive officers, who may hold a substantial number of shares of our common stock, may from time to time pledge all or a portion of their holdings as collateral or include such holdings in margin accounts. If our stock price were to drop suddenly, such margin accounts could be called and the shares in such accounts may be automatically sold by a third party in the open market, even during a trading blackout period under our Insider Trading Policy.

Our search for a permanent President and Chief Executive Officer may cause uncertainty regarding the future of our business, impact employee hiring and retention, increase the volatility in our stock price, and adversely impact our revenue, operating results, and financial condition.

On April 28, 2016, Dr. T.J. Rodgers resigned as our President and Chief Executive Officer after leading the Company for over 30 years. In connection with Dr. Rodgers’ resignation, the Board formed an Office of the President and Chief Executive Officer (“OCEO”), consisting of Thad Trent, our Executive Vice President, Finance and Administration, and Chief Financial Officer, Hassane El-Khoury, Executive Vice President of our Programmable Systems Division, Dana Nazarian, Executive Vice President of our Memory Products Division and Joseph Rauschmayer, our Executive Vice President of World Wide Manufacturing, which reports directly to the Board and performs the duties of the President and Chief Executive Officer until such time as a successor for Dr. Rodgers is duly appointed. In addition, our Board formed a CEO transition committee, which is overseeing the OCEO and conducting the search for a President and Chief Executive Officer both internally and externally to succeed Dr. Rodgers. Upon appointment of a new President and Chief Executive Officer, Dr. Rodgers will offer his resignation as a member of the Board, which resignation shall be accepted or declined by the Board in its sole discretion. The Board has begun a search for a permanent replacement.  The Board’s search for a President and Chief Executive Officer, and any related speculation and uncertainty regarding our future business strategy and direction in connection with the search and the appointment of a permanent President and Chief Executive Officer, may cause or result in:

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

In the second quarter of 2016, we incurred a material impairment charge with respect to our goodwill, and we may in the future incur additional impairments in the value of our goodwill, intangibles and property, plant and equipment.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We test goodwill for impairment annually, and more frequently when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the second quarter of 2016, we conducted impairment testing on the goodwill in our Programmable Systems Division reporting unit, which we acquired in the Spansion merger, and recorded an impairment charge of $488.5 million. In addition, our other long-lived assets which include intangibles and property, plant and equipment are evaluated for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable. Either of these situations may occur for various reasons, including changes in actual or expected income or cash. We continue to evaluate current conditions to assess whether any impairment exists. Additional impairments could occur in the future if any of the following occur: market or interest rate environments deteriorate, significant adverse changes in business climate, unanticipated competition, loss of key customers, changes in technology, expected future cash flows of our reporting units decline, or reporting unit carrying values change materially compared with changes in respective fair values.

We face significant risks in connection with our acquisition of the IoT business of Broadcom that could impact our future growth and profitability.

On July 5, 2016, we completed our acquisition of the IoT business of Broadcom. See Note 15 of the Notes to the Condensed Consolidated Financial Statements. The success of the transaction will depend on a number of factors, including but not limited to our ability to successfully integrate the assets of the IoT business (including employees) into our Data Communications Division operations; our ability to achieve the anticipated strategic benefits of the acquisition; and our ability to keep transaction costs within an anticipated range. The integration may take longer than anticipated and/or be more costly than anticipated. The addition of Broadcom’s IoT assets may not improve our ability to address the IoT market as much or as quickly as we anticipate. We have incurred significant costs associated with transaction fees, professional services and other costs related to the acquisition and we will continue to incur additional costs in connection with the integration of the business. If these costs exceed our expectations, it could have a material adverse impact on our operating results. Furthermore, we incurred substantial indebtedness to pay for the acquisition.  See the risk factor entitled “We utilize debt financing and such indebtedness could adversely affect our business, financial condition, results of operations and earnings per share. We may be unable to meet our payment obligations.”

We utilize debt financing and such indebtedness could adversely affect our business, financial condition, results of operations and earnings per share.  We may be unable to meet our payment obligations.

We routinely incur indebtedness to finance our operations and from time to time we have significant amounts of outstanding indebtedness and substantial debt service requirements. Our amended and restated senior secured credit facility with a group of lenders led by Morgan Stanley Senior Funding, Inc. (the “Credit Agreement”), provides for a $540 million revolving credit facility and a $100 million term loan. The credit facility contains customary affirmative, negative and financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. Our ability to meet our payment and other obligations and covenants under our indebtedness depends on our ability to generate significant cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any amended credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations under indebtedness we may under take from time to time. If we are not able to generate sufficient cash flow to service our debt obligations or meet required debt covenants, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. There is no assurance that we will be able to implement any of these alternatives on commercially reasonable terms, if at all. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under any indebtedness we owe.

As of July 3, 2016, our outstanding debt included 367.0 million related to our Senior Secured Revolving Credit Facility, $150 million of 2.00% Senior Exchange Notes assumed from Spansion, $94.6 million Term Loan A, net of costs, $287.5 million of 4.50% Exchangeable Senior Notes due 2022, $5.7 million of capital leases and $1.5 million of equipment loans. See Note 8 for more information on our Senior Secured Revolving Credit Facility, 2.00% Senior Exchangeable Notes assumed from Spansion, our Term Loan A, the 4.50% Senior Exchangeable Notes and our capital leases.  See Note 15 for a description of our $450 million incremental term loan under our Credit Agreement, which closed on July 5, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

On October 20, 2015, we entered into a new $450 million stock buyback program.  Refer Note 9 for further details.

The table below sets forth the information with respect to repurchases of common stock made in the second quarter of fiscal 2016 under the $450 million stock buyback program.

	Total number of shares purchased	Average price paid per share	Total shares purchased as part of the publicly announced programs	Total dollar value of shares that may yet be purchased under this program (In thousands)
Remaining balance available for purchases at the beginning of the period				$210,968
Withholding of common shares for tax obligations on vested restricted shares
April 2016	61	$8.49	61	$1
May 2016	1,870	$9.44	1,870	$18
June 2016	1,929	$10.07	1,929	$19
Total repurchases during Q2 2016	3,860	$9.74	3,860	$210,930

Issuer Sale of Senior Exchangeable Notes

On June 23, 2016, the Company issued $287.5 million of Senior Convertible Notes due 2022 (the “Notes”) in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Form	Filing Date	File No.	Filed
Number					Herewith

3.1	Amended and Restated Bylaws of Cypress Semiconductor Corporation.				X

4.1	Form of Capped Call Transaction.				X

4.2	Indenture, dated June 23, 2016, by and between Cypress Semiconductor Corporation and U.S. Bank National Association.	8-K	6/23/2016	001-10079

10.1+	Form of Change of Control Severance Agreement.				X

10.2	Purchase Agreement by and among Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cypress Semiconductor Corporation dated as of June 20, 2016.				X

10.3+	Employment Agreement and Release between Cypress Semiconductor Corporation and T.J. Rodgers dated June 3, 2016.				X

10.4+	Severance Policy dated May 26, 2016.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Identifies a management contract or compensatory plan or arrangement.

++

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: August 9, 2016	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit	Description	Form	Filing Date	File No.	Filed
Number					Herewith

3.1	Amended and Restated Bylaws of Cypress Semiconductor Corporation.				X

4.1	Form of Capped call Transaction.				X

4.2	Indenture, dated June 23, 2016, by and between Cypress Semiconductor Corporation and U.S. Bank National Association.	8-K	6/23/2016	001-10079

10.1+	Form of Change of Control Severance Agreement.				X

10.2	Purchase Agreement by and among Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cypress Semiconductor Corporation dated as of June 20, 2016.				X

10.3+	Employment Agreement and Release between Cypress Semiconductor Corporation and T.J. Rodgers dated June 3, 2016.				X

10.4+	Severance Policy dated May 26, 2016.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Identifies a management contract or compensatory plan or arrangement.

++

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