Form 10-Q
period 2016-10-02
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2016-11-14
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The total number of outstanding shares of the registrant’s common stock as of November 1, 2016 was 322,699,760.

PART I—FINANCIAL INFORMATION
Forward-Looking Statements
The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the forward-looking statements. Forward-looking statements include, but are not limited to, statements relating to: the expected timing and costs related to the integration of Cypress Semiconductor Corporation (“Cypress” or the “Company”) with Spansion Inc. (“Spansion”) as a result of our merger; our ability to execute on planned synergies related to the merger with Spansion and our related restructuring activities; the anticipated timing of the payout of the remaining Spansion restructuring reserve balance; the anticipated technological feasibility of our in-process research and development; estimated further amortization expense related to intangible assets; our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; events that could cause a material change in unrecognized tax benefits and our ability to recognize those benefits; the specific strategies we are pursuing to achieve our goals on revenue growth and profitability; our ability to position the Company in high-growth markets; the value of non-GAAP financial measures to investors; the estimates we make in preparing our financial statements, including but not limited to those relating to our critical accounting policies; the expected impact on our operating results of changes in market interest rates applicable to our investment portfolio; our expectations regarding dividends and the tax treatment of dividends for recipients; our expectations regarding stock repurchases; our foreign currency exposure and the impact exchange rates could have on our operating results; the adequacy of our cash and working capital positions; and the value and liquidity of our investments. We use words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. We assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to: global economic and market conditions; business conditions and growth trends in the semiconductor market; our ability to compete effectively; the volatility in supply and demand conditions for our products, including but limited to the impact of seasonality on supply and demand; our ability to develop, introduce and sell new products and technologies; potential problems relating to our manufacturing activities and restructuring initiatives; the impact of acquisitions, including but limited to the continuing integration of Spansion and the recent acquisition of Broadcom’s IoT business; our ability to attract and retain key personnel; and/or the materialization of one or more of the risks set forth in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 2, 2016	January 3, 2016
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$86,656	$226,690
Short-term investments	990	871
Accounts receivable, net	349,837	292,736
Inventories	247,735	243,595
Assets held for sale	31,904	—
Other current assets	132,718	86,880
Total current assets	849,840	850,772
Property, plant and equipment, net	300,817	425,003
Goodwill	1,468,104	1,738,882
Intangible assets, net	927,454	789,195
Other long-term assets	343,609	200,409
Total assets	$3,889,824	$4,004,261
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$228,851	$143,383
Accrued compensation and employee benefits	57,577	54,850
Price adjustment reserve for sales to distributors	121,509	73,370
Dividends payable	35,350	36,520
Current portion of debt	29,757	14,606
Deferred margin on sales to distributors	14,888	52,712
Other current liabilities	148,157	152,955
Total current liabilities	636,089	528,396
Deferred income taxes and other tax liabilities	47,311	51,737
Revolving credit facility and long-term debt	1,192,299	673,659
Other long-term liabilities	40,703	37,784
Total liabilities	1,916,402	1,291,576
Commitments and contingencies (Note 13)	—	—
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 495,264 and 481,912 shares issued; and 321,799 and 332,276 shares outstanding at October 2, 2016 and January 3, 2016 respectively	4,732	4,637
Additional paid-in-capital	5,675,399	5,623,411
Accumulated other comprehensive gain / (loss)	391	(227)
Accumulated deficit	(1,372,666)	(758,780)
Stockholders’ equity before treasury stock	4,307,856	4,869,041
Less: Shares of common stock held in treasury, at cost; 173,465 and 149,636 shares at October 2, 2016 and January 3, 2016 respectively	(2,335,310)	(2,148,193)
Total Cypress stockholders’ equity	1,972,546	2,720,848
Non-controlling interests	876	(8,163)
Total equity	1,973,422	2,712,685
Total liabilities and equity	$3,889,824	$4,004,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In thousands, except per-share amounts)
Revenues	$523,845	$463,810	$1,392,936	$1,157,725
Costs and expenses:
Cost of revenues	325,225	303,434	909,753	900,969
Research and development	95,411	75,960	239,549	207,709
Selling, general and administrative	84,209	76,159	240,544	238,459
Amortization of intangible assets	54,849	30,827	122,641	74,101
Impairment of acquisition-related intangible assets	—	—	33,944	—
Impairment related to assets held for sale	35,259	—	35,259	—
Goodwill impairment charge	—	—	488,504	—
(Gain) on divestiture of TrueTouch Mobile® business	—	(66,472)	—	(66,472)
(Gain) related to investment in Deca Technologies Inc.	(112,774)	—	(112,774)	—
Restructuring costs	7,970	2,924	8,894	88,678
Total costs and expenses	490,149	422,832	1,966,314	1,443,444
Operating income (loss)	33,696	40,978	(573,378)	(285,719)
Interest expense	(20,698)	(4,475)	(34,570)	(11,599)
Other income (expense), net	3,774	(2,609)	4,079	(4,970)
Income (loss) before income taxes and non-controlling interest	16,772	33,894	(603,869)	(302,288)
Income tax provision	(3,304)	(2,303)	(1,825)	(1,235)
Share in net loss of equity method investee	(4,233)	(1,800)	(8,879)	(4,818)
Net income (loss)	9,235	29,791	(614,573)	(308,341)
Net loss attributable to non-controlling interests	176	521	689	1,804
Net income (loss) attributable to Cypress	$9,411	$30,312	$(613,884)	$(306,537)
Net loss per share attributable to Cypress:
Basic	$0.03	$0.09	$(1.93)	$(1.06)
Diluted	$0.03	$0.08	$(1.93)	$(1.06)
Cash dividend declared per share	$0.11	$0.11	$0.33	$0.33
Shares used in net loss per share calculation:
Basic	321,276	335,299	318,118	289,197
Diluted	343,718	357,657	318,118	289,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In thousands)
Net income (loss)	$9,235	$29,791	$(614,573)	$(308,341)
Other comprehensive (loss) income:
Net change in unrealized (losses) gains on available for sale securities	—	3	—	29
Net unrealized gain (loss) on cash flow hedges:
Net unrealized gain (loss) arising during the period	(78)	909	(10,707)	(832)
Net loss reclassified into earnings for revenue hedges(effective portion)	6,116	(1,412)	11,243	(1,021)
Net loss reclassified into earnings for revenue hedges (ineffective portion)	—	80	(173)	80
Net loss (gain) reclassified into earnings for expense hedges (effective portion)	(6,776)	1,361	678	1,523
Provision for income tax	(424)	—	(424)	—
Net unrealized gain (loss) on cash flow hedges	(1,162)	938	617	(250)
Other comprehensive gain (loss)	(1,162)	941	617	(221)
Comprehensive income (loss)	8,073	30,732	(613,956)	(308,562)
Comprehensive loss attributable to non-controlling interest	176	521	689	1,804
Comprehensive income (loss) attributable to Cypress	$8,249	$31,253	$(613,267)	$(306,758)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(In thousands)
Cash flows from operating activities:
Net loss	$(614,573)	$(308,341)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	69,700	71,418
Depreciation and amortization	197,040	166,281
Impairment of acquisition-related intangible assets	33,944	—
Impairment related to assets held for sale	35,259	—
Impairment of goodwill	488,504	—
Loss on disposal of property and equipment	5,556	28
(Gain) related to investment in Deca Technologies	(112,774)	—
(Gain) on divestiture of TrueTouch® Mobile business	—	(66,472)
Share in net loss of equity method investees	8,879	4,818
Accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt	8,094	2,512
Loss on assets held under deferred compensation plan	818	1,120
Loss on trading securities	598	3,359
Restructuring and other costs	9,406	9,175
Changes in operating assets and liabilities, net of effects of change in the method of investment in subsidiary, acquisitions and divestitures:
Accounts receivable	(57,822)	(117,876)
Inventories	5,883	252,405
Other current and long-term assets	(28,249)	(24,561)
Price adjustment reserve for sales to distributors	68,797	49,655
Accounts payable and other liabilities	67,273	(38,990)
Deferred margin on sales to distributors	(58,700)	(37,824)
Net cash provided by (used in) operating activities	127,633	(33,293)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(550,000)	(105,130)
Proceeds from maturities of available-for-sale investments	40,000	17,377
Proceeds from sales of available-for-sale investments	45,904	—
Purchases of marketable securities	(80,202)	(1,530)
Contribution, net of distributions to deferred compensation plan	(1,711)	1,634
Acquisition of property, plant and equipment	(45,509)	(37,979)
Cash paid for equity and cost method investments, and other	(20,540)	(17,744)
Proceeds from divestiture of TrueTouch® Mobile business	—	88,635
Cash received on repurchase of shares by Deca Technologies	20,627	—
Deconsolidation of investment in Deca	(3,000)	—
Net cash used in investing activities	(594,431)	(54,737)
Cash flows from financing activities:
Borrowings under revolving credit facility	160,000	398,000
Repayment of revolving credit facility	(282,000)	(176,000)
Repayment of Term Loan A	(3,750)	—
Repurchase of common stock	(175,694)	(10,382)
Payment of dividends	(106,060)	(91,081)
Proceeds from employee equity awards	43,520	41,802
Borrowings under Term Loan B	450,000	—
Repayment of equipment leases, loans, net and other	(13,450)	(7,020)
Proceeds from issuance of 4.50% Senior Exchangeable Notes	286,023	—
Purchase of capped calls	(8,165)	—
Proceeds from settlement of capped calls	—	25,293
Financing costs related to issuance of 4.50% Senior Exchangeable Notes	(6,430)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financing costs related to Term Loan B and other debt	(17,230)	(2,559)
Net cash provided by financing activities	326,764	178,053
Net (decrease) increase in cash and cash equivalents	(140,034)	90,023
Cash and cash equivalents, beginning of period	226,690	103,736
Cash and cash equivalents, end of period	$86,656	$193,759
Supplemental Cash Flows Disclosures:
Dividends payable	$35,350	$36,884
Unpaid purchase of property, plant and equipment	$3,370	$8,951
Cash paid for interest	$21,310	$10,123
Cash paid for income taxes	$7,220	$4,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Years
Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2016 has 52 weeks and Fiscal 2015 had 53 weeks. The third quarter of fiscal 2016 ended on October 2, 2016 and the third quarter of fiscal 2015 ended on September 27, 2015.
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
On March 12, 2015, the Company completed the merger (“Spansion Merger”) with Spansion Inc. (“Spansion”) pursuant to the Agreement and Plan of Merger and Reorganization, as of December 1, 2014 (the "Merger Agreement"), for a total consideration of approximately $2.8 billion. Consequently, the financial condition and results of operations includes the financial results of legacy Spansion beginning March 12, 2015.  The comparability of our results for the nine months ended October 2, 2016 to the same periods in fiscal 2015 is impacted by the Spansion Merger.
On July 5, 2016, the Company completed its acquisition of certain assets primarily related to the Internet of Things business of Broadcom Corporation ("IoT business") pursuant to an Asset Purchase Agreement with Broadcom, dated April 28, 2016, for a total consideration of approximately $550 million. Consequently, the financial condition and results of operations includes the financial results of IoT business beginning July 5, 2016. The comparability of our results for the nine months ended October 2, 2016 to the same periods in fiscal 2015 is impacted by this acquisition. See Note 2 to the Notes to the Condensed Consolidated Financial Statements.
Effective as of July 29, 2016, the Company has changed the method of accounting for its investment in Deca Technologies Inc. ("Deca") from consolidation to the equity method of accounting as a result of the investment by certain third party investors in Deca. The comparability of our results for the nine months ended October 2, 2016 to the same periods in fiscal 2015 is impacted by the said change. See Note 6 for further details.
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
The condensed consolidated results of operations for the three and nine months ended October 2, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

During the three months ended October 2, 2016, the Company recorded out-of-period correcting adjustments primarily related to cut-off errors for foundry manufacturing costs, errors related to stock rotation balances, prior accounting for the non-controlling interest in Deca, and the over accrual of certain employee bonuses.  For the three months ended October 2, 2016, these out-of-period corrections resulted in a $6.6 million increase in the cost of revenues, a $3.7 million decrease in research and development expenses, and a $2.1 million reduction in the recognized gain on the investment in Deca, for an aggregate reduction in net income of $5.0 million. Of the aggregate out-of-period errors, $4.0 million, $8.3 million and $4.3 million of the cost of revenues cut-off errors originated in the quarter and six months ended July 3, 2016 and the quarter ended April 3, 2016, respectively, whereas the errors related to the stock rotation balances, employee bonuses and accounting for the non-controlling interests primarily related to prior fiscal years.  The Company has assessed the impact of these errors and concluded that the amounts were not material, either individually or in the aggregate, to any prior periods financial statements and the impact of correcting these errors in the three months ended October 2, 2016 is not material to the current consolidated financial statements or expected to be material to the full year fiscal 2016 financial statements.
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
During the three months ended October 2, 2016, the Company did not recognize any incremental revenue from conversion of new product families to the sell-in revenue recognition model. During the three months ended September 27, 2015, the Company recognized an incremental $17.3 million of revenue on additional product families for which revenue was previously recognized on a sell-through basis as it determined that it could reasonably estimate returns and pricing concessions at the time of shipment to distributors. This change resulted in a benefit to net income of approximately $9.4 million for the three months ended September 27, 2015, or $0.03 per basic and diluted share.

During the nine months ended October 2, 2016, the Company recognized approximately $46.4 million of incremental revenue from this change in revenue recognition, which resulted in a reduction of the Company’s net loss of approximately $15.1 million for the nine months ended October 2, 2016, or approximately $0.05 per basic and $0.04 per diluted share. During the nine months ended September 27, 2015, the Company recognized approximately $39.1 million of incremental revenue from this change, which resulted in a benefit to net income of approximately $21.4 million for the nine months ended September 27, 2015, or approximately $0.07 per basic and diluted share.

During the three months ended October 2, 2016, the Company recognized approximately $359.2 million or 93.3% of distribution revenue on a sell-in basis. During the three months ended September 27, 2015, the Company recognized approximately $235.0 million or 71.0% of distribution revenue on a sell-in basis. During the nine months ended October 2, 2016, the Company recognized approximately $899.2 million or 89.4% of distribution revenue on a sell-in basis. During the nine months ended September 27, 2015, the Company recognized approximately $401.0 million or 57.0% of distribution revenue on a sell-in basis.
Net income (loss) per Share
Basic net income (loss) per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt, using the treasury stock method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.
Convertible debt
In accounting for each series of Senior Exchangeable Notes at issuance, the Company separated the Notes into debt and equity components according to accounting standards codification ("ASC") 470-20 for convertible debt instruments that may be fully or partially settled in cash upon conversion. The carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for non-convertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the effective interest method. In accounting for the transaction costs incurred relating to issuance of the Notes, the Company allocated the costs of the offering in proportion to the fair value of the debt and equity recognized in accordance with the accounting standards. The transaction costs allocated to the debt are being amortized as interest expense over the term of the Notes.

In accounting for the cost of the capped call transaction entered in connection with the issuance of the Senior Exchangeable Notes, the Company included the cost as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheet, in accordance with the guidance in ASC 815-40 Derivatives and Hedging-Contracts in Entity’s Own Equity.  See Note 11 for further details.

Assets Held for Sale

The Company considers properties to be assets held for sale when management approves and commits to a plan to actively market a property or group of properties for sale. Assets held for sale are recorded initially at the lower of its carrying value or its estimated fair value, less estimated costs to sell. Upon designation as an asset held for sale, the Company stops recording depreciation expense on such asset. Costs to sell a disposal group include incremental direct costs to transact the sale and represent the costs that result directly from and are essential to a sale transaction that would not have been incurred by the entity had the decision to sell not been made.

The properties that are held for sale prior to the sale date are classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet, unless the Company will have continuing involvement after the sale. See Note 5 for further details.

Recent Accounting Pronouncements

The following are the accounting pronouncements issued but not adopted that may materially affect the Company’s consolidated financial statements:

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, "Revenue from Contracts with Customers." This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The guidance is effective for annual reporting periods including interim reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods including interim reporting periods beginning after December 15, 2016. As the new standard will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all the Company's business segments, in addition to its business processes and its information technology systems. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements and related disclosures and has not selected the transition method.

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-15, "Presentation of Financial Statements - Going Concern." The amendment requires that an entity's management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity's ability to continue as a going concern additional disclosure is required to enable users of the financial statements to understand the conditions or events, management's evaluation of the significance of those conditions and management's plans to that are intended to alleviate or management's plans that have alleviated substantial doubt. The amendment is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not believe that the adoption of this guidance will have any material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. This ASU is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” a consensus of the FASB Emerging Issues Task Force. The new guidance clarifies the hedge accounting impact when there is a change in one of the counterparties to the derivative contract – i.e., a novation. The new guidance clarifies that a change in the counterparty to a derivative contract, in and of itself, does not require the de-designation of a hedging relationship. An entity will, however, still need to evaluate whether it is probable that the counterparty will perform under the contract as part of its ongoing effectiveness assessment for hedge accounting. Therefore, a novation of a derivative to a counterparty with a sufficiently high credit risk could still result in the de-designation of the hedging relationship. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements and related disclosures.

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
In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for share-based payments transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 320): Classification of certain cash receipts and cash payments. The updated guidance changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The update to the standard is effective for the Company beginning January 1, 2018, with early application permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

NOTE 2. ACQUISITION

On July 5, 2016, the Company completed its acquisition of certain assets primarily related to the IoT business of Broadcom Corporation (“Broadcom”) pursuant to an Asset Purchase Agreement, dated April 28, 2016. In connection with the closing of the transaction, the Company paid Broadcom $550 million in cash. The results of business acquired as part of this acquisition is reported in the Company’s Data Communications Division.
    The acquisition was accounted for using the purchase method of accounting. During the three months and nine months ended October 2, 2016 approximately $5.9 million and $7.0 million in expense were incurred as acquisition expenses related to the IoT business and were recorded in Selling, general and administrative line item in the Condensed Consolidated Statements of Operations.
The table below represents the preliminary allocation of the purchase price to the net assets acquired based on their estimated fair values as of July 5, 2016:

Fair Values
(in thousands)
Intangible assets	$295,400
Property, plant and equipment	16,256
Inventories	11,655
Other current assets	6,532
Other long-term assets	4,203
Goodwill	217,726
Total assets acquired	$551,772
Other current liabilities	(1,199)
Other long-term liabilities	(573)
Total liabilities assumed	(1,772)
Fair value of net assets acquired	$550,000

The purchase price has been allocated based on the estimated net tangible and intangible assets of the IoT business that existed on the date of the acquisition. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition. As additional information becomes available, the Company may revise its preliminary purchase price allocation and such revisions or changes may be material.
Identifiable intangible assets
The table below shows the valuation of the intangible assets acquired from Broadcom along with their estimated remaining useful lives:

	As of October 2, 2016
	Gross	Accumulated Amortization	Net	Estimated life
	(in thousands)			(in years)
Existing Technology	$146,600	$(9,162)	$137,438	4
In-Process Research and Development Technology	101,700	—	101,700	N/A
Backlog	14,800	(11,100)	3,700	6
Customer Relationships	20,000	(500)	19,500	10
License Agreements	3,700	(925)	2,775	1
Trademarks	8,600	(538)	8,062	4
Total intangible assets	$295,400	$(22,225)	$273,175

In-process research and development ("IPR&D") consists of 6 projects. These projects are expected to be completed over the next 1 year. The estimated remaining costs to complete the IPR&D projects were approximately $8.9 million as of the acquisition date. The acquired IPR&D will not be amortized until completion of the related products which is determined by when the underlying projects reach technological feasibility and commence commercial production. Upon completion, each IPR&D project will be amortized over its useful life which are expected to be approximately 4 years.

Goodwill
The excess of the fair value of the purchase consideration over the fair values of these identifiable assets and liabilities was recorded as goodwill. The goodwill recognized is primarily attributable to the assembled workforce, a reduction in costs and other synergies, and an increase in product development capabilities. Goodwill was allocated to the Company’s Data Communications Division. The goodwill resulting from the acquisition is expected to be deductible for tax purposes.
Pro forma consolidated results of operations

The following unaudited pro forma consolidated results of operations for the three months and nine months ended October 2, 2016 and September 27, 2015 assume that the acquisition had occurred at the beginning of fiscal year 2015. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment, adjustments to stock-based compensation expense, and interest expense for the incremental indebtedness incurred, amortization of the step up to fair value of acquired inventory and the acquisition related expenses. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in thousands, except per share amount)
Revenues	$523,845	$516,245	$1,487,952	$1,299,100
Net income (loss)	$29,353	$(688)	$(661,411)	$(438,778)
Net loss per share attributable to Cypress:
Basic	$0.09	$—	$(2.08)	$(1.52)
Diluted	$0.09	$—	$(2.08)	$(1.52)

NOTE 3. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company has four reporting units of which two, Memory Products Division (MPD) and Programmable Systems Division (PSD), carried goodwill in the amounts of $770.0 million and $968.8 million respectively, as of January 3, 2016.

During the second quarter of fiscal 2016, the Company concluded that a combination of factors, including (a) decreases in our forecasted operating results when compared with the expectations of the PSD reporting unit at the time of the Merger, primarily in consumer markets as the Company has subsequently increased its focus on the automotive and industrial end markets, (b) evaluation of business priorities due to recent changes in management, and (c) certain market conditions necessitated a quantitative impairment analysis for the carrying value of the Goodwill related to PSD which resulted in an impairment charge of $488.5 million.

As the first step of the quantitative test (“Step 1”), the Company estimated the fair value of the net assets, including goodwill related to PSD. In estimating these fair values, a combination of a market approach and an income approach was utilized. This combination was deemed to be the best indication of the reporting unit’s estimated fair value in an orderly transaction between market participants and is consistent with the methodology of the Company used for the goodwill impairment tests in prior years. In performing the Step 1 analysis in the second quarter of fiscal 2016, the Company applied a weighting of 75% to the income approach and 25% to the market approach. Under the market approach, the Company utilizes publicly-traded comparable company information to determine revenue and earnings multiples that are used to value the reporting units. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit discounted by an estimated weighted-average cost of capital, reflecting the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. The Company based cash flow projections for PSD on a forecast of cash flows and a terminal value based on perpetuity growth model for the industry. The forecast and related assumptions were derived from a recently completed five-year outlook which included adjustments arising from the changes in strategic decisions as discussed above.

Based on the Step 1 analysis, the Company concluded that the carrying value of PSD’s net assets exceeded their estimated fair value as of June 1, 2016, the date of the analysis.

The Company then performed an analysis as of June 1, 2016, as required by ASC 350 and did not note an impairment in the carrying value of the long-lived assets related to PSD.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The difference between the carrying and estimated fair value of the net assets as noted in Step 1, required the second step of the quantitative test (“Step 2”) to be performed by comparing the carrying value of the goodwill related to PSD to its implied fair value. The implied fair value is calculated by allocating all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

The Company finalized the Step 2 of the goodwill impairment test in the third quarter of fiscal 2016 with no further adjustments to the goodwill impairment charge.

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

During the nine months ended October 2, 2016, the Company did not note any triggering events that necessitated an impairment analysis for the MPD reporting unit.
The changes in the carrying amount of goodwill by reportable segment for the nine months ended October 2, 2016 were as follows:

	MPD	PSD	DCD	Total
	(in thousands)
Goodwill as of January 3, 2016 (1)	$770,046	$968,836	$—	$1,738,882
Goodwill from acquisition of IoT Business	—	—	217,726	$217,726
Impairment	—	(488,504)	—	(488,504)
Goodwill as of October 2, 2016	$770,046	$480,332	$217,726	$1,468,104

(1)	The Company had previously recorded an impairment charge of $351.3 million in the fourth quarter of fiscal 2008.

NOTE 4. INTANGIBLE ASSETS
The following table presents details of the Company's intangible assets:

	As of October 2, 2016			As of January 3, 2016
	Gross	Accumulated Amortization	Net (a)	Gross	Accumulated Amortization	Net (a)
	(In thousands)
Developed technology and other intangible assets
Acquisition-related intangible assets	$1,073,711	$(349,058)	$724,653	$836,256	$(226,417)	$609,839
Non-acquisition related intangible assets	12,878	(10,433)	2,445	13,368	(10,228)	3,140
Total developed technology and other intangible assets	1,086,589	(359,491)	727,098	849,624	(236,645)	612,979
In-process research and development	200,356	—	200,356	176,216	—	176,216
Total intangible assets	$1,286,945	$(359,491)	$927,454	$1,025,840	$(236,645)	$789,195

(a)
Included in the intangible assets are in-process research and development (“IPR&D”) projects acquired as part of the Spansion Merger and the acquisition of the IoT business, that had not attained technological feasibility and commercial production. IPR&D assets are accounted for initially as indefinite-lived intangible assets until the completion the associated research and development efforts. Upon completion, the carrying value of every related intangible asset will be amortized over the remaining estimated life of the asset beginning in the period in which the project is completed.

The below table presents details of the In-process-research and development assets as of October 2, 2016:

(in thousands)
As of January 3, 2016	$176,216
Intangibles related to IoT business (Note 2)	101,700
Technological feasibility achieved	(43,616)
Projects impaired	(33,944)
As of October 2, 2016	$200,356

In the first quarter of fiscal 2016, the Company recognized a $33.9 million impairment charge related to two IPR&D projects that were cancelled due to changes in the Company’s product portfolio strategy.  The impairment charges are included in the “Impairment of acquisition-related intangible assets” line in the Condensed Consolidated Statements of Operations.

The Company expects the remaining IPR&D projects as of October 2, 2016 to attain technological feasibility by the third quarter of fiscal 2017.
The estimated future amortization expense related to developed technology and other intangible assets as of October 2, 2016 is as follows:

(In thousands)
2016 (remaining three months)	$47,875
2017	174,028
2018	169,316
2019	161,578
2020	107,760
2021 and future	66,541
Total future amortization expense	$727,098

NOTE 5. ASSETS HELD FOR SALE

In the third quarter of fiscal 2016, the Company committed to a plan to sell its wafer manufacturing facility located in Bloomington, Minnesota, as well as a building in Austin, Texas. The sale of both of these groups of assets is expected to be completed in the next 12 months.

The carrying value of these assets held for sale at the end of the quarter reflects the lower of carrying value or fair value, net of estimated costs to sell the assets. The Company performed an analysis and estimated the fair value of the assets, less estimated selling costs, and determined the value was lower than the carrying value of the assets. As a result, based on this analysis the Company recorded an impairment charge of $35.3 million during the third quarter of fiscal 2016 to write these assets down to their estimated fair value, less selling costs.

NOTE 6. INVESTMENT IN DECA TECHNOLOGIES INC.

On July 29, 2016, Deca Technologies Inc. ("Deca"), a majority owned subsidiary of the Company entered into a share purchase agreement (the "Purchase Agreement"), whereby certain third-party investors purchased 41.1% of the shares outstanding at the said date for an aggregate consideration of approximately $111.4 million. Concurrently, Deca repurchased certain of its preferred shares from Cypress.
After giving effect to the above transactions, the Company's ownership in Deca was reduced to 52.2% as of July 29, 2016. As a consequence of the substantive rights afforded to third party new investors in the Purchase Agreement, including, among other things, participation on the Board of Directors of Deca, the approval of operating plans, approval of indebtedness, the Company determined that it no longer has the power to direct the activities of Deca that most significantly impact Deca's economic performance. However, since the Company continues to have significant influence over Deca's financial and operating policies, effective July 29, 2016, the investment in Deca is being accounted for as an equity method investment and is no longer a consolidated subsidiary. The carrying value of this equity method investment was determined based on the fair value of the equity in Deca, which the Company calculated to be $142.5 million. The fair value of the remaining 52.5% investment in Deca retained by the Company was calculated with reference to the investment by the third-party investors. This represents the Company's remaining investment in Deca immediately following the investments by the third-party investors. As a result of the change in the method of accounting for the Company's investment in Deca from consolidation to the equity method of accounting, the net carrying value of the assets and liabilities related to Deca, and the adjustments related to the recognition of the initial fair value of the equity method investment resulted in a gain of $112.8 million which has been reflected as "Gain related to investment in Deca Technologies Inc." in the Condensed Consolidated Statements of Operations and was calculated as follows:

(in thousands)
Consideration received
Cash proceeds received for sale of shares in Deca	$20,627

Add:
Fair value of retained equity method investment	142,508
Carrying amount of non-controlling interest	(6,838)
156,297

Less:
Carrying amount of net assets of Deca at July 29, 2016	(43,523)
Gain related to investment in Deca Technologies, Inc	$112,774

NOTE 7. BALANCE SHEET COMPONENTS
Accounts Receivable, Net

	As of
	October 2, 2016	January 3, 2016
	(In thousands)
Accounts receivable, gross	$352,737	$295,803
Allowance for doubtful accounts receivable and sales returns	(2,900)	(3,067)
Total accounts receivable, net	$349,837	$292,736

Inventories

	As of
	October 2, 2016	January 3, 2016
	(In thousands)
Raw materials	$15,470	$13,516
Work-in-process	172,265	192,245
Finished goods	60,000	37,834
Total inventories	$247,735	$243,595

Other Current Assets

	As of
	October 2, 2016	January 3, 2016
	(In thousands)
Prepaid tooling	$22,533	$19,379
Restricted cash relating to defined benefit pension plan, current	4,158	3,730
Foundry service prepayments - current portion	7,489	5,753
Advances to suppliers	12,712	10,683
Prepaid royalty and licenses	18,797	14,281
Derivative asset	5,601	966
Value added tax receivable	13,219	12,493
Receivable from sale of TrueTouch Mobile®business	10,000	—
Other current assets	38,209	19,595
Total other current assets	$132,718	$86,880

Other Long-term Assets

	As of
	October 2, 2016	January 3, 2016
	(In thousands)
Investments in equity securities	$203,810	$57,030
Employee deferred compensation plan	44,722	41,249
Deferred tax assets	4,083	4,080
Long-term license	23,148	24,079
Restricted cash relating to defined benefit pension plan, non-current	4,206	3,462
Long-term receivable from sale of TrueTouch Mobile®business	—	10,000
Foundry service prepayments - non-current portion	28,274	26,237
Other assets	35,366	34,272
Total other long-term assets	$343,609	$200,409
Other Current Liabilities

	As of
	October 2, 2016	January 3, 2016
	(In thousands)
Employee deferred compensation plan	$45,738	$41,457
Restructuring accrual - current portion (See Note 8)	11,261	7,270
Deferred revenue on sale of True Touch mobile® business	—	15,295
Rebate reserve	4,909	7,944
Derivative liability	4,696	1,283
Other current liabilities	81,553	79,706
Total other current liabilities	$148,157	$152,955

Other Long-term Liabilities

	As of
	October 2, 2016	January 3, 2016
	(In thousands)
Long-term defined benefit pension plan liabilities	$4,277	$8,712
Restructuring accrual - non-current portion (See Note 8)	11,933	14,217
Asset retirement obligation	4,852	2,783
Other long-term liabilities	19,641	12,072
Total other long-term liabilities	$40,703	$37,784

NOTE 8. RESTRUCTURING
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
The following table summarizes the restructuring charges recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented pursuant to the Spansion Integration-Related Restructuring Plan:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In thousands)
Personnel costs	$208	$3,073	$823	$57,999
Lease termination costs and other related charges	35	(149)	343	18,148
Impairment of property, plant and equipment	—	—	—	12,531
Total restructuring costs	$243	$2,924	$1,166	$88,678

All restructuring costs are included in Costs and expenses under "Restructuring costs" in the Condensed Consolidated Statements of Operations.

2016 Restructuring Plan

In September 2016, the Company began implementation of a reduction in workforce ("2016 Plan") which is expected to result in elimination of approximately 450 positions worldwide across various functions. The personnel costs related to the 2016 plan during the three months ended October 2, 2016 were $7.7 million. The Company expects that the cash costs incurred under the 2016 plan will be paid out through second quarter of fiscal 2017.

The following table summarizes the restructuring charges recorded in the Company’s Condensed Consolidated Statements of Operations for the periods presented pursuant to the 2016 Plan:
Restructuring activity under the Spansion Integration – Related Restructuring Plan and the 2016 Plan, during the nine months ended October 2, 2016 was as follows:

	Nine Months Ended
	October 2, 2016
	(In thousands)
	Spansion Integration plan	2016 Plan	Total
Accrued restructuring balance as of January 3, 2016	$21,487	—	$21,487
Provision	270	—	270
Cash payments and other adjustments	(3,028)	—	(3,028)
Accrued restructuring balance as of April 3, 2016	$18,729	$—	$18,729
Provision	$654	—	654
Cash payments and other adjustments	(2,087)	—	(2,087)
Accrued restructuring balance as of July 3, 2016	$17,296	$—	$17,296
Provision	$243	7,727	7,970
Cash payments and other adjustments	(1,264)	(808)	(2,072)
Accrued restructuring balance as of October 2, 2016	$16,275	$6,919	$23,194
Current portion of the restructuring accrual	$4,342	$6,919	$11,261
Non-current portion of the restructuring accrual	$11,933	—	$11,933

The Company anticipates that the remaining restructuring accrual balance will be paid out in cash through the second quarter of fiscal 2017 for employee terminations and over the remaining lease term through 2026 for the excess lease obligation related to the buildings Spansion had leased prior to the Merger, which the Company decided not to occupy in the post-Merger period.

NOTE 9. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the fair value hierarchy for the Company's financial assets and liabilities measured at fair value on a recurring basis and its non-financial liabilities measured at fair value on a non-recurring basis as of October 2, 2016 and January 3, 2016:

	As of October 2, 2016			As of January 3, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds (1)	$103	$—	$103	$119	$—	$119
Total cash equivalents	103	—	103	119	—	119
Short-term investments:
Certificates of deposit (1)	—	990	990	—	871	871
Total short-term investments	—	990	990	—	871	871
Long-term investments:
Marketable equity securities	—	—	—	6,516	—	6,516
Total long-term investments	—	—	—	6,516	—	6,516
Employee deferred compensation plan assets:
Cash equivalents	4,255	—	4,255	3,333	—	3,333
Mutual funds	21,904	—	21,904	22,023	—	22,023
Equity securities	10,880	—	10,880	8,624	—	8,624
Fixed income	—	4,315	4,315	—	3,227	3,227
Money market funds	3,368	—	3,368	4,042	—	4,042
Total employee deferred compensation plan assets	40,407	4,315	44,722	38,022	3,227	41,249
Foreign exchange forward contracts	—	5,600	5,600	—	966	966
Total financial assets	$40,510	$10,905	$51,415	$44,657	$5,064	$49,721
Financial Liabilities
Foreign exchange forward contracts	$—	$4,696	$4,696	$—	$1,283	$1,283
Employee deferred compensation plan liability	—	45,738	45,738	—	41,457	41,457
Total financial liabilities	$—	$50,434	$50,434	$—	$42,740	$42,740

(1)
Available for sale securities, maturing within one year.  There were no unrealized gains or losses recorded during the three and nine months ended October 2, 2016 and September 27, 2015 related to these securities.

The Company did not have any assets or liabilities measured at fair value on a recurring basis using level 3 inputs as of October 2, 2016 and January 3, 2016.  There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the nine months ended October 2, 2016.

There have been no changes to the valuation techniques used to measure the fair value of the Company's assets and liabilities. For a description of the valuation techniques, refer to Note 5 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 2016.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of the Company’s assets, including Intangible Assets and Goodwill are carried at historical cost but are re-measured on a non-recurring basis and are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  For the nine months ended October 2, 2016, the Company recorded a $33.9 million impairment charge related to two IPR&D projects acquired in the Merger. During the same period the Company recorded a $488.5 million goodwill impairment charge related to the PSD reporting unit based on a fair value measurement that included level 3 inputs. During the three months ended October 2, 2016, the Company recorded a $35.3 million impairment charge related to assets held for sale based on a fair value measurement that included level 3 inputs. See Note 5 for further details. There were no impairment charges recorded for the three and nine months ended September 27, 2015.
As of October 2, 2016, the carrying value of the Company's Revolving Credit Facility was $327.0 million (See Note 11). The carrying value of the Company's Credit Facility approximates its fair value since it bears an interest rate that is comparable to rates on similar credit facilities and is determined using Level 2 inputs.
The Company's 2.00% Senior Exchangeable Notes assumed as part of the Merger are traded in the market and are categorized as a Level 2 liability. The carrying value and the estimated fair value of the said Notes as of October 2, 2016 were $134.5 million and $343.9 million, respectively.  See Note 11 for further details.
The Company’s 4.50% Senior Convertible Notes are traded in the secondary market and the fair value is determined using Level 2 inputs.  The carrying value and the estimated fair value of the debt portion of the said Notes as of October 2, 2016 were $234.0 million and $325.8 million, respectively.  See Note 11 for further details.
Investments in Equity Securities
The Company's investments in equity securities include long-term investments in non-marketable equity securities of privately-held companies with carrying values of approximately $203.8 million and $50.5 million as of October 2, 2016 and January 3, 2016, respectively.
Included in the Company's non-marketable equity securities recorded within “Other long-term assets” line item of the Condensed Consolidated Balance Sheet is an investment in Enovix Corporation (“Enovix”).  This investment is being accounted for using the equity method. During the three and nine months ended October 2, 2016, the Company invested an additional $6.0 million and $18.0 million, respectively, in Enovix, which increased the Company’s cumulative total investment to $74.5 million.  This represented 44.8% of the investee's outstanding voting shares as of October 2, 2016. The Company held 38.7% of this investee’s voting shares as of January 3, 2016.  Also included in the Company's “Other long-term assets” line item of the Condensed Consolidated Balance Sheet is the Company's investment in Deca. Effective as of July 29, 2016, the Company has changed the method of accounting for its investment in Deca from consolidation to equity method of accounting as a result of investment by certain third party investors in Deca.  The Company held 52.2% of Deca's outstanding voting shares as of October 2, 2016. See Note 6 for further details.
The Company’s total investments in equity securities accounted for under the cost method included in long-term investments in non-marketable equity securities (investments in privately-held companies) are $11.4 million and $9.2 million, as of October 2, 2016 and January 3, 2016, respectively.

NOTE 10. EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION
The Company's equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
The following table summarizes the stock-based compensation expense by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine months ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In thousands)
Cost of revenues	$4,852	$4,426	$14,777	$13,057
Research and development	12,581	7,089	24,840	19,750
Selling, general and administrative	9,880	13,439	30,083	38,611
Total stock-based compensation expense	$27,313	$24,954	$69,700	$71,418

As of October 2, 2016 and January 3, 2016, stock-based compensation capitalized in inventories totaled $4.1 million and $4.3 million, respectively.

The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended		Nine months ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In thousands)
Stock options	$123	$341	$627	$1,609
Restricted stock units ("RSUs"), including Performance-Based Restricted Stock Units ("PSUs")	21,438	20,038	52,035	58,808
Employee Stock Purchase Plan (“ESPP”)	5,752	4,575	17,038	11,001
Total stock-based compensation expense	$27,313	$24,954	$69,700	$71,418

The following table summarizes the unrecognized stock-based compensation expense, net of estimated forfeitures, by type of awards:

	As of
	October 2, 2016	Weighted- Average Amortization Period
	(In thousands)	(In years)
Stock options	$1,091	0.93
RSUs including PSUs	104,802	1.33
ESPP	11,295	0.57
Total unrecognized stock-based compensation expense	$117,188	1.25

During the second quarter of fiscal 2016, the Company, as part of the severance agreement executed with Dr. T.J. Rodgers, accelerated the vesting of the PSU’s previously granted and modified the vesting conditions such that 100% of such awards effective date of his termination which was April 28, 2016. During the third quarter of fiscal 2016, as part of the severance agreements executed with two executives, the Company accelerated vesting of options, RSU's and PSU's previously granted and modified the vesting conditions. Included in the stock-based compensation expense for the nine months ended October 2, 2016 is an amount of $4.3 million related to the impact of the said modifications.
Equity Incentive Program
As of October 2, 2016, approximately 24.4 million stock options, or 15.1 million RSUs/PSUs were available for grant as share based awards under the 2013 Stock Plan, the 2010 Equity Incentive Award Plan (formerly the Spansion 2010 Equity Incentive Award Plan) and the 2012 Incentive Award Plan (formerly the Ramtron Plan).  As of October 2, 2016, there were 2.6 million shares of stock available for issuance under the ESPP plan.
Stock Options
The following table summarizes the Company's stock option activities:

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
	(In thousands, except per-share amounts)		(In years)	($ in millions)
Options outstanding as of January 3, 2016	16,840	$7.99
Exercised	(191)	$4.19
Forfeited or expired	(163)	$11.35
Options outstanding as of April 3, 2016	16,486	$8.00
Exercised	(7,069)	$4.85
Forfeited or expired	(97)	$12.88
Options outstanding as of July 3, 2016	9,320	$10.35
Exercised	(533)	$6.31
Forfeited or expired	(108)	$13.77
Options outstanding as of October 2, 2016	8,679	$10.55	3.24	$20.30
Options exercisable as of October 2, 2016	7,145	$10.41	2.96	$18.70

There were no options granted for the three and nine months ended October 2, 2016.
Restricted Stock Units (“RSUs”) and Performance-Based Restricted Stock Units (“PSUs”)
The following table summarizes the Company's RSU/PSU activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of January 3, 2016	11,053	$13.43
Granted	1,957	$10.97
Vested	(2,903)	$14.53
Forfeited	(1,304)	$12.66
Balance as of April 3, 2016	8,803	$12.63
Granted	1,316	$9.31
Released	(1,073)	$12.56
Forfeited	(199)	$12.17
Balance as of July 3, 2016	8,847	$12.16
Granted	7,166	$11.64
Released	(591)	$12.67
Forfeited	(486)	$12.42
Balance as of October 2, 2016	14,936	$11.88

The increase in shares granted in the third quarter of fiscal 2016 is primarily due to stock issued in connection with the acquisition of the IoT business.
On April 1, 2016, the Compensation Committee of the Company approved the grant of 0.9 million awards of restricted stock units to certain of the Company’s executive officers (the “2016 Grants”). Approximately 57% of the 2016 Grants are in the form of PSUs which vest based on achievement of two performance milestones: product development and production milestones and Gross Margin goals—over the next two years.  Such PSU grants will be capped at target levels if Cypress’s total shareholder return (TSR) is negative, even if the product development and production or Gross Margin performance milestones are achieved at above-target or maximum levels. The remaining 43% of the 2016 Grants are in the form of RSUs which cliff vest based on continued service over two years.
In addition to PSUs subject to the milestones specified above, a portion of the grants under the 2015 performance based restricted stock (“PARS”) Program are RSUs which have service-based vesting terms under which employees are eligible to earn 100% of their RSUs if they remain an employee of the Company through specified dates between fiscal 2016 and 2018.

NOTE 11. DEBT

Total debt is comprised of the following:

	As of
	October 2, 2016	January 3, 2016
	(In thousands)
Current portion of long-term debt
Capital lease obligations	$40	$6,603
Equipment loans	342	3,003
Term Loan A	6,875	5,000
Term Loan B	22,500	—
Current portion of long-term debt	29,757	14,606
Revolving credit facility and long-term debt
Senior Secured Credit facility	327,000	449,000
Term Loan A	86,505	92,228
Term Loan B	410,289	—
2.00% Senior Exchangeable Notes	134,500	131,845
4.50% Senior Exchangeable Notes	234,005	—
Capital lease obligations	—	586
Revolving credit facility and long-term debt	1,192,299	673,659
Total debt	$1,222,056	$688,265

4.50% Senior Exchangeable Notes

On June 23, 2016, the Company, issued at face value, $287.5 million of Senior Exchangeable Notes due in 2022 (the “Notes”) in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The Notes are governed by an Indenture (“Indenture”), dated June 23, 2016, between the Company and U.S. Bank National Association, as Trustee. The Notes will mature on January 15, 2022, unless earlier repurchased or converted, and bear interest of 4.50% per year payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2017. The Notes may be due and payable immediately in certain events of default.

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

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. Such amount was based on the contractual cash flows discounted at an appropriate market rate for non-convertible debt at the date of issuance, which was determined to be 82.9% of the par value of the Notes or $238.3 million. The carrying amount of the equity component of $49.2 million representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is accreted to interest expense over the term of the Notes using the effective interest method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

The Company incurred transaction costs of approximately $8.63 million relating to the issuance of the Notes.  The transaction costs of $8.63 million include $7.91 million of financing fees paid to the initial purchasers of the Notes, and other estimated offering expenses payable by the Company. In accounting for these costs, the Company allocated the costs of the offering in proportion to the fair value of the debt and equity recognized in accordance with the accounting standards. The transaction costs allocated to the debt component of approximately $7.2 million and are being amortized as interest expense over the term of the Notes using the effective yield method. The transaction costs allocated to the equity component of approximately $1.5 million were recorded as a reduction of additional paid-in capital.

At the debt issuance date, the Convertible Notes, net of issuance costs, consisted of the following (in thousands):

June 23, 2016
Liability component
Principal	$238,338
Less: Issuance cost	(7,158)
Net carrying amount	$231,180
Equity component
Allocated amount	$49,163
Less: Issuance cost	(1,477)
Net carrying amount	$47,686
Convertible Notes, net of issuance costs	$278,866

The following table includes total interest expense related to the Notes recognized during the three and nine months ended October 2, 2016 (in thousands):

	Three months ended October 2, 2016	Nine months ended October 2, 2016
Contractual interest expense	$3,270	$3,624
Amortization of debt issuance costs	347	381
Accretion of debt discount	2,202	2,444
Total	$5,819	$6,449

The net liability component of the Notes as of October 2, 2016 is comprised of the following (in thousands):

October 2, 2016
Net carrying amount at issuance date	$231,180
Amortization of debt issuance costs during the year	381
Accretion of debt discount during the year	2,444
$234,005

Capped Calls

In connection with the issuance of the Notes, the Company entered into capped call transactions with certain bank counterparties to reduce the risk of potential dilution of the Company’s common stock upon the exchange of the Notes. The capped call transactions have a strike price of approximately $13.49 and a cap price of approximately $15.27, and are exercisable when and if the Notes are converted. If upon conversion of the Notes, the price of the Company’s common stock is above the strike price of the capped calls, the counterparties will deliver shares of the Company’s common stock and/or cash with an aggregate value approximately equal to the difference between the price of the Company’s common stock at the conversion date (as defined, with a maximum price for purposes of this calculation equal to the cap price) and the strike price, multiplied by the number of shares of the Company’s common stock related to the capped call transactions being exercised. The capped calls expire in January 2022. The Company paid $8.2 million for these capped calls which was recorded as a reduction of additional paid-in capital.
 Senior Secured Revolving Credit Facility
On April 27, 2016, the Company amended and restated its existing senior secured revolving credit facility ("Credit Facility") of $540 million. The borrowings under the Credit Facility bear interest, at the Company's option, at an adjusted base rate plus a spread of 1.25%, or an adjusted LIBOR rate plus a spread of 2.25%. The borrowings under the Credit Facility are guaranteed by certain present and future wholly-owned material domestic subsidiaries of the Company (the “Guarantors”) and are secured by a security interest in substantially all assets of the Company and the Guarantors. The financial covenants include the following conditions: 1) maximum total leverage ratio of 4.50x through October 2016, 4.25x until January 1, 2017, 4.00 x until April 2, 2017 and 3.75x thereafter, and 2) minimum fixed charge coverage ratio of 1.00x. The Company incurred financing costs of $2.6 million related to the Credit Facility which has been capitalized and recognized in other long-term assets on the Condensed Consolidated Balance Sheet. These costs will be amortized over the life of the Credit Facility and recorded in “Interest Expense” on the Condensed Consolidated Statement of Operations.

As per the terms of the Credit Facility, the Company entered into a Joinder Agreement on December 22, 2015 under which the Company borrowed an additional $100 million (“Term Loan A”). Term Loan A is subject to, at the Company’s option, either an interest rate equal to (i) 3.25% over LIBOR or (ii) an interest rate equal to 2.25% over the greater of (x) the prime lending rate published by the Wall Street Journal, (y) the federal funds effective rate plus 0.50%, and (z) the LIBOR rate for a one month interest period plus 1%. The Company paid a 1.00% upfront fee in connection with the Term Loan A. Such Term Loan A is payable in quarterly installments equal to 1.25% of the principal per quarter for 2016, 1.875% of the principal per quarter for 2017 and 2018, and 2.50% of the principal per quarter thereafter, with the remaining outstanding principal amount due at final maturity on March 12, 2020. It may be voluntarily prepaid at the Company’s option and is subject to mandatory prepayments equal to (i) 50% of excess cash flow, as defined in the agreement, (stepping down to 25% and 0% based on a decrease in total leverage ratio over time) at the end of each fiscal year, (ii) the net cash proceeds from certain asset sales (subject to certain reinvestment rights) and (iii) the proceeds from any debt issuances not otherwise permitted under the Credit Agreement. The Company incurred financing costs of $2.8 million to the lenders of Term Loan A which has been capitalized and recognized as a deduction of the Term Loan A balance in “Long-term revolving credit facility and long term debt” on the Consolidated Balance Sheet. These costs will be amortized over the life of Term Loan A and recorded in “Interest Expense” on the Condensed Consolidated Statement of Operations.

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
The Joinder and Amendment Agreement provides for the incurrence by the Company of an incremental term loan in an aggregate principal amount of $450.0 million (“Term Loan B”). The incurrence of Term Loan B is permitted as an incremental loan under the Credit Agreement and is subject to the terms of the Credit Agreement and to additional terms set forth in the Joinder and Amendment Agreement. Term Loan B will initially bear interest at (i) an adjusted LIBOR rate loan plus an applicable margin of 5.50% or (ii) an adjusted base rate loan plus an applicable margin of 4.50%. Following the delivery of the Compliance Certificate and the financial statements for the period ending the last day of the third Fiscal Quarter of 2016, Term Loan B shall bear interest, at the Company’s option, at (i) an adjusted LIBOR rate plus an applicable margin of either 5.25% or 5.50%, or (ii) an adjusted base plus an applicable margin of either 4.25% or 4.50%, with the applicable margin in each case determined based on the Company’s total net leverage ratio for the trailing twelve month period ended as of the last day of the Company’s most recently ended fiscal quarter. The Company paid an upfront fee to the initial incremental lenders in an amount equal to 1.5% of the aggregate principal amount of the Incremental Term Loan funded. The Company is required to pay a prepayment premium of 1% of the principal amount prepaid if it prepays the Incremental Term Loan in certain circumstances prior to the date that is twelve months after the Closing Date. Term Loan B was fully funded on the Closing Date and matures on July 5, 2021.The Company incurred financing costs of $11.5 million to the lenders of Term Loan B which has been capitalized and recognized as a deduction of the Term Loan B balance in “Long-term revolving credit facility and long term debt” on the Condensed Consolidated Balance Sheet. These costs will be amortized over the life of Term Loan B and recorded in “Interest Expense” on the Condensed Consolidated Statement of Operations.

As of October 2, 2016, $873.9 million aggregate principal amount of loans, including Term Loan A, Term Loan B and letters of credit, were outstanding under the Credit Facility.
As of October 2, 2016, the Company was in compliance with all of the financial covenants under the Credit Facility.
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
As of October 2, 2016, the Assumed Notes are exchangeable for 190.3 shares of common stock per $1,000 principal amount of the Notes (equivalent to an exchange price of approximately $5.26) subject to adjustments for dividends, anti-dilutive issuances and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock and liquidation, consolidation or merger of the Company. According to the Indenture, a change in control occurs when a person or group becomes the beneficial owner directly or indirectly, of more than 50% of the Company’s common stock. In the case of a consolidation or merger, if the surviving entity continues to be listed, no change of control will be triggered. Prior to June 1, 2020, the Assumed Notes will be exchangeable under certain specified circumstances as described in the Indenture.
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
The net carrying amount of the liability component of the Assumed Notes as of October 2, 2016 consists of the following:

(in thousands)
Principal amount	$149,990
Unamortized debt discount	(15,490)
Net carrying value	$134,500

The following table presents the interest on the Assumed Notes recognized as an expense during the three and nine months ended October 2, 2016 and September 27, 2015:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(in thousands)
2.00% Senior Exchangeable Notes
Contractual interest expense at 2% per annum	$746	$744	$2,235	$1,633
Accretion of debt discount	894	823	2,656	1,806
Total	$1,640	$1,567	$4,891	$3,439

Equipment Loans
In December 2011, the Company obtained equipment loans from a financial institution for an aggregate amount of approximately $14.1 million which are collateralized by certain manufacturing equipment and bear interest of 3.15% to 3.18% per annum payable in 60 equal installments.  The balance of $0.3 million outstanding against these loans as of October 2, 2016 is payable within the remaining three months of fiscal 2016.
Capital Leases
In 2011, the Company entered into capital lease agreements which allow it to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. Assets purchased under all capital leases are included in “Property, plant and equipment, net” on the Company's Condensed Consolidated Balance Sheet.
As of October 2, 2016, the gross value and net book value of manufacturing equipment purchased under these capital leases were $18.8 million and $9.4 million, respectively.  As of January 3, 2016, the gross value and net book value of manufacturing equipment purchased under these capital leases were $20.5 million and $11.9 million, respectively.
Future Debt Payments
For each of the next five years and beyond, the scheduled maturities of the Company's debt including interest as of October 2, 2016, are as follows:

Fiscal Year	Term Loan A	Term Loan B	Senior Secured Credit Facility	2.00% Senior Exchangeable Notes	4.50% Senior Exchangeable Notes	Capital lease obligations and Equipment loans	Total
	(In thousands)
2016 (remaining three months)	$2,748	$12,846	$2,281	$—	$—	$382	$18,257
2017	13,131	50,470	9,123	3,000	13,908	—	89,632
2018	12,673	49,008	9,123	3,000	13,117	—	86,921
2019	14,657	50,335	9,123	3,000	13,117	—	90,232
2020 and after	71,069	407,632	329,282	152,990	320,383	—	1,281,356
Total	$114,278	$570,291	$358,932	$161,990	$360,525	$382	$1,566,398

NOTE 12. EQUITY TRANSACTIONS
$450 million Stock Buyback Program

On October 20, 2015, the Company entered into a new $450 million stock buyback program (“October 2015 program”). The program allows the Company to purchase its common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of the Company’s common stock, regulatory, legal, and contractual requirements, alternatives uses of cash, availability of on-shore cash and other market factors. The October 2015 program does not obligate the Company to repurchase any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. Through the end of third quarter of fiscal 2016, the Company has repurchased a total of 29.5 million shares for a total cost of $239.0 million under the October 2015 program. Of this, 23.8 million shares worth $182.5 million were repurchased in the nine months ended October 2, 2016, which includes withholdings for tax obligations on vested stock-based awards.

Dividends
On August 9, 2016, the Company's Board of Directors approved a cash dividend of $0.11 per share payable to holders of record of its common stock at the close of the business day on September 29, 2016. This cash dividend was paid on October 20, 2016 and totaled approximately $35.4 million which was accrued for and shown as “Dividends payable” on the Condensed Consolidated Balance Sheet as of October 2, 2016.

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

NOTE 13. COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
The Company leases certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2020. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values at the time of the extension.
As of October 2, 2016, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2016 (remaining three months)	$4,989
2017	18,499
2018	12,586
2019	7,790
2020	7,053
2021 and thereafter	25,307
Total	$76,224

Restructuring accrual balances related to operating facility leases were $14.9 million and $17.4 million as of October 2, 2016 and January 3, 2016, respectively.
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
The following table presents the Company's warranty reserve activities:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In thousands)
Beginning balance	$5,964	$2,370	$4,096	$2,370
Warranties assumed as part of the Merger	—	1,663	—	1,254
Settlements made	(2,247)	(512)	(3,328)	(1,064)
Provisions	1,424	762	4,373	1,723
Ending balance	$5,141	$4,283	$5,141	$4,283

Litigation and Asserted Claims
In a matter associated with Ramtron International Corporation (“Ramtron”), a wholly owned subsidiary of Cypress, bankruptcy proceedings are ongoing in Italy where the trustee for four bankrupt entities of Finmek S.pA. is seeking refunds of approximately $2.8 million in payments made by Finmek to Ramtron prior to Finmek’s bankruptcy in 2004. In November 2014, one of the courts presiding over these proceedings found that two payments should be refunded to Finmek, which currently total approximately $0.5 million, including interest and fees. The Company believes this ruling was made in error and has filed an appeal (Court of Appeal of Venice, Docket no. 2706/2015). The Company has prevailed in all other related proceedings, which the trustee may appeal (Court of Appeal of Venice, Docket Nos. 1387/2014 and 2487/2015; Tribunal of Padua Docket No. 5378/2009). Due to the current stage of the proceedings and the appellate process, the Company cannot reasonably estimate the loss or the range of possible losses, if any.
In 2013, a former employee filed a grievance against the Company with the U.S. Department of Labor (“DOL”) seeking back pay and reinstatement or forward pay. That matter was tried before an administrative law judge in July 2014. In December 2014, the administrative law judge issued a ruling in favor of the former employee for amounts totaling approximately $1.3 million. On March 30, 2016, the ruling was affirmed by the DOL Administrative Review Board.  The Company believes both rulings were erroneous and filed an appeal in the United States Court of Appeals for the Tenth Circuit on April 29, 2016 (Case No. 16-9523).  The respective positions of the parties and the appellate process prevent a reasonable determination of the outcome at this time. This former employee also filed a complaint for wrongful termination in state court in El Paso County, Colorado on March 4, 2015 (Case No. 2015-cv-30632). The state court litigation is stayed pending resolution of the DOL matter. The Company believes the state court action is meritless and will defend against the allegations. Due to the current stage of the proceedings and the appellate process, the Company cannot reasonably estimate the loss or the range of possible loss, if any.
After our announcement of the merger between the Company and Spansion Inc. in December 2014, two separate putative class action complaints (Walter Jeter v. Spansion Inc., et. al. (No. 114-cv-274635) and Shiva Y. Stein v. Spansion Inc., et. al. (No. 114-cv-274924)) were filed in Santa Clara County Superior Court in December 2014, alleging claims of breach of fiduciary duty against Spansion’s board of directors and naming Cypress as a defendant for aiding and abetting the alleged breach of fiduciary duty. While Cypress believes these lawsuits to be meritless, Spansion and Cypress entered into a memorandum of understanding with plaintiffs, the terms of which required additional disclosures by the Company and payment of nominal attorneys’ fees to the class counsel. Final resolution of these litigations matters will require court approval of a final settlement agreement.  Due to the current stage of the proceedings, the Company cannot reasonably estimate the loss or the range of possible loss, if any.
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

On May 17, 2016, a patent infringement case was filed by North Star Innovations, Inc. (“North Star”) against the Company and UMC Group USA (“UMC”) in the U.S. District Court for the District of Delaware (Case No. 16-cv-368).  North Star alleges that the Company infringes three patents.  On September 26, 2016, North Star filed a second case against the Company and UMC in the U.S. District Court for the Central District of California (Case No. 16-cv-01721), asserting two additional patents against the Company, as well as one of the patents asserted in the Delaware lawsuit.  These matters are still in the very early stages and the Company will defend against the allegations accordingly.  Due to the current stage of the proceedings, the Company cannot reasonably estimate the loss or the range of possible loss, if any.

On August 15, 2016, a patent infringement lawsuit was filed by the California Institute of Technology (“Caltech”) against the Company in the U.S. District Court for the Central District of California (Case No. 16-cv-03714). The other co-defendants are Apple Inc., Avago Technologies Limited, Broadcom Corporation, and Broadcom Limited. Caltech alleges that defendants infringe four patents. The matter is still in the very early stages and the Company will defend against the allegations accordingly.  Due to the current stage of the proceedings, the Company cannot reasonably estimate the loss or the range of possible losses, if any.

In September 2016, the Company was named in a lawsuit filed by Standard Communications Pty Ltd. in Sydney, Australia, for approximately $1.1 million in costs associated with a product recall. The matter is still in the very early stages and the Company will defend against the allegations accordingly.  Due to the current stage of the proceedings, the Company cannot reasonably estimate the loss or the range of possible losses, if any.
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
It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments the Company has made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations. Management believes that if the Company were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of October 2, 2016, the Company had no reason to believe a loss exceeding amounts already recognized had been incurred.

NOTE 14. FOREIGN CURRENCY DERIVATIVES
The Company enters into multiple foreign exchange forward contracts to hedge certain operational exposures resulting from fluctuations in Japanese yen and Euro exchange rates.  The Company does not enter into derivative securities for speculative purposes. The Company’s hedging policy is designed to mitigate the impact of foreign currency exchange rate fluctuations on its operating results. Some foreign currency forward contracts were considered to be economic hedges that were not designated as hedging instruments while others were designated as cash flow hedges. Whether designated or undesignated as cash flow hedges or not, these forward contracts protect the Company against the variability of forecasted foreign currency cash flows resulting from revenues, expenses and net asset or liability positions designated in currencies other than the U.S. dollar.  The maximum original duration of any contract allowable under the Company’s hedging policy is 13 months.
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
At October 2, 2016, the Company had outstanding forward contracts to buy approximately ¥3,578 million for $34.9 million.
Non-designated hedges
Total notional amounts of net outstanding contracts were as summarized below:

Buy / Sell	October 2, 2016	January 3, 2016
(in millions)
US dollar / Japanese Yen	—	$19.4 / ¥2,333
US dollar / EUR	$20.9/€18.6	$7.3/€6.8
Japanese Yen / US dollar	¥4,735 / $46.5	—

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2016 was immaterial.

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of October 2, 2016 and January 3, 2016 were as follows:

	October 2, 2016		January 3, 2016
Balance Sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(in thousands)
Other Current Assets
Derivative Asset	$5,376	$224	$966	$17

Other Current Liabilities
Derivative Liability	$4,669	$27	$1,283	$99

NOTE 15. INCOME TAXES
The Company's income tax expense was $3.3 million and $2.3 million for the three months ended October 2, 2016 and September 27, 2015, respectively.  The income tax expense for the three months ended October 2, 2016 and September 27, 2015 was primarily due to non-U.S. income taxes on income earned in foreign jurisdictions. The Company’s income tax expense was $1.8 million for the nine months ended October 2, 2016 and $1.2 million for the nine months ended September 27, 2015.  The income tax expense for the nine months ended October 2, 2016 was primarily attributable to income taxes associated with the Company’s non-US operations, primarily offset by release of previously accrued taxes related to the lapsing of statutes of limitation.  The income tax expense for the nine months ended September 27, 2015 was primarily a result of non-U.S. income taxes on income earned in foreign jurisdictions which was partially offset by the tax impact of accounting for certain acquired assets and liabilities as a result of the Merger resulting in $5.3 million  of the Company’s valuation allowance being released.
Unrecognized Tax Benefits
As of October 2, 2016 and January 3, 2016 the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate totaled $26.7 million and $28.4 million, respectively.
Management believes events that could occur in the next 12 months which could cause a material change in unrecognized tax benefits include, but are not limited to, the following:
•completion of examinations by the U.S. or foreign taxing authorities; and
•expiration of statute of limitations on the Company's tax returns.
The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The Company believes it is reasonably possible that it may recognize up to approximately $3.6 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.
Classification of Interest and Penalties
The Company classifies interest and penalties as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of October 2, 2016 and January 3, 2016, the amounts of accrued interest and penalties totaled $9.9 million and $12.0 million, respectively.

NOTE 16. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In thousands, except per-share amounts)
Net income (loss) attributable to Cypress	$9,411	$30,312	$(613,884)	$(306,537)
Weighted-average common shares	321,276	335,299	318,118	289,197
Weighted-average diluted shares	343,718	357,657	318,118	289,197
Net income (loss) per share—basic	$0.03	$0.09	$(1.93)	$(1.06)
Net income (loss) per share—diluted	$0.03	$0.08	$(1.93)	$(1.06)

For the three months ended October 2, 2016 and September 27, 2015, approximately 4.8 million and 8.8 million, weighted average potentially dilutive securities consisting of outstanding stock options, unvested RSUs and PSUs and convertible debt, respectively, were excluded in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive. For the nine months ended October 2, 2016 and September 27, 2015, approximately 8.9 million and 3.3 million, weighted average potentially dilutive securities consisting of outstanding stock options, unvested RSUs and PSU’s and convertible debt, respectively, were excluded in the computation of diluted net income (loss) per share because their effect would have been anti-dilutive.

NOTE 17. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION
Segment Information

The Company designs, develops, manufactures and markets a broad range of high-performance solutions for embedded systems, from automotive, industrial and networking platforms to highly interactive consumer devices. In connection with Cypress’s merger with Spansion, the Company has aligned Spansion's two major product groups with Cypress's existing business segments: legacy Spansion flash memory products are reported in the Company's Memory Products Division and legacy Spansion microcontroller and analog products are reported in the Company's Programmable Systems Division. IoT products acquired from Broadcom are reported in the Company's Data Communications Division.

Effective as of July 29, 2016, the Company has changed the method of accounting for its investment in Deca from consolidation to the equity method of accounting as a result of the investment by certain third party investors in Deca. Deca was included in the Company’s Emerging Technologies Division.

Revenue

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In thousands)
Programmable Systems Division	$182,309	$178,503	$513,106	$456,127
Memory Products Division	233,398	254,647	680,391	618,482
Data Communications Division	88,745	17,617	134,347	55,270
Emerging Technologies Division	19,393	13,043	65,092	27,846
Total revenue	$523,845	$463,810	$1,392,936	$1,157,725

Income (loss) before Income Taxes

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In thousands)
Programmable Systems Division	$(13,234)	$(58,828)	$(29,314)	$(65,803)
Memory Products Division	68,614	58,246	158,813	45,509
Data Communications Division	(3,916)	(4,116)	(19,613)	(10,261)
Emerging Technologies Division	5,135	163	16,142	(5,835)
Unallocated items:
Stock-based compensation	(27,313)	(24,956)	(69,700)	(71,420)
Amortization of intangible assets	(54,849)	(34,271)	(122,641)	(103,978)
Restructuring costs, including executive severance	(7,970)	(2,924)	(13,394)	(88,678)
Gain on divestiture of TrueTouch® Mobile business	—	66,472	—	66,472
Changes in value of deferred compensation plan	(56)	50	(896)	(1,137)
Impact of purchase accounting and other	(27,154)	34,058	(78,333)	(67,157)
Impairment of acquisition-related intangible assets	—	—	(33,944)	—
Impairment related to assets held for sale	(35,259)	—	(35,259)	—
Gain related to investment in Deca Technologies Inc.	112,774	—	112,774	—
Goodwill impairment charge	—	—	(488,504)	—
Income (loss) before income taxes	$16,772	$33,894	$(603,869)	$(302,288)

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
Geographical Information
The following table presents revenues by geographical locations 1

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In thousands)
United States	$45,205	$47,756	$134,419	$123,118
Europe	65,370	58,081	195,243	150,375
Asia:
Greater China [2]	236,248	144,932	570,637	372,249
Japan	108,772	148,827	315,354	343,697
Rest of the World	68,250	64,214	177,283	168,286
Total revenue	$523,845	$463,810	$1,392,936	$1,157,725
1 Prior period numbers have been revised to conform to current period presentation.  During the second quarter of fiscal 2016, the Company started presenting this information based on location of customers to whom the sale of products was made.

2 Greater China includes China, Taiwan and Hong Kong.

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	October 2, 2016	January 3, 2016
	(In thousands)
United States	$191,553	$269,304
Philippines	38,596	90,356
Thailand	33,122	34,233
Japan	15,672	9,537
Other	21,874	21,573
Total property, plant and equipment, net	$300,817	$425,003

The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the Company’s chief operating decision maker does not review asset information on a segment basis.
Customer Information
Outstanding accounts receivable from three of the Company's distributors accounted for 28%, 7% and 7% of its consolidated accounts receivable as of October 2, 2016. Outstanding accounts receivable from three of the Company's distributors, accounted for 42%, 11% and 9% of its consolidated accounts receivable as of January 3, 2016.
Revenue generated through one of the Company's distributors accounted for 24.0% of its consolidated revenue for the three months ended October 2, 2016.  Revenue generated through one of the Company’s distributor accounted for 24.0% of its consolidated revenue for the nine months October 2, 2016. No end customer accounted for 10% or more of the Company's revenues for the three and nine months ended October 2, 2016.
Revenue generated through one of the Company's distributors accounted for 27% of its consolidated revenue for the three months ended September 27, 2015.  Revenue generated through two of the Company’s distributors accounted for 25% and 10% of its consolidated revenue for the nine months ended September 27, 2015.  No end customer accounted for 10% or more of the Company’s revenue for the three and nine months ended September 27, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, which are discussed in the “Forward-Looking Statements” section under Part I of this Quarterly Report on Form 10-Q.
EXECUTIVE SUMMARY
Overview
Cypress Semiconductor Corporation (“Cypress” or “the Company”) manufactures and sells advanced embedded system solutions for automotive, industrial, home automation and appliances, consumer electronics and medical products. Cypress’s programmable systems-on-chip, general-purpose microcontrollers, analog ICs, IoT and USB-based connectivity solutions and memories help engineers design differentiated products and help with speed to market. Cypress is committed to providing customers with quality support and engineering resources.

Mergers & acquisitions
Merger with Spansion
On March 12, 2015, we completed the merger (“Merger”) with Spansion Inc. ("Spansion") pursuant to the Agreement and Plan of Merger and Reorganization, dated as of December 1, 2014 (the "Merger Agreement"), for a total consideration of approximately $2.8 billion. In accordance with the terms of the Merger Agreement, Spansion shareholders received 2.457 Cypress shares for each Spansion share they owned. The Merger has been accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standard Topic 805, Business Combinations, with Cypress treated as the accounting acquirer. To date, the Company has incurred $102.8 million of merger and integration costs in addition to restructuring and other items associated with the Merger and integration. The post-Merger company is expected to realize more than $180 million in cost synergies on an annualized basis within two years, and create a leading global provider of microcontrollers and specialized memories needed in today's embedded systems.
Acquisition of Broadcom Corporation’s Internet of Things business (“IoT business”)
On July 5, 2016, we completed the acquisition of certain assets primarily related to the IoT business of Broadcom pursuant to an Asset Purchase Agreement with Broadcom Corporation, dated April 28, 2016, for a total consideration of $550 million. Consequently, our financial condition and results of operations includes the financial results of the IoT business beginning July 5, 2016. The comparability of our results for the nine months ended October 2, 2016 to the same periods in fiscal 2015 is significantly impacted by the acquisition. To date, we have incurred approximately $13.0 million of acquisition related costs, including professional fees and other costs associated with the acquisition.
In our discussion and analysis of comparative periods, we have quantified the contribution of additional revenue or expense resulting from this transaction wherever such amounts were material and identifiable. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

The following MD&A includes the financial results of legacy Spansion beginning March 12, 2015 and the financial results of the IoT business acquired from Broadcom beginning July 5, 2016. The comparability of our results for the three and nine months ended October 2, 2016 to the same prior year periods is significantly impacted by these transactions.
Divestiture of TrueTouch® Business
In connection with the sale of the TrueTouch® Mobile touchscreen business to Parade Technologies (“Parade”) on August 1, 2015, we entered into a Manufacturing Service Agreement (“MSA”) in which we agreed to sell finished wafers and devices to Parade during the one-year period following the close of the transaction.  The terms of the MSA provide that we would sell finished products to Parade at agreed-upon prices that were considered below fair market value, indicating that there was an embedded fair value that would be realized by Parade through those terms.  Accordingly, we have allocated approximately $19.9 million from the $98.6 million proceeds to the fair value of the MSA based on the forecasted wafer sales to Parade for the subsequent one-year period.  That amount was deferred on our consolidated balance sheet initially and is being amortized to revenue as we sell products to Parade.  During the three and nine months ended October 2, 2016, we recognized approximately $5.9 million and $14.4 million of revenue from amortization of the deferred revenue.

Investment in Deca Technologies Inc.
On July 29, 2016, Deca Technologies Inc. ("Deca"), our majority owned subsidiary entered into a share purchase agreement (the "Purchase Agreement"), whereby certain third-party investors purchased 41.1% of the shares outstanding at the said date for an aggregate consideration of approximately $111.4 million. Concurrently, Deca repurchased certain of its preferred shares from us.
After giving effect to the above transactions, our ownership in Deca reduced to 52.2% as at July 29, 2016. As a consequence of the substantive rights afforded to third party new investors in the purchase agreement, including, among other things, participation on the Board of directors of Deca, approval of operating plans, approval of indebtedness etc., we determined that we no longer have the power to direct the activities of Deca that most significantly impacts Deca's economic performance. However, as we continue to have significant influence over Deca's financial and operating policies, effective July 29, 2016, the investment in Deca is being accounted for as an equity method investment and is no longer a consolidated subsidiary. The carrying value of this equity method investment was determined based on the fair value of the equity in Deca, which the Company calculated to be $142.5 million. This represents our remaining investment in Deca immediately following the investments by third-party investors. As a result of the change in the method of accounting for our investment in Deca from consolidation to the equity method of accounting, the net carrying value of the assets and liabilities related to Deca, and the adjustments related to the recognition of the initial fair value of the equity method investment resulted in a gain of $112.8 million which has been reflected as "Gain related to investment in Deca Technologies Inc." in the Condensed Consolidated Statements of Operations.
New Chief Executive Officer and Executive Chairman

Effective August 10, 2016, Hassane El-Khoury was promoted to the position of President and Chief Executive Officer of the Company. Upon the effectiveness of Mr. El-Khoury’s appointment as President and Chief Executive Officer, the Office of President and Chief Executive Officer, which had been performing the duties of the President and Chief Executive Officer since April 2016, was dissolved by the Board.  Mr. El-Khoury served as Executive Vice President, Programmable Systems Division from 2012 until his appointment as President and Chief Executive Officer.

Effective August 10, 2016, the Board appointed H. Raymond Bingham as Executive Chairman, a newly created position pursuant to which Mr. Bingham will function as both an executive officer of the Company and as Chairman of the Board. As Executive Chairman, Mr. Bingham will report directly to the Board.
Business Segments
We evaluate our reportable business segments in accordance with the applicable accounting guidance. In connection with our Merger, we have aligned Spansion's two major product groups for embedded applications with our existing product divisions: Spansion's flash memory with our Memory Products Division and Spansion's microcontroller and analog products with our Programmable Systems Division. Products from the IoT business are included in our Data Communications Division.
We operate in the following four reportable business segments:

Business Segments	Description

PSD: Programmable Systems Division
PSD focuses on high-performance, programmable solutions. The portfolio includes Traveo™ automotive microcontrollers, PSoC® programmable system-on-chip products, ARM® Cortex®-M4, -M3, -M0+ microcontrollers and R4 CPUs, analog PMIC Power Management ICs and automotive LED drivers, CapSense® capacitive-sensing controllers, automotive and industrial touchscreen solutions and PSoC solutions for the IoT. Effective March 12, 2015, PSD added Spansion’s microcontroller and analog products.

DCD: Data Communications Division
DCD focuses on USB controllers, including solutions for the USB Type-C and USB Power Delivery standards; Wi-Fi®, Bluetooth®, Bluetooth Low Energy and ZigBee® solutions; PRoC™ programmable radio-on-chip solutions; WirelessUSB™ solutions. Effective July 5, 2016, DCD added Broadcom’s IoT business products.

MPD: Memory Products Division
MPD focuses on high-performance serial and parallel NOR Flash memories, NAND Flash memories, static random access memory (SRAM), and high-reliability F-RAM™ ferroelectric memory and nonvolatile SRAM (nvSRAM) devices. Effective March 12, 2015, MPD added Spansion’s flash memory products.

ETD: Emerging Technologies Division
Also known as our “startup” division, ETD includes subsidiaries AgigA Tech Inc. and Deca Technologies Inc., as well as our foundry business and other development-stage activities. Effective as of July 29, 2016, we changed the method of accounting for its investment in Deca from consolidation to equity method of accounting.

Our primary focus is profitable growth in our key markets. With the addition of the legacy Spansion business and our acquisition of Broadcom Corporation’s IoT business, we plan to capitalize on our expanded product portfolio and market positions in advanced embedded systems solutions to extend our penetration of global markets such as automotive, industrial, communications, consumer, computation, communications. Our revenue model is based on the following product and market strategies: (a) growing revenue from our high-performance, programmable solutions and derivatives including PSoC programmable system-on-chip products and microcontrollers in the automotive and industrial markets, (b) increasing our DCD revenue through the integration of Wi-Fi®, Bluetooth® and ZigBee® connectivity from the Broadcom  IoT Business acquisition and through the introduction of new products such as USB Type-C solutions, SuperSpeed USB 3.0 peripheral controllers and Bluetooth® Low Energy solutions that leverage Cypress’s PRoC™ programmable radio-on-chip technology for the IoT and other applications, (c) increasing market share in our memory products by leveraging our market position and expanding our portfolio with new and complementary products, and (d) revenue growth from ETD, which includes our internal startup companies. For profitability, our focus is to finish integrating the acquired Spansion and IoT businesses successfully and fully realize the anticipated product cost and operational cost synergies. Our integration effort includes the re-focusing of portions of the legacy Spansion business to higher-margin opportunities, particularly in the Flash memory business. We monitor our operating expenses closely to improve our operating leverage.
In order to achieve our goals on revenue growth and profitability, Cypress will continue to pursue the following strategies:

•
Cross-sell products from Cypress’s expanded product portfolio in the wake of the Spansion Merger and Broadcom IoT business acquisition. We will continue to pursue product and business synergies to grow our revenue. We will expand our efforts to offer our customers system solutions that leverage multiple Cypress products, providing more value and driving revenue growth and gross margin improvement.  We will continue to pursue business synergies to achieve more efficient operations.

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

•
Drive profitability through tight management of operating expenses. Cypress maintains a corporate wide focus on margin and operating expenses. We are committed to maintaining our operating expense management without compromising our new product development.

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

•
Gross margin expansion initiatives. We will continue to execute to our gross margin improvement plan, which includes our initiatives to increase utilization of our Fab and to improve our Flash margins.

As we continue to implement our strategies, there are many internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed under Part I Item 1A in our Annual Report on Form 10-K for the year ended January 3, 2016 as well as in Part II Item 1A in this Quarterly Report on Form 10-Q.
Results of Operations
Revenues
Our total revenues increased by $60.0 million or 12.9% to $523.8 million for the three-month period ended October 2, 2016 compared to the same period in the prior year primarily due to the impact of the IoT business acquisition. The overall average selling price of our products for the three months ended October 2, 2016 was $1.10 and it decreased by $0.13 compared with the same period in the prior year. The decrease in average selling price is primarily due to price decline in products in PSD and MPD divisions.
Our total revenues increased by $235.2 million or 20.3% to $1,392.9 million for the nine-month period ended October 2, 2016 compared to the same period in the prior year. Revenue for the nine months ended October 2, 2016, benefited by $206.8 million from sales of the legacy Spansion products, as compared to the revenues for the nine months ended September 27, 2015 which included such sales only for a partial period offset by the divestiture of the True Touch® business.
Revenue recorded during the nine months ended October 2, 2016, benefited by $62.6 million from sales of IoT business products, as the acquisition closed in the third quarter of fiscal 2016. The overall average selling price of our products for the nine months ended October 2, 2016 was $1.14 which decreased by $0.06 compared with the same period in the prior year. The decrease in average selling price is primarily due to price decline in products in the MPD division.
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
During the three months ended October 2, 2016, we did not recognize any incremental revenue from conversion of new product families to the sell-in revenue recognition model. During the three months ended September 27, 2015, we recognized an incremental $17.3 million of revenue on new product families or distributors for which we recognized revenue on a sell-in basis.  During the nine months ended October 2, 2016, we recognized approximately $46.4 million of incremental revenue from this change in revenue recognition, which resulted in an increase to our net income of approximately $15.1 million for the nine months ended October 2, 2016, or approximately $0.05 per basic and $0.04 per diluted shares. During the nine months ended September 27, 2015, we recognized approximately $39.1 million of incremental revenue from this change, which resulted in a benefit to our net income of approximately $21.4 million for the nine months ended September 27, 2015, or approximately $0.07 per basic and diluted shares.
During the three months ended October 2, 2016, we recognized approximately $359.2 million or 93.3% of distribution revenue on a sell-in basis. During the three months ended September 27, 2015, we recognized approximately $235.0 million or 71.0% of distribution revenue on a sell-in basis.  During the nine months ended October 2, 2016, we recognized approximately $899.2 million or 89.4% of distribution revenue on a sell-in basis. During the nine months ended September 27, 2015, we recognized approximately $401.0 million or 57.0% of distribution revenue on a sell-in basis.
The following table summarizes our consolidated revenues by segments:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In thousands)
Programmable Systems Division	$182,309	$178,503	$513,106	$456,127
Memory Products Division	233,398	254,647	680,391	618,482
Data Communications Division	88,745	17,617	134,347	55,270
Emerging Technologies Division	19,393	13,043	65,092	27,846
Total revenue	$523,845	$463,810	$1,392,936	$1,157,725

Programmable Systems Division:
Revenues from PSD increased by $3.8 million and $57.0 million in the three and nine months ended or increased by 2.1% and 12.5%, respectively, compared to the same prior-year period.   The increase in the three months ended October 2, 2016 as compared to the same prior-year period was driven by increase in sales in the automotive segment.  The increase for the nine-month period ended October 2, 2016 as compared to the same prior-year period was due to $98.0 million of revenue contributions from Spansion products.  Excluding the impact of Spansion revenues, revenues from PSD decreased $41.0 million for the nine months ended October 2, 2016 or $23.9%, compared to same prior-year period primarily due to a $41.3 million decrease in revenue from the TrueTouch® mobile business as a result of divestiture of the business on August 1, 2015.
The overall average selling price of our products for PSD for the three and nine months ended October 2, 2016 was $1.01 and $1.10 which decreased by $0.07 and increased by $0.07 compared with the same prior-year period. The decrease in average selling price for the three months ended October 2, 2016 compared to the same prior year period was primarily due to price decline in microcontroller and analog products. The increase in the average selling price for the nine months ended October 2, 2016 was primarily due to product mix as a result of divestiture of the True Touch® mobile business.
Memory Products Division:
Revenues from MPD decreased by approximately $21.2 million and increased by $61.9 million or decreased by 8.3% and increased by 10.0% in the three and nine months ended October 2, 2016, compared to the same prior-year period. The decrease in the three months ended October 2, 2016 as compared to the same prior-year period was primary driven by decrease in the consumer market segment and a strategic decision to exit low margin business. The increase for the nine-month period ended October 2, 2016 as compared to the same prior-year period was due to $108.0 million of revenue contribution from the Spansion flash memory business which was partially offset by $37.5 million of decrease in revenue from SRAM products.
The overall ASP’s of our products for MPD for the three and nine months ended October 2, 2016 were $1.28 for both periods,  which decreased by $0.13 and $0.16, respectively, compared with the same prior-year periods. The decrease is primarily due to decline in sales of NOR and NAND products.
Data Communications Division:
Revenues from the DCD increased by approximately $71.1 million and $79.1 million or 404.0% and 143.1% in the three and nine months ended October 2, 2016, respectively, compared to the same prior-year period due to additional revenue from the IoT business. During the three months ended October 2, 2016, revenue related to the IoT business was $62.6 million. Excluding the IoT business, revenue has increased by $8.5 million and $16.5 million for the three and nine month ended October 2, 2016 respectively. For the legacy Cypress business the increase was mostly driven by increase in revenue from USB Type C and USB 3.0 products for the three and nine month period ended October 2, 2016.

The overall ASP’s of our products for DCD, for the three and nine months ended October 2, 2016 were $0.93 and $0.80, respectively, which increased  by $0.13 compared to three months ended September 27, 2015 and stayed flat compared to the nine months ended September 27, 2015. The increase in average selling price for the three months ended October 2, 2016 compared to the same prior year period was primarily due to product mix as a result of the acquisition of the IoT business. The average selling price for the nine months ended October 2, 2016 stayed flat primarily due to price decline in the USB products, and product mix as a result of the IoT business acquisition.
Excluding the impact of the IoT business, the ASPs were $0.60 and $0.62 and these ASPs decreased by $0.20 and $0.18 for the three and nine months ended October 2, 2016, respectively, compared to the same prior year period. Excluding the impact of IoT, the decrease in ASPs was primarily due to decline in price in USB 3.0 products.
Emerging Technologies Division:

Revenues from the ETD increased by approximately  $6.4 million and $37.2 million or 48.7%  and 133.7% in the three and nine months ended October 2, 2016, respectively, compared to the same prior-year periods primarily due to the overall increase in customer demand at all of our ETD companies.  The increase was also attributable to increases in our foundry revenues as we began selling products to Parade Technologies in August 2015 under the Manufacturing Services Agreement, which was signed in connection with our disposition of the TrueTouch® Mobile business. These increases were partially offset by the change in the method of accounting for our investment in Deca from consolidation to equity method of accounting as a result of investment by certain third party investors in Deca effective July 29, 2016.
Cost of Revenues

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In thousands)
Cost of revenues	$325,225	$303,434	$909,753	$900,969
As a percentage of revenue	62.1%	65.4%	65.3%	77.8%

Our cost of revenue ratio is significantly impacted by the mix of products we sell, which is often difficult to forecast with accuracy. Therefore, if we achieve significant revenue growth in our lower margin (i.e. revenue less cost of revenue) product lines, or if we are unable to earn as much revenue as we expect from higher margin product lines, our gross margin may be negatively impacted. Our cost of revenue ratio improved from 65.4% during the three months ended September 27, 2015 to 62.1% in the three months ended October 2, 2016. The primary driver of the improvement was lower amortization of fair value adjustments, net of reserves, relating to acquired Spansion inventory.  Write downs of inventories were $6.8 million and $13.7 million for the three months ended October 2, 2016 and September 27, 2015, respectively.  Sale of inventory that was previously written-off or written-down aggregated $24.4 million and $13.9 million for the three months ended October 2, 2016 and September 27, 2015, respectively, which favorably impacted our cost of revenues ratio by 4.7% for the three months ended October 2, 2016 and by 3.0% for the three months ended September 27, 2015.  This impact was offset by lower fab utilization, which was 56.0% and in the third quarter of fiscal 2016 compared to 64% in the third quarter of fiscal 2015.
Our cost of revenue ratio improved from 77.8% during the nine months ended September 27, 2015 to 65.3% in the nine months ended October 2, 2016. The primary driver of the improvement in the cost of revenue ratio was lower write downs of carrying value of inventory during the nine months ended October 2, 2016 as compared to the same period in the previous fiscal year.  Included in the cost of revenues in the nine months ended September 27, 2015 was $133.0 million write-down of carrying value of inventory assumed as a part of the Spansion Merger as well as a write down of $18.8 million of certain other inventories. In comparison, write-down of inventories in the nine months ended October 2, 2016 was $21.6 million.  Sale of inventory that was previously written-off or written-down aggregated $44.2 million and $6.2 million for the nine months ended October 2, 2016 and September 27, 2015, respectively, which favorably impacted our cost of revenues ratio by 3.2% and 0.5% for the nine months ended October 2, 2016 and September 27, 2015, respectively. This impact was offset by lower fab utilization which was 54.0% for the nine months ended October 2, 2016, lower as compared to 64% in the same period prior -year. Our gross margin for the nine months ended October 2, 2016 was also impacted by $7.8 million of amortization of fair value adjustments, net of reserves, relating to acquired legacy Spansion inventory as compared to $75.1 million for the nine months ended September 27, 2015.
Research and Development (“R&D”) Expenses

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In thousands)
R&D expenses	$95,411	$75,960	$239,549	$207,709
As a percentage of revenues	18.2%	16.4%	17.2%	17.9%

R&D expenditures increased by $19.5 million in the three months ended October 2, 2016 compared to the same prior-year period. The increase was mainly attributable to $19.4 million of expenses due to the IoT business acquisition, primarily comprised of $11.5 million of increase in labor costs due to increased headcount and increase of $7.9 million in expensed assets. Increase of $5.5 million in stock based compensation expense. The above increases were partially offset by a $5.8 million decrease in other R&D expenses.

R&D expenditures increased by $31.8 million in the nine months ended October 2, 2016 compared to the same prior-year period. The increase was mainly attributable to $19.4 million of expenses due to the IoT acquisition, primarily comprised of $11.5 million of increase in labor costs due to increased headcount and increase of $7.9 million in expensed assets. Increase of $9.0 million in other R&D expenses, increase of $2.2 million in outside services and increase of $5.1 million on stock-compensation expense. The above increases were partially offset by a $4.3 million of decrease in employee compensation expense due to a change in bonus structure.
Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In thousands)
SG&A expenses	$84,209	$76,159	$240,544	$238,459
As a percentage of revenues	16.1%	16.4%	17.3%	20.6%

SG&A expenses increased by $8.1 million in the three months ended October 2, 2016 compared to the same prior-year period. The increase was primarily attributable to $12.9 million of acquisition expenses related to the IoT business acquisition, $2.4 million increase in labor costs due to additional headcount, $2.7 million of increase in employee deferred compensation expense primarily due to increase in the value of the assets held under the employee deferred compensation plan, offset by $6.0 million decrease in other SG&A expenses and a $3.6 million decrease in stock based compensation expense.
SG&A expenses increased by $2.1 million in the nine months ended October 2, 2016 compared to the same prior-year period. The increase was mainly due to $12.9 million of acquisition expenses related to the IoT business acquisition, $6.1 million increase in building, supplies, repairs, other overhead expenses and professional services costs, $5.7 million increase in labor costs due to additional headcount, $2.2 million of increase in employee deferred compensation expense primarily due to increase in the value of the assets held under the employee deferred compensation plan, $5.0 million of executive severance costs, offset by $15.6 million decrease in acquisition, integration expenses related to the Merger with Spansion, a $3.7 million decrease in other SG&A expenses and a $8.5 million decrease in stock based compensation expense.
Amortization of acquisition-related intangible assets
Amortization expense increased by $24.0 million in the three months ended October 2, 2016 compared to the same period in the prior year mainly due to amortization related to capitalized in-process research and development projects as well as intangibles acquired as part of the IoT business acquisition.
Amortization expense increased by $48.5 million in the nine months ended October 2, 2016 compared to the same period in the prior year.  The increase was mainly due to the amortization on the intangibles acquired in connection with the Spansion Merger, IoT business acquisition as well as capitalization of certain in-process research and development projects.
Impairment of acquisition-related intangible assets

In the nine months ended October 2, 2016, we recognized approximately $33.9 million of impairment charge related to two IPR&D projects that were cancelled due to certain changes in our long-term product portfolio strategy during fiscal 2016.

Gain related to investment in Deca Technologies Inc.
On July 29, 2016, Deca Technologies Inc. ("Deca"), our majority owned subsidiary entered into a share purchase agreement (the "Purchase Agreement"), whereby certain third-party investors purchased 41.1% of the shares outstanding at the said date for an aggregate consideration of approximately $111.4 million. Concurrently, Deca repurchased certain of its preferred shares from us.
After giving effect to the above transactions, our ownership in Deca reduced to 52.2% as at July 29, 2016. As a consequence of the substantive rights afforded to third party new investors in the purchase agreement, including, among other things, participation on the Board of directors of Deca, approval of operating plans, approval of indebtedness etc., we determined that we no longer have the power to direct the activities of Deca that most significantly impacts Deca's economic performance. However, as we continue to have significant influence over Deca's financial and operating policies, effective July 29, 2016, the investment in Deca is being accounted for as an equity method investment and is no longer a consolidated subsidiary. The carrying value of this equity method investment was determined based on the fair value of the equity in Deca, which the Company calculated to be $142.5 million. This represents our remaining investment in Deca immediately following the investments by third-party investors. As a result of the change in the method of accounting for our investment in Deca from consolidation to the equity method of accounting, the net carrying value of the assets and liabilities related to Deca, and the adjustments related to the recognition of the initial fair value of the equity method investment resulted in a gain of $112.8 million which has been reflected as "Gain related to investment in Deca Technologies Inc." in the Condensed Consolidated Statements of Operations.

Impairment related to assets held for sale
In the third quarter of fiscal 2016, we committed to a plan to sell our wafer manufacturing facility located in Bloomington, Minnesota, as well as a building in Austin, Texas. Sale of both these assets is expected to be completed in the next 12 months. We recorded an impairment of $35.3 million during the third quarter of fiscal 2016, to reflect the estimated fair value, net of cost to sell these assets.
Goodwill impairment charge
Our results for the nine months ended October 2, 2016 included a goodwill impairment charge of $488.5 million related to our PSD reporting unit. The goodwill impairment charge resulted from a combination of factors including, (a) decreases in our forecasted operating results when compared with the expectations of the PSD reporting unit at the time of the Merger, primarily in consumer markets as the Company has subsequently increased its focus on the automotive and industrial end markets, (b) evaluation of business priorities due to recent changes in management, and (c) certain market conditions necessitated a quantitative impairment analysis for the carrying value of the goodwill related to PSD.
Restructuring
Spansion Integration-Related Restructuring Plan
In March 2015, we began the implementation of planned cost reduction and restructuring activities in connection with the Merger. The restructuring charges of $8.0 million and $8.9 million recorded for the three and nine months ended October 2, 2016, respectively, primarily consisted of severance costs. The lease termination restructuring costs recorded in the nine months ended September 27, 2015 included $17.9 million related to the buildings Spansion had leased prior to the Merger, which we decided not to occupy in the post-Merger period.  The initial term of these leases commenced on January 1, 2015 and will expire on December 31, 2026.
The following table summarizes the restructuring charges recorded in our Condensed Consolidated Statements of Operations for the periods presented pursuant to the Spansion Integration-Related Restructuring Plan:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(In thousands)
Personnel costs	$208	$3,073	$823	$57,999
Lease termination costs and other related charges	35	(149)	343	18,148
Impairment of property, plant and equipment	—	—	—	12,531
Total restructuring costs	$243	$2,924	$1,166	$88,678
As of October 2, 2016, we have realized approximately $175.8 million of synergy savings on an annualized basis from the restructuring actions taken. Upon completion of all of our actions, we anticipate our annualized synergy savings in fiscal year 2016 to be approximately $180 million. When complete, we estimate approximately 30% of the savings will impact cost of goods sold and the remaining 70% will impact operating expenses. There can be no assurance that we will achieve these anticipated savings.

2016 Restructuring Plan

In September 2016, the Company began implementation of a reduction in workforce ("2016 Plan") which is expected to result in elimination of approximately 450 positions worldwide across various functions. The personnel cost related to the 2016 Plan during the three months ended October 2, 2016 were $7.7 million. The Company estimates recording approximately $37.0 million of additional restructuring costs related to the 2016 Plan through the first quarter of fiscal 2017. The Company expects that the costs incurred under the 2016 Plan will be paid out in cash through the second quarter of fiscal 2017. Depending on the final outcome of the pending actions related to the remaining expense to be recorded and the cash payouts maybe materially different from our current estimates.

We anticipate that the remaining restructuring liability balance will be paid out in cash through the second quarter of fiscal 2017 for employee terminations and over the remaining lease term through 2026 for the excess lease obligation.

We plan to reinvest a substantial portion of the savings generated from the 2016 Restructuring Plan into certain business initiatives and opportunities. Consequently, the 2016 Restructuring Plan may not result in a material reduction in our future operating expenses.
Income Taxes
Our income tax expense was $3.3 million and $2.3 million for the three months ended October 2, 2016 and September 27, 2015, respectively.  The income tax expense for the three months ended October 2, 2016 and September 27, 2015 was primarily due to non-U.S. income taxes on income earned in foreign jurisdictions. Our income tax expense was $1.8 million and $1.2 million for the nine months ended October 2, 2016 and September 27, 2015, respectively. The income tax expense for the nine months ended October 2, 2016 was primarily attributable to income taxes associated with our non-US operations, primarily offset by release of previously accrued taxes related to the lapsing of statutes of limitation. The income tax expense for the nine months ended September 27, 2015 was primarily a result of non-U.S. income taxes on income earned in foreign jurisdictions, which were more than offset by the tax impact of accounting for certain acquired assets and liabilities as a result of the Merger resulting in $5.3 million of the Company’s valuation allowance being released.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes information regarding our cash and cash equivalents and short-term investments and working capital:

	As of
	October 2, 2016	January 3, 2016
	(In thousands)
Cash and cash equivalents	$86,656	$226,690
Short-term investments	990	871
Total cash, cash equivalents and short-term investments	$87,646	$227,561
Total current assets	$849,840	$850,772
Total current liabilities	636,089	528,396
Working capital	$213,751	$322,376

Key Components of Cash Flows

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(In thousands)
Net cash provided by (used in) operating activities	$127,633	$(33,293)
Net cash used in investing activities	$(594,431)	$(54,737)
Net cash provided by financing activities	$326,764	$178,053
Operating Activities
Net cash provided by operating activities of $127.6 million during the nine months ended October 2, 2016 was primarily due to a net loss of $614.6 million offset by net non-cash items of $745.0 million and $2.8 million decrease in cash due to changes in operating assets and liabilities .  The non-cash items a primarily consisted of
◦depreciation and amortization of $197.0 million,
◦stock based compensation expense of $69.7 million,
◦restructuring costs and other of $9.4 million,

◦	accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt of $8.1 million,

◦	Share in net loss of equity method investees of $8.9 million
◦goodwill impairment charge of $488.5 million,
◦gain related to investment in Deca Technologies Inc. of $112.8 million,
◦impairment charge related to assets held for sale of $35.3 million
◦impairment charge for acquisition-related intangibles of $33.9 million.
Decrease in net cash due to changes in operating assets and liabilities for the nine months ended October 2, 2016 of $2.8 million which was primarily due to the following:

◦
an increase in accounts receivable of $57.8 million due to increase in revenue during the nine months ended October 2, 2016.  The days sales outstanding for the nine months ended October 2, 2016 and January 3, 2016 were 61 days;

◦
a decrease in inventories of $5.9 million as part of our lean inventory initiative pursuant to which we are running our manufacturing facilities below demand levels to burn through excess inventory from the Spansion Merger;

◦	an increase in other current and long-term assets of $28.2 million, primarily due to timing of payments for certain licenses;

◦	an increase in accounts payable, accrued and other liabilities of $67.3 million due to timing of payments; and

◦	a decrease in deferred income of $58.7 million due to the transition of additional product families to the sell-in basis of revenue recognition.
Investing Activities

During the nine months ended October 2, 2016, we used approximately $594.4 million of cash in our investing activities primarily due to $550.0 million for acquisition of the IoT business, $45.5 million of cash used for property and equipment expenditures relating to purchases of certain tooling, laboratory and manufacturing facility equipment and $100.7 million cash paid for certain investments, of which $20.5 million related to our investment in Enovix Corporation (“Enovix”). Such decreases were offset by sale and maturities of investments of $85.9 million.
Financing Activities
During the nine months ended October 2, 2016, we generated approximately $326.8 million of cash in our financing activities primarily related to our net borrowings on the 4.50% Senior Convertible Notes of $286.0 million, $450 million borrowing on our Term Loan B and proceeds of $43.5 million from employee equity awards. Such borrowings were primarily offset by the repurchase of stock in the amount of $175.7 million, net repayments of $122.0 million on the revolving credit facility, $106.1 million dividend payments, purchase of capped call for the 4.50% Senior Exchangeable Notes of $8.2 million and repayments of capital leases and Term Loan A of $13.5 million.
Liquidity and Contractual Obligations
Contractual Obligations
The following table summarizes our contractual obligations as of October 2, 2016:

	Total	2016	2017 and 2018	2019 and 2020	After 2020
	(In thousands)
Purchase obligations (1)	$297,673	$41,376	$151,753	$94,237	$10,307
Equipment loan	342	342	—	—	—
Operating lease commitments (2)	76,224	4,989	31,085	14,843	25,307
Capital lease commitments	40	40	—	—	—
2.00% Senior Exchangeable Notes	149,990	—	—	149,990	—
4.50% Senior Exchangeable Notes	287,500	—	—	—	287,500
Term Loan A	96,250	1,250	15,000	80,000	—
Term Loan B	450,000	5,625	45,000	59,175	340,200
Interest payment on debt	255,275	11,000	116,553	97,343	30,379
Senior Secured Revolving Credit Facility	327,000	—	—	327,000
Total contractual obligations	$1,940,294	$64,622	$359,391	$822,588	$693,693

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

As of October 2, 2016, our unrecognized tax benefits were $26.7 million, which were classified as long-term liabilities. We believe it is possible that we may recognize up to approximately $3.6 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.
Equity Investment Commitments
We have committed to purchase additional preferred stock from Enovix. During the three and nine months ended October 2, 2016, we purchased an additional $6.0 million and $18.0 million, respectively,  of preferred stock which was recorded as part of our investments in non-marketable securities. Subject to the attainment of certain milestones, we may purchase additional preferred stock of this company.

Capital Resources and Financial Condition
Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities, payments of regularly scheduled cash dividends, the repayment of debt, and the purchase of our stock through our stock buyback program. As of October 2, 2016, in addition to $86.7 million in cash and cash equivalents, we had $1.0 million invested in short-term investments for a total cash, cash equivalents and short-term investment balance of $87.6 million.  As of October 2, 2016, approximately 36.9% of our cash, cash equivalents and available-for-sale investments were held in offshore funds. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated, may be subject to tax and other transfer restrictions.
On July 5, 2016 we entered into a Joinder and Amendment Agreement with the guarantor’s party thereto for an incremental term loan in an aggregate principal amount of $450.0 million. The incurrence of the Incremental Term Loan is permitted as an incremental loan under the Credit Agreement and is subject to the terms of the Credit Agreement and to additional terms set forth in the Joinder and Amendment Agreement. The proceeds of the Incremental Term Loan were used to finance a portion of the purchase price for the Company’s acquisition of certain assets related to the IoT business, and to pay fees and expenses incurred in connection with the acquisition. The contractual obligations table above does not include the commitments related to the said incremental term loan.
We believe that the liquidity provided by existing cash, cash equivalents and available-for-sale investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. In addition, we may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives (including the acquisition of other companies) and provide us with additional flexibility to take advantage of other business opportunities that arise. As of October 2, 2016, we were in compliance with all of the financial covenants under the Credit Facility.
Non-GAAP Financial Measures
To supplement our consolidated financial results presented in accordance with GAAP, we use certain non-GAAP financial measures which are adjusted from the most directly comparable GAAP financial measures, and have been presented in our Current Report on Form 8-K furnished with the SEC on October 27, 2016. For clarity, the information in such Current Report and accompanying Exhibit, is not incorporated by reference in this Quarterly Report on From 10-Q.
CRITICAL POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the data used to prepare them. Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and we are required to make estimates, judgments and assumptions in the course of such preparation. Note 1 of the Notes to Condensed Consolidated Financial Statements under Part I Item 1 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, we re-evaluate our judgments and estimates including those related to revenue recognition, allowances for doubtful accounts receivable, inventory valuation, valuation of long-lived assets, goodwill and financial instruments, stock-based compensation, settlement costs, and income taxes. We base our estimates and judgments on historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks

Our investment portfolio consists of a variety of financial instruments that expose us to interest rate risk, including, but not limited to, money market funds, certificate of deposit and corporate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in stockholders’ equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate increase in interest rates would have a material effect on the fair market value of our portfolio.
Our debt obligations consists of a variety of financial instruments that expose us to interest rate risk, including, but not limited to Revolving Credit Facility, Term Loans and Convertible Notes. Interest on the Notes is fixed and interest on our Term Loans are at variable rate. The interest rate on each of these instruments is tied to short term interest rate benchmarks including the Prime Rate and LIBOR. For example, a one hundred basis point change in the contractual interest rates would change our interest expense for the Term Loans by approximately $5.3 million annually.
We would not expect our long term operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates since this debt may be refinanced with alternative sources of liquidity, such as convertible debt.
Foreign Currency Exchange Risk
We operate and sell products in various global markets and purchase capital equipment using foreign currencies but predominantly the U.S. dollar. We are exposed to certain risks associated with changes in foreign currency exchange rates in Japanese yen and other foreign currencies and are exposed to foreign currency exchange rate fluctuations.
For example,

•	sales of our products to Fujitsu are denominated in U.S. dollars, Japanese yen and Euros;

•	some of our manufacturing costs are denominated in Japanese yen, and other foreign currencies such as the Thai baht and Malaysian ringgit;

•	some of our operating expenses are denominated in Japanese yen and other foreign currencies and

•	some fixed asset purchases and sales are denominated in other foreign currencies.
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
We analyzed our foreign currency exposure, including our hedging strategies, to identify assets and liabilities denominated in other currencies. For those assets and liabilities, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. We have determined that there would be an immaterial effect on our results of operations from such a shift. Please see Note 14 of the Notes to Condensed Consolidated Financial Statements for details on the contracts.

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
Changes in Internal Control over Financial Reporting
During the nine months ended October 2, 2016, the Company expanded the scope of its internal controls over financial reporting to include the former operations of Spansion and its subsidiaries.  There were no other changes in our internal control over financial reporting that occurred during the three-month period ended October 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information required by this item is included in Note 13 of Notes to Condensed Consolidated Financial Statements under Item 1, Part 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, including the following risk factors, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2016, which could materially affect our business, financial condition or future results.  Unless they change in a material way, risk factors in the 10-K are not repeated here, but are incorporated by reference from the 10-K.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.
The trading price of our common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, and each of which could adversely affect our stockholders’ value.
The trading price of our common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, including, but not limited to:

•	Revenue fluctuations due to unexpected shifts in customer orders;

•	Announcements about our earnings or the earnings of our competitors that are not in line with analyst expectations;

•	Our ability to achieve the planned synergies related to our 2015 merger with Spansion;

•	The impact on our business and financial results of our July 2016 acquisition of the Internet of Things (“IoT”) business of Broadcom Corporation (“Broadcom”);

•	Credit conditions and our ability to refinance our existing debt at commercially reasonable terms, which may limit the Company’s working capital;

•
Quarterly variations in our results of operations or those of our competitors, including but not limited to fluctuations due to significant non-cash charges such as the $488.5 million goodwill impairment charge we recorded in the second quarter of 2016;

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, design wins, commercial relationships or capital commitments;

•	The perceptions of general market conditions in the semiconductor industry and global market conditions;

•	Our ability to develop and market new and enhanced products on a timely basis;

•	Any major change in our board or senior management;

•	Our ability to execute on our restructuring initiatives and shift our focus to high-growth businesses;

•	Changes in governmental regulations or in the status of our regulatory compliance that impact our business;

•	Recommendations by securities analysts or changes in earnings estimates concerning us or our customers or competitors;

•	The volume of short sales, hedging and other derivative transactions on shares of our common stock;

•	Economic conditions and growth expectations in the markets we serve;

•	Changes in our policy regarding dividends or our ability to declare a dividend; and

•	Our ability to execute our lean inventory initiative to reduce excess inventory, which could lead to a disruption in the supply of our products and adversely affect our business.
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
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We test goodwill for impairment annually, and more frequently when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the second quarter of 2016, we conducted impairment testing on the goodwill in our Programmable Systems Division reporting unit, which we acquired in the Spansion merger, and recorded an impairment charge of $488.5 million. In addition, our other long-lived assets which include intangibles and property, plant and equipment are evaluated for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable. Either of these situations may occur for various reasons, including changes in actual or expected income or cash flow. We continue to evaluate current conditions to assess whether any impairment exists. Additional impairments could occur in the future if any of the following occur: market or interest rate environments deteriorate, significant adverse changes in business climate, unanticipated competition, loss of key customers, changes in technology, expected future cash flows of our reporting units decline, or reporting unit carrying values change materially compared with changes in respective fair values.
We face significant risks in connection with our acquisition of the IoT business of Broadcom that could impact our future growth and profitability.
On July 5, 2016, we completed our acquisition of the IoT business of Broadcom. For additional information, see Note 2 of the Notes to Condensed Consolidated Financial Statements. The success of the transaction will depend on a number of factors, including but not limited to our ability to successfully integrate the assets of the IoT business (including employees) into our Data Communications Division operations; our ability to achieve the anticipated strategic benefits of the acquisition; and our ability to keep transaction costs within an anticipated range. The addition of Broadcom’s IoT assets may not improve our ability to address the IoT market as much or as quickly as we anticipate. We have incurred significant costs associated with transaction fees, professional services and other costs related to the acquisition and we will continue to incur additional costs in connection with the integration of the business. If these costs exceed our expectations, it could have a material adverse impact on our operating results. Furthermore, we incurred substantial indebtedness to pay for the acquisition. For additional information, see the risk factor entitled “We utilize debt financing and such indebtedness could adversely affect our business, financial condition, results of operations and earnings per share. We may be unable to meet our payment obligations.”
We utilize debt financing and such indebtedness could adversely affect our business, financial condition, results of operations and earnings per share.  We may be unable to meet our payment obligations.
We incur indebtedness to finance our operations and we have substantial amounts of outstanding indebtedness and debt service requirements. Our credit facility contains customary affirmative, negative and financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. Our ability to meet our payment and other obligations and covenants under our indebtedness depends on our ability to generate significant cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing (or any amended) credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations under any indebtedness we may incur from time to time. If we are not able to generate sufficient cash flow to service our debt obligations or meet required debt covenants, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. There is no assurance that we will be able to implement any of these alternatives on commercially reasonable terms, if at all. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under any indebtedness we owe. In addition, an inability to meet our payment obligations under any indebtedness may trigger a default, and possible acceleration of payment terms, under the applicable debt financing agreements.
Furthermore, the interest rate on certain of these instruments is tied to short term interest rate benchmarks including the Prime Rate and LIBOR.  Interest rates have remained at historically low levels for a prolonged period of time and we expect interest rates to rise in the future. If the rate of interest we pay on our borrowings increases it would increase our debt-related expenditures.  There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing (or any amended) credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations (including any increased interest payment obligations) under any indebtedness we may incur from time to time

As of October 2, 2016, our outstanding debt included $327.0 million related to our Senior Secured Revolving Credit Facility, $150.0 million of 2.00% Senior Exchange Notes assumed from Spansion, $96.3 million Term Loan A, $450.0 million Term Loan B, $287.5 million of 4.50% Exchangeable Senior Notes, and $0.3 million of equipment loans. See Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our debt obligation.

We cannot be assured that our restructuring initiatives will be successful.

From time to time, we have implemented restructuring plans to reduce our operating costs and/or shift our expenditures to different areas of our business.  However, if we have not sufficiently reduced operating expenses or if revenues are below our expectations, we may be required to engage in additional restructuring activities, which could result in additional restructuring charges. These restructuring charges could harm our results of operations. Further, our restructuring plans could result in potential adverse effects on employee capabilities, on our ability to achieve design wins, and our ability to maintain and enhance our customer base.  Such events could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.  In addition, we may be unsuccessful in our efforts, under the 2016 Restructuring Plan adopted by the Company on September 27, 2016, to realign our organizational structure and shift our investments and focus to our high-growth businesses.

Our ability to operate our business could be seriously harmed if we lose members of our senior management team or other key employees or we are not able to attract, integrate and retain qualified new personnel.
Our business is dependent on the efforts and abilities of our senior management and other key personnel. A lack of management continuity could impact our results of operations and stock price and may make recruiting for future management positions more difficult. In addition, changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. The loss of any of our key officers or other employees, or our inability to attract, integrate and retain qualified employees, could require us to dedicate significant financial and other resources to such personnel matters, disrupt our operations and seriously harm our operations and business.
We may dispose of certain businesses, product lines or assets, which could adversely affect our results of operations.
From time to time, we may divest certain businesses, product lines or assets, both acquired or otherwise, that are no longer strategically important, or we may exit minority investments, which could materially affect our cash flows and results of operations. If we decide to divest a business, product line or assets, we may encounter difficulty in finding or completing such divestiture opportunity (or alternative exit strategy) on acceptable terms or in a timely manner. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to the business, product line or assets that we want to dispose of, or we may dispose of the business, product line or assets at a price or on terms that are less favorable than we had anticipated. Even following a divestiture, we may be contractually obligated with respect to certain continuing obligations to customers, vendors, landlords or other third parties. We may also have continuing obligations for pre-existing liabilities related to the divested assets or businesses. Such obligations may have a material adverse impact on our results of operations and financial condition. Any such dispositions could also result in disruption to other parts of our business, potential loss of employees or customers, potential loss of revenue, negative impact on our margins, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. We may also incur significant costs associated with exit or disposal activities, related impairment charges, or both.

Industry consolidation may lead to increased competition and may harm our operating results.

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Industry consolidation may result in stronger companies that are better able to compete with the Company. This could have a material adverse effect on our business, operating results, and financial condition

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities
On October 20, 2015, we entered into a new $450 million stock buyback program.  Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for further details.

The table below sets forth the information with respect to repurchases of common stock made in the third quarter of fiscal 2016 under the $450 million stock buyback program.

	Total number of shares purchased	Average price paid per share	Total shares purchased as part of the publicly announced programs	Total dollar value of shares that may yet be purchased under this program (In thousands)
Remaining balance available for purchases at the beginning of the period				$210,930
Withholding of common shares for tax obligations on vested restricted shares
July 2016	835	$11.17	835	$9
August 2016	221	$11.32	221	$3
September 2016	228	$11.99	228	$3
Total repurchases during Q3 2016	1,284	$11.34	1,284	$210,915

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Form	Filing Date	File No.	Filed
Number					Herewith

10.1
Joinder and Amendment Agreement, dated as of July 5, 2016, by and among Cypress Semiconductor Corporation, the guarantors party thereto, the incremental term loan lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent.
		8-K	7/5/2016	001-10079

10.2+	Employment Offer Letter, by and between Cypress Semiconductor Corporation and Hassane El-Khoury, dated August 10, 2016.	8-K	8/12/2016	001-10079

10.3+	Employment Offer Letter, by and between Cypress Semiconductor Corporation and H. Raymond Bingham, dated August 10, 2016.	8-K	8/12/2016	001-10079

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

+	Identifies a management contract or compensatory plan or arrangement.

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: November 14, 2016	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit	Description	Form	Filing Date	File No.	Filed
Number					Herewith

10.1
Joinder and Amendment Agreement, dated as of July 5, 2016, by and among Cypress Semiconductor Corporation, the guarantors party thereto, the incremental term loan lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent.
		8-K	7/5/2016	001-10079

10.2+	Employment Offer Letter, by and between Cypress Semiconductor Corporation and Hassane El-Khoury, dated August 10, 2016.	8-K	8/12/2016	001-10079

10.3+	Employment Offer Letter, by and between Cypress Semiconductor Corporation and H. Raymond Bingham, dated August 10, 2016.	8-K	8/12/2016	001-10079

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

+	Identifies a management contract or compensatory plan or arrangement.

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