Form 10-K
period 2017-01-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2017-03-01
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K
__________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2017
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to             .
Commission file number: 1-10079
__________________________________________
CYPRESS SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________

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
None
__________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 3, 2016 as reported on the NASDAQ Global Select Market, was approximately $3.4 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 23, 2017, 327,893,924 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be filed pursuant to Regulation 14A for the year ended January 1, 2017 are incorporated by reference in Items 10 - 14 of Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
The discussion in this Annual Report on Form 10-K contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to: our pursuit of long-term growth initiatives, including our Cypress 3.0 strategy; expected improvements in margin and our ability to successfully execute on our margin improvement plan; our manufacturing strategy; the anticipated impact of our acquisitions, dispositions and restructuring activities, including our acquisition of the IoT business of Broadcom Ltd. in July 2016 and our integration with Spansion Inc. (“Spansion”) as a result of our 2015 merger with Spansion; our ability to execute on planned synergies related to the Spansion merger; anticipated growth opportunities in the automotive, IoT and industrial markets; our expectations regarding dividends and stock repurchases; our expectations regarding future technology transfers and other licensing arrangements; our efforts to license and/or monetize our intellectual property portfolio; our expectations regarding the timing and cost of our restructuring liabilities; our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; the competitive advantage we believe we have with our patents as well as our proprietary programmable technologies and programmable products; our plans for our products, pricing, and marketing efforts, including the potential impact on our customer base if we were to raise our prices; our backlog as an indicator of future performance; our ability to pay down our indebtedness and continue to meet the covenants set forth in our debt agreements; the risk associated with our yield investment agreements; our foreign currency exposure and the impact exchange rates could have on our operating margins; the adequacy of our cash and working capital positions; the value and liquidity of our investments, including auction rate securities and our other debt investments; our ability to recognize certain unrecognized tax benefits within the next twelve months as well as the resolution of agreements with various foreign tax authorities; our investment strategy; the impact of interest rate fluctuations on our investments; the volatility of our stock price; the impact of actions by stockholder activists, including any related litigation proceedings; the adequacy of our real estate properties; the utility of our non-GAAP reporting; the adequacy of our audits; the potential impact of our indemnification obligations; and the impact of new accounting standards on our financial statements and our ability to recognize revenue. We use words such as “may,” “will,” “should,” “plan,” “anticipate,” “believe,” “expect,” “future,” “intend,” “estimate,” “predict,” “potential,” “continue,” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. In addition, readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Annual Report on Form 10-K for any number of reasons, including, but not limited to: the state and future of the general economy and its impact on the markets and consumers we serve and our investments; our ability to execute on our Cypress 3.0 strategy and our margin improvement plan; our ability to effectively integrate our company with Spansion in a timely manner; our ability to effectively integrate the Broadcom IoT assets; our ability to attract and retain key personnel; our ability to timely deliver our proprietary and programmable technologies and products; the current credit conditions; our ability to retain and expand our customer base, which may be adversely affected if we were to raise our prices; our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; our success in our pending litigation matters; our ability to pay down our indebtedness and continue to meet the covenants set forth in our debt agreements; our ability to manage our investments and interest rate and exchange rate exposure; changes in the law; the results of our pending tax examinations; our ability to achieve liquidity in our investments; the failure or success of our internal startups; and/or the materialization of one or more of the risks set forth above or under Part I, Item 1A (Risk Factors) in this Annual Report on Form 10-K.

PART I
ITEM 1.
General

Cypress manufactures advanced embedded system solutions for automotive, industrial, home automation and appliances, consumer electronics and medical products. Cypress's programmable systems-on-chip, general-purpose microcontrollers, analog ICs, wireless and USB-C based connectivity solutions and memories help engineers design differentiated products. Cypress is committed to providing customers with support and engineering resources enabling innovators and out-of-the-box thinkers to disrupt markets and create new product categories in record time.
Cypress was incorporated in California in December 1982. Our stock is listed on the Nasdaq Global Select Market under the ticker symbol “CY”.
Our corporate headquarters are located at 198 Champion Court, San Jose, California 95134, and our main telephone number is (408) 943-2600. We maintain a website at www.cypress.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.
Our fiscal 2016 ended on January 1, 2017, fiscal 2015 ended on January 3, 2016, and fiscal 2014 ended on December 28, 2014.
Acquisitions & Divestitures
In March 2015, we completed a merger (“Merger”) with Spansion Inc. ("Spansion") for a total consideration of approximately $2.8 billion. Spansion was a leading designer, manufacturer and developer of embedded systems semiconductors with flash memory, microcontrollers, analog and mixed-signal products.
In August 2015, we completed the sale of the TrueTouch® mobile touchscreen business to Parade Technologies (“Parade”) for total cash proceeds of $98.6 million. Post-sale, we continued to provide TrueTouch® solutions to our automotive, industrial and home appliance customers.
In July 2016, we completed the acquisition of the Wireless Internet of Things ("IoT") business and related assets of Broadcom Limited in an all-cash transaction valued at $550 million. Cypress now offers state-of-the-art Wi-Fi®, Bluetooth® and ZigBee® connectivity product lines, along with supporting intellectual property and the WICED™ brand Software Development Kit (SDK), developer ecosystem and community. These technologies, combined with our Microcontroller ("MCU") analog and memory products, provide customers with solutions for connected embedded systems in our key automotive and industrial markets.
Business Strategy

Our primary focus is profitable growth in our key markets. We plan to capitalize on our product portfolio to extend our penetration of global markets such as automotive, industrial, IoT, communications, consumer, and computation markets. Our revenue model is based on the following product and market strategies: (a) growing revenue from our programmable solutions and derivatives including PSoC programmable system-on-chip and general microcontrollers in the automotive and industrial markets, (b) increasing our connectivity revenue through the introduction of new products such as Wi-Fi, Bluetooth®, Bluetooth Low Energy and ZigBee® solutions for the IoT and other applications, USB-C and USB Power Delivery solutions and SuperSpeed USB 3.0 peripheral controllers and (c) increasing profitability in our memory products by leveraging our market position and expanding our portfolio with new and complementary products. We monitor our operating expenses closely to improve our operating leverage as driven by various company-wide initiatives.

During the third quarter of fiscal 2016 under the leadership of our new CEO, we have launched various long term strategic corporate transformation initiatives, collectively being referred to as Cypress 3.0 initiatives, that intend to increase our focus on becoming a solution driven company, increase ease of doing business, redeploy personnel and resources to target markets segments that are expected to grow faster than the industry and streamline our internal processes.
In order to achieve our goals on revenue growth and profitability, Cypress will continue to pursue the following strategies:

•
Focus on markets growing faster than the overall semiconductor industry. We will continue to pursue business opportunities in fast-growing market segments, particularly in the automotive, industrial and IoT markets.

•
Improve gross margins. Cypress has appointed an executive vice president to directly manage our plan to improve gross margins, which includes reducing our excess inventory, transferring manufacturing to improve utilization at our Fab 25 in Austin, Texas, and our strategy to build up our solutions portfolio targeted at segments in the automotive, industrial and IoT markets that are growing faster than the overall semiconductor industry.

•
Drive profitability. Cypress has implemented and maintained a tight, corporate wide focus on gross margin and operating expenses. We are committed to maintaining our current strong operating expense management without compromising our new product development.

•
Collaborate with customers to build system-level solutions. We work closely with our customers from initial product design through manufacturing and delivery to optimize their design efforts, help them achieve product differentiation, improve their time-to-market and help them to develop whole product solutions.

•
Drive programmable technologies, extend our leadership in programmable products and drive PSoC and microcontroller proliferation. We will continue to define, design and develop new programmable products and solutions that offer our customers increased flexibility, efficiency and higher performance. We will continue to drive PSoC and microcontroller adoption in our key market segments.

•
Cross-sell products from Cypress’s expanded product portfolio in the wake of the Spansion merger and Broadcom IoT acquisition as embedded systems solutions. We will continue to take advantage of product and business synergies and grow our top-line revenue.

•
Identify and exit legacy or non-strategic, underperforming businesses. We will continue to monitor and, if necessary, to exit certain business units that are inconsistent with our future initiatives and long-term financial plans so that we can focus our resources and efforts on our core programmable and proprietary business model.

•
Pursue complementary strategic relationships. We will continue to assess opportunities to develop strategic relationships through acquisitions, investments, licensing and joint development projects. We will also continue to make investments in current as well as new ventures.

•
Leverage flexible manufacturing. Our manufacturing strategy combines capacity from leading foundries with output from our internal manufacturing facility. This enables us to meet rapid swings in customer demand while reducing the burden of high fixed costs.

As we continue to implement our strategies, there are many internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed under Item 1A Risk Factors.
Business Segments
During the fourth quarter of fiscal 2016, we restructured our organization to include the following business segments to streamline our operations and improve our go-to-market strategy:

Business Segments	Description

Microcontroller and Connectivity Division ("MCD")
MCD focuses on high-performance microcontroller (MCU), analog and wireless and wired connectivity solutions. The portfolio includes Traveo™ automotive MCUs, PSoC® programmable system-on-chip MCUs, ARM® Cortex®-M4, -M3, -M0+ MCUs and R4 CPUs, analog PMIC Power Management ICs, CapSense® capacitive-sensing controllers, TrueTouch® touchscreen and fingerprint reader products, Wi-Fi®, Bluetooth®, Bluetooth Low Energy and ZigBee® radios and WICED® development platform for the Internet of Things (“IoT”), and USB controllers, including solutions for the USB-C and USB Power Delivery (PD) standards. MCD includes wireless IoT connectivity solutions acquired from Broadcom effective July 5, 2016. This division also includes our intellectual property (IP) foundry business. The historical results of MCD include our subsidiary Deca Technologies, Inc.

Memory Products Division ("MPD")
MPD focuses on high-performance parallel and serial NOR flash memories, NAND flash memories, static random access memory (SRAM), F-RAM™ ferroelectric memory devices and other specialty memories. This division also includes our subsidiary AgigA, Tech Inc.

For additional information on our segments, see Note 21 of the Notes to the Consolidated Financial Statements under Item 8.
Product Overview

The following table summarizes the markets and certain applications related to our products in the MCD segment:

Products	Markets	Applications
Traveo™ MCUs and Flexible MCUs	Automotive, industrial, IoT, consumer, computation, white goods, communication
Automotive instrument clusters, body electronics, power management, driver information systems, factory automation, machine-to-machine systems, building management systems, smart meters, printers and many other applications.

PSoC® 1, PSoC 3, PSoC 4 and PSoC 5LP	Automotive, industrial, IoT, white goods, consumer, handsets, medical, communications
IoT applications, industrial and automotive control applications, digital still and video cameras, home appliances, handheld devices and accessories, notebook computers, LCD monitors, medical devices, mice, keyboards, toys, white goods and many other applications.

CapSense®	Automotive, industrial, IoT, white goods, consumer, handsets, medical, computation, communication	Home appliances, handheld devices, wearables, automotive control pads/ media centers, digital cameras, toys, consumer products, notebook computers and PCs, and many other applications.
TrueTouch®	Automotive, industrial	Automotive infotainment systems, and factory automation.
Analog PMICs and energy harvesting solutions	Automotive, industrial, IoT, consumer	Instrument cluster systems, Advanced Driver Assistance Systems (ADAS), body control modules, factory automation, IoT beacons, wireless sensor nodes and many other applications.
Wi-Fi®, Bluetooth®, Bluetooth Low Energy and ZigBee®	IoT, automotive, industrial, consumer, white goods, PC peripherals
IoT applications, wearables, smart home appliances, industrial automation equipment, connected cars, mice, appliances, keyboards, wireless headsets, consumer electronics, gamepads, remote controls, toys, presenter tools and many other applications.

USB controllers	Industrial, handset, PC and peripherals, consumer electronics
Printers, cameras, machine vision and other industrial equipment, mice, keyboards, handheld devices, gamepads and joysticks, VoIP phones, headsets, presenter tools, dongles, point of sale devices and bar code scanners.

EZ-PD™ controllers for USB-C with Power Delivery	PC and peripherals, mobile devices, consumer electronics, IoT	PCs and peripherals smartphones, USB-C power adapters, USB-C adapter cables, monitors, docking stations and many other applications.

The following table summarizes the markets and applications related to our products in the MPD segment:

Products	Markets	Applications

NOR Flash and HyperFlash™	Automotive, industrial, IoT, consumer
Automotive advanced driver assistance systems (ADAS), automotive instrument cluster, automotive infotainment systems, networking routers and switches, high-definition televisions and set-top boxes, digital SLR cameras, toys, wearables and many other applications.

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

Asynchronous SRAMs	Consumer, networking, industrial	Consumer electronics, switches and routers, test equipment, automotive and industrial electronics.

Synchronous SRAMs	Telecommunications, networking	Enterprise routers and switches, wireless base stations, high bandwidth applications and industrial and defense electronics.

nvSRAMs	Networking, industrial	Point of sale terminals, set-top boxes, copiers, industrial automation, printers, single- board computers Redundant array of independent disk (RAID) servers, and gaming.

F-RAMs	Automotive, medical	Smart meters, aerospace, medical systems, automotive, industrial controls, electronic point-of-sale terminals, printers and wireless (RFID) memory.

Specialty Memories and Clocks	Networking, telecommunication, video, data communications, computation
Medical and instrumentation, storage, wireless infrastructure, military communications, Video, data communications, telecommunications, and network switching/routing, set-top boxes, copiers, printers, HDTV, Industrial automation, printers, single-board computers, IP phones, image processors and base stations.

Manufacturing

Our core manufacturing strategy-“flexible manufacturing”-combines capacity from external foundries with output from our internal manufacturing facilities. This initiative allows us to meet rapid swings in customer demand while limiting Capital expenditure requirements and lessening the burden of high fixed costs, a capability that is particularly important with our rapidly evolving product portfolio.

As at end of fiscal 2016, we owned wafer manufacturing facilities in Austin, Texas and Bloomington, Minnesota. External wafer foundries, mainly in Asia, manufactured approximately 55% of our products and we expect that our wafer foundry partners will continue to increase their manufacturing as a percentage of total output.
We conduct assembly and test operations at our facilities in Cavite Philippines and Bangkok, Thailand. These facilities account for approximately 40% of the total assembly output and 51% of the total test output. Various subcontractors in Asia perform the balance of the assembly and test operations.

Our facilities in the Philippines and Thailand perform assembly and test operations, manufacturing volume products and packages where our ability to leverage manufacturing costs is high. The Philippines facility has ten integrated, automated manufacturing lines enabling complete assembly and test operations ("Autolines"). These autolines require fewer people to run and have shorter manufacturing cycle times than conventional assembly/test operations, which enable us to respond more rapidly to changes in demand.
We have a foundry partnership with HuaHong Grace Semiconductor Manufacturing Corporation (“Grace”), located in Shanghai, China. We purchase 0.35-micron Sonos, 0.13- micron SRAM and Logic and 0.09-micron SRAM process-based products from Grace. We have a foundry partnership with United Microelectronics Corporation (“UMC”), located in Taiwan.
We have agreements with Fujitsu Semiconductor Limited (“FSL”), XMC and SK Hynix Inc. (“SK Hynix”). Agreements with FSL include agreements for the supply of product wafer foundry services, sort services and assembly and test services relating to the microcontroller and analog businesses. These agreements are at competitive market rates and enable us to leverage FSL’s existing manufacturing capabilities and relationships with its partners spanning across various technologies, processes, geometries and wafer sizes in their wafer fabrication facilities and package solutions in their back-end manufacturing facilities, until such time that we can either move these internally to our fabrication and back-end facilities or find alternative solutions. For FSL, the fabrication facilities are all located in Japan, while the back-end facilities are in Japan and other Asian countries. The arrangement with XMC provides production support for advanced NOR technology products at 65nm, 45nm and development of 32 nanometers. The arrangement with SK Hynix provides for the development and supply of SLC NAND products at the 4x and 3x nodes.
Additionally, we have assembly and test service relationships with Advanced Semiconductor Engineering, Inc.(“ASE”) and foundry relationship with Semiconductor Manufacturing International Corporation (“SMIC”).
Research and Development
Our research and development efforts are focused on the development and design of new semiconductor products, as well as the continued development of advanced software platforms. Our goal is to increase efficiency in order to maintain our competitive advantage. Our research and development organization works closely with our manufacturing facilities, suppliers and customers to improve our semiconductor designs and lower our manufacturing costs. During fiscal 2016, 2015 and 2014, research and development expenses totaled $331.7 million, $281.4 million and $164.6 million, respectively.

Our research and development groups focus on new product creation and improvement of design methodologies. These groups conduct ongoing efforts to reduce design cycle time and increase first pass yield through structured re-use of intellectual property blocks from a controlled intellectual property library, development of computer-aided design tools and improved design business processes. Design and related software development work primarily occurs at design centers located in the United States, Europe, India, Japan and China.
Customers, Sales and Marketing
We sell our semiconductor products through several channels: sales through global domestically-based distributors; sales through international distributors and manufacturing representative firms; and sales by our sales force to direct original equipment manufacturers and their suppliers. Our marketing and sales efforts are organized around five regions.
Our marketing activities target customers, reference design houses and our potential partners; and include a combination of direct marketing activities such as trade shows, events and marketing. We augment our sales effort with field application engineers, specialists in our products, technologies and services who work with customers to design our products into their systems. Field application engineers also help us identify emerging markets and new products.
Outstanding accounts receivable from Fujitsu Electronics Inc., one of our distributors accounted for 24% of our consolidated accounts receivable as of January 1, 2017. Outstanding accounts receivable from two of our distributors accounted for 42% and 11%, respectively, of our consolidated accounts receivable as of January 3, 2016.
Revenue generated through Fujitsu Electronics Inc., one of our distributors, accounted for 23% of our consolidated revenues for fiscal 2016.
Revenue generated through Fujitsu Electronics Inc. and Avnet, Inc., two of our distributors, accounted for 25% and 10%, respectively, of our consolidated revenues for fiscal 2015.

Revenue generated through Avnet, Inc., Weikeng Industrial Co. Ltd and Future, Inc., three of our distributors, accounted for 13%, 10% and 10%, respectively, of our consolidated revenues for fiscal 2014.
Backlog
Our sales typically rely upon standard purchase orders for delivery of products with relatively short delivery lead times. Customer relationships are generally not subject to long-term contracts. However, we have entered into long-term supply agreements with certain customers. These long-term supply agreements generally do not contain minimum purchase commitments. Products to be delivered and the related delivery schedules under these long-term contracts are frequently revised to reflect changes in customer needs. Accordingly, our backlog at any particular date is not necessarily representative of actual sales for any succeeding period. We believe that our backlog is not a meaningful indicator of future revenues.
Competition
The semiconductor industry is intensely competitive and continually evolving. This intense competition results in a challenging operating environment for most companies in this industry. This environment is characterized by the potential erosion of sale prices over the life of each product, rapid technological change, limited product life cycles, greater brand recognition and strong domestic and foreign competition in many markets. Our ability to compete successfully depends on many factors, including:
•our success in developing new products and manufacturing technologies;
•delivery, performance, quality and price of our products;
•diversity of our products and timeliness of new product introductions;
•cost effectiveness of our design, development, manufacturing and marketing efforts;
•quality of our customer service, relationships and reputation;
•overall success with which our customers market their products and solutions that incorporate our products; and
•number and nature of our competitors and general economic conditions.

We face competition from domestic and foreign semiconductor manufacturers, many of which have advanced technological capabilities and have increased their participation in the markets in which we operate. We compete with a large number of companies primarily in the automotive, industrial, IoT, communications, consumer, computation, data communications and mobile markets. Companies that compete directly with our semiconductor businesses include, but are not limited to, Alcor Micro, Dialog Semiconductor, Everspin Technologies, Fujitsu, Genesys Logic, GigaDevice Semiconductor, GSI Technology, Infineon, Integrated Device Technology, Integrated Silicon Solution, Lattice Semiconductor (subject to a pending acquisition by Canyon Bridge), Macronix, Marvell, MediaTek, Microchip Technology (including the legacy Atmel business), Micron Technology, Nordic Semiconductor, NXP Semiconductors NV (subject to a pending acquisition by Qualcomm), Qualcomm, Realtek, Renesas, Richtek, Silicon Laboratories, ST Microelectronics, Texas Instruments, Toshiba, VIA Labs, and Winbond.
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

Intellectual Property
We have an active program to obtain patent and other intellectual property protection for our proprietary technologies, products and other inventions that are aligned with our strategic initiatives. We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position in the domestic and international markets we serve. As of the end of fiscal 2016, we had approximately 4,000 issued patents and approximately 1,200 additional patent applications on file domestically and internationally. In addition, in fiscal 2017 we are preparing to file up to 40 new patent applications in the United States and up to 60 foreign applications, predominantly in Europe and Asia. The average remaining life of our domestic patent portfolio is approximately 9 years.
In addition to factors such as innovation, technological expertise and experienced personnel, we believe that patents are increasingly important to remain competitive in our industry, defend our position in existing markets and to facilitate the entry of our proprietary products into new markets. As our technologies are deployed in new applications and we face new competitors, we will likely subject ourselves to new potential infringement claims and discover third party infringement of our intellectual property. Patent litigation, if and when instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. We are committed to vigorously defending and protecting our investment in our intellectual property. Therefore, the strength of our intellectual property program, including the breadth and depth of our portfolio, will be critical to our success in the new markets we intend to pursue.
We perform an analysis of our intellectual property portfolio on an on-going basis to ensure we are deriving the full value of our assets. Accordingly, we continue to evaluate certain unaligned patents as well as other monetization models for our patent portfolio. In August 2016, we entered into a series of agreements to divest a large number of older, legacy patents that were not relevant to our current business, including our focus on high-growth opportunities in the automotive, industrial and IoT markets. Based on the terms of the various agreements, the divestiture of these patents will reduce our operating expenses (associated with our patent portfolio) and may lead to future contingent revenue.
Employees
As of January 1, 2017, we had 6,546 employees. Geographically, 2,227 employees were located in the United States, 1,114 employees were located in the Philippines, 1,032 in Thailand, 580 in Japan, 272 employees were located in Malaysia, 540 employees were located in India and 781 employees were located in other countries. Of the total employees, 3,786 employees were associated with manufacturing, 1,195 employees were associated with selling, general and administrative functions and 1,565 employees were associated with research and development.
Approximately 324 employees in Japan are represented by a collective bargaining agreement. We have never experienced organized work stoppages.
Executive Officers of the Registrant as of January 1, 2017
Certain information regarding each of our executive officers is set forth below:

Name	Age	Position
Hassane El-Khoury	37	President, Chief Executive Officer and Director
Thad Trent	49	Executive Vice President, Finance and Administration and Chief Financial Officer
Dana C. Nazarian	50	Executive Vice President, Operations & Technology
H. Raymond Bingham	71	Executive Chairman

Hassane El-Khoury was named President, Chief Executive Officer and Director in August 2016. Previously, Mr. El-Khoury served as Executive Vice President, prior Programmable Systems Division now part of Microcontroller and Connectivity Division, from 2012 until his appointment as President and Chief Executive Officer. Prior to that, from 2010 to 2012, Mr. El-Khoury served as Senior Director of the Company’s Automotive Business Unit. Prior to joining the Company, from 1999 to 2007, Mr. El-Khoury served as Senior Design Engineer at Continental Automotive Designs, a German automotive manufacturing company specializing in tires, brake systems, interior electronics, automotive safety, powertrain and chassis components, tachographs, and other parts for the automotive and transportation industry. Mr. El-Khoury holds a Bachelor of

Science degree in Electrical Engineering from Lawrence Technological University and a Master of Sciences degree in Engineering Management from Oakland University.

Thad Trent has been the Chief Financial Officer and Executive Vice President of Finance & Administration since June 2014. Prior to his current position, Mr. Trent served as Cypress’s Vice President of Finance. Mr. Trent is a 23-year veteran of the technology industry. He held finance management roles at publicly traded companies Wind River Systems and Wyle Electronics, as well as two technology startups. Mr. Trent joined Cypress in 2005 and served as Vice President of Finance since 2010. Most recently, he has led the finance activities for business units, sales and marketing, and distribution groups, and he has supervised financial reporting, accounting, and planning and analysis.  Mr. Trent sits on the board of directors of Cypress’s internal subsidiaries. Mr. Trent earned his Bachelor of Science in Business Administration and Finance at San Diego State University.
Dana C. Nazarian was named Executive Vice President, Operations & Technology in August 2016. Prior to that, Mr. Nazarian served as Executive Vice President, Memory Products Division from February 2009 to August 2016. Mr. Nazarian started his career with Cypress in 1988. Prior to his current position, Mr. Nazarian held various management positions, which included oversight of significant operations in our former Round Rock, Texas facility and Vice President of our Synchronous SRAM business unit. Mr. Nazarian currently sits on the Board of Directors of Deca Technologies Inc. Mr. Nazarian graduated from Rensselaer Polytechnic Institute in 1988 with a bachelor’s degree in electrical engineering.

H. Raymond Bingham is the Executive Chairman of our Board of Directors. He was appointed to this role in August 2016.  Mr. Bingham previously served as the Chairman of our Board of Directors, and prior to that as the Chairman of the Board of Spansion Inc. from 2010 to 2015. In December 2016, Mr. Bingham formally joined Canyon Bridge Capital Partners, a global private equity investment firm, as a partner. In January 2016, Mr. Bingham joined Riverwood Capital Management, a private equity firm that invests in high growth technology companies, as an Advisory Director. Prior to joining Riverwood Capital, Mr. Bingham was an Advisory Director with General Atlantic LLC, a global private equity firm, from 2010 to 2015 and a Managing Director from 2006 to 2009, leading the firm’s Palo Alto office. From 1993 to 2005, Mr. Bingham served in executive management roles at Cadence Design Systems, Inc., the world’s leading electronic design automation ("EDA") software company. He served as a director of Cadence from 1997 to 2005, and was named Executive Chairman in 2004. Prior to being named Executive Chairman (at Cadence), he served as President and Chief Executive Officer of Cadence from 1999 to 2004 and as Executive Vice President and Chief Financial Officer from 1993 to 1999. Mr. Bingham serves on the board of directors of Oracle Corporation and as the Chairman of the board of Flextronics International Ltd. and of the board of TriNet Group, Inc. Mr. Bingham received a Masters of Business Administration degree from the Harvard Business School and a Bachelor of Science degree in Economics (with honors) from Weber State University.
Available Information
We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website at www.cypress.com , as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). By referring to our website, we do not incorporate such website or its contents into this Annual Report on Form 10-K.
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
We have significant customer sales both in the U.S. and internationally. We are also reliant upon U.S. and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions. If any of our manufacturing partners, customers, distributors or suppliers experience serious financial difficulties or cease operations, our business will be adversely affected. In addition, the adverse impact of an unfavorable economy on consumers, including high unemployment rates, may adversely impact consumer spending, which will adversely impact demand for products such as certain end products in which our products are embedded. In addition, prices of certain commodities, including oil, metals, grains and other food products, are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations and periodic delays in delivery. High or volatile commodity prices increase the cost of doing business and adversely affect consumers’ discretionary spending. As a result of the difficulty that businesses (including our customers) may have in obtaining credit, the increasing and/or volatile costs of commodities and the decreased consumer spending that may result from weakness in the general global economy, global economic and market turmoil are likely to have an adverse impact on our business, financial condition, results of operations and cash flows.
The trading price of our common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, and each of which could adversely affect our stockholders’ value.
The trading price of our common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, including, but not limited to:

•	Revenue fluctuations due to unexpected shifts in customer orders;

•	Announcements about our earnings or the earnings of our competitors that are not in line with analyst expectations;

•	Our ability to continue to integrate and streamline our operations and achieve cost savings after our 2015 merger with Spansion;

•	The impact on our business and financial results of our July 2016 acquisition of the IoT business of Broadcom Corporation;

•	Our ability to execute on the strategy outlined by our new CEO and our gross margin improvement plan;

•	Credit conditions and our ability to refinance our existing debt at commercially reasonable terms, which may limit the Company’s working capital;

•	Quarterly variations in our results of operations or those of our competitors;

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, design wins, commercial relationships or capital commitments;

•	The perceptions of general market conditions in the semiconductor industry (including recent trends toward consolidation in the semiconductor industry) and global market conditions;

•	Our ability to develop and market new and enhanced products on a timely basis;

•	Any major change in our board or senior management;

•	Changes in governmental regulations or in the status of our regulatory compliance that impact our business;

•	Recommendations by securities analysts or changes in earnings estimates concerning us or our customers or competitors;

•	The volume of short sales, hedging and other derivative transactions on shares of our common stock;

•	Economic conditions and growth expectations in the markets we serve;

•	Changes in our policy regarding dividends or our ability to declare a dividend;

•	Changes in our policy regarding stock repurchases or our ability to repurchase shares of our common stock;

•	Supply disruption or price increases from third party manufacturing partners; and

•	Litigation, including any disputes or legal proceedings associated with activist investors.
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
In the second quarter of 2016, we incurred a material impairment charge with respect to our goodwill, and we may in the future incur impairments in the value of our goodwill, intangibles and property, plant and equipment.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We test goodwill for impairment annually, and more frequently when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the second quarter of 2016, we conducted impairment testing on the goodwill in our legacy Programmable Solutions Division ("PSD") and recorded an impairment charge of $488.5 million. In addition, our other long-lived assets which include intangibles and property, plant and equipment are evaluated for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable. Either of these situations may occur for various reasons, including changes in actual or expected income or cash flow. During the fourth quarter of fiscal 2016 we have reorganized our reportable segments as a result of which goodwill was reallocated to new segments. We continue to evaluate current conditions to assess whether any impairment exists. Additional impairments could occur in the future if any of the following occur: market or interest rate environments deteriorate, significant adverse changes in business climate, unanticipated competition, loss of key customers, changes in technology, expected future cash flows of our reporting units decline, or reporting unit carrying values change materially compared with changes in respective fair values.
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
Furthermore, the interest rate on certain of these instruments is tied to short term interest rate benchmarks including the Prime Rate and LIBOR.  Interest rates have remained at historically low levels for a prolonged period of time and we expect interest rates to rise in the future. If the rate of interest we pay on our borrowings increases it would increase our debt-related expenditures.  There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing (or any amended) credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations (including any increased interest payment obligations) under any indebtedness we may incur from time to time.
As of January 1, 2017, our outstanding debt primarily included $332.0 million related to our Senior Secured Revolving Credit Facility, $150.0 million of 2.00% Senior Exchangeable Notes assumed from Spansion, $95.0 million Term Loan A, net of costs, $444.4 million Term Loan B, net of costs and $287.5 million of 4.50% Senior Exchangeable Notes.  See Note 14 of the Notes to the Consolidated Financial Statements for more information regarding our debt obligations and Note 20 of the Notes to the Consolidated Financial Statements for more information regarding our capital leases.
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
•the quality and price of our products;
•the willingness of our customer base to absorb any increase in the price that we sell our products;
•the pace at which customers incorporate our products into their systems, as is sometimes evidenced by design wins;
•the diversity of our product lines;

•	the cost effectiveness of our design, development, manufacturing, support and marketing efforts, especially as compared to our competitors;

•	our success in developing and introducing firmware in a timely manner;
•our customer service and customer satisfaction;
•our ability to successfully execute our flexible manufacturing strategy;

•	the number, strength and nature of our competitors, the markets they target and the rate and success of their technological advances;

•the success of certain of our development activity which is a part of our internal startups;
•our ability to get competitive terms with our vendors, manufacturing partners and suppliers;
•general economic conditions;

•	our ability to maintain supply of products from third party manufacturers; and
•our access to and the availability of working capital.
Although we believe we currently compete effectively in the above areas to the extent they are within our control, given the pace of change in our industry (including recent trends toward consolidation in the industry), our current abilities are not guarantees of future success. If we are unable to compete successfully in this environment, our business, financial condition and results of operations will be seriously harmed.
There can be no assurance we will continue to declare dividends and that our cash distributions on common stock will continue to be considered a return of capital.
Our Board of Directors previously adopted a policy pursuant to which the Company would pay quarterly cash distributions on our common stock. The declaration and payment of any dividend is subject to the approval of our Board and our dividend may be discontinued or reduced at any time. There can be no assurance that we will declare cash dividends in the future in any particular amounts, or at all. Future dividends, if any, and their timing and amount, may be affected by, among other factors, management’s views on potential future capital requirements for strategic transactions, including acquisitions; earnings levels; contractual restrictions; our cash position and overall financial condition; debt related payments and commitments, including restrictive covenants which may limit our ability to pay a dividend; changes in tax or corporate laws; our ability to repatriate cash into the United States; stock repurchase programs; the need to invest in research and development or other parts of our business operations; and changes to our business model. Accordingly, our distribution payments may change from time to time, and we cannot provide assurance that we will continue to declare distributions in any particular amounts or at all. In addition, we cannot provide assurance that the cash distributions, if any, will continue to be treated for income tax purposes as a return of capital. A reduction in our distribution payments or a change in the tax treatment of future distributions could have a negative effect on our stock price.
We face significant risks in connection with our acquisition of the IoT business of Broadcom that could impact our future growth and profitability.
On July 5, 2016, we completed our acquisition of the IoT business of Broadcom. For additional information, see Note 2 of the Notes to the Consolidated Financial Statements. The success of the transaction will depend on a number of factors, including but not limited to our ability to successfully integrate the assets of the IoT business (including employees) into our Microcontroller and Connectivity Division operations; our ability to achieve the anticipated strategic benefits of the acquisition; and our ability to keep transaction costs within an anticipated range. The addition of Broadcom’s IoT assets may not improve our ability to address the IoT market as much or as quickly as we anticipate. We have incurred significant costs associated with transaction fees, professional services and other costs related to the acquisition and we will continue to incur additional costs in connection with the integration of the business. If these costs exceed our expectations, it could have a material adverse impact on our operating results. Furthermore, we incurred substantial indebtedness to pay for the acquisition. For additional information, see the risk factor titled “We utilize debt financing and such indebtedness could adversely affect our business, financial condition, results of operations, and earnings per share. We may be unable to meet our payment obligations.”
We cannot be assured that our restructuring initiatives will be successful.
From time to time, we have implemented restructuring plans to reduce our operating costs and/or shift our expenditures to different areas of our business. However, if we have not sufficiently reduced operating expenses or if revenues are below our expectations, we may be required to engage in additional restructuring activities, which could result in additional restructuring charges. These restructuring charges could harm our results of operations. Further, our restructuring plans could result in potential adverse effects on employee capabilities, on our ability to achieve design wins, and our ability to maintain and enhance our customer base. Such events could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products. In addition, we may be unsuccessful in our efforts, to realign our organizational structure and shift our investments and focus to our high-growth businesses.
We may dispose of certain businesses, product lines or assets, which could adversely affect our results of operations and liquidity.
From time to time, we may divest certain businesses, product lines or assets, both acquired or otherwise, that are no longer strategically important, or we may exit minority investments, which could materially affect our cash flows and results of operations. If we decide to divest a business, product line or assets, we may encounter difficulty in finding or completing such divestiture opportunity (or alternative exit strategy) on acceptable terms or in a timely manner. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to the business, product line or assets that we seek to dispose. In addition, any delay in the timing of a divestiture transaction may negatively impact our business operations or liquidity for a period of time. Alternatively, we may dispose of businesses, product lines or assets at prices or on terms that are less favorable than we had anticipated. Even following a divestiture, we may be contractually obligated with respect to certain continuing obligations to customers, vendors, landlords or other third parties. Accordingly, we may be dependent on the new owner (of such business, product line or manufacturing facility) to fulfill our continuing obligations to our customers. We may also have continuing obligations for pre-existing liabilities related to the divested assets or businesses. Such obligations may have a material adverse impact on our results of operations and financial condition. Any such dispositions could also result in disruption to other parts of our business, potential loss of employees or customers (especially if the new owner is unable or unwilling to assist us in fulfilling any continuing obligations to our customers), potential loss of revenue, negative impact on our margins, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. We may also incur significant costs associated with exit or disposal activities, related impairment charges, or both.
Our business could be negatively affected as a result of actions by activist stockholders.
The actions of activist stockholders, including any related legal proceedings, could adversely affect our business. Specifically:

•
responding to common actions of an activist stockholder, such as public proposals and requests for special meetings, nominations of candidates for election to our board of directors, requests that certain executive officers or directors depart the Company, requests to make changes to internal business operations, requests to pursue a strategic combination or other transaction or other special requests, could disrupt our operations, be costly and time-consuming or divert the attention of our management and employees;

•
perceived uncertainties as to our future direction in relation to the actions of an activist stockholder, including any perceived changes at the board or management level, may result in the loss of potential business opportunities or the perception that we are unstable and need to make changes, which may be exploited by our competitors and make it more difficult to attract and retain key personnel as well as consumers and service providers;

•
actions of an activist stockholder, especially any legal proceedings, may divert management time and attention away from execution on the Company’s business operations and cause the Company to incur significant costs, including expenses related to legal, public relations, investment banking, and/or proxy advisory services;

•
the presence of cumulative voting for the election of Company directors may enable the election (to our board of directors) of director candidates who represent the interests of only a specific stockholder (or a small group of stockholders) and who are not supported by a majority of the Company's stockholder base; and

•
actions of an activist stockholder may cause fluctuations in our stock price based on speculative market perceptions, unflattering media coverage, or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Industry consolidation may lead to increased competition and may harm our operating results.
There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. Industry consolidation may result in stronger companies that are better able to compete with us. This could have a material adverse effect on our business, operating results, and financial condition.
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
The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. Demand for our products depends in large part on the continued growth of various electronics industries that use our products, including, but not limited to:

•
automotive applications including advanced driver assistance systems (ADAS), instrument clusters, infotainment systems, body electronics, connectivity, HVAC controls, event data recorders, powertrains and electric vehicle/hybrid-electric vehicle systems;

•	industrial systems including factory automation equipment, smart electric meters, aerospace, industrial controls, point-of-sale terminals and test equipment;

•	IoT products;

•	consumer electronics including wearable electronics, smartphones and other mobile devices, gaming consoles, gamepads, remote controls, toys, presenter tools, TVs, set-top boxes and fitness equipment;

•	wireless telecommunications equipment;

•	computers and computer-related peripherals;

•	medical equipment; and

•	networking equipment.
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
Our customers frequently place orders requesting product delivery almost immediately after the order is made, which makes forecasting customer demand even more difficult, particularly when supply is abundant. In addition, demand for our products could be materially different from our expectations due to changes in customer order patterns, including order deferrals or cancellations. If we experience inadequate demand, order cancellations, or a significant shift in the mix of product orders that makes our existing capacity and capability inadequate, our fixed costs per semiconductor produced will increase, which will harm our financial condition and results of operations. Alternatively, if we should experience a sudden increase in demand, we will need to quickly ramp our inventory and/or manufacturing capacity to adequately respond to our customers. If we or our manufacturing partners are unable to ramp our inventory or manufacturing capacity in a timely manner or at all, we risk losing our customers’ business, which could have a negative impact on our financial performance and reputation.
If we fail to develop, introduce and sell new products or fail to develop and implement new technologies, our ability to compete in our end markets will suffer and our financial results could be adversely impacted.
Like many semiconductor companies, which operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. Our new products, for example PSoC® products, our connectivity products, USB-C, and Traveo, are an important strategic focus for us and therefore, they tend to consume a significant amount of our resources. The new products the market requires tend to be increasingly complex, incorporating more functions including software and security and operating at faster speeds than old products.
Increasing complexity generally requires smaller features on a chip. This makes manufacturing new generations of products substantially more difficult than prior generations.
Despite the significant amount of resources we commit to new products, there can be no guarantee that such products will perform as expected or at all, be introduced on time to meet customer schedules or gain market acceptance. If we fail to introduce new product designs or technologies in a timely manner, or are unable to manufacture products according to these design requirements, or if our customers do not successfully introduce new systems or products incorporating our products or if market demand for our new products does not materialize as anticipated, our business, financial condition and results of operations could be materially harmed.
The complex nature of our manufacturing activities, our broad product portfolio, and our increasing reliance on third-party manufacturers makes us highly susceptible to manufacturing problems and these problems can have a substantial negative impact on us if they occur.
Making semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Even very small impurities in our manufacturing materials, defects in the masks used to print circuits on a wafer or other problems in the wafer fabrication process can cause a substantial percentage of wafers to be rejected or numerous chips on each wafer to be non-functional. We and, similarly, our third party foundry partners, may experience problems in achieving an acceptable success rate in the manufacture of wafers and the likelihood of facing such difficulties is higher in connection with the transition to new manufacturing methods. The interruption of wafer fabrication or the failure to achieve acceptable manufacturing yields at any of our facilities, or the facilities of our third-party foundry partners, would seriously harm our business, financial condition and results of operations. This risk may be exacerbated by the divestiture of any of our manufacturing facilities, as we would be increasing our reliance on third-party partners in that situation.

In March 2017, we completed the sale of our semiconductor wafer fabrication facility in Bloomington, Minnesota. The purchaser intends to operate the fab as a stand-alone business that will manufacture wafers for Cypress and for other semiconductor manufacturers. Although this transaction allows us to reduce our manufacturing footprint, it will increase our reliance on third party suppliers. Accordingly, if the new owner of our Bloomington fab is unable to effectively operate the facility, faces financial difficulty, or is otherwise unable to meet our product demands, our supply of components may be adversely affected. Such events could lead to difficulties in delivering products to our customers on time and have a negative impact on our revenue and financial results.
We may also experience manufacturing problems in our assembly and test operations and in the introduction of new packaging materials.
We are dependent on third parties to manufacture products, distribute products, generate a significant portion of our product sales, fulfill our customer orders and transport our products. Problems in the performance or availability of these companies could seriously harm our financial performance.
Although many of our products are fabricated in our manufacturing facilities located in Minnesota, Austin, Malaysia and the Philippines, we rely to a significant extent on independent contractors to manufacture and assemble our products. In addition, on March 1, 2017, we divested our manufacturing facility located in Minnesota, which reduces our internal manufacturing capacity.
If market demand for our products exceeds our internal manufacturing capacity and available capacity from our foundry partners, we may seek additional foundry manufacturing arrangements.
A shortage in foundry manufacturing capacity, which is more likely to occur at times of increasing demand, could hinder our ability to meet demand for our products and therefore adversely affect our operating results. In addition, greater demand for wafers produced by any such foundries without an offsetting increase in foundry capacity raises the likelihood of potential wafer price increases. Our operations would be disrupted if any of our foundry partners terminates its relationship with us or experiences financial difficulty and we are unable to arrange a satisfactory alternative to fulfill customer orders on a timely basis and in a cost-effective manner. There are also only a few foundry vendors that have the capabilities to manufacture our most advanced products. If we engage alternative sources of supply, we may encounter start-up difficulties, yield issues or incur additional costs. Shipments could be delayed significantly while these sources are qualified for volume production.
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
Our channel partners include distributors and resellers. We continue to expand and change our relationships with our distributors. Worldwide sales through our distributors accounted for approximately 73.0% of our net sales in fiscal year 2016. We rely on many distributors to assist us in creating customer demand, providing technical support and other value-added services to our customers, filling customer orders and stocking our products. We face ongoing business risks due to our reliance on our channel partners to create and maintain customer relationships where we have a limited or no direct relationship. Should our relationships with our channel partners or their effectiveness decline, we face the risk of declining demand which could affect our revenue and results of operations. Our contracts with our distributors may be terminated by either party upon notice. The termination of a significant distributor or a reseller could (a) impact our revenue and limit our access to certain end-customers, (b) result in the return of a material amount of inventory held by the distributor or reseller that we may not be able to resell or have to resell at a loss, and (c) jeopardize our ability to collect accounts receivable originating through that distributor or reseller. In addition, our distributors are located all over the world and are of various sizes and financial strength. Any disruptions to our distributors’ operations such as lower sales, lower earnings, debt downgrades, the inability to access capital markets and/or higher interest rates could have an adverse impact on our business.
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
Moreover, a key element of our strategy is to enter new markets with our products. If we are successful in entering these new markets, we will likely be subject to additional risks of potential infringement claims against us as our technologies are deployed in new applications and face new competitors. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights, particularly in certain international markets, making misappropriation of our intellectual property more likely. Patent litigation, if necessary or if and when instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. In addition, in August 2016, we entered into a series of agreements to divest a large number of older, legacy patents. The divestiture of these patents may limit our ability to make certain legal claims, and to be successful, in future patent litigation.
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
Intellectual property litigation is frequently expensive to both the winning party and the losing party and could take up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could find that our intellectual property rights are invalid, enabling our competitors to use our technology, or require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. In addition, in August 2016, we entered into a series of agreements to divest a large number of older, legacy patents. The divestiture of these patents may limit our ability to make certain legal claims, and to be successful, in future patent litigation. For these and other reasons, intellectual property litigation could seriously harm our business, financial condition and results of operations. Also, although in certain instances we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may be unable to obtain such a license on reasonable terms or at all. We believe we have meritorious defenses and claims in our current litigation and we intend to defend and pursue such claims vigorously. Unfortunately, such litigation and other claims are subject to inherent uncertainties and may negatively impact our business.

We face additional problems and uncertainties associated with international operations that could seriously harm us.
International revenues historically accounted for a significant portion of our total revenues. Our manufacturing, assembly, and test operations and certain finance operations located outside of the United States, as well as our international sales offices and design centers, face risks frequently associated with foreign operations including but not limited to:
•currency exchange fluctuations;
•the devaluation of local currencies;
•political instability, and the possibility of a deteriorating relationship with the United States;
•labor issues; including collective bargaining agreements;
•the impact of natural disasters on local infrastructures and economies;
•changes in local economic conditions;
•import and export controls;
•potential shortage of electric power supply;

•	potential violations by our international employees or third party agents of international or U.S. laws relevant to foreign operations (such as FCPA); and
•changes in tax laws, tariffs and freight rates.
To the extent any such risks materialize, our business, financial condition or results of operations could be seriously harmed.
We compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel would harm us.
To a greater degree than most non-technology companies, we depend on the efforts and abilities of certain key members of management and technical personnel to execute on the strategic initiatives of our business. Our future success depends, in part, upon our ability to retain such personnel and to attract and retain other highly qualified personnel, particularly product and process engineers. We compete for these individuals with certain of our competitors, other companies, academic institutions, government entities and other organizations. Competition for such personnel, particularly in the Silicon Valley, is intense and we may not be successful in hiring or retaining new or existing qualified personnel. Furthermore, changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations can also impair our ability to attract and retain qualified personnel. Equity awards are critical to our ability to hire and retain such key personnel, and any reduction in the price of our common stock (and accordingly the value of such equity awards) may reduce the willingness of key personnel to remain employed by the Company. In addition, we may also need to significantly increase our cash based compensation to retain such personnel.
Our business may also be impacted if we lose members of our senior management team. Any disruption in management continuity could impact our results of operations and stock price and may make recruiting for future management positions more difficult. In addition, changes in key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business. The loss of any of our key officers or other employees, or our inability to attract, integrate and retain qualified employees, could require us to dedicate significant financial and other resources to such personnel matters, disrupt our operations and seriously harm our operations and business.
Our financial results could be adversely impacted if our investments in startups businesses fail to develop and successfully bring to market new and proprietary products.
We have made a financial commitment to certain investments in startup businesses. Despite the significant amount of resources we commit to these startups, there can be no guarantee that such businesses will perform as expected or at all, launch new products and solutions as expected or gain market acceptance. If these startups businesses fail to introduce new products and solutions or successfully develop new technologies, or if customers do not successfully introduce new systems or products incorporating the products or solutions offered by these startup businesses or if market demand for the products or solutions offered by these startups businesses do not materialize as anticipated, our business, financial condition and results of operations could be materially harmed as a result of impairment of the carrying value of our investments in such startups.
Any guidance that we may provide about our business or expected future results may differ significantly from actual results.
From time to time we have shared our views in press releases or SEC filings, on public conference calls and in other contexts about current business conditions and our expectations as to our future results of operations. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process, especially in uncertain economic times. Given the complexity and volatility of our business, our analyses and forecasts have in the past and will likely in the future, prove to be incorrect. We offer no assurance that such predictions or analyses will ultimately be accurate, and investors should treat any such predictions or analysis with appropriate caution. Any analysis or forecast that we make which ultimately proves to be inaccurate may adversely affect our stock price.
We are subject to many different environmental, health and safety laws, regulations and directives, and compliance with them may be costly.
We are subject to many different international, federal, state and local governmental laws and regulations related to, among other things, the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process, conflict mineral and data privacy legislation, as well as the health and safety regulations related to our employees. Compliance with these regulations can be costly. We cannot assure you that we have been, or will be at all times in complete compliance with such laws and regulations. If we violate or fail to comply with these laws and regulations, we could be fined or otherwise sanctioned by regulators. Under certain environmental laws, we could be held responsible, without regard to fault, for all of the costs relating to any contamination at our or our predecessors’ past or present facilities and at third party waste disposal sites. We could also be held liable for any and all consequences arising out of human exposure to such substances or other environmental damage.
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
Our worldwide operations could be adversely affected if disrupted for any reason, including natural disasters such as earthquakes, tsunamis, floods, hurricanes, typhoons, telecommunication or information technology system failures, regulatory or political issues, power or water shortages, fires, extreme weather conditions, medical epidemics or pandemics or other man- made disasters or catastrophic events. While we maintain business interruption insurance for our primary foreign manufacturing operations, we are self-insured for any loss or damage to our primary manufacturing facility. As such, the occurrence of any of these business disruptions for us or our third party manufacturers, partners or customers could result in significant losses, seriously harm our revenue and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the Philippines,Thailand, Malaysia, China and India. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. However in the event of a major earthquake or other natural disaster or catastrophic event, our revenue, profitability and financial condition could suffer.
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
Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive than originally anticipated. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions have adversely affected us in the past, and in the future could adversely affect our financial results, stock price and reputation.
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
Changes in U.S. and international tax legislation and tax policy could materially impact our business.
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
We are subject to examination by the U.S. Internal Revenue Service, and from time to time we are subject to income tax audits or similar proceedings in other jurisdictions in which we do business, and as a result we may incur additional costs and expenses or owe additional taxes, interest and penalties which will negatively impact our operating results.

We are subject to income taxes in the U.S. and certain foreign jurisdictions, and our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities. The results of these U.S. and certain foreign jurisdiction examinations may result in a decrease of our current estimate of unrecognized tax benefits or an increase of our actual tax liabilities which could negatively impact our financial position, results of operations and cash flows.
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
In addition, policies regarding corporate income taxes in numerous jurisdictions are under heightened scrutiny. In particular, tax and regulatory reform has been highlighted as a key priority for the new U.S. administration. As a result, fundamental tax policy could be altered and decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to change and/or enhanced legislative investigation and inquiry. These developments could result in changes in tax policies or prior tax rulings. There can be no assurance as to the outcome of these investigations and inquiries. As such, the taxes we previously paid may be subject to change and our taxes may increase in the future, which could have an adverse effect on our results of operations, financial condition and our corporate reputation.
If the tax incentive or tax holiday arrangements we have negotiated in Malaysia, the Philippines and Thailand change or cease to be in effect or applicable, in part or in whole, for any reason, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income taxes we have to pay could significantly increase.
We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. The tax incentives are presently scheduled to expire at various dates generally beginning in 2018, subject in certain cases to potential extensions, which we may or may not be able to obtain. Absent these tax incentives, the corporate income tax rate in these jurisdictions that would otherwise apply to us would be between 20% and 30%. The tax incentives that we have negotiated are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and we could be required to refund previously realized material tax benefits. Depending on the incentive at issue, we could also be required to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect or if these tax incentives are substantially modified or rescinded we could suffer material adverse tax and other financial consequences, which would increase our expenses, reduce our profitability and adversely affect our cash flows.
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
Acquisitions and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.
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
•Diversion of management time and focus from operating our business to integration challenges;

•	Cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire;

•	Successfully transitioning the current customer, supplier, foundry and other partnering relationships of the acquired company;
•Implementation or remediation of controls, procedures, and policies at the acquired company;

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

•Failure to successfully further develop the acquired business or technology;

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

Our failure to address these and other risks or other problems encountered in connection with our past or current acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally. Current and future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill, any of which could harm our financial condition or results. As a result, the anticipated benefit of any of our acquisitions may not be realized.
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
We may have fluctuations in the amount and frequency of our stock repurchases and there can be no assurance that we will continue to repurchase shares of our stock.
On October 20, 2015, our Board of Directors approved a new share repurchase plan pursuant to which we are authorized to repurchase our common stock in an aggregate amount not to exceed $450 million. Although our Board of Directors has approved a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or number of shares. In addition, there can be no assurance that we will continue to repurchase shares of our stock in any particular amounts, or at all. The stock repurchase plan could affect the price of our stock and increase volatility and may be suspended or terminated at any time without prior notice and in compliance with legal and regulatory requirements, which may result in a decrease in the trading price of our common stock. Through the end the 2016 fiscal year, the Company has repurchased a total of 29.5 million shares for a total cost of $239.2 million under the October 2015 stock repurchase plan.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our executive offices are located in San Jose, California. The following tables summarize our primary properties as of the end of fiscal 2016:

Location	Square Footage	Primary Use
Owned:
United States :
Bloomington, Minnesota	337,000	Manufacturing, research and development
San Jose, California	171,000	Administrative offices, research and development
Austin, Texas	1,514,000	Manufacturing, research and development and administrative offices
Colorado Springs, Colorado	70,400	Administrative offices, research and development
Lynnwood, Washington	67,000	Administrative offices, research and development
Asia :
Cavite, Philippines	253,000	Manufacturing, research and development
Bangkok, Thailand	253,000	Manufacturing, research and development
Penang, Malaysia	175,000	Manufacturing, research and development and administrative offices

We have an additional 779,000 square feet of leased space for research and development, administrative, sales offices and design centers located in the United States, Asia and Europe. We believe that our current properties are suitable and adequate for our foreseeable needs. We may need to exit facilities as we continue to evaluate our business model and cost structure.

ITEM 3.	LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 20 of Notes to the Consolidated Financial Statements under Item 8, which is incorporated herein by reference.

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

	Low	High
Fiscal 2016:
Fourth quarter	$9.63	$12.22
Third quarter	$9.79	$12.48
Second quarter	$8.02	$11.22
First quarter	$6.30	$9.73
Fiscal 2015:
Fourth quarter	$8.11	$10.96
Third quarter	$8.55	$12.46
Second quarter	$11.65	$14.46
First quarter	$13.39	$16.25
Fiscal 2014:
Fourth quarter	$14.42	$14.68
Third quarter	$9.96	$10.23
Second quarter	$10.42	$10.66
First quarter	$10.00	$10.27

As of February 23, 2017, there were approximately 1,421 registered holders of record of our common stock.
Dividends
During fiscal 2016, 2015 and 2014, we paid dividends of $141.4 million, $128.0 million and $69.2 million, respectively, at a rate of $0.11 per share of common stock paid in each quarter of the fiscal year.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the Standard and Poor (“S&P”) 500 Index and the S&P Semiconductors Index for the last five fiscal years:
Indexes calculated on month-end basis. Indexes calculated on month-end basis.

	January 1, 2012	December 30, 2012	December 29, 2013	December 28, 2014	January 3, 2016	January 1, 2017
Cypress**	100.00	64.78	66.24	97.71	68.24	83.09
S&P 500 Index	100.00	116.00	153.58	174.60	177.01	198.18
S&P Semiconductors Index	100.00	96.58	131.30	177.08	178.63	228.56
Peer Group***	100.00	98.64	129.55	167.01	181.34	285.65

**    All closing prices underlying this table have been adjusted for cash dividends, stock splits and stock dividends.
*** The Peer Group includes the following companies: Analog Devices Inc., Marvell Technology Group Ltd., Maxim Integrated Products Inc., Microchip Technology Inc., Microsemi Corp., Nvidia Corp., On Semiconductor Corp., Qorvo Inc., Skyworks Solutions Inc., Synaptics Inc. and Xilinx Inc.

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information:
The following table summarizes certain information with respect to our common stock that may be issued under the existing equity compensation plans as of January 1, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In millions, except per-share amounts)
Equity compensation plans approved by shareholders	13.1	(1)	$12.2	(3)	21.8	(6)
Equity compensation plans not approved by shareholders	8.6	(2)	$6.7	(4)	4.9	(7)
Total	21.7		$10.70	(5)	26.7

(1)	Includes 7.3 million shares of full value awards (restricted stock units, restricted stock awards and performance stock units) granted.

(2)	Includes 6.5 million shares of full value awards (restricted stock units, restricted stock awards and performance stock units) granted.

(3)	Excludes the impact of 7.3 million shares of full value awards (restricted stock units, restricted stock awards and performance stock units), which have no exercise price.

(4)	Excludes the impact of 6.5 million shares of full value awards (restricted stock units, restricted stock awards and performance stock units), which have no exercise price.

(5)	Excludes the impact of 13.8 million shares of full value awards (restricted stock units, restricted stock awards and performance stock units), which have no exercise price.

(6)	Includes 19.3 million shares available for future issuance under Cypress’s 2013 Stock Plan and 2.6 million shares available for future issuance under Cypress’s Employee Stock Purchase Plan.

(7)	Includes 15 thousand shares available for future issuance under the assumed Ramtron Plan and 4.9 million shares available for future issuance under the assumed Spansion Plan.
See Note 9 of the Notes to the Consolidated Financial Statements under Item 8 for further discussion of Cypress’s stock plans.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock Buyback Programs:
Approval of a $450 Million Stock Buyback Program
On October 20, 2015, our Board of Directors (the “Board”) approved a new share repurchase plan pursuant to which we are authorized to repurchase our common stock in an aggregate amount not to exceed $450 million. In connection with the approval of this new share repurchase plan, the share repurchase plan previously approved in September 2011 was terminated. The share repurchase program does not obligate us to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice and in compliance with legal and regulatory requirements.

The table below sets forth information with respect to repurchases of our common stock made during fiscal 2014, 2015 and 2016 under these programs:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchase Under the Plans or Programs
	(In thousands, except per-share amounts)
Authorized fund under 2011 Repurchase program:	—	$—	—	$400,000
Repurchases in fiscal 2014:
December 30, 2013—March 30, 2014	18	$10.23	18	$83,490
March 31, 2014—June 29, 2014	7	$9.72	7	$83,425
June 30, 2014—September 28, 2014	3	$10.53	3	$83,398
September 29, 2014—December 28, 2014	5	$10.27	5	$83,341
Total repurchases in fiscal 2014	33		33	$83,341
Repurchases in fiscal 2015:
December 29, 2014—March 29, 2015	6	$14.66	6	$83,252
March 30, 2015—June 28, 2015	818	$12.75	818	$72,672
June 29, 2015—September 27, 2015	2	$10.62	2	$72,648
Total repurchases in fiscal 2015	826		826	$72,648
Total repurchases under this program	859		1,312
Authorized fund under 2015 Repurchase program:				$450,000
September 28, 2015—January 3, 2016	5,658	$9.99	5,658	$393,475
Total repurchases in fiscal 2015	5,658		5,658	$393,475
Repurchases in fiscal 2016:
January 4, 2016—April 3, 2016	23,822	$7.66	23,822	$210,968
April 4, 2016—July 3, 2016	4	$9.74	4	$210,931
July 4, 2016—October 2, 2016	2	$11.46	2	$210,913
October 3, 2016—January 1, 2017	7	$10.59	7	$210,844
Total repurchases in fiscal 2016	23,834		23,834	$210,844
Total repurchases under this program	29,492		29,492

Yield Enhancement Program (“YEP”):
In fiscal 2009, the Audit Committee approved a yield enhancement strategy intended to improve the yield on our available cash. As part of this program, the Audit Committee authorized us to enter into short-term yield enhanced structured agreements, typically with maturities of 90 days or less, correlated to our stock price. Under the agreements we have entered into to date, we pay a fixed sum of cash upon execution of an agreement in exchange for the financial institution’s obligations to pay either a pre-determined amount of cash or shares of our common stock depending on the closing market price of our common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our cash investment returned plus a yield substantially above the yield currently available for short-term cash investments. If the closing market price is at or below the pre-determined price, we will receive the number of shares specified at the agreement’s inception. As the outcome of these arrangements is based entirely on our stock price and does not require us to deliver either shares or cash, other than the original investment, the entire transaction is recorded in equity. The shares received upon the maturing of a yield enhancement structure are included in our “shares of common stock held in treasury” on the Consolidated Balance Sheets under Item 8.
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
The following table summarizes the activity of our settled yield enhanced structured agreements during fiscal 2015:

Periods	Aggregate Price Paid	Total Cash Proceeds Received Upon Maturity	Yield Realized	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
Fiscal 2015:	(in thousands)
Settled through cash proceeds	$28,966	$29,353	$387	—	$—
Settled through issuance of common stock	9,601	—	—	1,000,000	$9.60
Total for fiscal 2015	$38,567	$29,353	$387	1,000,000	9.60

There was no activity in our yield enhanced structured agreements during fiscal 2016.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7, and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Item 8:

	January 1, 2017(2)	January 3, 2016 (2)	December 28, 2014 (2)	December 29, 2013	December 30, 2012
	( in thousands, except per-share amounts)
Consolidated Statement of Operations Data:
Revenues	$1,923,108	$1,607,853	$725,497	$722,693	$769,687
Cost of revenues	$1,237,974	$1,207,850	$361,820	$384,121	$376,887
Operating income (loss)	$(611,755)	$(336,905)	$22,873	$(58,195)	$(18,915)
Income (loss) attributable to Cypress (3)	$(686,251)	$(378,867)	$17,936	$(48,242)	$(23,444)
Noncontrolling interest, net of income taxes	$(643)	$(2,271)	$(1,418)	$(1,845)	$(1,614)
Net income (loss) (3)	$(686,894)	$(381,138)	$16,518	$(50,087)	$(25,058)
Adjust for net loss (income) attributable to noncontrolling interest	$643	$2,271	$1,418	$1,845	$1,614
Net income (loss) attributable to Cypress	$(686,251)	$(378,867)	$17,936	$(48,242)	$(23,444)
Net income (loss) per share—basic:
Net income (loss) per share—basic	$(2.15)	$(1.25)	$0.11	$(0.32)	$(0.16)
Net income (loss) per share—diluted:	$(2.15)	$(1.25)	$0.11	$(0.32)	$(0.16)

Net income (loss) per share—basic	$(2.15)	$(1.25)	$0.11	$(0.32)	$(0.16)
Net income (loss) per share—diluted	$(2.15)	$(1.25)	$0.11	$(0.32)	$(0.16)
Dividends per share:
Declared	$0.44	$0.44	$0.44	$0.44	$0.44
Paid	$0.44	$0.44	$0.44	$0.44	$0.42
Shares used in per-share calculation:
Basic	319,522	302,036	159,031	148,558	149,266
Diluted	319,522	302,036	169,122	148,558	149,266

	January 1, 2017	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$121,144	$227,561	$118,812	$104,462	$117,210
Working capital (3)	$191,486	$322,376	$37,479	$13,871	$20,060
Total assets (3)	$3,871,871	$4,004,261	$743,281	$762,884	$830,554
Debt (1)	$1,225,131	$688,265	$243,250	$248,230	$264,942
Stockholders’ equity (3)	$1,892,752	$2,712,685	$201,865	$175,683	$175,786

(1)
The debt in fiscal year 2016 primarily included $332.0 million related to our Senior Secured Revolving Credit Facility, $150.0 million of 2.00% Senior Exchange notes assumed from Spansion, $95.0 million Term Loan A, net of costs, $444.4 million of Term Loan B, net of costs and $287.5 million of 4.50% Senior Exchangeable Notes. The debt in fiscal year 2015 primarily included $449.0 million related to our Senior Secured Revolving Credit Facility, $150 million of 2.00% Senior Exchange notes assumed from Spansion, $97.2 million Term Loan A, net of costs, $7.2 million of capital leases and $3.0 million of equipment loans.  The debt in fiscal year 2014 primarily included $227.0 million related to our revolving credit facility, $10.3 million of capital leases, and $5.9 million of equipment loans. The debt in fiscal year 2013 primarily included $227.0 million related to our revolving credit facility, $12.5 million of capital leases, and $8.7 million of equipment loans. The debt in fiscal year 2012 included $232.0 million related to our revolving credit facility, $15.0 million of capital leases, $11.5 million of equipment loans, $3.3 million of a mortgage note related to Ramtron, and $3.1 million of advances received for the sale of certain of our auction rate securities. See Note 14 for more information on revolving credit facility, equipment loans and mortgage note and Note 19 for more information on capital leases.

(2)
During the fourth quarter of fiscal 2014, the Company changed from recognizing revenue for sales to certain distributors at the time of shipment, as compared to when resold by the distributor to the end customer, as it determined it could reliably estimate returns and pricing concessions on certain product families and with certain distributors. This change increased fiscal 2014 revenues by $12.3 million, net income by $6.2 million and net income per share, basic and diluted, by $0.04. The change increased 2015 revenue by $40.9 million and decreased net loss by $25.0 million and net income per share, basic and diluted, by $0.08. The change increased 2016 revenue by $59.2 million and decreased net loss by $19.5 million and net income per share, basic and diluted, by $0.06. See additional disclosures on this change in revenue recognition in Note 1 of the Notes to Consolidated Financial Statements.

(3)
Our Consolidated Financial Statements include the financial results of legacy Spansion beginning March 12, 2015 and the financial results of the IoT business acquired from Broadcom beginning July 5, 2016. The comparability of our results for the years ended January 3, 2016 and January 1, 2017 to the same prior year periods is significantly impacted by these transactions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties, which are discussed under Item 1A.
EXECUTIVE SUMMARY
General
Cypress Semiconductor Corporation (“Cypress” or “the Company”) manufactures and sells advanced embedded system solutions for automotive, industrial, home automation and appliances, consumer electronics and medical products. Cypress’s programmable systems-on-chip, general-purpose microcontrollers, analog ICs, IoT and USB-C based connectivity solutions and memories help engineers design differentiated products and help with speed to market. Cypress is committed to providing customers with quality support and engineering resources.
Mergers, Acquisitions and Divestitures
Merger with Spansion
On March 12, 2015, we completed the merger (“Merger”) with Spansion Inc. ("Spansion") pursuant to the Agreement and Plan of Merger and Reorganization, dated as of December 1, 2014 (the "Merger Agreement"), for a total consideration of approximately $2.8 billion.
Acquisition of Broadcom Corporation’s Internet of Things business (“IoT business”)
On July 5, 2016, we completed the acquisition of certain assets primarily related to the IoT business of Broadcom pursuant to an Asset Purchase Agreement with Broadcom Corporation, dated April 28, 2016, for a total consideration of $550 million. The following MD&A includes the financial results of the IoT business beginning July 5, 2016. The comparability of our results for the year ended January 1, 2017 to the same periods in fiscal 2015 is significantly impacted by the acquisition. To date, we have incurred approximately $8.9 million of acquisition related costs, including professional fees and other costs associated with the acquisition.
The following MD&A includes the financial results of legacy Spansion beginning March 12, 2015 and the financial results of the IoT business acquired from Broadcom beginning July 5, 2016. The comparability of our results for the year ended January 1, 2017 to the same prior year periods is significantly impacted by these transactions.
In our discussion and analysis of comparative periods, we have quantified the contribution of additional revenue or expense resulting from these transaction wherever such amounts were material and identifiable. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.
 Divestiture of TrueTouch® Business

In connection with the sale of the TrueTouch® Mobile touchscreen business to Parade Technologies (“Parade”) on August 1, 2015, we entered into a Manufacturing Service Agreement (“MSA”) in which we agreed to sell finished wafers and devices to Parade. The terms of the MSA provide that we would sell finished products to Parade at agreed-upon prices that were considered below fair market value, indicating that there was an embedded fair value that would be realized by Parade through those terms. Accordingly, we had allocated approximately $19.9 million from the $98.6 million proceeds to the fair value of the MSA based on the forecasted wafer sales to Parade for the subsequent periods. That amount was deferred on our consolidated balance sheet initially and is being amortized to revenue as we sell products to Parade. During the year ended January 1, 2017 and January 2, 2016, we recognized approximately $14.2 million and $5.7 million, respectively, of revenue from the amortization of the deferred revenue.

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
After giving effect to the above transactions, our ownership in Deca reduced to 52.2% as at July 29, 2016. As a consequence of the substantive rights afforded to third-party new investors in the purchase agreement, including, among other things, participation on the Board of directors of Deca, approval of operating plans and approval of indebtedness, we determined that we no longer have the power to direct the activities of Deca that most significantly impacts Deca's economic performance. However, as we continue to have significant influence over Deca's financial and operating policies, effective July 29, 2016, the investment in Deca is being accounted for as an equity method investment and financial results of Deca are no longer being consolidated. The carrying value of this equity method investment was determined based on the fair value of the equity in Deca, which the Company calculated to be $142.5 million. This represents our remaining investment in Deca immediately following the investments by third-party investors. As a result of the change in the method of accounting for our investment in Deca from consolidation to the equity method of accounting, the net carrying value of the assets and liabilities related to Deca, and the adjustments related to the recognition of the initial fair value of the equity method investment resulted in a gain of $112.8 million which has been reflected as "Gain related to investment in Deca Technologies Inc." in the Consolidated Statements of Operations.
Business Developments
New Chief Executive Officer and Executive Chairman
Effective August 10, 2016, Hassane El-Khoury was promoted to the position of President and Chief Executive Officer of the Company. Upon the effectiveness of Mr. El-Khoury’s appointment as President and Chief Executive Officer, the Office of President and Chief Executive Officer, which had been performing the duties of the President and Chief Executive Officer since April 2016, was dissolved by the Board. Mr. El-Khoury served as Executive Vice President, Microcontroller and Connectivity Division ("MCD"), from 2012 until his appointment as President and Chief Executive Officer.
Effective August 10, 2016, the Board appointed H. Raymond Bingham as Executive Chairman, a newly created position pursuant to which Mr. Bingham will function as both an executive officer of the Company and as Chairman of the Board. As Executive Chairman, Mr. Bingham will report directly to the Board.
Business Segments
We continuously evaluate our reportable business segments in accordance with the applicable accounting guidance. Pursuant to reorganization and internal reporting structure effective fourth quarter, the Company operates under two reportable business segments: Memory Products Division ("MPD") and MCD. Prior to the fourth quarter of fiscal 2016, the Company reported under four reportable business segments: MPD, Programmable Systems Division ("PSD"), Data Communications Division ("DCD") and Emerging Technologies Division ("ETD").
The prior reportable segments of PSD and DCD have been combined and are referred to as MCD. Deca, previously included in ETD, and now accounted for as an equity method investment, has been reflected in MCD for historical results. The MPD segment comprises of substantial portion of the previous MPD segment, as well as certain portions of the previous PSD. Agiga, previously included in ETD has been combined with MPD.

The prior periods herein reflect this change in segment information.
RESULTS OF OPERATIONS
Revenues
Our total revenues increased by $315.3 million, or 19.6%, to $1,923.1 million for the year ended January 1, 2017 compared to the prior year. For the year ended January 1, 2017, $134.9 million of the increase was attributable to revenue contributions from the acquired IoT business which is included in the MCD division. Revenue for the year ended January 1, 2017 benefited from the Spansion Merger, as compared to the prior year which included such sales only for a partial period post merger, offset by the divestiture of the True Touch® business.
The Company operates on a 52 or 53 week year ending on the Sunday nearest to December 31. Fiscal 2016 and 2014 were each 52 weeks and fiscal 2015 was a 53-week year, with the extra week in the fourth fiscal quarter. The additional week in fiscal 2015 did not materially affect the Company's results of operations or financial position.
Consistent with our accounting policies and generally accepted accounting principles, prior to fiscal 2014 we recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. We continually reassess our ability to reliably estimate the ultimate price of these products and, over the past several years, we have made investments in our systems and processes around our distribution channel to improve the quality of the information we receive from our distributors. Given these ongoing investments, and based on the financial framework we use for estimating potential price adjustments, in the fourth quarter of 2014, the Company began recognizing revenue on certain product families and with certain distributors (less its estimate of future price adjustments and returns) upon shipment to the distributors (also referred to as the sell-in basis of revenue recognition). As of January 1, 2017, with the exception of consignment sales, the Company is recognizing all revenue upon shipment.
During the year ended January 1, 2017, we recognized an incremental $59.2 million of revenue on new product families or distributors for which we recognized revenue on a sell-in basis. This change resulted in a decrease to the net loss of $19.5 million for the year ended January 1, 2017 or $0.06 per basic and diluted share.
During the year ended January 3, 2016, we recognized an incremental $40.9 million of revenue on additional product families for which revenue was previously recognized on a sell-through basis. This change resulted in a decrease to the net loss of $25.0 million for the year ended January 3, 2016 or $0.08 per basic and diluted share.
The following table summarizes our consolidated revenues by segments:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
		(In thousands)
MPD	928,626	876,574	356,497
MCD	994,482	731,279	369,000
Total revenues	$1,923,108	$1,607,853	$725,497

Memory Products Division (“MPD”):

Revenues from MPD increased in fiscal 2016 by $52.1 million, or 5.9% compared to fiscal 2015. The increase was primarily due to $95.1 million of revenue contribution from the Flash memory business which grew primarily in the automotive and consumer segments. This was partially offset by $36.4 million of decrease in revenue from SRAM products.

Revenues from MPD increased in fiscal 2015 by $520.1 million, or 145.9% compared to fiscal 2014. The increase was primarily due to $539.1 million of revenue contribution from the Spansion flash memory business for fiscal 2015. Excluding the impact of Spansion revenues, MPD decreased by $18.9 million or 5.3% in fiscal 2015 compared to the prior year primarily driven by sales decrease in the communication market segment.
The overall average selling prices (ASP’s) of our products for MPD for the year ended January 1, 2017 was $1.25, which decreased by $0.10, compared with the prior year. The decrease is attributed to the fact that in 2016 the company saw lower ASPs in the overall memory segment, particularly in NAND and SRAM families.
The overall ASP’s of our products for MPD for the year ended January 3, 2016 was $1.35, which decreased by $0.35, compared to $1.70 in prior year. The decrease in ASP is due to Spansion acquisition.

Microcontroller and Connectivity Division ("MCD"):
Revenues from MCD in fiscal 2016 increased by $263.2 million, or 36.0%, compared to fiscal 2015. The increase in fiscal 2016 was primarily driven by the acquisition of the IoT business from Broadcom. In fiscal 2016, revenue related to the IoT business was $134.9 million.
Excluding the impact of IoT revenues, MCD increased by $128.3 million for fiscal 2016, or 17.6%, compared to the prior year, primarily due to increased revenue in the automotive segment.
Revenues from MCD in fiscal 2015 increased by $362.3 million or 98.2%, compared to fiscal 2014. The increase in the 2015 MCD revenue was primarily attributable to the following factors:
•Contribution from products acquired as part of the Spansion acquisition
•Increase in sales of products related to automotive applications.
This increase was offset by decreases related to the following factors:

•	Divestiture of TrueTouch® business
•Weakness in demand in the mobile business and consumer end markets

The overall average selling price of our products for MCD for the year ended January 1, 2017 was $1.02 which is unchanged from the prior-year. The overall average selling price of our products for MCD for the year ended January 3, 2016 was $1.02 which increased by $0.24, compared to $0.78 in fiscal 2014. The increase in ASP is due to Spansion acquisition.

Cost of Revenues

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
		(In thousands)
Cost of revenues	$1,237,974	$1,207,850	$361,820
As a percentage of revenue	64.4%	75.1%	49.9%

Our cost of revenue ratio representing cost of revenue as a percentage of revenue is significantly impacted by the mix of products we sell, which is often difficult to forecast with accuracy. Therefore, if we achieve significant revenue growth in our lower margin product lines, or if we are unable to earn as much revenue as we expect from higher margin product lines, our gross margin may be negatively impacted.
Our cost of revenue ratio improved from 75.1% in fiscal 2015 to 64.4% in fiscal 2016. The primary driver of the improvement in the cost of revenue ratio was lower write downs of carrying value of inventory during fiscal 2016 as compared to the prior year and our on-going focus on gross margin expansion through cost reductions, price increases and synergies recognized from the merger. Included in the cost of revenues for fiscal 2015 was a $133.0 million write-down of carrying value of inventory assumed as a part of the Spansion Merger as well as a write down of $19.5 million of certain other inventories. In comparison, write-down of inventories during fiscal 2016 was $25.3 million. Sale of inventory that was previously written-off or written-down aggregated to $65.7 million for fiscal 2016 and $6.4 million for fiscal 2015, which favorably impacted our cost of revenues ratio in fiscal 2016. This impact was partially offset by lower fab utilization which was 56% for fiscal 2016 as compared to 62% in fiscal 2015.

Our cost of revenues ratio declined to 75.1% in fiscal 2015 from 49.9% in fiscal 2014. The increase in cost of revenues for fiscal 2015 was primarily due to impact of the merger with Spansion, which historically had higher cost of revenues than Cypress, and $133.0 million of write-downs on inventory assumed as a part of the Spansion Merger. These inventory write-downs were recognized as part of our strategy to focus on high margin, profitable business as a combined company. Total charges to cost of sales for inventory writedowns aggregated to $152.5 million for fiscal 2015 and $19.8 million for fiscal 2014, unfavorably impacting our cost of revenues ratio. Sales of inventory that was previously written-off or written-down totaled $6.4 million for fiscal 2015 and $3.7 million for fiscal 2014, favorably impacting our cost of revenues ratio.
Research and Development (“R&D”)

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
R&D expenses	$331,737	$281,391	$164,560
As a percentage of revenues	17.3%	17.5%	22.7%

R&D expenditures increased by $50.3 million in the twelve months ended January 1, 2017 compared to the same prior-year period. The increase was mainly attributable to $36.8 million of expenses due to the IoT acquisition, primarily comprised of $22.6 million of increase in labor costs due to additional headcount and increase of $14.2 million in expensed assets. The remaining increase of $13.5 million in other R&D expense was primarily due to $15.8 million of stock-compensation expense, offset by $2.3 million decrease in other R&D expenses.

R&D expenditures increased by $116.8 million in fiscal 2015 compared to fiscal 2014. The increase was mainly attributable to $108.3 million of additional expenses due to the Spansion Merger, which comprised of $63.0 million of labor costs due to additional headcount, $24.0 million of building, repairs and other overhead expenses, $7.7 million of material costs on certain development projects, $8.5 million of professional services related to Information technology ("IT") and other outside services and $9.5 million of increase in stock-based compensation expense.
Selling, General and Administrative (“SG&A”)

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
		(In thousands)
SG&A expenses	$317,383	$323,570	$170,741
As a percentage of revenues	16.5%	20.1%	23.5%

SG&A expenses decreased by $6.2 million in fiscal 2016 compared to fiscal 2015. The decrease was mainly due to lower acquisition expenses of $14.1 million primarily related to merger of Spansion, a $9.0 million decrease in stock based compensation expense, offset by acquisition costs associated with the IoT acquisition of $8.9 million, and IoT operating expenses of $9.8 primarily related to labor.

SG&A expenses increased by $152.8 million in fiscal 2015 compared to fiscal 2014. The increase was mainly due to $99.6 million of expenses from the Spansion Merger, primarily comprised of $50.0 million of labor costs due to additional headcount, $39.0 million of building, supplies, repairs and other overhead expenses, and $15.0 million of professional services expense related to IT, legal and finance. Additionally, we also incurred $17.4 million of costs for professional fees for legal and audit services related to the Spansion Merger integration activities, $5.0 million of termination costs on legacy Spansion patent license agreement and $30.6 million of increase in stock-based compensation expense primarily related to the 2015 PARS grants.
Amortization of Acquisition-Related Intangible Assets

During fiscal 2016, amortization expense increased by $66.4 million compared to fiscal 2015. The increase was mainly due to the amortization of the intangibles acquired in connection with the IoT business acquisition, Spansion Merger as well as capitalization of certain in-process research and development projects.
During fiscal 2015, amortization of acquisition-related intangible assets increased by $101.7 million compared to fiscal 2014. The increase is primarily due to the amortization of the intangibles acquired in connection with the Spansion Merger.
Impairment of acquisition-related intangible assets
During fiscal 2016, we recognized $33.9 million of impairment charges related to two IPR&D projects that were canceled due to certain changes in our long-term product portfolio strategy during fiscal 2016.
There were no impairment charges of acquisition-related intangibles during fiscal 2015 and fiscal 2014.
Gain related to investment in Deca Technologies Inc.
On July 29, 2016, Deca Technologies Inc. ("Deca"), our majority owned subsidiary entered into a share purchase agreement (the "Purchase Agreement"), whereby certain third-party investors purchased 41.1% of the shares outstanding at the said date for an aggregate consideration of $111.4 million. Concurrently, Deca repurchased certain of its preferred shares from us.
After giving effect to the above transactions, our ownership in Deca reduced to 52.2% as at July 29, 2016. As a consequence of the substantive rights afforded to third-party new investors in the purchase agreement, including, among other things, participation on the Board of directors of Deca, approval of operating plans, approval of indebtedness etc., we determined that we no longer have the power to direct the activities of Deca that most significantly impacts Deca's economic performance. However, as we continue to have significant influence over Deca's financial and operating policies, effective July 29, 2016, the investment in Deca is being accounted for as an equity method investment and is no longer a consolidated subsidiary. The carrying initial value of this equity method investment was determined based on the fair value of the equity in Deca, which the Company calculated to be $142.5 million. This represents our remaining investment in Deca immediately following the investments by third-party investors. As a result of the change in the method of accounting for our investment in Deca from consolidation to the equity method of accounting, the net carrying value of the assets and liabilities related to Deca, and the adjustments related to the recognition of the initial fair value of the equity method investment resulted in a gain of $112.8 million which has been reflected as "Gain related to investment in Deca Technologies Inc." in the Consolidated Statements of Operations.
Impairment related to assets held for sale
During fiscal 2016, we committed to a plan to sell our wafer manufacturing facility located in Bloomington, Minnesota, as well as a building in Austin, Texas, the sale of this asset is expected to be completed in fiscal 2017. On March 1, 2017, we completed the sale of our wafer fabrication facility in Minnesota. See Note 22 of the notes to the consolidated financial statements.
We recorded an impairment charge of $37.2 million during fiscal 2016, to reflect the estimated fair value, net of cost to sell these assets.

Goodwill impairment charge
Our results for the year ended January 1, 2017 included a goodwill impairment charge of $488.5 million related to our former PSD reporting unit. The goodwill impairment charge resulted from a combination of factors including, (a) decreases in our forecasted operating results when compared with the expectations of the PSD reporting unit at the time of the Spansion Merger, primarily in consumer markets as the Company has subsequently increased its focus on the automotive and industrial end markets, (b) evaluation of business priorities due to recent changes in management at that time, and (c) certain market conditions which necessitated a quantitative impairment analysis for the carrying value of the goodwill related to PSD.
There were no goodwill impairment charges recorded during fiscal 2015 and fiscal 2014.
Restructuring

2016 Restructuring Plan

During fiscal 2016, the Company began implementation of a reduction in workforce ("2016 Plan"), which is expected to result in elimination of approximately 430 positions worldwide across various functions. The personnel cost related to the 2016 Plan during fiscal 2016 were $26.3 million. The Company presently estimates recording approximately $2.2 million of additional restructuring costs related to the 2016 Plan through the first quarter of fiscal 2017. The Company expects that the costs incurred under the 2016 Plan will be paid out in cash through fiscal 2017. Depending on the final outcome of the pending actions related to the remaining expense to be recorded and the cash payouts maybe materially different from our current estimates.
We plan to reinvest a substantial portion of the savings generated from the 2016 Restructuring Plan into certain business initiatives and opportunities. Consequently, the 2016 Restructuring Plan is not expected to result in a material reduction in our future operating expenses.
Spansion Integration-Related Restructuring Plan
In March 2015, we began the implementation of planned cost reduction and restructuring activities in connection with the Merger. During fiscal 2016, a release of previously estimated personnel related liability of $0.1 million was recorded. During fiscal 2015, restructuring charge of $90.1 million primarily consists of severance costs, lease termination costs and impairment of property, plant and equipment. The lease termination costs include approximately $18 million relating to the buildings Spansion had leased prior to the Merger, which we decided not to occupy in the post-Merger period. The initial term of the lease commenced on January 1, 2015 and will expire on December 31, 2026.
We anticipate that the remaining restructuring liability balance will be paid out in cash through fiscal 2017 for employee terminations and over the remaining lease term through 2026 for the excess lease obligation.

Gain on Divestiture of TrueTouch® Mobile Business
In connection with the sale of the TrueTouch® mobile touchscreen business to Parade for total cash proceeds of $98.6 million, we sold certain assets associated with the disposed business mostly consisting of inventory with a net book value of $10.5 million and recognized a gain of $66.5 million in fiscal 2015, net of the amount of gain deferred in connection with an ongoing manufacturing service agreement we entered into with Parade in connection with the divestiture.
Interest expense
Interest expense for fiscal 2016 was $55.2 million and represents accretion of interest expense on 4.50% Senior Exchangeable Notes, 2.00% Senior Exchangeable Notes, interest expense incurred on our revolving line of credit, Term Loan A, Term Loan B and other debt.
Interest expense for fiscal 2015 was $16.4 million and represents accretion of interest expense on 2.00% Senior Exchangeable Notes, interest expense incurred on our revolving line of credit, Term Loan A and other debt.
Interest expense for fiscal 2014 was $5.8 million and represents interest expense incurred on our revolving line of credit and other term debt.
Refer to Note 14 of Notes to the Consolidated Financial Statements under Item 8 for more information about our credit facilities.
Other Income (expense), Net
The following table summarizes the components of other income (expense), net:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
		(In thousands)
Interest income	$1,836	$885	$362
Changes in fair value of investments under the deferred compensation plan	2,326	(1,354)	3,014
Unrealized gain (loss) on marketable securities	325	(4,655)	(1,495)
Foreign currency exchange gains (losses), net	(4,251)	744	1,382
Gain (loss) on sale of investments	(265)	276	—
Other	342	335	40
Other income (expense), net	$313	$(3,769)	$3,303

Employee Deferred Compensation Plan
We have a deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-deferred basis. We do not make contributions to the deferred compensation plan and we do not guarantee returns on the investments. Participant deferrals and investment gains and losses remain as our liabilities and the underlying assets are subject to claims of general creditors. In fiscal 2016, 2015 and 2014, we recognized changes in fair value of the assets under the deferred compensation plan in “Other income (expense), net” of $2.3 million of interest income, $1.4 million of interest expense, and $3.0 million of interest income, respectively. The increase or decrease in the fair value of the investments relates to the increased or decreased performance of the portfolio on a year over year basis. Refer to Note 18 of the Notes to the Consolidated Financial Statements under Item 8 for more information about our deferred compensation plan.
Unrealized (realized) loss on marketable securities
In the fourth quarter of fiscal 2014, the Company, through a wholly-owned subsidiary, purchased 6.9 million ordinary shares of Hua Hong Semiconductor Limited (HHSL) for an aggregate price of $10.0 million in connection with their initial public offering. HHSL is the parent company of Grace Semiconductor Manufacturing Corporation, which is one of our strategic foundry partners.  We recorded an unrealized loss on our investment in HHSL’s ordinary shares of $4.7 million and $1.5 million in fiscal 2015 and 2014, respectively, as a result of the decline in the fair market value of the investment. During 2016 the Company disposed the shares of HHSL and the realized gain is immaterial to the consolidated financial statements.
Equity in Net Loss of Equity Method Investees
We have been making investments in Enovix Corporation ("Enovix"). We invested $28.0 million and $23.0 million in Enovix during 2015 and 2016 respectively. Our investment holding comprised of 38.7% and 46.6% of Enovix's equity at the end of fiscal 2015 and 2016, respectively. Since the fourth quarter of 2014 we have been accounting for our investment in Enovix using the equity method of accounting.
In the second quarter of fiscal 2016, we changed the basis of accounting for our investment in Deca Technologies Inc. ("Deca") to the equity method of accounting. As of the end of fiscal year 2016, our investment comprised 52.5% of Deca's equity.
During fiscal 2016, 2015 and 2014, we recorded $9.4 million, $7.1 million and $5.1 million respectively for our share of losses recorded by Enovix. During fiscal 2016, we recorded $8.2 million for our share of losses recorded by Deca.
Income Taxes
Our income tax expense was $2.6 million and $16.9 million in fiscal 2016 and fiscal 2015, respectively.  Our income tax benefit was $1.2 million for fiscal 2014. The income tax expense for fiscal 2016 was primarily attributable to income taxes associated with our non-US operations, primarily offset by release of previously accrued taxes related to the lapsing of statutes of limitation. The income tax expense for fiscal 2015 was primarily a result of non-U.S. income taxes on income earned in foreign jurisdictions. The income tax benefit in fiscal 2014 was primarily attributable to a release of previously accrued taxes of approximately $8.3 million related to settlements with taxing authorities and the lapsing of statutes of limitations, primarily offset by income taxes associated with our non-U.S. operations.

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
International revenues account for a significant portion of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 25%. The impact on our provision for income taxes of foreign income being taxed at rates different than the U.S. federal statutory rate was an expense of approximately $36.6 million, an expense of $22.4 million, and benefit of $37.5 million in 2016, 2015 and 2014, respectively. The foreign jurisdictions with lower tax rates as compared to the U.S. statutory federal rate that had the most significant impact on our provision for foreign income taxes in the periods presented include the Cayman Islands, Malaysia, Philippines and Thailand.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. On February 19, 2016, the Internal Revenue Service appealed the decision. A final decision has yet to be issued. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential impact, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any impact related to this issue as of January 1, 2017.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our consolidated cash, cash equivalents and short-term investments and working capital:

	As of
	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Cash, cash equivalents and short-term investments	$121,144	$227,561	$118,812
Working capital, net	$191,486	$322,376	$37,479

Key Components of Cash Flows

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
	(in thousands)
Net cash provided by operating activities	$217,419	$8,801	$103,336
Net cash used in investing activities	$(613,439)	$(79,087)	$(42,156)
Net cash provided by (used in) financing activities	$289,502	$193,240	$(43,453)
Fiscal 2016:
Operating Activities
Net cash provided by operating activities of $217.4 million during fiscal 2016 was primarily due to a net loss of $686.9 million offset by net non-cash items of $884.1 million and $20.2 million increase in cash due to changes in operating assets and liabilities. The non-cash items primarily consisted of:

•	depreciation and amortization of $265.9 million,

•	stock based compensation expense of $105.3 million,

•	restructuring costs and other of $27.2 million,

•	accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt of $13.1 million,

•	Share in net loss of equity method investees of 17.6 million,

•	goodwill impairment charge of $488.5 million,

•	gain related to investment in Deca Technologies Inc. of $112.8 million,

•	impairment charge related to assets held for sale of $37.2 million, and

•	impairment charge for acquisition-related IPR&D of $33.9 million.

The increase in net cash due to changes in operating assets and liabilities during fiscal 2016 of $20.2 million, which was primarily due to the following:

•	an increase in accounts receivable of $41.0 million due to an increase in sales during fiscal 2016. The days sales outstanding for fiscal 2016 and fiscal 2015 were 61 days;

◦	an increase in inventories of $34.0 million as a result of the IoT acquisition;

•	an increase in other current and long-term assets of $12.2 million, primarily due to timing of payments for certain licenses;

•	an increase in accounts payable, accrued and other liabilities of $76.7 million due to timing of payments; and

•
a decrease in deferred income of $66.8 million due to the transition of additional product families to the sell-in basis of revenue recognition. The decrease in deferred income was offset by an increase in price adjustment reserve for sale to distributors of $97.3 million due to the change in revenue recognition for certain product families in fiscal 2016 on a sell-in basis, which required us to record a reserve for distributor price adjustments based on our estimate of historical experience rates.

Investing Activities

In fiscal 2016, we used approximately $613.4 million of cash in our investing activities primarily due to $550.0 million for acquisition of the IoT business, $57.4 million of cash used for property and equipment expenditures relating to purchases of certain tooling, laboratory and manufacturing facility equipment and $27.1 million cash paid for certain investments, which including $23.0 million towards our investment in Enovix. Such uses of cash were offset by sale and maturities of investments of $85.9 million.

Financing Activities

In fiscal 2016, we generated approximately $289.5 million of cash from financing activities, primarily from our borrowings on the 4.50% Senior Convertible Notes of $287.5 million, $450 million borrowing on our Term Loan B and proceeds of $43.9 million from employee equity awards. Such borrowings were offset by the repurchase of stock in the amount of $175.7 million, net repayments of $312.0 million on the revolving credit facility, $141.4 million dividend payments, purchase of capped call for the 4.50% Senior Exchangeable Notes of $8.2 million and repayments of capital leases and Term Loan A of $10.6 million.

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
Liquidity and Contractual obligations
Senior Secured Revolving Credit Facility
On July 5, 2016, the Company entered into a Joinder and Amendment Agreement with the guarantors party thereto, the initial incremental term loan lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent. The Joinder Agreement supplements the Company’s existing Amended and Restated Credit and Guaranty Agreement, dated as of March 12, 2015, by and among the Company, the guarantors, the lenders, the Agent, and Morgan Stanley Bank, N.A., as issuing bank and others.
The Joinder and Amendment Agreement provides for the incurrence by the Company of an incremental term loan in an aggregate principal amount of $450.0 million (“Term Loan B”). The incurrence of Term Loan B is permitted as an incremental loan under the Credit Agreement and is subject to the terms of the Credit Agreement and to additional terms set forth in the Joinder and Amendment Agreement. Term Loan B will initially bear interest at (i) an adjusted LIBOR rate loan plus an applicable margin of 5.50% or (ii) an adjusted base rate loan plus an applicable margin of 4.50%. Following the delivery of the

Compliance Certificate and the financial statements for the period ending the last day of the third Fiscal Quarter of 2016, Term Loan B shall bear interest, at the Company’s option, at (i) an adjusted LIBOR rate plus an applicable margin of either 5.25% or 5.50%, or (ii) an adjusted base plus an applicable margin of either 4.25% or 4.50%, with the applicable margin in each case determined based on the Company’s total net leverage ratio for the trailing twelve month period ended as of the last day of the Company’s most recently ended fiscal quarter. The Company paid an upfront fee to the initial incremental lenders in an amount equal to 1.5% of the aggregate principal amount of the Incremental Term Loan funded. The Company is required to pay a prepayment premium of 1% of the principal amount prepaid if it prepays the Incremental Term Loan in certain circumstances prior to the date that is twelve months after the Closing Date. Term Loan B was fully funded on the Closing Date and matures on July 5, 2021.The Company incurred financing costs of $11.5 million to the lenders of Term Loan B which has been capitalized and recognized as a deduction of the Term Loan B balance in “Long-term revolving credit facility and long term debt” on the Consolidated Balance Sheet. These costs will be amortized over the life of Term Loan B and recorded in “Interest Expense” on the Consolidated Statement of Operations.
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
We believe that the liquidity provided by existing cash, cash equivalents and available-for-sale investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. In addition, we may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives (including the acquisition of other companies) and provide us with additional flexibility to take advantage of other business opportunities that arise. As of January 1, 2017, we were in compliance with all of the financial covenants under the Credit Facility.
As of the filing date of this Form 10-K, $872.0 million aggregate principal amount of loans and letters of credit are outstanding under the Credit Facility.
Refer to Note 14 of the Notes to the Consolidated Financial Statements under Item 8 for more information on our senior secured revolving credit facility.
Contractual Obligations
The following table summarizes our contractual obligations as of January 1, 2017:

	Total	2017	2018 and 2019	2020 and 2021	After 2021
	(In thousands)
Purchase obligations (1)	$458,473	$244,427	$146,007	$68,039	$—
Operating lease commitments (2)	77,322	18,935	22,622	13,945	21,820
Capital lease obligations and Equipment loans	152	152	—	—	—
2.00% Senior Exchangeable Notes	149,990	—	—	149,990	—
4.50% Senior Exchangeable Notes	287,500	—	—	—	287,500
Term Loan A	95,000	7,500	17,500	70,000	—
Term Loan B	444,375	22,500	47,835	374,040	—
Interest payment on debt	247,362	60,688	113,624	66,437	6,613
Senior Secured Revolving Credit Facility	332,000	—	—	332,000	—
Total contractual obligations	$2,092,174	$354,202	$347,588	$1,074,451	$315,933

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

As of January 1, 2017 our unrecognized tax benefits were $24.3 million, which were classified as long-term liabilities. We believe it is possible that we may recognize approximately $0.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.
Equity Investment Commitments
We have committed to make additional investments of an amount of approximately $5 million in Enovix subject to the attainment of certain milestones.
Capital Resources and Financial Condition
Our long-term strategy is to maintain a minimum amount of cash for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities, repayment of debt, the purchase of our stock through our stock buyback program and payments of regularly scheduled cash dividends. In addition we may use excess cash to invest in strategic investments and partnerships and pursue acquisitions. Our investment policy defines three main objectives when buying investments: security of principal, liquidity, and maximization of after-tax yield. We invest excess cash in various financial securities subject to certain requirements including security type, duration, concentration limits, and credit rating profile.
As of January 1, 2017 a total cash and short-term investment position of $121.1 million is available for use in current operations.
As of January 1, 2017, approximately 64.0% of our cash and cash equivalents and available-for-sale investments are held outside of the United States. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.

On February 17, 2017, we amended our Senior Secured Credit Facility. The amendment reduced the applicable margin on our Term Loan A from 5.11% to 3.75% and on our Term Loan B from 5.50% to 3.75% effective February 17, 2017. Additionally, the amended financial covenants include the following conditions: 1) maximum senior secured leverage ratio of 4.25 to 1.00 through December 31, 2017, 2) maximum senior secured leverage ratio of 4.00 to 1.00 through July 1, 2018 and 3.75 to 1.00 thereafter.
We believe that liquidity provided by existing cash, cash equivalents and investments, our cash from operations and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should economic conditions were to become adverse, debt covenants constraints, and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. We may also choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives including the acquisition of other companies, repurchases of shares of stock or increase our dividends or pay a special dividend and provide us with additional flexibility to take advantage of other business opportunities that arise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Annual Report on Form 10-K and the data used to prepare them. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and we are required to make estimates, judgments and assumptions in the course of such preparation. Note 1 of the Notes to the Consolidated Financial Statements under Item 8 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, we re-evaluate our judgments and estimates including those related to revenue recognition, allowances for doubtful accounts receivable, inventory valuation, valuation of long-lived assets, goodwill and financial instruments, stock-based compensation, and settlement costs, and income taxes. We base our estimates and judgments on historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies that are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements are as follows:
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

We have prior to 2014, recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. We continuously reassess our ability to reliably estimate the ultimate price of these products and, over the past several years, has made investments in its systems and processes around its distribution channel to improve the quality of the information it receives from its distributors. Given these ongoing investments, and based on the financial framework we use for estimating potential price adjustments, in the fourth quarter of 2014 we began recognizing revenue on certain product families and with certain distributors (less its estimate of future price adjustments and returns) upon shipment to the distributors (also referred to as the sell-in basis of revenue recognition).

During fiscal 2016, we recognized approximately $59.2 million of incremental revenue from this change in revenue recognition, which resulted in a reduction of our net loss of $19.5 million for fiscal 2016, or $0.06 per basic and diluted share.
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
The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in other income (expense), net in its Consolidated Statements of Operations.  Refer Note 11 of the Notes to the Consolidated Financial Statements under Item 8 for further details on cash flow and balance sheet hedges.
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
Employee Benefit Plans:
In connection with the Merger, we assumed the Spansion Innovates Group Cash Balance Plan (a defined benefit pension plan) in Japan. A defined benefit pension plan is accounted for on an actuarial basis, which requires the selection of various assumptions such as turnover rates, discount rates and other factors. The discount rate assumption is determined by comparing the projected benefit payments to the Japanese corporate bonds yield curve as of end of the most recently completed fiscal year. The benefit obligation is the projected benefit obligation (PBO), which represents the actuarial present value of benefits expected to be paid upon retirement. This liability is recorded in other long term liabilities on the Consolidated Balance Sheets. Net periodic pension cost is recorded in the Consolidated Statements of Operations and includes service cost. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money associated with the passage of time on the PBO. Gains or losses resulting from a change in the PBO if actual results differ from actuarial assumptions will be accumulated and amortized over the future life of the plan participants if they exceed 10% of the PBO, being the corridor amount. If the amount of a net gain or loss does not exceed the corridor amount, it will be recorded to other comprehensive income (loss). See Note 18 of the Notes to the Consolidated Financial Statements for further details of the pension plans.
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
Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks
Our investment portfolio consists of a variety of financial instruments that expose us to interest rate risk, including, but not limited to, money market funds, certificate of deposit and corporate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate increase in interest rates would have a material effect on the fair value of our portfolio.
Our debt obligations consists of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Revolving Credit Facility, Term Loans and Convertible Notes. Interest on the Convertible Notes is fixed and interest on our Term Loans is at a variable rate. The interest rate on each of these instruments is tied to short term interest rate benchmarks including the Prime Rate and LIBOR. For example, a one hundred basis point change in the contractual interest rates would change our interest expense for the Term Loans by approximately $5.2 million annually.
We would not expect our long-term operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates since this debt may be refinanced with alternative sources of liquidity, such as convertible debt.
Foreign Currency Exchange Risk
We operate and sell products in various global markets and purchase capital equipment using foreign currencies but predominantly the U.S. dollar. We are exposed to certain risks associated with changes in foreign currency exchange rates in Japanese yen and other foreign currencies and are exposed to foreign currency exchange rate fluctuations.
For example,

•	sales of our products are denominated in U.S. dollars, Japanese yen and Euros;

•	some of our manufacturing costs are denominated in Japanese yen, and other foreign currencies such as the Thai baht and Malaysian ringgit;

•	some of our operating expenses are denominated in Japanese yen and other foreign currencies and

•	some fixed asset purchases and sales are denominated in other foreign currencies.
Consequently, movements in exchange rates could cause our revenues and our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our foreign exchange exposure on our foreign currency denominated assets and liabilities. We also hedge a percentage of our forecasted revenue denominated in Japanese yen with foreign currency forward contracts. The objective of these contracts is to mitigate impact of foreign currency exchange rate movements to our operating results on a short-term basis. We do not use these contracts for speculative or trading purposes.
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
We analyzed our foreign currency exposure, including our hedging strategies, to identify assets and liabilities denominated in other currencies. For those assets and liabilities, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. We have determined that there would be an immaterial effect on our results of operations from such a shift. Please see Note 11 of the Notes to the Consolidated Financial Statements under Item 8 for details on the contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 1, 2017	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$120,172	$226,690
Accounts receivable, net	333,037	292,736
Inventories	287,776	243,595
Assets held for sale	30,796	—
Other current assets	122,162	87,751
Total current assets	893,943	850,772
Property, plant and equipment, net	297,266	425,003
Goodwill	1,439,472	1,738,882
Intangible assets, net	904,561	789,195
Equity method investments	188,687	41,330
Other long-term assets	147,942	159,079
Total assets	$3,871,871	$4,004,261
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$241,424	$143,383
Accrued compensation and employee benefits	60,552	54,850
Price adjustments and other distributor related reserves	154,525	55,097
Deferred margin on sales to distributors	—	68,964
Dividends payable	35,506	36,520
Current portion of long-term debt	30,152	14,606
Other current liabilities	180,298	154,976
Total current liabilities	702,457	528,396
Deferred income taxes and other tax liabilities	44,934	51,737
Revolving credit facility and long-term debt	1,194,979	673,659
Other long-term liabilities	36,749	37,784
Total liabilities	1,979,119	1,291,576
Commitments and contingencies (Note 20)	—	—
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 497,055 and 481,912 shares issued; 323,583 and 332,276 shares outstanding at January 1, 2017 and January 3, 2016, respectively	4,737	4,637
Additional paid-in-capital	5,676,236	5,623,411
Accumulated other comprehensive loss	(8,811)	(227)
Accumulated deficit	(1,445,033)	(758,780)
Stockholders’ equity before treasury stock	4,227,129	4,869,041
Less: shares of common stock held in treasury, at cost; 173,472 and 149,636 shares at January 1, 2017 and January 3, 2016 and, respectively	(2,335,301)	(2,148,193)
Total Cypress stockholders’ equity	1,891,828	2,720,848
Non-controlling interest	924	(8,163)
Total equity	1,892,752	2,712,685
Total liabilities and equity	$3,871,871	$4,004,261

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands, except per-share amounts)
Revenues	$1,923,108	$1,607,853	$725,497
Costs and expenses:
Cost of revenues	1,237,974	1,207,850	361,820
Research and development	331,737	281,391	164,560
Selling, general and administrative	317,383	323,570	170,741
Amortization of intangible assets	174,745	108,335	6,683
Impairment of acquisition-related intangible assets	33,944	—	—
Impairment related to assets held for sale	37,219	—	—
Goodwill impairment charge	488,504	—	—
Restructuring costs (benefit)	26,131	90,084	(1,180)
(Gain) related to investment in Deca Technologies Inc.	(112,774)	—	—
(Gain) on divestiture of TrueTouch® Mobile business	—	(66,472)	—
Total costs and expenses	2,534,863	1,944,758	702,624
Operating (loss) income	(611,755)	(336,905)	22,873
Interest expense	(55,192)	(16,356)	(5,763)
Other income (expense), net	313	(3,769)	3,303
(Loss) Income, before income taxes and non-controlling interest	$(666,634)	$(357,030)	$20,413
Income tax (provision) benefit	(2,616)	(16,960)	1,173
Share in net loss of equity method investees	(17,644)	(7,148)	(5,068)
Net (loss) income	(686,894)	(381,138)	16,518
Net income attributable to non-controlling interest, net of taxes	643	2,271	1,418
Net income (loss) attributable to Cypress	$(686,251)	$(378,867)	$17,936
Net income (loss) per share attributable to Cypress:
Basic	$(2.15)	$(1.25)	$0.11
Diluted	$(2.15)	$(1.25)	$0.11
Cash dividends declared per share	$0.44	$0.44	$0.44
Shares used in net income (loss) per share calculation:
Basic	319,522	302,036	159,031
Diluted	319,522	302,036	169,122

The accompanying notes are an integral part of these consolidated financial statements

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended
	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Net (loss) income	$(686,894)	$(381,138)	$16,518
Other comprehensive (loss) income:
Net change in unrealized (losses) gains on available for sale securities	—	28	131
Reclassifications of net realized (gains) losses on available-for-sale securities included in net income (loss)	—	—	171
Net unrecognized gain on Defined Benefit Plan	(1,214)	26	—
Net unrealized gain (loss) arising during the period	(5,186)	(1,651)	—
Net loss reclassified into earnings for revenue hedges (effective portion)	13,650	(1,678)	—
Net loss reclassified into earnings for revenue hedges (ineffective portion)	(173)	—	—
Net loss reclassified into earnings from expense hedges (ineffective portion)	—	80	—
Net loss (gain) reclassified into earnings for expense hedges (effective portion)	(15,661)	3,014	—
Net unrealized gain (loss) on cash flow hedges	(7,370)	(235)	—
Other comprehensive gain (loss)	(8,584)	(181)	302
Comprehensive income (loss)	(695,478)	(381,319)	16,820
Comprehensive loss attributable to non-controlling interest	643	2,271	1,418
Comprehensive income (loss) attributable to Cypress	$(694,835)	$(379,048)	$18,238

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Equity
December 29, 2013	296,346	$2,963	$2,665,453	$(177)	$(397,849)	143,132	$(2,090,233)	$(4,474)	$175,683
Comprehensive income:
Net income attributable to Cypress	—	—	—	—	17,936	—	—	—	17936
Net unrealized gain on available-for-sale investments	—	—	—	131	—	—	—	—	131
Yield enhancement structured agreements, net	—	—	318	—	—	—	—	—	318
Issuance of common shares under employee stock plans	9,821	76	33,071	—	—	—	—	—	33,147
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	22	(260)	—	(260)
Stock-based compensation	—	—	46,663	—	—	—	—	—	46,663
Dividends	—	—	(70,335)	—	—	—	—	—	(70,335)
Noncontrolling interest	—	—	—	—	—	—	—	(1,418)	(1,418)
Balances at December 28, 2014	306,167	$3,039	$2,675,170	$(46)	$(379,913)	143,154	$(2,090,493)	$(5,892)	$201,865
Comprehensive income:
Net income attributable to Cypress	—	—	—	—	(378,867)	—	—	—	(378,867)
Net unrealized gain on available-for-sale investments	—	—	—	(181)	—	—	—	—	(181)
Changes in employee deferred compensation plan assets	—	—	—	—	—	—	(227)	—	(227)
Yield enhancement structured agreements, net	—	(96)	(9,118)	—	—	1,000	—	—	(9,214)
Assumption of stock options and awards related to Spansion Merger	163,932	—	2,666,865	—	—	—	—	—	2,666,865
Assumption of 2.00% Senior Exchangeable Notes related to Spansion Merger	—	—	287,362	—	—	—	—	—	287,362
Issuance of common shares under employee stock plans	11,813	1,694	53,863	—	—	—	—	—	55,557
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	234	(2,455)	—	(2,455)
Repurchase of common shares	—	—	—	—	—	5,248	$(55,018)	—	(55,018)
Stock-based compensation	—	—	95,814	—	—	—	—	—	95,814
Dividends	—	—	(146,545)	—	—		—	—	(146,545)
Noncontrolling interest	—	—	—	—	—	—	—	(2,271)	(2,271)
January 3, 2016	481,912	4,637	5,623,411	(227)	(758,780)	149,636	(2,148,193)	(8,163)	$2,712,685
Comprehensive income:
Net income attributable to Cypress	—	—	—	—	(686,251)	—	—	—	(686,251)
Net unrealized gain on available-for-sale investments	—	—	—	(7,344)	(2)		—		(7,346)
Unrealized gain in defined pension benefit plan	—	—	—	(1,240)	—	—	—	—	(1,240)
Changes in employee deferred compensation plan assets	—	—	—	—	—	—	(94)	—	(94)
Issuance of common shares under employee stock plans	15,143	100	48,166	—	—	—	—	—	48,266
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	887	(11,320)	—	(11,320)
Repurchase of common shares	—	—	—	—	—	22,949	(175,694)	—	(175,694)
Stock-based compensation	—	—	105,536	—	—	—	—	—	105,536
Convertible debt	—	—	47,686	—	—	—	—	—	47,686
Purchase of capped calls	—	—	(8,166)	—	—	—	—	—	(8,166)
Dividends	—	—	(140,397)	—	—	—	—	—	(140,397)
Deconsolidation of Deca	—	—	—	—	—	—	—	6,838	6,838
Noncontrolling interest	—	—	—	—	—	—	—	2,249	2,249
January 1, 2017	497,055	$4,737	$5,676,236	$(8,811)	$(1,445,033)	173,472	$(2,335,301)	$924	$1,892,752
 The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(686,894)	$(381,138)	$16,518
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Stock-based compensation expense	105,268	93,527	50,170
Depreciation and amortization	265,922	241,584	46,734
Impairment of acquisition-related intangible assets	33,944	—	—
Impairment related to assets held for sale	37,219	—	—
Impairment of goodwill	488,504	—	—
(Gain) related to investment in Deca Technologies	(112,774)	—	—
(Gain) loss on sale or retirement of property and equipment, net	7,375	424	(196)
Gain on divestiture of TrueTouch® Mobile business	—	(66,472)	—
Share in net loss of equity method investees	17,644	7,148	5,068
Accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt	13,139	2,537	—
Loss on trading securities	598	3,191	1,667
Restructuring and other costs	27,235	11,623	(908)
Changes in operating assets and liabilities, net of effects of an acquisition and divestiture:
Accounts receivable	(41,022)	(117,371)	5,099
Inventories	(33,677)	288,264	9,140
Other current and long-term assets	(12,225)	(5,977)	10,560
Price adjustment reserve for sales to distributors	99,428	32,666	19,605
Accounts payable and other liabilities	76,699	(86,960)	(32,731)
Deferred margin on sales to distributors	(68,964)	(14,245)	(27,390)
Net cash provided by operating activities	$217,419	$8,801	$103,336
Cash flows from investing activities:
Acquisitions, net of cash acquired	(550,000)	(105,130)	—
Proceeds from maturities of available-for-sale investments	40,000	800	16,556
Proceeds from sales of available-for-sale investments	45,904	16,584	—
Purchases of marketable securities	(80,202)	(1,530)	(23,425)
Contribution, net of distributions to deferred compensation plan	(1,857)	1,511	(1,283)
Acquisition of property, plant and equipment	(57,398)	(47,206)	(20,947)
Deconsolidation of investment in Deca	17,627	—	—
Cash paid for equity and cost method investments, and other	(27,149)	(34,126)	(18,400)
Proceeds from divestiture	—	88,635	3,240
Other	(364)	1,375	2,103
Net cash used in investing activities	$(613,439)	$(79,087)	$(42,156)

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Cash flows from financing activities:
Repurchase of common stock	(175,694)	(55,018)	—
Proceeds from employee equity awards	43,850	52,857	31,755
Yield enhancement structured agreements settled in cash, net	—	387	318
Yield enhancement structured agreements settled in stock, net	—	(9,601)	—
Payments of dividends	(141,410)	(127,995)	(69,248)
Purchase of capped calls	(8,165)	—	—
Proceeds from settlement of capped calls	—	25,293	—
Repayment of equipment leases, loans and others	(11,061)	(9,420)	(6,278)
Borrowings under revolving credit facility and line of credit	195,000	537,000	264,000
Borrowings under Term Loan	450,000	97,228	—
Repayments of revolving credit facility and line of credit loan	(312,000)	(315,000)	(264,000)
Repayment of Term Loan A	(10,625)	—	—
Financing costs	(27,893)	(2,491)	—
Proceeds from issuance of 4.50% Senior Exchangeable Notes	287,500	—	—
Net cash provided by (used in) financing activities	$289,502	$193,240	$(43,453)
Net increase (decrease) in cash and cash equivalents	(106,518)	122,954	17,727
Cash and cash equivalents, beginning of year	226,690	103,736	86,009
Cash and cash equivalents, end of year	$120,172	$226,690	$103,736
Supplemental disclosures:
Dividends payable	$35,506	$36,549	$17,931
Cash paid for income taxes	$8,288	$8,736	$4,598
Cash paid for interest	$32,625	$9,670	$5,774
Unpaid purchases of property, plant and equipment	$3,960	$6,663	$1,688

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Cypress manufactures advanced embedded system solutions for automotive, industrial, home automation and appliances, consumer electronics and medical products. Cypress' programmable systems-on-chip, general-purpose microcontrollers, analog ICs, wireless and USB-C based connectivity solutions and memories help engineers design differentiated products. Cypress is committed to providing customers with support and engineering resources enabling innovators and out-of-the-box thinkers to disrupt markets and create new product categories in record time.
The Company’s operations outside of the United States include its assembly and test plants in Thailand and the Philippines, and sales offices and design centers located in various parts of the world.
On March 12, 2015, the Company completed the merger (“Spansion Merger”) with Spansion Inc. (“Spansion”) pursuant to the Agreement and Plan of Merger and Reorganization, as of December 1, 2014 (the "Merger Agreement"), for a total consideration of approximately $2.8 billion. Consequently, the financial condition and results of operations includes the financial results of legacy Spansion beginning March 12, 2015. The comparability of our results for the year ended January 1, 2017 to the same periods in fiscal 2015 is impacted by the Spansion Merger.
On July 5, 2016, the Company completed its acquisition of certain assets primarily related to the Internet of Things business of Broadcom Corporation (“IoT business”) pursuant to an Asset Purchase Agreement with Broadcom ("Broadcom"), dated April 28, 2016, for a total consideration of approximately $550 million.
Effective as of July 29, 2016, the Company has changed the method of accounting for its investment in Deca Technologies Inc. (“Deca”) from consolidation to the equity method of accounting as a result of the investment by certain third party investors in Deca. The comparability of results for fiscal 2016 compared to prior year periods presented is impacted by this change. See Note 6 of the Notes to the Consolidated Financial Statements.
Pursuant to reorganization and internal reporting structure effective fourth quarter, the Company operates under two reportable business segments: Memory Products Division ("MPD") and MCD. Prior to the fourth quarter of fiscal 2016, the Company reported under four reportable business segments: MPD, Programmable Systems Division ("PSD"), Data Communications Division ("DCD") and Emerging Technologies Division ("ETD").
The prior reportable segments of PSD and DCD have been combined and are referred to as MCD. Deca, previously included in ETD, and now accounted for as an equity method investment, has been reflected in MCD for historical results. The MPD segment comprises of substantial portion of the previous MPD segment, as well as certain portions of the previous PSD. Agiga, previously included in ETD has been combined with MPD.
The prior periods herein reflect this change in segment information.
Basis of Preparation
The Company reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2016 ended on January 1, 2017, Fiscal 2015 ended on January 3, 2016 and Fiscal 2014 ended on December 28, 2014. Fiscal years 2016 and 2014 each contained 52 weeks. Fiscal 2015 contained 53 weeks.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Cypress and all of its subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
Certain balances included on the Consolidated Balance Sheet and in the Consolidated Statement of Cash Flows for prior periods have been reclassified to conform to the current period presentation.

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
Fair Value of Financial Instruments
For certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. See Note 7 of the Notes to the Consolidated Financial Statements for a detailed discussion of fair value measurements.
Cash and Cash Equivalents
Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.
Investments
All of the Company’s investments in equity securities in publicly traded companies are classified as trading securities. All of the Company’s investments in debt securities are classified as available-for-sale securities. Available-for-sale debt securities with maturities greater than twelve months are classified as short-term when they are intended for use in current operations. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, as a component of “Accumulated other comprehensive income (loss)” on the Consolidated Balance Sheets. The Company also has minority equity investments in privately-held companies. Minority equity investments in which the Company’s ownership interest is less than 20% are carried at cost less any other than temporary impairment write-downs. Minority equity investments in which the Company’s ownership interest is 20% or greater are accounted for using the equity method of accounting. Under the equity method of accounting, the Company is required to record its interest in the investee's reported net income or (loss) for each reporting period. The Company’s equity method investments are included in “Equity Method Investments” on the Consolidated Balance Sheets.
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

The Company evaluates its long-lived assets, including property, plant and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends, and a significant decline in the Company’s stock price for a sustained period of time. Impairment is recognized based on the difference between the estimated fair value of the asset and its carrying value. Estimated fair value is generally measured based on quoted market prices, if available, appraisals or discounted cash flow analysis.
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
Convertible debt
In accounting for each series of Senior Exchangeable Notes at issuance, the Company separated the Convertible Notes into debt and equity components according to accounting standards codification ("ASC") 470-20 for convertible debt instruments that may be fully or partially settled in cash upon conversion. The carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for non-convertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the effective interest method. In accounting for the transaction costs incurred relating to issuance of the Notes, the Company allocated the costs of the offering in proportion to the fair value of the debt and equity recognized in accordance with the accounting standards. The transaction costs allocated to the debt are being amortized as interest expense over the term of the Notes.
In accounting for the cost of the capped call transaction entered in connection with the issuance of the Senior Exchangeable Notes, the Company included the cost as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheet, in accordance with the guidance in ASC 815-40 Derivatives and Hedging-Contracts in Entity’s Own Equity.  See Note 14 of the Notes to the Consolidated Financial Statements for more information.

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

The properties that are held for sale prior to the sale date are classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet. See Note 5 of the Notes to the Consolidated Financial Statements for more information.
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.
The Company assesses goodwill for impairment on an annual basis on the first day of the fourth quarter of our fiscal year and if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. In accordance with ASU 2011-8, Testing Goodwill for Impairment, qualitative factors may be assessed to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. See Note 3 of the Notes to the Consolidated Financial Statements for more information.

Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment as discussed above. See Note 4 of the Notes to the Consolidated Financial Statements for more information.
Acquisition related In-process Research and Development
Acquisition-related in-process research and development represents the fair value of incomplete research and development projects that have not reached technological feasibility as of the date of acquisition. Initially, these assets are not subject to amortization. The incomplete projects are reviewed each quarter for impairment related to cancellation, change in business plans as well as completion. Assets related to projects that have been completed are transferred to developed technology, which are subject to amortization.
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

The Company had historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. The Company continuously reassesses its ability to reliably estimate the ultimate price of these products and, over the past several years, has made investments in its systems and processes around its distribution channel to improve the quality of the information it receives from its distributors. Given these ongoing investments, and based on the financial framework we use for estimating potential price adjustments, in the fourth quarter of 2014 the Company began recognizing revenue on certain product families and with certain distributors (less its estimate of future price adjustments and returns) upon shipment to the distributors (also referred to as the sell-in basis of revenue recognition).
As a result of this change, the Company recognized incremental $12.3 million of revenue during the fourth quarter of fiscal 2014. The impact of this change resulted in an increase of $6.2 million to net income attributable to Cypress for fiscal 2014, or $0.04 per basic and diluted share.
During fiscal 2015, the Company recognized $40.9 million of incremental revenue from this change on additional product families, which resulted in a decrease to the net loss of $25.0 million or $0.08 per basic and diluted shares.

During fiscal 2016, the Company recognized $59.2 million of incremental revenue from this change in revenue recognition, which resulted in a reduction of the Company’s net loss of $19.5 million for fiscal 2016, or $0.06 per basic and diluted share. As at the end of fiscal 2016, 100% of the distribution revenue has been converted to sell-in basis of revenue recognition.
The Company records as a reduction to revenues reserves for sales returns, price protection, stock rotation, and allowances based upon historical experience rates and for any specific known customer amounts. The Company also provides certain distributors and EMSs with volume-pricing discounts, such as rebates and incentives, which are recorded as a reduction to revenues at the time of sale.
Employee Benefit Plans

A defined benefit pension plan is accounted for on an actuarial basis, which requires the selection of various assumptions such as turnover rates, discount rates and other factors. The discount rate assumption is determined by comparing the projected benefit payments to the Japanese corporate bonds yield curve as of end of the most recently completed fiscal year. The benefit obligation is the projected benefit obligation (PBO), which represents the actuarial present value of benefits expected to be paid upon retirement. This liability is recorded in other long term liabilities on the Consolidated Balance Sheets. Net periodic pension cost is recorded in the Consolidated Statements of Operations and includes service cost. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money associated with the passage of time on the PBO. Gains or losses resulting from a change in the PBO if actual results differ from actuarial assumptions will be accumulated and amortized over the future life of the plan participants if they exceed 10% of the PBO, being the corridor amount. If the amount of a net gain or loss does not exceed the corridor amount, it will be recorded to other comprehensive income (loss). See Note 18 of Notes to the Consolidated Financial Statements for further details of the pension plans.
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
See Note 11 of Notes to the Consolidated Financial Statements for further details of the contracts.
Shipping and Handling Costs
The Company records costs related to shipping and handling in cost of revenues.
Advertising Costs
Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expense was $3.1 million, $5.0 million and $3.7 million for fiscal years  2016, 2015 and 2014, respectively.
Foreign Currency Transactions
The Company uses the United States dollar as the functional currency for all of its foreign entities. Assets and liabilities of these entities are remeasured into the United States dollar using exchange rates in effect at the end of the period, except for non-monetary assets and liabilities, such as property, plant and equipment, which are remeasured using historical exchange rates. Revenues and expenses are remeasured using average exchange rates in effect for the period, except for items related to assets and liabilities, such as depreciation, that are remeasured using historical exchange rates. The total gains (losses) from foreign currency re-measurement for fiscal years 2016, 2015 and 2014 were $(4.3) million, $0.7 million and $1.4 million respectively and are included in “Other income (expense), net” in the Consolidated Statements of Operations. For additional details related to items included in “Other income (expense), net,” see Note 13 of the Notes to the Consolidated Financial Statements.

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
Outstanding accounts receivable from one of the Company’s distributors, accounted for 24%, of the consolidated accounts receivable as of January 1, 2017. Outstanding accounts receivable from two of the Company's distributors, accounted for 42% and 11% of the Company's consolidated accounts receivable as of January 3, 2016.
Revenue generated through two of the Company’s distributors accounted for 25% and 10%, of the consolidated revenues for fiscal 2015 .
Revenue generated through three of the Company’s distributors, accounted for 13%, 10% and 10% respectively, of the consolidated revenues for fiscal 2014.

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
Impact of Recently Issued Accounting Pronouncements
The following are the accounting pronouncements issued but not adopted that may materially affect the Company’s consolidated financial statements:
In May 2014, the FASB issued an ASU on revenue from contracts with customers, ASU No. 2014-09, "Revenue from Contracts with Customers." This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The standard permits the use of either the retrospective or cumulative effect transition method. The guidance is effective for annual reporting periods including interim reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods including interim reporting periods beginning after December 15, 2016. As the new standard will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all the Company's business segments, in addition to its business processes, compensation, information technology systems and other financial reporting and operational elements. The Company does not plan to early adopt this guidance and has not presently selected a transition method. While we are continuing to assess all potential impacts, we believe the most significant impact of this new guidance on the Company will relate to timing of recognition of revenue from intellectual property and non-recurring engineering arrangements. Because at the end of fiscal 2016, the Company has transitioned all revenue from distributors from sell-through to the sell-in basis of accounting, it does not expect the new guidance to materially impact the timing of recognition of future revenue from distributors. While we are continuing to assess all potential impacts, given our distributor revenues are now recognized at the time of shipment, we believe the most material impact of this new guidance on the Company will relate to timing of recognition of revenue from intellectual property and non-recurring engineering arrangements.

In February 2016, the FASB issued an ASU 2016-02, “Leases (Topic 842).” The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. This ASU is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The Company is currently evaluating the impact the pronouncement will have on it's consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for share-based payments transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements
In October 2016, the FASB issued ASU 2016-16, “Intra- Entity Transfers of Assets Other Than Inventory”. For public entities, ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-17, “Consolidation: Interest held through Related Parties that Are under Common Control". For public entities ASU 2016-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017- 04, "Intangibles, Goodwill & Other- Simplifying the test for goodwill impairment". The guidance simplifies the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company is currently assessing the impact of this new guidance.

Recently Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board issued ASU 2014-15, Presentation of Financial Statements, Going Concern. The ASU provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for fiscal years ending after December 15, 2016 and for interim periods there after. The Company adopted ASU 2015-16 standard for the fiscal year ended January 1, 2017.
NOTE 2. MERGERS AND ACQUISITIONS

Acquisition of IoT Business from Broadcom
On July 5, 2016, the Company completed its acquisition of certain assets primarily related to the IoT business of Broadcom Corporation (“Broadcom”) pursuant to an Asset Purchase Agreement, dated April 28, 2016. In connection with the closing of the transaction, the Company paid Broadcom $550 million in cash. The results of business acquired as part of this acquisition is reported in the Company’s Microcontroller and Connectivity Division.
The acquisition was accounted for using the purchase method of accounting. During the year ended January 1, 2017 approximately $8.9 million in expense were incurred as acquisition expenses related to the IoT business and were recorded in Selling, general and administrative line item in the Consolidated Statements of Operations.
The table below represents the allocation of the purchase price to the net assets acquired based on their estimated fair values:

	Fair Values as of July 5, 2016	Changes through January 1, 2017		Final allocation as of January 1, 2017
	(In thousands)
Intangible assets	$295,400	$28,600	(a)	$324,000
Property, plant and equipment	16,256	14		16,270
Inventories	11,655	—		11,655
Other current assets	6,532	18		6,550
Other long-term assets	4,203	—		4,203
Goodwill	217,726	(28,632)		189,094
Total assets acquired	$551,772	$—		$551,772
Other current liabilities	(1,199)	—		(1,199)
Other long-term liabilities	(573)	—		(573)
Total liabilities assumed	(1,772)	—		(1,772)
Fair value of net assets acquired	$550,000	$—		$550,000

(a) The Company obtained new information regarding the valuation of intangibles assets as of the acquisition date which led to a net increase in the fair value of total assets of $28.6 million and a corresponding decrease in goodwill.
The purchase price has been allocated based on the estimated net tangible and intangible assets of the IoT business that existed on the date of the acquisition. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition.
Identifiable intangible assets
The table below shows the valuation of the intangible assets acquired from Broadcom along with their estimated useful lives:

	As of January 1, 2017
	Gross	Accumulated Amortization	Net	Estimated life
	(in thousands)			(in years)
Existing Technology	$189,300	$(23,662)	$165,638	4
In-Process Research and Development Technology	88,900	—	88,900	N/A
Backlog	13,500	(13,500)	—	<1
Customer Relationships	20,000	(1,000)	19,000	10
License Agreements	3,700	(1,850)	1,850	1
Trademarks	8,600	(1,075)	7,525	4
Total intangible assets	$324,000	$(41,087)	$282,913

In-process research and development ("IPR&D") consists of 6 projects. These projects are expected to be completed during fiscal 2017. The estimated remaining costs to complete the IPR&D projects were approximately $8.9 million as of the acquisition date. The acquired IPR&D will not be amortized until completion of the related products which is determined by when the underlying projects reach technological feasibility and commence commercial production. Upon completion, each IPR&D project will be amortized over its useful life which are expected to be approximately 4 years.
Goodwill
The excess of the fair value of the purchase consideration over the fair values of these identifiable assets and liabilities was recorded as goodwill. The goodwill recognized is primarily attributable to the assembled workforce, a reduction in costs and other synergies, and an increase in product development capabilities. Goodwill was initially allocated to the Company’s previous data communications division and was reallocated to the new Microcontroller and Connectivity Division during the fourth quarter of 2016. The goodwill resulting from the acquisition is expected to be deductible for tax purposes.

Spansion Merger

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

In connection with the Merger, the Company assumed stock options and RSUs originally granted by Spansion and converted them into Cypress stock options and RSUs. The fair value of the stock options assumed were determined using a Black-Scholes valuation model with market-based assumptions. The fair value of partially vested Spansion equity awards was $15.68 per share, the Cypress closing stock price on March 12, 2015. The fair value of unvested equity awards relating to future services, and not yet earned, will be recorded as operating expenses over the remaining service periods. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates.

The table below represents the final allocation of the purchase price to the net assets acquired based on their estimated fair values:

Final allocation of January 3, 2016

Cash and cash equivalents	$44,870
Short-term investments	1,433
Accounts receivable, net	99,387
Inventories	450,634
Other current assets	56,630
Property, plant and equipment, net	356,908
Intangible assets, net	860,700
Goodwill	1,673,186
Other long-term assets	63,497
Total assets acquired	$3,607,245
Accounts payable	(155,336)
Accrued compensation and benefits	(44,669)
Income taxes payable	(1,399)
Other current liabilities	(158,113)
Deferred income taxes and other long term liabilities	(18,202)
Other non current liabilities	(21,477)
Long-term debt (1)	(391,184)
Total liabilities assumed	$(790,380)
Fair value of net assets acquired	$2,816,865
(1) Includes the fair value of the debt and equity components of Spansion's Exchangeable 2.00% Senior Notes assumed by the Company.
The table below shows the valuation of the intangible assets acquired from Spansion, along with their estimated useful lives:.

	As of March 12, 2015
	Gross	Estimated range of lives (in years)
	(In thousands)
Existing Technology	$507,100	4 to 6
In-Process Research and Development Technology	212,300	N/A
Backlog	14,500	1
Customer/Distributor Relationships	97,300	9
License Agreements	9,400	3
Trade Name / Trademarks	20,100	10
Total intangible assets	$860,700
The purchase price was allocated based on the estimated net tangible and intangible assets of Spansion that existed on the date of the Merger. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the Merger. During the fourth quarter of 2015, as additional information became available, the Company finalized its purchase price allocation that resulted in change in values allocated to identifiable assets and liabilities.

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
In-process research and development ("IPR&D") represents the estimated fair values of incomplete Spansion research and development projects that had not reached technological feasibility as of the date of Merger. In the future, the fair value of each project at the Merger date will be either amortized or impaired depending on whether the projects are completed or abandoned. The fair value of IPR&D was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D less charges representing the contribution of other assets to those cash flows. A discount rate of 10.5% was used to discount the cash flows to the present value.

IPR&D consisted of 21 projects, primarily relating to the development of process technologies to manufacture NOR, NAND, Analog, and MCU products. The acquired IPR&D will not be amortized until completion of the related products which is determined by when the underlying projects reach technological feasibility and commence commercial production. Upon completion, each IPR&D project will be amortized over its useful life; useful lives for IPR&D are expected to range between 4 years and 6 years.
As of January 1, 2017, 15 out of 21 projects originally identified, representing $92.1 million of the total capitalized IPR&D of $212.3 million, had reached technological feasibility and were transferred to developed technology. Remaining IPR&D projects are expected to be completed in fiscal 2017. During fiscal 2016, the Company recognized a $33.9 million impairment charge related to two IPR&D projects that were cancelled due to changes in the Company’s product portfolio strategy. The impairment charges are included in the “Impairment of acquisition-related intangible assets” line in the Consolidated Statements of Operations.
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
Pro forma consolidated results of operations
The following unaudited pro forma financial data for the years ended January 3, 2016 and January 1, 2017 assume that the acquisitions of the IoT business and Spansion Merger had occurred at the beginning of fiscal year 2015. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment, adjustments to stock-based compensation expense, and interest expense for the incremental indebtedness incurred, amortization of the step up to fair value of acquired inventory, acquisition related expenses and tax related expenses.The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the combined businesses. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Years Ended
	January 1, 2017	January 3, 2016
	(In thousands, except per-share amounts)
Revenues	$2,018,124	$1,982,824
Net loss	$(725,359)	$(505,544)
Net loss per share attributable to Cypress
Basic	$(2.27)	$(1.67)
Diluted	$(2.27)	$(1.67)

NOTE 3. GOODWILL
Changes in carrying value of goodwill
During fiscal years 2014, 2015 and through the first three quarters of fiscal 2016, the Company had four reporting units - Memory Products Division (“MPD”), Programmable Solutions Divison (“PSD”), Data Communications Division (“DCD”) and Emerging Technologies Division (“ETD”), of which MPD, PSD and DCD carried goodwill.
During the second quarter of fiscal 2016, the Company concluded that a combination of factors, including (a) decreases in its forecasted operating results when compared with the expectations of the PSD reporting unit at the time of the Spansion Merger, primarily in consumer markets as the Company has subsequently increased its focus on the automotive and industrial end markets, (b) evaluation of business priorities due to recent changes in management, and (c) certain market conditions necessitated a quantitative impairment analysis for the carrying value of the Goodwill related to PSD which resulted in an impairment charge of $488.5 million.
As a result of the IoT business acquisition during the third quarter of fiscal 2016, the DCD reporting unit recorded $189.1 million in goodwill.
As a result of a reorganization in the operations of the Company, effective in the beginning of the fourth quarter of fiscal 2016, the Company has two reporting units MPD and Microcontroller & Connectivity Division (“MCD”). Upon the change of the reporting units, the carrying value of goodwill was reallocated to the new MPD and MCD reporting units based on relative fair values of the respective reporting units. Immediately prior to and following the reallocation, an analysis to assess the recoverability of the carrying value of goodwill was carried out which did not indicate any impairment.
The changes in the carrying amount of goodwill by reportable segment for the year ended January 1, 2017 were as follows:

	MPD	PSD	DCD	MCD	Total
	(in thousands)
Goodwill as of December 28, 2014 (1)	$33,860	$31,836	$—	$—	$65,696
Goodwill from merger with Spansion	739,036	937,000	—	—	1,676,036
Measurement period adjustments	(2,850)	—	—	—	(2,850)
Goodwill as of January 3, 2016	$770,046	$968,836	$—	$—	$1,738,882
Goodwill impairment		(488,504)			(488,504)
Goodwill from acquisition of IoT Business	—	—	217,726	—	217,726
Measurement period adjustments	—	—	(28,632)	—	(28,632)
Reallocation of goodwill	(113,447)	(480,332)	(189,094)	782,873	—
Goodwill as of January 1, 2017	$656,599	$—	$—	$782,873	$1,439,472

(1) The Company had previously recorded an impairment charge of $351.3 million in the fourth quarter of fiscal 2008.

Impairment related to the legacy PSD recorded in second quarter of fiscal 2016
As the first step of the quantitative test (“Step 1”) in the goodwill impairment test related to the legacy PSD reporting unit, the Company estimated the fair value of the net assets, including goodwill related to legacy PSD through a combination of a market approach and an income approach. This combination was deemed to be the best indication of the reporting unit’s estimated fair value in an orderly transaction between market participants and is consistent with the methodology of the Company used for the goodwill impairment tests in prior years. The Company applied a weighting of 75% to the income approach and 25% to the market approach. Under the market approach, the Company utilized publicly-traded comparable company information to determine revenue and earnings multiples that are used to value the reporting units. Under the income approach, the Company determined fair value based on estimated future cash flows of the reporting unit discounted by an estimated weighted-average cost of capital, reflecting the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. The Company based cash flow projections for legacy PSD on a forecast of cash flows and a terminal value based on perpetuity growth model for the industry. The forecast and related assumptions were derived from a five-year outlook which included adjustments arising from the changes in strategic decisions as previously discussed.
Based on the Step 1 analysis, the Company concluded that the carrying value of legacy PSD’s net assets exceeded their estimated fair value as of June 1, 2016, the date of the analysis. Prior to completing the goodwill impairment test, the Company tested the recoverability of the long lived assets related to the legacy PSD, other than goodwill, and no impairment was noted based on this assessment.
Given the difference between the carrying and estimated fair value of the net assets as noted in Step 1, the Company performed the second step of the quantitative test (“Step 2”) by comparing the carrying value of the goodwill related to legacy PSD to its implied fair value. The implied fair value of goodwill was calculated by allocating all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculated the implied fair value of goodwill in the same manner as if the legacy PSD reporting unit was being acquired in a business combination. An impairment charge of $488.5 million was recognized for the excess of the carrying value of goodwill over its implied fair value.
Annual impairment assessment
Goodwill is subject to an annual impairment test during the Company’s fourth quarter of each fiscal year, or earlier if indicators of potential impairment exist, using either a qualitative or a quantitative assessment. Our impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value.
During the fourth quarter of fiscal 2016, immediately prior to and immediately after the reallocation of goodwill to the new reporting units, the Company performed a quantitative assessment to test goodwill for impairment. The Company estimated the fair values of its reporting units using a combination of the income and market approach. These valuation approaches consider a number of factors that include, but are not limited to, forecasted financial information, growth rates, terminal or residual values, discount rates and comparable multiples from publicly traded companies in the Company’s industry and require the Company to make certain assumptions and estimates regarding industry economic factors and the future profitability of its’ business. Based on this goodwill impairment tests, the Company estimated that the fair value of equity of all reporting units exceeded their carrying value immediately prior to and immediately after the reorganization. As such, no impairment of in the carrying value of goodwill was identified during the fourth quarter of fiscal 2016.
In fiscal 2015, the Company had elected to perform a quantitative goodwill impairment test for each of its reporting units based on which no goodwill impairment was identified in fiscal 2015.
In fiscal 2014, the Company had elected to perform a qualitative analysis for impairment on goodwill based on which no goodwill impairment was identified in fiscal 2014.
The next annual evaluation of the goodwill by reporting unit will be performed during the fourth quarter of fiscal year 2017, or earlier if indicators of potential impairment exist. Such indicators include, but are not limited to, challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions. Such conditions could have the effect of changing one of the critical assumptions or estimates we use to calculate the fair value of our reporting units, which could result in a decrease in fair value and require us to record goodwill impairment charges.
NOTE 4. INTANGIBLE ASSETS

The following tables present details of the Company’s total intangible assets:

	As of January 1, 2017			As of January 3, 2016
	Gross	Accumulated Amortization	Net (a)	Gross	Accumulated Amortization	Net (a)
	(In thousands)
Developed technology and other intangible assets
Acquisition-related intangible assets	$1,021,244	$(295,023)	$726,221	$836,256	$(226,417)	$609,839
Non-acquisition related intangible assets	12,000	(8,863)	3,137	13,368	(10,228)	3,140
Total developed technology and other intangible assets	$1,033,244	$(303,886)	729,358	$849,624	$(236,645)	$612,979
In-process research and development	175,203	—	175,203	176,216	—	176,216
Total intangible assets	$1,208,447	$(303,886)	$904,561	$1,025,840	$(236,645)	$789,195

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

The below table presents details of the IPR&D assets as of January 1, 2017:

(in thousands)
As of January 3, 2016	$176,216
Intangibles acquired as part of IoT business (Note 2)	88,900
Technological feasibility achieved	(55,969)
Projects impaired	(33,944)
As of January 1, 2017	$175,203
During fiscal 2016, the Company recognized a $33.9 million impairment charge related to two IPR&D projects that were cancelled due to changes in the Company’s product portfolio strategy. The impairment charges are included in the “Impairment of acquisition-related intangible assets” line in the Consolidated Statements of Operations.
As of January 1, 2017, the estimated future amortization expense of intangible assets including IPR&D was as follows:

Fiscal Year	(In thousands)
2017	$188,211
2018	182,462
2019	175,234
2020	115,058
2021 and future	68,393
Total future amortization expense	$729,358

NOTE 5. ASSETS HELD FOR SALE
In the third quarter of fiscal 2016, the Company committed to a plan to sell its wafer manufacturing facility located in Bloomington, Minnesota, as well as a building in Austin, Texas.

The carrying value of these assets held for sale as of January 1, 2017 reflects the lower of carrying value or fair value, net of estimated costs to sell the assets. The Company performed an analysis and estimated the fair value of the assets, less estimated selling costs, and determined the fair value was lower than the carrying value of the assets. As a result, based on this analysis the Company recorded an impairment charge of $37.2 million during fiscal 2016 to write these assets down to their estimated fair value, less selling costs.
On March 1, 2017, the Company completed the sale of its wafer fabrication facility in Minnesota. See Note 22 of the Notes to the Consolidated Financial Statements.
The sale of building in Austin, Texas, is expected to be completed in fiscal 2017.

NOTE 6. INVESTMENT IN EQUITY METHOD INVESTMENTS
Privately-held equity investments are accounted for under the equity method of accounting if the Company has an ownership interest of 20% or greater or if it has the ability to exercise significant influence over the operations of such companies.  The Company’s total investments in equity securities accounted for under the equity method of accounting are $188.7 million and $41.3 million as of January 1, 2017 and January 3, 2016, respectively.

	January 1, 2017	Ownership	January 3, 2016	Ownership
Deca Technologies Inc.	$134,327	52.2%	N/A	N/A
Enovix Corporation	54,360	46.6%	41,330	38.7%
Equity method investments	$188,687		$41,330
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
After giving effect to the above transactions, the Company's ownership in Deca was reduced to 52.2% as of July 29, 2016. As a consequence of the substantive rights afforded to third party new investors in the Purchase Agreement, including, among other things, participation on the Board of Directors of Deca, the approval of operating plans, approval of indebtedness, the Company determined that it no longer has the power to direct the activities of Deca that most significantly impact Deca's economic performance. However, since the Company continues to have significant influence over Deca's financial and operating policies, effective July 29, 2016, the investment in Deca is being accounted for as an equity method investment and is no longer a consolidated subsidiary. The carrying value of this equity method investment as of July 29, 2016 was determined based on the fair value of the equity in Deca, which was estimated to be $142.5 million. This represents the Company's remaining investment in Deca immediately following the investments by the third-party investors. As a result of the change in the method of accounting for the Company's investment in Deca from consolidation to the equity method of accounting, the net carrying value of the assets and liabilities related to Deca, and the adjustments related to the recognition of the initial fair value of the equity method investment resulted in a gain of $112.8 million which has been reflected as "Gain related to investment in Deca Technologies Inc." in the Consolidated Statements of Operations and was calculated as follows:

(in thousands)
Consideration received
Cash proceeds received for sale of shares in Deca	20,627
Add:
Fair value of retained equity method investment	142,508
Carrying amount of non-controlling interest	(6,838)
156,297
Less:
Carrying amount of net assets of Deca at July 29, 2016	(43,523)
Gain related to investment in Deca	112,774

The Company held 52.5% of Deca's outstanding voting shares as of January 1, 2017 and the carrying value of the investments was $134.3 million on the Company's Consolidated Balance Sheet as of January 1, 2017. The Company recorded $8.2 million in share in net loss of equity method investee relating to Deca for the period from July 29, 2016 to January 1, 2017.

Enovix Corporation

During fiscal 2016, the Company invested an additional $23.0 million in Enovix Corporation (“Enovix”), which increased the Company’s cumulative total investment to $79.5 million as of January 1, 2017.  The carrying value of the investment in Enovix was $54.4 million and $41.3 million as of January 1, 2017 and January 3, 2016 respectively. The Company recorded $9.4 million and $7.1 million in share of net loss of equity method relating to Enovix for the year ended January 1, 2017 and January 3, 2016 respectively. The Company held 46.6% and 38.7% of this investee’s voting shares as of January 1, 2017 and January 3, 2016 respectively.

NOTE 7. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of January 1, 2017 and January 3, 2016:

	As of January 1, 2017			As of January 3, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Reported as cash equivalents:
Money market funds	$287	$—	$287	$119	$—	$119
Total cash equivalents	287	—	287	119	—	119
Reported as short-term investments:
Certificates of deposit	—	972	972	—	871	871
Total short-term investments	—	972	972	—	871	871
Reported as long-term investments:
Marketable equity securities	—	—	—	6,516	—	6,516
Total long-term investments	—	—	—	6,516	—	6,516
Employee deferred compensation plan assets:
Cash equivalents	3,809	—	3,809	3,333	—	3,333
Mutual funds	22,658	—	22,658	22,023	—	22,023
Equity securities	11,974	—	11,974	8,624	—	8,624
Fixed income	4,088	—	4,088	3,227	—	3,227
Stable Value Funds	—	3,045	3,045	—	4,042	4,042
Total employee deferred compensation plan assets	42,529	3,045	45,574	37,207	4,042	41,249
Foreign Exchange Forward Contracts	—	6,605	6,605	—	983	983
Total financial assets	$42,816	$10,622	$53,438	$43,842	$5,896	$49,738
Financial Liabilities
Foreign Exchange Forward Contracts	—	15,582	15,582	—	1,382	1,382
Employee deferred compensation plan liability	—	46,359	46,359	—	41,457	41,457
Total financial liabilities	$—	$61,941	$61,941	$—	$42,839	$42,839

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

•
Level 3—includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement. As of January 1, 2017 and January 3, 2016, the Company did not own any financial assets utilizing Level 3 inputs.

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings using the specific identification method.
There were no material  transfers between Level 1, Level 2 and Level 3 fair value hierarchies during fiscal 2016 and 2015.
There were no unrealized gains or losses on available-for-sale securities as of 2016 or 2015. Realized gains and realized losses from sales of available-for-sale in fiscal 2016, 2015 and 2014 were not material.

As of January 1, 2017, the contractual maturities of the Company’s available-for-sale investments and certificates of deposit were less than a year.
Assets Measured at Fair Value on a Nonrecurring Basis
Certain of the Company’s assets, including intangible assets, goodwill and cost-method investments, are measured at fair value on a nonrecurring basis if impairment is indicated.
As of January 1, 2017, the carrying value of the Company’s senior secured revolving line of credit was $332.0 million (See Note 14). The carrying value of the Company's Credit Facility approximates its fair value since it bears an interest rate that is comparable to rates on similar credit facilities and is determined using Level 2 inputs.
The Company's 2.00% Senior Exchangeable Notes assumed as part of the Merger is traded in the market and is categorized as Level 2. The carrying value and the estimated fair value of the debt portion of the Notes as of January 1, 2017 is $135.4 million and $326.0 million respectively. See Note 14 of the Notes to the Consolidated Financial Statements for further details.
The Company’s 4.50% Senior Convertible Notes are traded in the secondary market and its fair value is determined using Level 2 inputs. The carrying value and the estimated fair value of the debt portion of the said Notes as of January 1, 2017, were $236.5 million and $324.0 million, respectively. See Note 14 of the Notes to the Consolidated Financial Statements for further details.
NOTE 8. BALANCE SHEET COMPONENTS
Accounts Receivable, net

	As of
	January 1, 2017	January 3, 2016
	(In thousands)
Accounts receivable, gross	$338,061	$295,803
Allowances for doubtful accounts receivable and sales returns	(5,024)	(3,067)
Accounts receivable, net	$333,037	$292,736

Inventories

	As of
	January 1, 2017	January 3, 2016
	(In thousands)
Raw materials	$15,525	$13,516
Work-in-process	208,525	192,245
Finished goods	63,726	37,834
Total inventories	$287,776	$243,595

Other Current Assets

	As of
	January 1, 2017	January 3, 2016
	(In thousands)
Prepaid tooling	$11,768	$19,379
Restricted cash relating to pension plan, current (see Note 18)	4,206	3,730
Advance to suppliers	16,549	10,683
Prepaid royalty and licenses	17,769	14,281
Derivative asset	6,605	966
Value added tax receivable	11,625	12,493
Receivable from sale of TrueTouch®Mobile business	10,000	—
Other current assets	43,640	26,219
Total other current assets	$122,162	$87,751

Property, Plant and Equipment, Net

	As of
	January 1, 2017	January 3, 2016
	(In thousands)
Land	$29,844	$37,819
Equipment	493,498	1,191,469
Buildings, building and leasehold improvements	175,589	314,017
Construction in progress	36,066	28,050
Furniture and fixtures	6,728	12,946
Total property, plant and equipment, gross	741,725	1,584,301
Less: accumulated depreciation and amortization	(444,459)	(1,159,298)
Total property, plant and equipment, net	$297,266	$425,003

Other Long-term Assets

	As of
	January 1, 2017	January 3, 2016
	(In thousands)
Employee deferred compensation plan	$45,574	$41,249
Investments in cost method equity securities	13,331	9,184
Deferred tax assets	4,463	4,080
Long-term license	14,498	24,079
Restricted cash relating to pension plan, non-current (see Note 18)	—	3,462
Long-term receivable from sale of TrueTouch ® Mobile business	—	10,000
Advances to suppliers	25,207	26,237
Other assets	44,869	40,788
Total other long-term assets	$147,942	$159,079

Other Current Liabilities

	As of
	January 1, 2017	January 3, 2016
	(In thousands)
Employee deferred compensation plan	$46,359	$41,457
Restructuring accrual - current portion (see Note 10)	24,029	7,270
Deferred Revenue on sale of TrueTouch® mobile business	—	15,295
Rebate reserve	2,320	7,944
Derivative liability	15,582	1,283
Other current liabilities	92,008	81,727
Total other current liabilities	$180,298	$154,976

Other Long-Term Liabilities

	As of
	January 1, 2017	January 3, 2016
	(In thousands)
Long-term pension liabilities	$6,378	$8,712
Restructuring accrual - non-current portion (see Note 10)	11,294	14,217
Asset retirement obligation	5,067	2,783
Other long-term liabilities	14,010	12,072
Total other long-term liabilities	$36,749	$37,784

NOTE 9.EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION
The Company’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
The Company currently has the following employee stock plans:
1999 Stock Option Plan (“1999 Plan”):
The 1999 Plan expired in March 2009. There are currently no shares available for grant under the 1999 Plan. Under the 1999 Plan 1.5 million shares are issued and outstanding. Any outstanding shares cancelled or forfeited under the 1999 Plan will not be available for any future grants since the 1999 Plan expired.
2013 Stock Option Plan (“2013 Plan”):
At the 2013 Annual Shareholders Meeting, the Company’s shareholders approved the extension of the 1994 Stock Plan to January 15, 2024 and renamed the plan as the 2013 Stock Plan. The 2013 Plan provides for (1) the discretionary granting of Options, Stock Appreciation Rights ("SARs"), Restricted Stock Awards ("RSAs") or Restricted Stock Units ("RSUs") to Employees, Consultants and Outside Directors, which Options may be either Incentive Stock Options (for Employees only) or Nonstatutory Stock Options, as determined by the Administrator at the time of grant; and (2) the grant of Nonstatutory Stock Options, SARs, Restricted Stock or RSUs to Outside Directors pursuant to an automatic, non-discretionary formula. Options or awards granted under the 2013 Stock Plan generally expire over terms not exceeding eight years from the date of grant, subject to earlier termination upon the cessation of employment or service of the recipients. The maximum aggregate number of shares authorized for issuance under the 2013 Stock Plan is 145.2 million shares. As of January 1, 2017, 19.3 million options or 10.2 million RSUs and RSAs were available for grant under the 2013 Stock Plan.
2010 Equity Incentive Award Plan (“2010 Plan”)
In connection with the Company’s Merger with Spansion, it assumed their 2010 Plan, as amended, which reserves a total of 10.1 million shares of common stock for issuance under stock options, stock appreciation rights, restricted stock units, restricted stock, performance awards, stock payments, dividend equivalents and deferred stock to its employees, consultants and non-employee members of its Board of Directors. The 2010 Plan provides that incentive stock options may only be granted to employees of the Company or its subsidiaries. All stock options expire if not exercised by the seventh anniversary of the grant date. Annual RSU awards granted generally vest over a period of two to four years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issuance of restricted stock and restricted stock units is satisfied by issuing authorized common stock or treasury stock. Shares that are subject to or underlie awards that expire or for any reason are cancelled, terminated or forfeited, or fail to vest will again be available for grant under the 2010 Plan. Grants from this plan are limited to employees who joined Cypress as part of the Merger and grants to new Cypress employees.  As of January 1, 2017, 4.9 million shares of stock options or RSUs and RSAs were available for grant under the 2010 Plan.
2012 Incentive Award Plan (“2012 Plan”):
In connection with the Company’s acquisition of Ramtron in 2012, it assumed their 2012 Plan, as amended, which reserves a total of 1.2 million shares of common stock for issuance under stock option or restricted stock grants. The exercise price of all non-qualified stock options must be no less than 100% of the fair market value on the effective date of the grant under the 2012 Plan, and the maximum term of each grant is seven years. The 2012 Plan permits the issuance of incentive stock options, the issuance of restricted stock, and other types of awards. Restricted stock grants generally vest five years from the date of grant. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issuance of restricted stock and restricted stock units is satisfied by issuing authorized common stock or treasury stock. Grants from this plan are limited to employees who joined Cypress as part of the Ramtron acquisition and grants to new Cypress employees. As of January 1, 2017, 14.6 thousand shares of stock options or 9.6 thousand RSUs and RSAs were available for grant under the 2012 Plan.
Employee Stock Purchase Plan (“ESPP”) :
At the 2013 Annual Shareholders Meeting, the Company’s shareholders approved an extension of the Company’s Employee Stock Purchase Plan (“ESPP Plan”) to May 10, 2023. The Company’s amended and restated ESPP allows eligible employees to purchase shares of our common stock through payroll deductions. The ESPP contains consecutive 18 months offering periods composed of three six months exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each six -month exercise period. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $21,250. As of January 1, 2017 2.6 million shares were available for future issuance under the ESPP.
Stock-Based Compensation
The following table summarizes stock-based compensation expense by line item in the Consolidated Statement of Operations:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
		(In thousands)
Cost of revenues	$21,366	$16,459	$13,209
Research and development	41,528	25,719	16,187
Selling, general and administrative	42,374	51,349	20,774
Total stock-based compensation expense	$105,268	$93,527	$50,170
As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been adjusted for estimated forfeitures. The accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Aggregate cash proceeds from the issuance of shares under the employee stock plans were $43.9 million, $52.9 million and $32.0 million for fiscal 2016, fiscal 2015 and 2014, respectively. No income tax benefit was realized from stock option exercises for fiscal 2016, 2015 and 2014. As of January 1, 2017 and January 3, 2016 stock-based compensation capitalized in inventories totaled $4.6 million and $4.3 million, respectively.
The following table summarizes stock-based compensation expense by type of awards:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
		(In thousands)
Stock options	$700	$1,920	$4,717
Restricted stock units and restricted stock awards	81,905	74,897	37,837
ESPP	22,663	16,710	7,616
Total stock-based compensation expense	$105,268	$93,527	$50,170

The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of January 1, 2017:

(In thousands)		Weighted-Average Amortization Period
		(In years)
Stock options	$781	0.83
Restricted stock units and restricted stock awards	76,001	1.21
ESPP	5,671	0.46
Total unrecognized stock-based compensation balance, net of estimated forfeitures	$82,453	1.15

During the second quarter of fiscal 2016, the Company, as part of the severance agreement executed with Dr. T.J. Rodgers, accelerated the vesting of the PSU’s previously granted and modified the vesting conditions such that 100% of such awards effective date of his termination which was April 28, 2016. During the third quarter of fiscal 2016, as part of the severance agreements executed with two other executives, the Company accelerated vesting of options, RSU's and PSU's previously granted and modified the vesting conditions. Included in the stock-based compensation expense for the year ended January 1, 2017 is an amount of $4.3 million related to the impact of the said modifications.

Valuation Assumptions
The Company estimates the fair value of its stock-based equity awards using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model were as follows:

Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Stock Option Plans:
Expected life	—	—	4.4-5.7 years
Volatility	—	—	39.7%-41.1%
Risk-free interest rate	—	—	0.26%-1.75%
Dividend yield	—	—	4.2%-4.4%
ESPP:
Expected life	0.5-1.5 years	0.5-1.5 years	0.5-1.5 years
Volatility	36.9%-38.5%	35.9%-46.6%	31.0%-36.1%
Risk-free interest rate	0.37%-0.61%	0.09%-0.86%	0.03%-0.35%
Dividend yield	4.1%	4.5%-5.2%	4.2%-4.4%

Expected life: Expected life is based on historical exercise patterns, giving consideration to the contractual terms of the awards and vesting schedules. In addition, employees who display similar historical exercise behavior are grouped separately into two classes (executive officers and other employees) in determining the expected life.
Volatility: The Company determined that implied volatility of publicly traded call options and quotes from option traders on its common stock is more reflective of market conditions and, therefore, can reasonably be a better indicator of expected volatility than historical volatility. Therefore, volatility is based on a blend of historical volatility of the Company’s common stock and implied volatility.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
Dividend yield: The expected dividend is based on the Company’s history and expected dividend payouts.
Employee Equity Award Activities
As of January 1, 2017, 24.1 million stock options, or 15.1 million RSUs/PSUs, were available for grant under the 2013 Stock Plan, the 2010 Equity Incentive Award Plan (formerly the Spansion 2010 Equity Incentive Award Plan) and the 2012 Incentive Award Plan (formerly the Ramtron Plan).
Stock Options:
As a part of the Merger, Cypress assumed all outstanding Spansion options and these options were converted into options to purchase Cypress common stock at the agreed upon conversion ratio. The exercise price per share for each assumed Spansion option is equal to exercise price per share of Spansion option divided by 2.457.

The following table summarizes the Company’s stock option activities:

	Year Ended
	January 1, 2017		January 3, 2016		December 28, 2014
	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
	(In thousands, except per-share amounts)
Options outstanding, beginning of year	16,840	$7.99	14,463	$9.24	19,060	$8.33
Options assumed as a part of the Merger	—	$—	8,976	$12.86	—	$—
Granted	—	$—	—	$—	522	$10.24
Exercised	(8,255)	$5.03	(5,391)	$5.71	(4,027)	$4.47
Forfeited or expired	(638)	$12.54	(1,208)	$12.75	(1,092)	$11.59
Options outstanding, end of year	7,947	$10.70	16,840	$7.99	14,463	$9.24
Options exercisable, end of year	6,736	$10.62	14,366	$7.40	9,787	$8.05

The weighted-average grant-date fair value was $2.22 per share for options granted in fiscal 2014.  The Company did not grant any new stock options during fiscal 2015 and fiscal 2016.
The aggregate intrinsic value of the options outstanding and options exercisable as of January 1, 2017 was $12.9 and $12.5 million respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of January 1, 2017 and does not include substantial tax payments.
The aggregate intrinsic value of the options outstanding and options exercisable as of January 3, 2016 was $48.1 million and $47.9 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of January 3, 2016 and does not include substantial tax payments.
The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was $46.0 million in fiscal 2016, $41.8 million in fiscal 2015 and $26.4 million in fiscal 2014.
The aggregate grant date fair value of the options which vested in fiscal 2016, 2015, and 2014 was $3.5 million, $5.6 million and $6.9 million, respectively.
The following table summarizes information about options outstanding and exercisable as of January 1, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
		(In years)
$2.72- $6.17	1,336,223	1.69	$5.42	1,324,572	$5.42
$6.22-$8.79	798,714	1.14	$7.07	784,191	$7.04
$8.85-$10.76	818,312	3.67	$10.11	587,081	$10.12
$10.79-$10.92	69,331	4.48	$10.85	48,054	$10.84
$11.27-$11.27	1,569,893	3.93	$11.27	1,254,685	$11.27
$11.32-$11.40	144,953	2.09	$11.33	137,317	$11.33
$11.55-$11.55	1,832,550	4.29	$11.55	1,297,262	$11.55
$11.58-$17.77	949,361	2.38	$15.04	875,539	$15.24
$18.86-$22.88	418,175	2.64	$19.42	417,587	$19.42
$23.23-$23.23	9,460	2.52	$23.23	9,460	$23.23
	7,946,972	3.05	$10.70	6,735,748	$10.62

The total number of exercisable in-the-money options was 4.1 million shares as of January 1, 2017.
Restricted Stock Units, Performance-Based Restricted Stock Units and Restricted Stock Awards:
The following table summarizes the Company’s restricted stock unit and restricted stock award activities:

	Year Ended
	January 1, 2017		January 3, 2016		December 28, 2014
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
	(In thousands, except per-share amounts)
Non-vested, beginning of year	11,053	$13.43	7,838	$10.98	8,652	$11.97
Granted and assumed	11,318	$11.19	10,172	$14.78	6,344	$10.16
Released	(5,890)	$13.36	(3,594)	$5.60	(4,363)	$11.58
Forfeited	(2,701)	$12.36	(3,363)	$11.66	(2,795)	$11.21
Non-vested, end of year	13,780	$11.83	11,053	$13.43	7,838	$10.98

Of the total awards granted in 2016, 1.2 million awards were performance-based units granted for the performance-based restricted stock program (PARS) for 2016, 0.9 million awards were service-based units granted under the 2016 PARS program, which employees are eligible to earn 100% if they remain an employee of the Company through specified dates between fiscal 2016 and 2018, and 0.1 million awards were granted to individuals subject to the achievement of specific milestones. Of the total awards granted and assumed in 2015, 3.3 million awards were performance-based units granted for the performance-based restricted stock program (PARS) for 2015, 1.6 million awards were service-based units granted under the 2015 PARS program, which employees are eligible to earn 100% if they remain an employee of the Company through specified dates between fiscal 2016 and 2018, and 23 thousand awards were granted to individuals subject to the achievement of specific milestones. Of the total awards granted in 2014, 2.6 million awards were performance-based units granted for the 2014 PARS program, 0.6 million awards were service-based units granted under the 2014 PARS program and 0.2 million awards were granted to individuals subject to the achievement of specific milestones.

Of the total awards released in 2016, 0.2 million and 72 thousand shares awards were released for the performance-based units and service-based units, respectively granted under the 2016 PARS program, 1.9 million and 0.6 million awards were released for the performance-based units and service-based units, respectively granted under the 2015 PARS program, 0.1 million awards were released for the service-based units granted under the 2014 PARS program and 0.3 million shares were released to individuals who achieved the specific milestones set upon grant. Of the total awards released in 2015, 0.6 million and 0.5 million awards were released for the performance-based units and service-based units, respectively granted under the 2015 PARS program and 0.2 million shares were released to individuals who achieved the specific milestones set upon grant. Of the total awards released in 2014, 2.4 million awards were released for the performance-based units granted under the 2013 PARS program and 46 thousand shares were released to individuals who achieved the specific milestones set upon grant.

A portion of the non-vested balance as of January 1, 2017 included 3.7 million units for the PARS programs.  These PARS were issued to certain senior-level employees and can be earned ratably over a period of one to three years, subject to the achievement of certain milestones that were set by the Compensation Committee in advance.  Any share not earned due to not achieving the full performance milestone are forfeited and returned to the pool.
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
The milestones for the 2016 PARS Program, as approved by the Compensation Committee included service condition and performance conditions linked to the Company's total shareholder return (TSR) relative to its peers, achievement of Spansion merger synergies, achievement of non-GAAP earnings per share and margin and certain product development milestones.
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
The milestones for the 2015 PARS Program, as approved by the Compensation Committee included service condition and performance conditions related to the Company's TSR relative to its peers, achievement of Spansion merger synergies and achievement of non-GAAP earnings per share.
The three milestones for the 2014 PARS Program, as approved by the Compensation Committee, included service condition, performance condition related to the achievement of a specific revenue amount, and achievement of annual goals or CSFs of our Chief Executive Officer.
ESPP:
During fiscal 2016, 2015 and 2014, the Company issued 1.2 million, 2.6 million and 1.5 million shares under its ESPP with weighted-average price of $8.34, $8.69 and $8.93 per share, respectively.

NOTE 10. RESTRUCTURING

2016 Restructuring Plan

In September 2016, the Company began implementation of a reduction in workforce ("2016 Plan") which is expected to result in elimination of approximately 430 positions worldwide across various functions. The personnel costs related to the 2016 plan during fiscal 2016 were $26.3 million. The Company expects that the cash costs incurred under the 2016 plan will be paid out through fiscal 2017.
Spansion Integration-Related Restructuring Plan

In March 2015, the Company began the implementation of planned cost reduction and restructuring activities in connection with the Merger. As part of this plan, the Company planned to eliminate approximately 1,000 positions from the combined workforce across all business and functional areas on a global basis. The restructuring charge of $90.1 million recorded for the fiscal year ended January 3, 2016 primarily consists of severance costs, lease termination costs and impairment of property, plant and equipment. The lease termination costs include approximately $18 million relating to the buildings Spansion had leased prior to the Merger, which the Company decided not to occupy in the post-merger period. The initial term of the lease commenced on January 1, 2015 and will expire on December 31, 2026.
During fiscal 2016, a release of previously estimated personnel related liability of $0.1 million was recorded.

The following table summarizes the restructuring charges recorded in Consolidated Statements of Operations:

	Year Ended
	(In thousands)
	January 1, 2017	January 3, 2016	December 28, 2014
Personnel Costs	$26,131	58,972	$(357)
Lease termination costs and other related charges	—	18,016	—
Impairment of property, plant and equipment	—	12,531	(579)
Other	—	565	(244)
Total restructuring and other charges	$26,131	$90,084	$(1,180)

Roll-forward of the restructuring reserves

Restructuring activity under the Company's various restructuring plan was as follows:

	Year Ended
	January 1, 2017
	(In thousands)
	Spansion-Integration plan	2016 Plan	2012/ 2013 Plan	Total
Accrued restructuring balance as of December 28, 2014	—	—	1,177	$1,177
Provision	81,041	—	—	$81,041
Cash payments and other adjustments	(59,554)	—	(1,177)	$(60,731)
Accrued restructuring balance as of January 3, 2016	21,487	—	—	21,487
Provision	(130)	26,261	—	26,131
Cash payments and other adjustments	(7,138)	(5,157)	—	(12,295)
Accrued restructuring balance as of January 1, 2017	$14,219	$21,104	$—	$35,323
Current portion of the restructuring accrual	$2,925	$21,104	$—	$24,029
Non-current portion of the restructuring accrual	$11,294	$—	$—	$11,294

The provision for restructuring expense at the end of January 3, 2016 does not include the charge to write off certain leasehold improvements from the first quarter of 2015, which totaled $9.0 million.

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

At January 1, 2017, the Company had outstanding forward contracts to buy ¥7,108.0 million for $69.3 million.
Non-designated hedges
Total notional amounts of outstanding contracts were as summarized below.  The duration or each contract is approximately thirty days:

Buy / Sell	January 1, 2017	January 3, 2016
(in millions)
US dollar / Japanese Yen	—	$19.4 / ¥2,333
US dollar / EUR	$25.0 / €23.6	$7.3 / €6.8
Japanese Yen / US dollar	¥10,129 / $87.9	—

The gross fair values of derivative instruments on the Consolidated Balance Sheets as of January 1, 2017 and January 3, 2016 were as follows:

	January 1, 2017		January 3, 2016
Balance Sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(in thousands)
Other Current Assets
Derivative Asset	$6,468	$137	$966	$17

Other Current Liabilities
Derivative Liability	$14,391	$1,191	$1,283	$99

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss were as follows:

	Accumulated net unrealized losses on available-for-sale investments	Cumulative translation adjustment and other	Unrecognized Gain on the Defined Benefit Plan	Accumulated other comprehensive loss (income)
	(in thousands)
Balance as of December 28, 2014	$(52)	$6	$—	$(46)
Other comprehensive income (loss) before reclassification	(1,623)	—	—	(1,623)
Amounts reclassified to other income (expense), net	$1,416	$—	$—	$1,416
Net unrecognized gain on the Defined Benefit Plan	—	—	26	26
Balance as of January 3, 2016	(259)	6	26	(227)
Other comprehensive income (loss) before reclassification	(5,186)	—	—	(5,186)
Amounts reclassified to other income (expense), net	(2,184)	—	—	(2,184)
Net unrecognized gain (loss) on the Defined Benefit Plan	—	—	(1,214)	(1,214)
Balance as of January 1, 2017	$(7,629)	$6	$(1,188)	$(8,811)

NOTE 13.  OTHER INCOME (EXPENSE), NET
The following table summarizes the components of “other income (expense), net,” recorded in the Consolidated Statements of Operations:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Interest income	$1,836	$885	$362
Changes in fair value of investments under the deferred compensation plan	2,326	(1,354)	3,014
Unrealized gain (loss) on marketable securities	325	(4,655)	(1,495)
Foreign currency exchange gains (losses), net	(4,251)	744	1,382
Gain (loss) on sale of investments	(265)	276	—
Other	342	335	40
Other income (expense), net	$313	$(3,769)	$3,303

NOTE 14. DEBT

Debt is comprised of the following:

	January 1, 2017	January 3, 2016
	(in thousands)
Current portion of debt
Capital lease obligations	$40	$6,603
Equipment loans	112	3,003
Term Loan A	7,500	5,000
Term Loan B	22,500	—
Current portion of long-term debt	30,152	14,606
Revolving credit facility and long-term portion of debt
Senior Secured Credit facility	332,000	449,000
Term Loan A	84,838	92,228
Term Loan B	406,214	—
2.00% Senior Exchangeable Notes	135,401	131,845
4.50% Senior Exchangeable Notes	236,526	—
Capital lease obligations	—	586
Revolving credit facility and long-term debt	1,194,979	673,659
Total debt	$1,225,131	$688,265

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

It is the Company’s intent that upon conversion, the Company would pay the holders of the Notes cash for an amount up to the aggregate principal the Notes. If the conversion value exceeds the principal amount, the Company intends to deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (“conversion spread”). Accordingly, for the purposes of calculating diluted earnings per share, there would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the Notes, as that portion of the debt liability is expected to be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.

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

The Company incurred transaction costs of approximately $8.6 million relating to the issuance of the Notes.  The transaction costs of $8.6 million include $7.9 million of financing fees paid to the initial purchasers of the Notes, and other estimated offering expenses payable by the Company. In accounting for these costs, the Company allocated the costs of the offering in proportion to the fair value of the debt and equity recognized in accordance with the accounting standards. The transaction costs allocated to the debt component of approximately $7.2 million and are being amortized as interest expense over the term of the Notes using the effective yield method. The transaction costs allocated to the equity component of approximately $1.5 million were recorded as a reduction of additional paid-in capital.

At the debt issuance date, the Convertible Notes, net of issuance costs, consisted of the following (in thousands):

June 23, 2016
Liability component
Principal	$238,338
Less: Issuance cost	(7,158)
Net carrying amount	$231,180
Equity component
Allocated amount	$49,163
Less: Issuance cost	(1,477)
Net carrying amount	$47,686
Convertible Notes, net of issuance costs	$278,866

The following table includes total interest expense related to the Notes recognized during the year ended January 1, 2017 (in thousands):

Year ended January 1, 2017
Contractual interest expense	$6,900
Amortization of debt issuance costs	700
Accretion of debt discount	4,646
Total	$12,246

The net liability component of the Notes as of January 1, 2017 is comprised of the following (in thousands):

January 1, 2017
Net carrying amount at issuance date	$231,180
Amortization of debt issuance costs during the year	700
Accretion of debt discount during the year	4,646
$236,526

Capped Calls, 4.50% Senior Exchangeable Notes

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

Senior Secured Revolving Credit Facility, Term Loan A, Term Loan B
On April 27, 2016, the Company amended and restated its existing senior secured revolving credit facility ("Credit Facility") of $540 million. The borrowings under the Credit Facility bear interest, at the Company's option, at an adjusted base rate plus a spread of 1.25%, or an adjusted LIBOR rate plus a spread of 2.25%. The borrowings under the Credit Facility are guaranteed by certain present and future wholly-owned material domestic subsidiaries of the Company (the “Guarantors”) and are secured by a security interest in substantially all assets of the Company and the Guarantors. The financial covenants include the following conditions: 1) maximum total leverage ratio of 4.50x through October 2016, 4.25x until January 1, 2017, 4.00 x until April 2, 2017 and 3.75x thereafter, and 2) minimum fixed charge coverage ratio of 1.00x. The Company incurred financing costs of $2.6 million related to the Credit Facility which has been capitalized and recognized in other long-term assets on the Consolidated Balance Sheet. These costs will be amortized over the life of the Credit Facility and recorded in “Interest Expense” in the Consolidated Statement of Operations.

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
The Joinder and Amendment Agreement provides for the incurrence by the Company of an incremental term loan in an aggregate principal amount of $450.0 million (“Term Loan B”). The incurrence of Term Loan B is permitted as an incremental loan under the Credit Agreement and is subject to the terms of the Credit Agreement and to additional terms set forth in the Joinder and Amendment Agreement. Term Loan B will initially bear interest at (i) an adjusted LIBOR rate loan plus an applicable margin of 5.50% or (ii) an adjusted base rate loan plus an applicable margin of 4.50%. Following the delivery of the Compliance Certificate and the financial statements for the period ending the last day of the third Fiscal Quarter of 2016, Term Loan B shall bear interest, at the Company’s option, at (i) an adjusted LIBOR rate plus an applicable margin of either 5.25% or 5.50%, or (ii) an adjusted base plus an applicable margin of either 4.25% or 4.50%, with the applicable margin in each case determined based on the Company’s total net leverage ratio for the trailing twelve month period ended as of the last day of the Company’s most recently ended fiscal quarter. The Company paid an upfront fee to the initial incremental lenders in an amount equal to 1.5% of the aggregate principal amount of the Incremental Term Loan funded. The Company is required to pay a prepayment premium of 1% of the principal amount prepaid if it prepays the Incremental Term Loan in certain circumstances prior to the date that is twelve months after the Closing Date. Term Loan B was fully funded on the Closing Date and matures on July 5, 2021.The Company incurred financing costs of $11.5 million to the lenders of Term Loan B which has been capitalized and recognized as a deduction of the Term Loan B balance in “Long-term revolving credit facility and long term debt” on the Consolidated Balance Sheet. These costs will be amortized over the life of Term Loan B and recorded in “Interest Expense” in the Consolidated Statement of Operations.

As January 1, 2017, $872.0 million aggregate principal amount of loans, including Term Loan A, Term Loan B and letters of credit are outstanding under the Credit Facility.
As of January 1, 2017, the Company was in compliance with all of the financial covenants under the Credit Facility.
2.00% Senior Exchangeable Notes
Pursuant to the Merger, Cypress assumed Spansion's 2.00% Senior Exchangeable Notes ("Spansion Notes") on March 12, 2015. The Spansion Notes are governed by a Supplemental Indenture, dated March 12, 2015, between the Company, Spansion and Wells Fargo Bank, National Association, as Trustee. They are fully and unconditionally guaranteed on a senior unsecured basis by the Company. The Spansion Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2.00% per year payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2014. The Spsansion Notes may be due and payable immediately in certain events of default.
As of January 1, 2017, the Spansion Notes are exchangeable for 192.12 shares of common stock per $1,000 principal amount of the Spansion Notes (equivalent to an exchange price of $5.21) subject to adjustments for dividends, anti-dilutive issuances and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock and liquidation, consolidation or merger of the Company. According to the Indenture, a change in control occurs when a person or group becomes the beneficial owner directly or indirectly, of more than 50% of the Company’s common stock. In the case of a consolidation or merger, if the surviving entity continues to be listed, no change of control will be triggered. Prior to June 1, 2020, the Spansion Notes will be exchangeable under certain specified circumstances as described in the Indenture.
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
It is Company’s intent that upon conversion, the Company would pay the holders of the Spansion Notes cash for an amount up to the aggregate principal the Spansion Notes. If the conversion value exceeds the principal amount, the Company intends to deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (“conversion spread”). Accordingly, for the purposes of calculation of diluted earnings per share, there would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the Notes, as that portion of the debt liability is expected to be settled in cash. The conversion spread, will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.

The following table presents the interest expense recognized on the Spansion Notes during the fiscal year ended January 1, 2017 and January 3, 2016:

	Year Ended
	January 1, 2017	January 3, 2016
	( in thousands)
Contractual interest expense at 2% per annum	$2,989	$2,441
Accretion of debt discount	3,556	2,700
Total	$6,545	$5,141
The net carrying amount of liability component of the Spansion Notes as of January 1, 2017 consists of the following:

(in thousands)
Principal amount	$149,990
Unamortized debt discount	(14,589)
Net carrying value	$135,401

Capped Calls, 2.00% Senior Exchangeable Notes
In connection with the Spansion Notes, Spansion had entered into capped call transactions in fiscal 2013 with certain bank counterparties to reduce the potential dilution to their common stock upon exchange of the Spansion Notes. The fair value of the capped call assumed as a part of the Merger was $25.3 million. In March 2015, the Company and the counterparties agreed to terminate and unwind the capped calls and the Company received a cash settlement of $25.3 million which has been recorded as a credit to additional paid-in-capital on the Consolidated Balance Sheet as of January 3, 2016.
Capital Leases and Equipment Loans
In 2011, the Company entered into capital lease agreements which allow it to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. Assets purchased under all capital leases are included in “Property, plant and equipment, net” on the Company's Consolidated Balance Sheet.
 As of January 3, 2016, the gross value and net book value of manufacturing equipment purchased under these capital leases were $20.5 million and $11.9 million, respectively. As of January 1, 2017, the gross value and net book value of manufacturing equipment purchased under these capital leases were $1.8 million and $0.9 million, respectively.  During the year ended January 1, 2017, the Company purchased previously leased manufacturing equipment having gross value and net book value of $18.8 million and $9.4 million, respectively.

In December 2011, the Company obtained equipment loans from a certain financial institution for an aggregate amount of $14.1 million. These loans are collateralized by certain of the Company’s manufacturing equipment and bear interest of 3.15% to 3.18% per annum and are payable in 60 equal installments which commenced in January 2012. The related master loan agreement includes a variety of standard covenants. All of the outstanding balance as of January 1, 2017 was recorded as part of “Other current liabilities”. At January 1, 2017 and January 3, 2016, the fair value of the equipment loans approximated the carrying value. The fair value was estimated using discounted cash flow analysis using relevant factors that might affect the fair value, such as present value factors and risk-free interest rates based on the U.S. Treasury yield curve. The balance of $0.1 million outstanding against these loans as of January 1, 2017 is payable within the first three months of fiscal 2017.
Future Debt Payments
For each of the next five years and beyond, the scheduled maturities of the Company's debt including interest as of January 1, 2017, are as follows:

Fiscal Year	Term Loan A	Term Loan B	Senior Secured Credit Facility	2.00% Senior Exchangeable Notes	4.50% Senior Exchangeable Notes	Capital lease obligations and Equipment loans	Total
	(In thousands)
2017	$13,131	$50,470	$10,026	$3,000	$13,908	$152	$90,687
2018	12,673	49,008	10,026	3,000	13,117	—	87,824
2019	14,657	50,335	10,026	3,000	13,117	—	91,135
2020	71,069	56,783	334,507	152,990	13,153	—	628,502
2021 and beyond	—	350,849	—	—	307,230	—	658,079
Total	$111,530	$557,445	$364,585	$161,990	$360,525	$152	$1,556,227

NOTE 15. EQUITY TRANSACTIONS

$450 million Stock Buyback Program:
On October 20, 2015, the Company’s Board authorized a $450 million stock buyback program. In connection with the approval of the share repurchase plan, the share repurchase plan previously approved in September 2011 was terminated.  The program allows the Company to purchase its common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of the Company’s common stock, regulatory, legal, and contractual requirements, alternatives uses of cash, availability of on shore cash and other market factors. The program does not obligate the Company to repurchase any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. From September 2011 through the termination of the program, the Company used $327.4 million from the program to repurchase 24.4 million shares at an average share price of $13.4. Under the new program authorized in October, 2015 through the end of fiscal 2016, the Company used $239.2 million to repurchase 29.5 million share at an average price of $8.11.
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
The Company had no activity related to yield enhanced structured agreements during fiscal 2016. The following table summarizes the activity of the Company’s settled yield enhanced structured agreements during fiscal 2014 and 2015:

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

.
Dividends
During fiscal 2016, the Company paid total cash dividends of $141.4 million, consisting of dividends of $0.11 per share of common stock paid in all four quarters of the fiscal year. On November 7, 2016 the Company’s Board declared a cash dividend of $0.11 per share payable to holders of record of the Company’s common stock at the close of business day on December 29, 2016. This cash dividend was paid on January 19, 2017 and totaled $35.5 million.
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

NOTE 16. RELATED PARTY TRANSACTIONS

During the year ended January 1, 2017, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors also serves as an executive officer or a board member, including Flextronics, Inc., and Oracle. The following table provides the transactions with these parties for the indicated periods:

	Year ended
	January 1, 2017	January 3, 2016
	(in thousands)
Total revenues	$2,965	$1,684
Total purchases	$6,694	$3,963

As of January 1, 2017 and January 3, 2016, total receivable balances with these parties totaled $2.9 million and $5.0 million, respectively, and total payable balances with these parties totaled $0.2 million and $0.8 million, respectively.

The Company's related party includes Deca. The net receivable balance with Deca was immaterial as of January 1, 2017.

NOTE 17. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted-average common shares outstanding during the period. Diluted net income per share is computed using the weighted-average common shares outstanding and any dilutive potential common shares. Diluted net loss per common share is computed using the weighted-average common shares outstanding and excludes all dilutive potential common shares when the Company is in a net loss position their inclusion would be anti-dilutive. The Company’s dilutive securities primarily include stock options, restricted stock units and restricted stock awards.
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands, except per-share amounts)
Net Income (Loss) per Share—Basic:
Net income (loss) attributable to Cypress for basic computation	$(686,251)	$(378,867)	$17,936
Weighted-average common shares for basic computation	319,522	302,036	159,031
Net income (loss) per share—basic	$(2.15)	$(1.25)	$0.11
Net Income (Loss) per Share—Diluted:
Net income (loss) attributable to Cypress for diluted computation	$(686,251)	$(378,867)	$17,936
Weighted-average common shares for basic computation	319,522	302,036	159,031
Effect of dilutive securities:
Stock options, restricted stock units, restricted stock awards and other	—	—	10,091
Weighted-average common shares for diluted computation	319,522	302,036	169,122
Net income (loss) per share—diluted	$(2.15)	$(1.25)	$0.11

Anti-Dilutive Securities:
The following securities calculated on a weighted average basis were excluded from the computation of diluted Net income (loss) per share as their impact was anti-dilutive:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
	(in thousands)
Stock options, restricted stock units and restricted stock awards	7,519	6,828	8,708
NOTE 18.  EMPLOYEE BENEFIT PLANS
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
As of January 1, 2017 and January 3, 2016, projected benefit obligations totaled $9.7 million and $8.4 million, respectively, and the fair value of plan assets was $3.2 million and $3.3 million, respectively.
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
Also in connection with the assumption of this pension plan liability, the Company assumed the restricted cash balance, which relates to the underfunded portion of the pension liability. The pension liability will be paid out by fiscal 2017 in annual installments according to the employee's election. As of January 1, 2017 , the Company has a pension liability of $4.7 million recorded as a part of the accrued compensation and employee benefits on the Consolidated Balance Sheet and restricted cash of $4.2 million on the Consolidated Balance Sheet. As of January 3, 2016 the Company has a pension liability of $3.9 million and $3.7 million recorded as a part of the accrued compensation and employee benefits, and other long-term liabilities, respectively, on the Consolidated Balance Sheet and restricted cash of $3.7 million and $3.5 million recorded in other current assets and other long-term assets, respectively, on the Consolidated Balance Sheet.
The plan is unfunded as of January 1, 2017. This status is not indicative of the Company’s ability to pay ongoing pension benefits. The Company recorded a net periodic cost of $1.1 million and $0.9 million for the year ended January 1, 2017 and January 3, 2016, respectively. The Company has accrued a liability of $1.9 million and $1.7 million as of January 1, 2017 and January 3, 2016, respectively, which has been recorded in other long term liabilities on the Consolidated Balance Sheet. The Company expects to contribute an immaterial amount towards the Cash Balance Plan for fiscal 2016.

Cypress Incentive Plan

The Company has an employee incentive plan, which provides for incentive payments to certain employees including all named executive officers. Payments under the plan are determined based up on certain performance measures, including the company’s Non GAAP actual revenue and EPS as well as the achievement of strategic, operational and financial goals established for the company and for each employee. The Company recorded total charges of $4.0 million under the plan in fiscal 2016.
Deferred Compensation Plans
The Company has deferred compensation plans, which provides certain key employees, including its executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-deferred basis. The Company does not make contributions to the deferred compensation plans or guarantee returns on the investments. Participant deferrals and investment gains and losses remain the Company’s assets and are subject to claims of general creditors.
Under the deferred compensation plans the assets are recorded at fair value in each reporting period with the offset being recorded in “Other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of January 1, 2017 and January 3, 2016, the fair value of the assets was $45.6 million and $41.2 million, respectively, and the fair value of the liabilities was $46.4 million and $41.5 million, respectively.

All non-cash expense and income recorded under the deferred compensation plans were included in the following line items in the Consolidated Statements of Operations:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
	(in thousands)
Changes in fair value of assets recorded in:
Other income (expense), net	$2,326	$(1,353)	$3,014
Changes in fair value of liabilities recorded in:
Cost of revenues	(288)	38	427
Research and development expenses	(884)	233	(793)
Selling, general and administrative expenses	(1,889)	260	(1,855)
Total income (expense), net	$(735)	$(822)	$793

401(k) Plan
The Company sponsors a 401(k) plan which provides participating employees with an opportunity to accumulate funds for retirement on a tax deferred basis. The Company does not make contributions to the 401(k) plan and all employee contributions are fully vested.
NOTE 19. INCOME TAXES
The geographic distribution of income (loss) before income taxes and the components of income tax benefit (provision) are summarized below:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
		(In thousands)
United States loss	$(789,627)	$(476,014)	$(109,307)
Foreign income	105,992	111,836	124,652
Income (loss) before income taxes	(683,635)	(364,178)	15,345
Income tax benefit (provision):
Current tax benefit (expense):
Federal	(1,144)	219	5,551
State	204	55	(49)
Foreign	(926)	(17,189)	(4,732)
Total current tax benefit (expense)	(1,866)	(16,915)	770
Deferred tax benefit (expense):
Federal	(556)	(610)	—
State	(31)	(155)	—
Foreign	(163)	720	403
Total deferred tax benefit (expense)	(750)	(45)	403
Income tax benefit (provision)	$(2,616)	$(16,960)	$1,173

Income tax benefit (provision) differs from the amounts obtained by applying the statutory United States federal income tax rate to income (loss) before taxes as shown below:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
		(In thousands)
Benefit (provision) at U.S. statutory rate of 35%	$239,272	$127,462	$(5,371)
Foreign income at other than U.S. rates	(36,552)	(22,385)	37,477
Future benefits not recognized	(30,263)	(126,846)	(35,107)
Goodwill impairment	(181,987)	—	—
Reversal of previously accrued taxes	13,371	10,939	8,286
Tax impact of acquisitions	—	(6,457)	(2,538)
Foreign withholding taxes	(2,018)	(243)	(1,195)
State income taxes, net of federal benefit	(87)	(138)	(49)
Other, net	(4,352)	708	(330)
Income tax benefit (provision)	$(2,616)	$(16,960)	$1,173

The components of deferred tax assets and liabilities were as follows:

	As of
	January 1, 2017	January 3, 2016
	(In thousands)
Deferred tax assets:
Credits and net operating loss carryovers	$493,879	$624,086
Reserves and accruals	133,614	160,804
Excess of book over tax depreciation	35,886	12,463
Deferred income	26,457	20,059
Total deferred tax assets	689,836	817,412
Less valuation allowance	(458,674)	(525,021)
Deferred tax assets, net	231,162	292,391
Deferred tax liabilities:
Foreign earnings	(160,862)	(184,671)
Intangible assets arising from acquisitions	(71,960)	(108,784)
Total deferred tax liabilities	(232,822)	(293,455)
Net deferred tax assets	$(1,660)	$(1,064)

The Company has the following tax loss and credit carryforwards available to offset future income tax liabilities:

Carryforward	Amount	Expiration Date
	(In thousands)
Federal net operating loss carryforward	$1,533,094	2020-2036
Federal research credit carryforward	$142,229	2018-2036
International foreign tax credit carryforward	$13,297	2017-2023
State research credit carryforward	$93,571	indefinite
State net operating loss carryforward	$789,407	2017-2036

The federal and state net operating loss carryforward is from acquired companies and the annual use of such loss is subject to significant limitations under Internal Revenue Code Section 382. Net operating loss carryovers have been adjusted to reflect finalization of transfer pricing studies. Foreign tax credits may only be used to offset tax attributable to foreign source income.

As of January 1, 2017 of the total deferred tax assets of $689.8 million, a valuation allowance of $458.7 million has been recorded for the portion that is not more likely than not to be realized. As of January 3, 2016, of the total deferred tax assets of $817.4 million, a valuation allowance of $525.0 million has been recorded for the portion which is not more likely than not to be realized. The Company’s determination of the need for a valuation allowance each year is based on a jurisdictional assessment.
The Company received tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. When recognized, the tax benefit related to $657.3 million of the Company’s net operating loss carry forwards will be accounted for as an increase to additional paid-in capital rather than a reduction of the income tax provision.

United States income taxes and foreign withholding taxes have not been provided on a cumulative total of $282.7 million and $339.1 million of undistributed earnings for certain non-United States subsidiaries as of January 1, 2017 and January 3, 2016, respectively, because portion of such earnings are intended to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.
The Company’s global operations involve manufacturing, research and development, and selling activities. The Company’s operations outside the U.S. are in certain countries that impose a statutory tax rate lower than the U.S. The Company is subject to tax holidays in Malaysia and Thailand where it manufactures and designs certain products. These tax holidays are scheduled to expire at varying times within the next five years. The Company’s tax benefit of these tax holidays for the year ended January 1, 2017 had an insignificant impact on earnings per share. Overall, the Company expects its foreign earnings to be taxed at rates lower than the statutory tax rate in the U.S.
Unrecognized Tax Benefits
The following table is a reconciliation of unrecognized tax benefits:

(In thousands)
Unrecognized tax benefits, as of December 29, 2013	$18,613
Decrease related to settlements with taxing authorities	(6,361)
Increase based on tax positions related to current year	993
Decrease related to lapsing of statute of limitation	(1,638)
Unrecognized tax benefits, as of December 28, 2014	$11,607
Decrease related to settlements with taxing authorities	(838)
Decrease related to lapsing of statute of limitation	(818)
Decrease based on tax positions related to prior year	(10,272)
Increase based on tax positions related to current year	6,487
Increases in balances related to tax positions taken during prior periods (including those related to acquisitions made during the year)	108,677
Unrecognized tax benefits, as of January 3, 2016	$114,843
Decrease related to lapsing of statute of limitation	(7,190)
Decrease based on tax positions related to prior year	—
Increase based on tax positions related to current year	5,639
Increases in balances related to tax positions taken during prior periods	33,032
Unrecognized tax benefits, as of January 1, 2017	$146,324

Gross unrecognized tax benefits increased by $31.5 million during fiscal year 2016, resulting in gross unrecognized tax benefits of $146.3 million as of January 1, 2017.
During fiscal year 2016, the Company recognized $7.2 million of previously unrecognized tax benefits as a result of either the expiration of the statute of limitations for certain audit periods or settlement with taxing authorities.

The Company recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the accompanying consolidated statements of operations. The Company recognized approximately $3.4 million of benefit related to interest and penalties in fiscal year 2016. Accrued interest and penalties are included within other long-term liabilities in the consolidated balance sheets. As of January 1, 2017 and January 3, 2016, the combined amount of cumulative accrued interest and penalties was approximately $8.5 million and $12.0 million, respectively.

As of January 1, 2017 and January 3, 2016, the amounts of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate totaled $24.3 million and $28.4 million, respectively.
Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and

•	expiration of statute of limitations on the Company’s tax returns.
The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. The Company regularly assesses its tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which it does business. The Company believes it is possible that it may recognize approximately $0.5 million  of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.
Classification of Interest and Penalties
The Company's policy is to classify interest expense and penalties, if any, as components of income tax provision in the Consolidated Statements of Operations. As of January 1, 2017 and January 3, 2016, the amount of accrued interest and penalties totaled $8.5 million and $12.0 million, respectively. The Company recorded a charge or (benefit) from interest and penalties of $(3.4) million, $9.1 million and $(2.8) million during fiscal 2016, 2015 and 2014, respectively.
Tax Examinations
The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of January 1, 2017:

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
NOTE 20.  COMMITMENTS AND CONTINGENCIES
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
The following table presents warranty reserve activities:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Beginning balance	$4,096	$2,370	$2,628
Warranties assumed as part of the Spansion merger	—	1,254	—
Provisions & prior warranty estimates	5,261	2,820	1,449
Settlements made	(5,361)	(2,348)	(1,707)
Ending balance	$3,996	$4,096	$2,370

Patent License Agreement
In December 2015, the Company entered into a strategic Patent License Agreement (“Agreement”) with Round Rock LLC (“Round Rock”) under which the Company and its majority-owned subsidiaries received a license to Round Rock’s substantial patent portfolio. This transaction allowed the Company and Round Rock to continue to develop its strategic relationship regarding patent monetization and litigation defense. Under the terms of the Agreement, the Company paid a license fee of $6 million.  One of the benefits that the Company received from the Agreement was the avoidance of future litigation expenses as well as future customer disruption and based upon its analysis, it determined that a portion of the license fee that the Company will pay Round Rock represents the cumulative cost relating to prior years. Consequently, the Company has recorded $2.2 million charge to cost of revenues in fiscal 2015. During fiscal 2016, the Company has recorded $0.8 million as part of cost of revenues related to this arrangement.
On April 30, 2012, the Company entered into a strategic Patent License Agreement (“PLA”) with IV Global Licensing LLC (“IV”) under which the Company and its majority-owned subsidiaries received a license to IV’s substantial patent portfolio. This transaction allowed the Company and IV to continue to develop their strategic relationship regarding patent monetization and litigation defense. Under the terms of the PLA, the Company paid a license fee of $14.0 million and to purchase certain litigation defense services from IV in the future. In addition, in a related agreement, IV is expected to make certain patent purchases from the Company in the near term. The exact terms and conditions of the PLA are subject to confidentiality provisions, and are the subject of an application for confidential treatment to be filed with the SEC. In June 2015, the Company paid an additional license fee of $18.5 million under the existing license agreement due to the merger with Spansion in March 2015.
One of the benefits that the Company received from the PLA was the avoidance of future litigation expenses as well as future customer disruption and based upon the Company’s analysis, using a relief from royalty method, the Company determined that a portion of the license fee that it will pay IV represents the cumulative cost relating to prior years. As such, the Company recorded, $7.1 million which was recorded as a charge to cost of revenues in fiscal 2012. The Company originally capitalized $6.9 million on the Consolidated Balance Sheet and an additional 18.5 million due to the acquisition of Spansion as discussed above and also paid $5.8 million in 2016 remaining from the original agreement. The Company is amortizing such costs over the remaining life of the patent portfolio. Amortization expense was $5.9 million, $4.4 million and $0.8 million in fiscal years January 1, 2017, January 3, 2016 and December 28, 2014, respectively. The remaining capitalized balance of the PLA is $18.6 million and $18.7 million and $6.4 million and 5.6 million is in Current assets, and $12.2 million and $13.2 million in Long-term assets on the Consolidated Balance Sheet as of January 1, 2017 and January 3, 2016, respectively.

Operating Lease Commitments
We lease certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2020. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values.

As of January 1, 2017 future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2017	$18,935
2018	13,445
2019	9,177
2020	7,915
2021	6,030
2022 and Thereafter	21,820
Total	$77,322

Rental expenses totaled $15.0 million, $17.1 million and $6.8 million in fiscal 2016, 2015 and 2014, respectively.
Restructuring accrual balances related to operating facility leases were $14.2 million and $17.4 million as of January 1, 2017 and January 3, 2016, respectively.

Equity Investment Commitments

The Company has committed to purchase additional preferred stock from Enovix. In fiscal 2016 we invested $23.0 million in this Company. The Company has committed to make additional investments of an amount of approximately $5 million in preferred stock in Enovix subject to the attainment of certain milestones.
Litigation and Asserted Claims
In a matter associated with Ramtron International Corporation (“Ramtron”), a wholly owned subsidiary of the Company, bankruptcy proceedings are ongoing in Italy where the trustee for four bankrupt entities of Finmek S.pA. is seeking refunds of approximately $2.8 million in payments made by Finmek to Ramtron prior to Finmek’s bankruptcy in 2004. In November 2014, one of the courts presiding over these proceedings found that two payments should be refunded to Finmek, which currently total of approximately $0.5 million, including interest and fees. The Company believes this ruling was made in error and has filed an appeal (Court of Appeal of Venice, Docket no. 2706/2015). The Company has prevailed in all other related proceedings, which the trustee may appeal (Court of Appeal of Venice, Docket Nos. 1387/2014 and 2487/2015; Tribunal of Padua Docket No. 5378/2009). Due to the current stage of the proceedings and the appellate process, the Company cannot reasonably estimate the loss or the range of possible losses, if any.
In 2013, a former employee filed a grievance against the Company with the U.S. Department of Labor (“DOL”) seeking back pay and reinstatement or forward pay. The matter was tried before an administrative law judge in July 2014. In December 2014, the administrative law judge issued a ruling in favor of the former employee for amounts totaling approximately $1.3 million, which includes his attorneys’ fees and costs. On March 30, 2016, the ruling was affirmed by the DOL Administrative Review Board. The Company believes both rulings were erroneous and filed an appeal in the United States Court of Appeals for the Tenth Circuit on April 29, 2016 (Case No. 16-9523). Oral argument was heard by a three-judge panel in January 2017, and a ruling is expected by the second or third quarter of 2017. The respective positions of the parties and the appellate process prevent a reasonable determination of the outcome at this time. This former employee also filed a complaint for wrongful termination in state court in El Paso County, Colorado on March 4, 2015 (Case No. 2015-cv-30632). The state court litigation is stayed pending resolution of the DOL matter. The Company believes the state court action is meritless and will defend against the allegations. Due to the current stage of the proceedings and the appellate process, the Company cannot reasonably estimate the loss or the range of possible loss, if any.
After the announcement of the proposed Merger between Cypress and Spansion Inc. in December 2014, two separate putative class action complaints (Walter Jeter v. Spansion Inc., et. al. (No. 114CV274635) and Shiva Y. Stein v. Spansion Inc., et. al. (No. 114CV274924)) were filed in Santa Clara County Superior Court, alleging claims of breach of fiduciary duty against Spansion’s board of directors and naming Cypress as a defendant for aiding and abetting the alleged breach of fiduciary duty. While Cypress believes these lawsuits to be meritless, Spansion and Cypress entered into a memorandum of understanding with plaintiffs, the terms of which required additional disclosures by the Company and payment of attorneys’ fees to the class counsel. In January 2017, the court approved the settlement agreement, which included payment of $0.3 million in attorneys’ fees to plaintiffs’ counsel.

Since August 2014, the Company has been involved in various trademark opposition proceedings with Kingston Technology Corporation (“Kingston”) concerning Kingston’s “HYPERX” trademark and the Company’s “HYPERRAM” trademark, including Trademark Trial and Appeal Board Proceeding Nos. 91218100, 91222728, and 92061796. The Company believes its defenses and counterclaims have merit and will continue to defend its intellectual property. Due to the current stage of the proceedings, the Company cannot reasonably estimate the loss or the range of possible loss, if any.
On May 17, 2016, a patent infringement case was filed by North Star Innovations, Inc. (“North Star”) against the Company and UMC Group USA (“UMC”) in the U.S. District Court for the District of Delaware (Case No. 16-cv-368). North Star alleges that the Company infringes three patents. On September 26, 2016, North Star filed a second case against the Company and UMC in the U.S. District Court for the Central District of California (Case No. 16-cv-01721), asserting two additional patents against the Company, as well as one of the patents asserted in the Delaware lawsuit. In December 2016, the Company settled with North Star, pursuant to which the Company obtained a license to the North Star patent portfolio for $2.5 million to be paid in equal installments over three years. In January 2017, the Delaware lawsuit was dismissed and in February 2017, the California lawsuit was dismissed.
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
In September 2016, the Company was named in a lawsuit filed by Standard Communications Pty Ltd. in Sydney, Australia (Supreme Court of New South Wales; Case No. 2016/263578-002), for approximately $1.1 million in costs associated with a product recall. The matter is still in the very early stages and the Company will defend against the allegations accordingly. Due to the current stage of the proceedings, the Company cannot reasonably estimate the loss or the range of possible losses, if any.
On January 30, 2017, T.J. Rodgers, the former Chief Executive Officer and director of the Company, filed a complaint in the Delaware Court of Chancery captioned Rodgers v. Cypress Semiconductor Corp., C.A. No. 2017-0070-AGB (Del. Ch.), seeking to inspect certain Company books and records pursuant to Section 220 of the Delaware General Corporation Law.  On February 20, 2017, the Company filed its answer and response to Mr. Rodgers’ complaint.  The complaint does not seek an award of money damages other than reasonable attorneys and expert fees, costs and expenses.  Given the stage and nature of the litigation, the Company cannot reasonably estimate the loss or the range of possible losses, if any.
The Company is currently a party to various other legal proceedings, claims, disputes and litigation arising in the ordinary course of business. Based on its own investigations, the Company believes the ultimate outcome of the current legal proceedings, individually and in the aggregate, will not have a material adverse effect on its business, financial condition, cash flows or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company's business, financial condition, cash flows or results of operations could be materially and adversely affected.
Indemnification Obligations
We are a party to a variety of agreements pursuant to which we may be obligated to indemnify another party to such agreements with respect to certain matters. Typically, these obligations arise in the context of contracts we have entered into, under which we customarily agree to hold the other party harmless against losses arising from a breach of representations and covenants or terms and conditions related to matters such as the sale and/or delivery of our products, title to assets sold, certain intellectual property claims, defective products, specified environmental matters and certain income taxes. In these circumstances, payment by us is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims and vigorously defend ourselves and the third party against such claims. Further, our obligations under these agreements may be limited in terms of time, amount or the scope of our responsibility and in some instances, we may have recourse against third parties for certain payments made under these agreements.
It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments we have made under these agreements have not had a material effect on our business, financial condition, cash flows or results of operations. We believe that if we were to incur a loss in any of these matters, such loss would not have a material effect on our business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of January 1, 2017, we had no reason to believe a loss exceeding amounts already recognized had been incurred.

NOTE 21. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION
Segment Information
The Company designs, develops, manufactures and markets a broad range of high-performance solutions for embedded systems, from automotive, industrial and networking platforms to highly interactive consumer devices
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker ("CODM") is considered to be the chief executive officer.

The prior periods herein reflect the change in segments as outlined in Note 1 of the Notes to Consolidated Financial Statements.

The following tables set forth certain information relating to the reportable business segments:
Revenues:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Memory Products Division	$928,626	$876,574	$356,497
Microcontroller and Connectivity Division	994,482	731,279	369,000
Total revenues	$1,923,108	$1,607,853	$725,497

Income (Loss) from Operations before Income Taxes:

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
Memory Products Division	$192,983	$82,137	$128,213
Microcontroller and Connectivity Division	(9,853)	(70,393)	(37,033)
Unallocated items:
Stock-based compensation expense	(105,268)	(93,527)	(50,170)
Restructuring (charges) benefit, including executive severance	(30,631)	(90,084)	1,180
Amortization of intangibles and other acquisition-related costs	(210,513)	(143,487)	(13,955)
Impairment of assets and other	(33,944)	—	(7,760)
Impairment related to assets held for sale	(37,219)	—	—
Gain on divestiture of TrueTouch® Mobile business	—	66,472	—
Changes in value of deferred compensation plan	(735)	(820)	—
Gain related to investment in Deca Technologies Inc.	112,774	—	—
Goodwill impairment charge	(488,504)	—	—
Impact of purchase accounting and other	(55,724)	(107,328)	(62)
Income (loss) from operations before income taxes	$(666,634)	$(357,030)	$20,413

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

Geographical Information
The following table presents revenues by geographical locations 1

	January 1, 2017	January 3, 2016	December 28, 2014
	(In thousands)
United States	$199,294	$199,527	$96,082
Europe	255,604	208,525	94,481
Greater China [2]	819,200	525,274	292,338
Japan	420,869	464,673	64,635
Rest of the World	228,141	209,854	177,961
Total revenue	$1,923,108	$1,607,853	$725,497

1 Prior period numbers have been recast to conform to the current period presentation.  During the second quarter of fiscal 2016, the Company started presenting this information based on location of customers to whom the sale of products was made.

2 Greater China includes China, Taiwan and Hong Kong.

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	January 1, 2017	January 3, 2016
	(In thousands)
United States	$189,912	$269,304
Philippines	37,790	90,356
Thailand	32,547	34,233
Japan	14,898	9,537
Other	22,119	21,573
Total property, plant and equipment, net	$297,266	$425,003

The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the Company's chief operating decision maker does not review asset information on a segment basis.
Customer Information
Outstanding accounts receivable from one the Company's distributors, accounted for 24% of Company's consolidated accounts receivable as of January 1, 2017. Outstanding accounts receivable from two of the Company's distributors, accounted for 42% and 11% of the Company's consolidated accounts receivable as of January 3, 2016.
Revenue generated through one of Company's distributors, accounted for 23% of Company's consolidated revenues for fiscal 2016. No end customer accounted for 10% or more of the Company’s revenues for fiscal 2016.
Revenue generated through two of Company's distributors, accounted for 25% and 10% respectively, of the Company's consolidated revenues for fiscal 2015. No end customer accounted for 10% or more of the Company’s revenues for fiscal 2015.
Revenue generated through three of our distributors accounted for 13%, 10% and 10%, respectively, of the Company's consolidated revenues for fiscal 2014.

NOTE 22. SUBSEQUENT EVENT
Amendment to Credit and Guarantee Agreement

On February 17, 2017, we amended our Senior Secured Credit Facility. The amendment reduced the applicable margins on our Term Loan A from 5.11% to 3.75% and from 5.50% to 3.75% Term Loan B effective February 17, 2017. Additionally, the amended financial covenants include the following conditions: 1) maximum senior secured leverage ratio of 4.25 to 1.00 through December 31, 2017, 2) maximum senior secured leverage ratio of 4.00 to 1.00 through July 1, 2018 and 3.75 to 1.00 thereafter.

Divestiture
On March 1, 2017, the Company completed the sale of its wafer fabrication facility in Minnesota to an independent third party for net consideration of $30.0 million, subject to working capital adjustments.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cypress Semiconductor Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cypress Semiconductor Corporation and its subsidiaries (the “Company”) at January 1, 2017 and January 3, 2016 and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2017, based on criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 1, 2017

UNAUDITED QUARTERLY FINANCIAL DATA
Fiscal 2016

	Three Months Ended
	January 1, 2017 (4) (5) (10)	October 2, 2016 (5) (6) (10)	July 3, 2016 (7) (8) (10)	April 3, 2016 (9) (10)
	(In thousands, except per-share amounts)
Revenues	$530,172	$523,845	$450,127	$418,964
Gross margin	$201,952	$198,620	$158,778	$125,785
Net income (loss)	$(72,413)	$9,235	$(519,655)	$(104,154)
Adjust for net loss attributable to non-controlling interest	$(46)	$176	$381	$132
Net income (loss) attributable to Cypress	$(72,367)	$9,411	$(519,274)	$(104,022)
Net income (loss) per share–basic	$(0.22)	$0.03	$(1.65)	$(0.32)
Net income (loss) per share–diluted	$(0.22)	$0.03	$(1.65)	$(0.32)
Fiscal 2015

	Three Months Ended
	January 3, 2016	September 27, 2015 (2)(3)	June 28, 2015	March 29, 2015 (1)
	(In thousands, except per-share amounts)
Revenues	$450,128	$463,810	$484,778	$209,137
Gross margin	$143,248	$160,376	$138,073	$(35,652)
Net income (loss)	$(72,797)	$29,791	$(90,691)	$(247,441)
Adjust for net loss attributable to non-controlling interest	$467	$521	$640	$643
Net income attributable to Cypress	$(72,330)	$30,312	$(90,051)	$(246,798)
Net income (loss) per share–basic	$(0.22)	$0.09	$(0.27)	$(1.26)
Net income (loss) per share–diluted	$(0.22)	$0.08	$(0.27)	$(1.26)

(1)
During the first quarter of fiscal 2015, the impact from the change in methodology for recognizing revenue for sales to certain distributors at the time of shipment was an increase in revenue of $33.5 million and an increase in net income of $17.5 million, or $0.09 per basic and diluted share.

(2)
During the third quarter of fiscal 2015, the impact from the change in methodology for recognizing revenue for sales to certain distributors at the time of shipment was an increase in revenue of $17.3 million, increase in net income of $9.4 million, or $0.03 per basic and diluted share.

(3)	In the third quarter of fiscal 2015, the Company completed the sale of its TrueTouch® Mobile business to Parade Technologies and recorded a total gain of $66.5 million.

(4)
During the fourth quarter of fiscal 2016, the impact from the change in methodology for recognizing revenue for sales to certain distributors at the time of shipment was an increase in revenue of $12.6 million and a reduction in net loss of $2.2 million, or $0.01 per basic and diluted share.

(5)
In the third quarter of fiscal 2016, the Company has changed the method of accounting for its investment in Deca Technologies Inc. ("Deca") from consolidation to the equity method of accounting. The change in the method of accounting resulted in a gain of $112.8 million. See Note 6 of the notes to the consolidated financial statements. In the third and fourth quarter of fiscal 2016, the Company recorded $1.5 million and $6.7 million, respectively, in share in net loss of equity method investee relating to Deca.

(6)
In the third quarter of fiscal 2016, the Company recorded out-of-period correcting adjustments primarily related to cut-off errors for foundry manufacturing costs, errors related to stock rotation balances, prior accounting for the non-controlling interest in Deca, and the over accrual of certain employee bonuses. These out-of-period corrections resulted in a $6.6 million increase in the cost of revenues, a $3.7 million decrease in research and development expenses, and a $2.1 million reduction in the recognized gain on the investment in Deca, for an aggregate reduction in net income of $5.0 million.

(7)
In the second quarter of fiscal 2016, the Company recorded a non-cash goodwill impairment charge of $488.5 million related to the Company's MCD reporting unit. See Note 3 of the notes to the consolidated financial statements.

(8)
During the second quarter of fiscal 2016, the impact from the change in methodology for recognizing revenue for sales to certain distributors at the time of shipment, was increase in revenue of $24.2 million, reduction in net loss of $6.8 million or $0.02 per basic and diluted share.

(9)
During the first quarter of fiscal 2016, the impact from the change in methodology for recognizing revenue for sales to certain distributors at the time of shipment, was increase in revenue of $9.4 million, reduction in net loss of $3.1 million or $0.01 per basic and diluted share.

(10)
During the first, second, third and fourth quarters of fiscal 2016, the Company recorded $0.3 million, $0.7 million, $8.0 million and $17.2 million, respectively, of restructuring charges. See Note 10 of the notes to the consolidated financial statements.

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
We assessed the effectiveness of our internal control over financial reporting as of January 1, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using these criteria listed above, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of January 1, 2017.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 104 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Consent Solicitation Statement

On February 17, 2017, the Company filed preliminary consent solicitation materials with the SEC, and on February 28, 2017, the Company filed definitive consent solicitation materials with the SEC, seeking stockholder approval to amend the Company’s Second Restated Certificate of Incorporation to eliminate the practice of cumulative voting for director elections. In connection with the filing of such materials, the Company’s board of directors also approved an amendment to Company’s bylaws to adopt a majority vote standard for the election of directors in uncontested elections and a plurality vote standard for the election of directors in contested elections, and implement proxy access, subject to stockholder approval of the proposal to eliminate cumulative voting.  The proxy access provisions would permit stockholders who satisfy certain criteria to include stockholder-nominated director candidates in the Company’s proxy materials.  These actions would take effect if stockholders approve the elimination of cumulative voting.  A majority of the shares outstanding of the Company will be required to approve these changes.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K. We intend to file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning directors is incorporated by reference from the information set forth in the section titled “Proposal One - Election of Directors” in our Proxy Statement for the 2017 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended January 1, 2017 (the “2017 Proxy Statement”).
The information required by this item concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information set forth in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement.
The information required by this item concerning executive officers is incorporated by reference from Item 1 of this Annual Report on Form 10-K.

We have adopted a code of ethics that applies to all of our directors, officers and employees. We have made the code of ethics available, free of charge, on our website at www.cypress.com. By referring to our website, we do not incorporate such website or its contents into this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information set forth in the sections titled “Compensation Discussion and Analysis” and “Executive Compensation Tables” in our 2017 Proxy Statement.
The information required by this item concerning compensation of directors is incorporated by reference from the information set forth in the section titled “Director Compensation” in our 2017 Proxy Statement.
The information required by this item concerning our compensation committee is incorporated by reference from the information set forth in the sections titled “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee of the Board of Directors” in our 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning security ownership of certain beneficial owners, directors and executive officers is incorporated by reference from the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our 2017 Proxy Statement.
The information required by this item regarding our equity compensation plans is incorporated by reference from Item 5 of this Annual Report on Form 10-K

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with certain persons is incorporated by reference from the information set forth in the sections titled “ Policies and Procedures with Respect to Related Person Transactions” and “Certain Relationships and Related Transactions” in our 2017 Proxy Statement.
The information required by this item concerning director independence is incorporated by reference from the information set forth in the section titled “Corporate Governance” in our 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item concerning fees and services is incorporated by reference from the information set forth in the section titled “Proposal Two—Ratification of the Selection of Independent Registered Public Accounting Firm” in our 2017 Proxy Statement.
The information required by this item regarding the audit committee’s pre-approval policies and procedures is incorporated by reference from the information set forth in the section titled “Proposal Two—Ratification of the Selection of Independent Registered Public Accounting Firm” in our 2017 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements:

2.	Financial Statement Schedule:

Page
Schedule II—Valuation and Qualifying Accounts	117

The exhibits listed below are required to be filed as exhibits to the Cypress Semiconductor’s Annual Report on Form 10-K for the year ended January 1, 2017.

3.	Exhibits:
     See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

ITEM 16.     FORM 10-K SUMMARY

Not applicable.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charges (Releases) to Expenses/Revenues		Deductions	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended January 1, 2017	$1,189	$490		$(651)	$1,028
Year ended January 3, 2016	$738	$576		$(125)	$1,189
Year ended December 28, 2014	$719	$39		$(20)	$738
Deferred tax valuation allowance
Year ended January 1, 2017	$525,021	$(66,347)	(1)	$—	$458,674
Year ended January 3, 2016	$358,424	$166,597	(1)	$—	$525,021
Year ended December 28, 2014	$334,671	$23,753	(1)	$—	$358,424

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: March 1, 2017	By:	/ S / Thad Trent
Thad Trent Executive Vice President, Finance and Administration and Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hassane EL-Khoury and Thad Trent, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HASSANE EL-KHOURY	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017
Hassane El-Khoury

/S/ THAD TRENT	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2017
Thad Trent

/S/ W. STEVE ALBRECHT	Director	March 1, 2017
W. Steve Albrecht

/S/ ERIC A. BENHAMOU	Director	March 1, 2017
Eric A. Benhamou

/S/ H. RAYMOND BINGHAM	Executive Chairman and Chairman of the Board of Directors	March 1, 2017
H. Raymond Bingham

/S/ OH CHUL KWON	Director	March 1, 2017
Oh Chul Kwon

/S/ WILBERT G.M. VAN DEN HOEK	Director	March 1, 2017
Wilbert G.M. Van Den Hoek

/S/ MICHAEL S. WISHART	Director	March 1, 2017
Michael S. Wishart

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith
2.1
Agreement and Plan of Merger and Reorganization, dated as of December 1, 2014, by and among Cypress Semiconductor Corporation, a Delaware corporation, Mustang Acquisition Corporation, a wholly owned subsidiary of Cypress Semiconductor Corporation and a Delaware corporation, and Spansion Inc., a Delaware corporation.
		8-K	12/1/2014

3.1	Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation.	10-K	12/31/2000

3.2	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	10-Q	7/3/2016

4.1
Supplemental Indenture, dated March 12, 2015, by and between Spansion LLC, Spansion Inc., Spansion Technology LLC and the other guarantors from time to time party thereto, Cypress Semiconductor Corporation and Wells Fargo Bank, National Association, as trustee.
		8-K(1)	3/12/2015

4.2	Indenture, dated June 23, 2016, by and between Cypress Semiconductor Corporation and U.S. Bank National Association.	8-K	6/23/2016

4.3	Form of 4.50% Senior Convertible Note due 2022 (included in Exhibit 4.1 of the Form 8-K, referenced herein).	8-K	6/23/2016

4.4	Form of Capped Call Transaction.	10-Q	7/3/2016

10.1+	Form of Indemnification Agreement.	S-1	3/4/1987

10.2+	Form of Change of Control Severance Agreement.	10-Q	7/3/2016

10.3+	Severance Policy dated May 26, 2016.	10-Q	7/3/2016

10.4 +	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan I.	10-K	1/3/2016

10.5 +	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan II.	10-K	1/3/2016

10.6+	Cypress Semiconductor Corporation 2006 Key Employee Bonus Plan (KEBP) Summary.	10-Q	7/3/2016

10.7 +	Cypress Semiconductor Corporation Performance Profit Sharing Plan (PPSP) Summary.	10-K	1/1/2006

10.8	Memorandum of Agreement between GNPower Ltd. Co. and Cypress Manufacturing Ltd.	10-Q	10/1/2006

10.9	Guaranty dated December 12, 2006 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006

10.10	Lease Agreement dated as of June 27, 2003 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	6/29/2003

10.11	Memorandum of Agreement between GNPower Ltd. Co. and Cypress Manufacturing Ltd.	10-Q	10/1/2006

10.12	Guaranty dated December 12, 2006 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006

10.13	Guaranty dated February 1, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006

10.14	Guaranty dated March 19, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	4/1/2007

10.15	Guaranty dated May 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	7/1/2007

10.16	Guaranty dated June 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	7/1/2007

10.17	Guaranty dated December 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/30/2007

10.18	Guaranty, dated March 24, 2008, by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	3/30/2008

10.19	Asset Purchase Agreement by and between Broadcom Corporation as Seller and Cypress Semiconductor Corporation as Buyer dated as of April 28, 2016.	10-Q	4/3/2016

10.20	Project Le Cose Commitment Letter dated as of April 28, 2016	10-Q	4/3/2016

10.21	Purchase Agreement by and among Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cypress Semiconductor Corporation dated as of June 20, 2016.	10-Q	7/3/2016

10.22
Joinder and Amendment Agreement, dated as of July 5, 2016, by and among Cypress Semiconductor Corporation, the guarantors party thereto, the incremental term loan lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent.
		8-K	7/5/2016

10.23+	Form of Restricted Stock Unit Agreement under the Cypress Semiconductor Corporation 2013 Stock Plan.	10-Q	9/27/2015

10.24+	Amended Form of Restricted Stock Unit and Performance Stock Unit Grant Agreement under the 2015 PARS Grant program.	10-Q	6/28/2015

10.25+	2012 Incentive Award Plan, as amended and restated.	S-8	12/12/2012

10.26+	Spansion Inc. 2010 Equity Incentive Award Plan	S-8(1)	5/10/2010

10.27+	Amendment to Spansion Inc. 2010 Equity Incentive Award Plan	8-K(1)	5/14/2010

10.28+	1999 Non-Statutory Stock Option Plan, as amended and restated.	S-8	10/24/2008

10.29+	Amended and Restated Cypress Semiconductor Corporation 2013 Stock Plan.	10-Q	9/27/2015

10.30+	Employee Qualified Stock Purchase Plan, as amended and restated.	10-K	3/2/2016

10.31+	2016 Cypress Incentive Plan.	8-K	2/25/2016

10.32	Form of Cypress Support Agreement.	8-K	12/1/2014

10.33	Form of Spansion Support Agreement.	8-K	12/1/2014

10.34+	Thad Trent Employment Agreement.	10-K	2/17/2015

10.35+	J. Daniel McCranie Employment Agreement.	10-K	2/17/2015

10.36+	Separation Agreement with J. Daniel McCranie.	10-Q	3/29/2015

10.37+	Employment Agreement and Release between Cypress Semiconductor Corporation and T.J. Rodgers dated June 3, 2016.	10-Q	7/3/2016

10.38+	Employment Offer Letter, by and between Cypress Semiconductor Corporation and H. Raymond Bingham, dated August 10, 2016.	8-K	8/12/2016

10.39+	Employment Offer Letter, by and between Cypress Semiconductor Corporation and Hassane El-Khoury, dated August 10, 2016.	8-K	8/12/2016

10.40+	Employment Agreement, by and between Cypress Semiconductor Corporation and H. Raymond Bingham, dated November 7, 2016.			X

10.41+	Employment Agreement, by and between Cypress Semiconductor Corporation and Hassane El-Khoury, dated November 30, 2016.			X

10.42+
Amendment and Restatement Agreement, dated as of March 12, 2015, by and among Cypress Semiconductor Corporation, Cypress Semiconductor (Minnesota) Inc., Spansion Inc., Spansion LLC, Spansion Technology LLC, Spansion International AM, Inc., Spansion International Trading, Inc., the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent.
		8-K	3/12/2015

10.43+
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
		8-K	3/12/2015

10.44	Joinder Agreement dated as of December 22, 2015.	8-K	1/11/2016

10.45	Incremental Revolving Joinder Agreement dated as of January 6, 2016.	8-K	1/11/2016

10.46	Amendment No. 2 to Amended and Restated Credit and Guaranty Agreement dated March 23, 2016.	10-Q	4/3/2016

10.47	Amendment No. 3 to Amended and Restated Credit and Guaranty Agreement dated April 27, 2016.	10-Q	4/3/2016

10.48	Lease Agreement dated as of June 27, 2003 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	6/29/2003

10.49	Lease Agreement between Spansion Inc. and Hines VAP No. Cal. Properties, LP, effective May 20, 2014.	10-Q(1)	5/20/2014

10.50++	Distribution Agreement between Cypress Semiconductor Corporation and Fujitsu Electronics Incorporated dated September 10, 2015.	10-Q	9/27/2015

21.1	Subsidiaries of Cypress Semiconductor Corporation.			X

23.1	Consent of Independent Registered Public Accounting Firm.			X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).			X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1+++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2+++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.			X

101.SCH	XBRL Taxonomy Extension Schema Document.			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.			X

+	Identifies a management contract or compensatory plans or arrangements required to be filed as an exhibit.

++	Confidential treatment has been granted with respect to portions of this exhibit.

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