Form 10-Q
period 2017-04-02
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2017-05-02
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The total number of outstanding shares of the registrant’s common stock as of April 27, 2017 was 329,438,101.

PART I—FINANCIAL INFORMATION
Forward-Looking Statements
The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to: our pursuit of long-term growth initiatives, including our Cypress 3.0 strategy; expected improvements in margin and our ability to successfully execute on our margin improvement plan; our manufacturing strategy; the anticipated impact of our acquisitions, dispositions and restructuring activities, including our acquisition of the IoT business of Broadcom Corporation in July 2016 and our integration with Spansion Inc. (“Spansion”) as a result of our 2015 merger with Spansion; our ability to execute on planned synergies related to the Spansion merger; anticipated growth opportunities in the automotive, wireless and industrial markets; our expectations regarding dividends and stock repurchases; our expectations regarding future technology transfers and other licensing arrangements; our efforts to license and/or monetize our intellectual property portfolio; our expectations regarding the timing and cost of our restructuring liabilities; our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; the competitive advantage we believe we have with our patents as well as our proprietary programmable technologies and programmable products; our plans for our products, pricing, and marketing efforts, including the potential impact on our customer base if we were to raise our prices; our backlog as an indicator of future performance; our ability to pay down our indebtedness and continue to meet the covenants set forth in our debt agreements; the risk associated with our yield investment agreements; our foreign currency exposure and the impact exchange rates could have on our operating margins; the adequacy of our cash and working capital positions; the value and liquidity of our investments, including auction rate securities and our other debt investments; our ability to recognize certain unrecognized tax benefits within the next twelve months, as well as the resolution of agreements with various foreign tax authorities; our investment strategy; the impact of interest rate fluctuations on our investments; the volatility of our stock price; the impact of actions by stockholder activists, including any related litigation proceedings; the adequacy of our real estate properties; the utility of our non-GAAP reporting; the adequacy of our audits; the potential impact of our indemnification obligations; and the impact of new accounting standards on our financial statements and our ability to recognize revenue. We use words such as “may,” “will,” “should,” “plan,” “anticipate,” “believe,” “expect,” “future,” “intend,” “estimate,” “predict,” “potential,” “continue,” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. In addition, readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to: the state and future of the general economy and its impact on the markets and consumers we serve and our investments; our ability to execute on our Cypress 3.0 strategy and our margin improvement plan; our ability to effectively integrate the Broadcom IoT assets; our ability to attract and retain key personnel; our ability to timely deliver our proprietary and programmable technologies and products; the current credit conditions; our ability to retain and expand our customer base, which may be adversely affected if we were to raise our prices; our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; the uncertainty and expense of pending litigation matters; our ability to pay down our indebtedness and continue to meet the covenants set forth in our debt agreements; our ability to manage our investments and interest rate and exchange rate exposure; changes in the law; the results of our pending tax examinations; our ability to achieve liquidity in our investments; the failure or success of our internal startups; and/or the materialization of one or more of the risks set forth in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 2, 2017	January 1, 2017
	(In thousands, except per-share amounts)
Current assets:
Cash and cash equivalents	$121,500	$120,172
Accounts receivable, net	317,276	333,037
Inventories	324,978	287,776
Assets held for sale	—	30,796
Other current assets	118,541	122,162
Total current assets	882,295	893,943
Property, plant and equipment, net	293,055	297,266
Goodwill	1,439,472	1,439,472
Intangible assets, net	855,602	904,561
Equity method investments	189,210	188,687
Other long-term assets	147,273	147,942
Total assets	$3,806,907	$3,871,871
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$265,524	$241,424
Accrued compensation and employee benefits	63,125	60,552
Price adjustment and other revenue reserves	161,071	154,525
Dividend payable	36,217	35,506
Current portion of long-term debt	30,036	30,152
Other current liabilities	138,057	180,298
Total current liabilities	694,030	702,457
Deferred income taxes and other tax liabilities	48,419	44,934
Revolving credit facility and long-term debt	1,171,706	1,194,979
Other long-term liabilities	33,462	36,749
Total liabilities	1,947,617	1,979,119
Commitments and contingencies (Note 10)	—	—
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 502,809 and 497,055 shares issued; 329,321 and 323,583 shares outstanding at April 2, 2017 and January 1, 2017, respectively	4,751	4,737
Additional paid-in-capital	5,686,440	5,676,236
Accumulated other comprehensive loss	(4,318)	(8,811)
Accumulated deficit	(1,493,166)	(1,445,033)
Stockholders’ equity before treasury stock	4,193,707	4,227,129
Less: shares of common stock held in treasury, at cost; 173,489 and 173,472 shares at April 2, 2017 and January 1, 2017, respectively	(2,335,405)	(2,335,301)
Total Cypress stockholders’ equity	1,858,302	1,891,828
Non-controlling interest	988	924
Total equity	1,859,290	1,892,752
Total liabilities and equity	$3,806,907	$3,871,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands, except per-share amounts)
Revenues	$531,874	$418,964
Costs and expenses:
Cost of revenues	332,814	293,179
Research and development	88,481	73,967
Selling, general and administrative	76,114	74,500
Amortization of intangible assets	48,249	35,187
Restructuring costs	2,572	270
Impairment of acquisition-related intangibles	—	33,944
Total costs and expenses	548,230	511,047
Operating loss	(16,356)	(92,083)
Interest expense	(19,475)	(6,332)
Other income, net	116	81
Loss before income taxes and non-controlling interest	(35,715)	(98,334)
Income tax provision	(4,927)	(3,742)
Share in net loss of equity method investees	(5,076)	(2,078)
Net loss	(45,718)	(104,154)
Net (income) loss attributable to non-controlling interests	(64)	132
Net loss attributable to Cypress	$(45,782)	$(104,022)
Net loss per share attributable to Cypress:
Basic	$(0.14)	$(0.32)
Diluted	$(0.14)	$(0.32)
Cash dividend declared per share	$0.11	$0.11
Shares used in net loss per share calculation:
Basic	326,964	320,351
Diluted	326,964	320,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Net loss	$(45,718)	$(104,154)
Other comprehensive (loss) income:
Net change in unrealized (losses) gains on available for sale securities	—	—
Net unrealized gain on cash flow hedges:
Net unrealized gain (loss) arising during the period	2,240	(2,678)
Net (gain) loss reclassified into earnings for revenue hedges (effective portion)	(2,589)	1,025
Net loss reclassified into earnings for revenue hedges (ineffective portion)	—	11
Net loss reclassified into earnings for expense hedges (effective portion)	5,650	2,788
Provision for income tax	(808)	—
Net unrealized gain on cash flow hedges	4,493	1,146
Other comprehensive gain	4,493	1,146
Comprehensive loss	(41,225)	(103,008)
Comprehensive (income) loss attributable to non-controlling interest	(64)	132
Comprehensive loss attributable to Cypress	$(41,289)	$(102,876)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(45,718)	$(104,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	25,937	23,538
Depreciation and amortization	65,111	69,951
Impairment of acquisition-related intangible assets	—	33,944
Share in net loss of equity method investees	5,076	2,078
Accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt	5,051	872
Other adjustments	(526)	2,228
Changes in operating assets and liabilities:
Accounts receivable	15,761	(5,183)
Inventories	(37,105)	17,708
Other current and long-term assets	(3,695)	(4,472)
Price adjustment reserve for sales to distributors	6,546	8,258
Accounts payable and other liabilities	(10,717)	(5,661)
Deferred margin on sales to distributors	—	(25,378)
Net cash provided by operating activities	25,721	13,729
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investments	—	79,986
Purchases of marketable securities	—	(80,053)
Contribution, net of distributions to deferred compensation plan	4,427	1,574
Acquisition of property, plant and equipment	(13,772)	(13,027)
Cash paid for equity and cost method investments	(7,125)	(7,376)
Cash received on sale of asset held for sale	31,611	—
Proceeds from divestiture of TrueTouch® Mobile business	6,509	—
Net cash provided by (used in) investing activities	21,650	(18,896)
Cash flows from financing activities:
Borrowings under revolving credit facility	30,000	110,000
Repayment of revolving credit facility	(45,000)	(30,000)
Repayment of Term Loan A and Term Loan B	(7,500)	(1,250)
Purchase of treasury stock	—	(175,694)
Payment of cash dividend	(35,537)	(36,550)
Proceeds from employee stock-based awards	17,936	834
Repayment of equipment leases, loans and other	(114)	(2,500)
Financing costs related to revolving credit facility	(5,828)	(272)
Net cash used in financing activities	(46,043)	(135,432)
Net increase (decrease) in cash and cash equivalents	1,328	(140,599)
Cash and cash equivalents, beginning of period	120,172	226,690
Cash and cash equivalents, end of period	$121,500	$86,091
Supplemental Cash Flows Disclosures:
Dividends payable	$36,217	$34,270
Unpaid purchase of property, plant and equipment	$2,378	$10,396
Liabilities related to license commitments	$—	$5,880
Cash paid for interest	$19,741	$5,594
Cash paid for income taxes	$3,691	$3,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Years
Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal years 2017 and 2016 each contained 52 weeks. The first quarter of fiscal 2017 ended on April 2, 2017 and the first quarter of fiscal 2016 ended on April 3, 2016.
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal, recurring nature, which are necessary to state fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Cypress's Annual Report on Form 10-K for the fiscal year ended January 1, 2017. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP").
On March 12, 2015, we completed the merger (“Merger”) with Spansion Inc. ("Spansion") pursuant to the Agreement and Plan of Merger and Reorganization, dated as of December 1, 2014 (the "Merger Agreement"), for a total consideration of approximately $2.8 billion.
On July 5, 2016, the Company completed its acquisition of certain assets primarily related to the Internet of Things business of Broadcom Corporation ("IoT business") pursuant to an Asset Purchase Agreement with Broadcom, dated April 28, 2016, for a total consideration of approximately $550 million. Consequently, the financial condition and results of operations includes the financial results of the IoT business beginning July 5, 2016. The comparability of our results for the first quarter of fiscal 2017 to the same period in fiscal 2016 is impacted by this acquisition. Refer to Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2017.
Effective as of July 29, 2016, the Company has changed the method of accounting for its investment in Deca Technologies Inc. ("Deca") from consolidation to the equity method of accounting as a result of the investment by certain third party investors in Deca. The comparability of our results for the first quarter of fiscal 2017 to the same period in fiscal 2016 is impacted by the said change. Refer to Note 6 and Note 21of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2017.
As a result of the Company's reorganization and internal reporting restructuring that became effective in the fourth quarter of fiscal 2016, the Company operates under two reportable business segments: Microcontroller and Connectivity Division ("MCD") and Memory Products Division ("MPD"). Prior to the fourth quarter of fiscal 2016, the Company reported under four reportable business segments: MPD, Programmable Systems Division ("PSD"), Data Communications Division ("DCD") and Emerging Technologies Division ("ETD").
The prior periods herein reflect this change in segment information.
Certain balances included in the Condensed Consolidated Statement of Cash Flows for prior periods have been reclassified to conform to the current period presentation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The Condensed Consolidated Results of Operations for the three months ended April 2, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.
Summary of Significant Accounting Policies
Stock-Based Compensation:
In the first quarter of fiscal 2017, the Company adopted Accounting Standards Update ("ASU") No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). As a result of this adoption, the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. Refer to the discussion below under Recently Adopted Accounting Pronouncements on ASU 2016-09 for additional information.
The Company's significant accounting policies are described under Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2017.

Recent Accounting Pronouncements

The following are the accounting pronouncements issued but not adopted that may materially affect the Company’s consolidated financial statements:
In May 2014, the Financial Accounting Standards Board ("FASB") issued an ASU on revenue from contracts with customers, ASU No. 2014-09, “Revenue from Contracts with Customers.” This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The standard permits the use of either the retrospective or cumulative effect transition method. The guidance is effective for annual reporting periods including interim reporting periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods including interim reporting periods beginning after December 15, 2016. As the new standard will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all of the Company's business segments, in addition to its business processes, compensation, information technology systems and other financial reporting and operational elements. The Company does not plan to early adopt this guidance and has not presently selected a transition method. Since, at the end of fiscal 2016, the Company has transitioned all revenue from distributors from sell-through to the sell-in basis of accounting, it does not expect the new guidance to materially impact the timing of recognition of future revenue from distributors. While we are continuing to assess all potential impacts, given our distributor revenues are now recognized at the time of shipment, we believe the most material impact of this new guidance on the Company will relate to the timing of recognition of revenue from intellectual property and non-recurring engineering arrangements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. This ASU is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." For public entities, ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill.  Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements:
In March 2016, the FASB issued ASU No. 2016-09. ASU 2016-09 modifies several aspects of the accounting for share-based payment awards, including income tax consequences, and classification on the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of 2017. The provisions of ASU 2016-09 related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures were adopted using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of January 1, 2017. The provisions of ASU 2016-09 related to the recognition of excess tax benefits in the income statement and classification in the statement of cash flows were adopted prospectively and the prior periods were not retrospectively adjusted. The Company has elected to recognize forfeitures as they occur and adopted this change using a modified retrospective approach, with a cumulative adjustment recorded to opening accumulated deficit. The Company recorded a cumulative effect adjustment to opening accumulated deficit of $2.3 million, with a commensurate increase in paid-in capital. The previously unrecognized excess tax benefits were recorded as a deferred tax asset, which was fully offset by a valuation allowance resulting in no impact to opening accumulated deficit. In addition, due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to the income tax provision from excess tax benefits in the first quarter of 2017 as a result of this adoption.

NOTE 2. INVESTMENT IN EQUITY METHOD INVESTMENTS

Privately-held equity investments are accounted for under the equity method of accounting if the Company has an ownership interest of 20% or greater or if it has the ability to exercise significant influence over the operations of such companies.
The below table presents the changes in carrying value of the equity method investments.

	Three Months Ended April 2, 2017
	(in thousands)
	Deca Technologies Inc.	Enovix Corporation ("Enovix")	Total
Carrying value as of January 1, 2017	$134,327	$54,360	$188,687
Additional investment	—	5,599	5,599
Equity in net loss of equity method investees	(2,931)	(2,145)	(5,076)
Carrying value as of April 2, 2017	$131,396	$57,814	$189,210
The investment made by the Company during the first quarter of fiscal 2017, completed the Company's investment commitment in Enovix. As a result of investment in Enovix by certain third party investors, the Company's ownership in Enovix reduced from 46.6% as at January 1, 2017 to 41.2% as at April 2, 2017.

Enovix continues to be in the process of completing certain key product development milestones during 2017.  Delays or failure to complete these milestones may result in the recognition of a material impairment charge to the Company’s earnings as a result of a write-down of the carrying value of the Company’s investment in Enovix.

NOTE 3. INTANGIBLE ASSETS
The following table presents details of the Company's intangible assets:

	As of April 2, 2017			As of January 1, 2017
	Gross	Accumulated Amortization	Net (a)	Gross	Accumulated Amortization	Net (a)
	(In thousands)
Developed technology and other intangible assets
Acquisition-related intangible assets	$1,040,614	$(343,272)	$697,342	$1,021,244	$(295,023)	$726,221
Non-acquisition related intangible assets	11,413	(8,928)	2,485	12,000	(8,863)	3,137
Total developed technology and other intangible assets	1,052,027	(352,200)	699,827	1,033,244	(303,886)	729,358
In-process research and development	155,775	—	155,775	175,203	—	175,203
Total intangible assets	$1,207,802	$(352,200)	$855,602	$1,208,447	$(303,886)	$904,561

(a)
Included in the intangible assets are in-process research and development (“IPR&D”) projects acquired as part of the Spansion Merger and the acquisition of the IoT business that had not attained technological feasibility and commercial production. IPR&D assets are accounted for initially as indefinite-lived intangible assets until completion of the associated research and development efforts. Upon completion, the carrying value of every related intangible asset will be amortized over the remaining estimated life of the asset beginning in the period in which the project is completed.

The below table presents details of the in-process research and development assets as of April 2, 2017:

(in thousands)
As of January 1, 2017	$175,203
Technological feasibility achieved	(19,428)
As of April 2, 2017	$155,775

In the first quarter of fiscal 2017, one project representing $19.4 million of the total capitalized IPR&D, with an estimated useful life of 4 years, had reached technological feasibility and was transferred to developed technology.
In the first quarter of fiscal 2016, the Company recognized a $33.9 million impairment charge related to two IPR&D projects that were cancelled due to changes in the Company’s product portfolio strategy.  The impairment charges are included in the “Impairment of acquisition-related intangible assets” line in the Condensed Consolidated Statements of Operations.

The Company expects the remaining IPR&D projects as of April 2, 2017 to attain technological feasibility by the first quarter of fiscal 2018.
The estimated future amortization expense related to developed technology and other intangible assets as of April 2, 2017 is as follows:

(In thousands)
2017 (remaining nine months)	$144,109
2018	187,319
2019	180,091
2020	119,916
2021	29,295
2022 and future	39,097
Total future amortization expense	$699,827

NOTE 4. ASSETS HELD FOR SALE

In the third quarter of fiscal 2016, the Company committed to a plan to sell its wafer manufacturing facility located in Bloomington, Minnesota, as well as a building in Austin, Texas.

The carrying value of these assets held for sale at the end of the quarter reflects the lower of the carrying value or fair value, net of estimated costs to sell the assets. The Company performed an analysis and estimated the fair value of the assets, less estimated selling costs, and determined the value was lower than the carrying value of the assets. As a result, based on this analysis the Company recorded an impairment charge of $37.2 million during fiscal 2016 to write these assets down to their estimated fair value, less selling costs.

The sales of the wafer fabrication facility in Minnesota and the sale of the building in Austin were completed during the first quarter of fiscal 2017. During the first quarter of fiscal 2017, the Company recorded a gain of $1.3 million resulting from the change in the estimated costs to sell these assets. This gain was recorded in the selling, general and administrative line item of the Condensed Consolidated Statement of Operations.

NOTE 5. BALANCE SHEET COMPONENTS
Accounts Receivable, Net

	As of
	April 2, 2017	January 1, 2017
	(In thousands)
Accounts receivable, gross	$322,300	$338,061
Allowance for doubtful accounts receivable and sales returns	(5,024)	(5,024)
Total accounts receivable, net	$317,276	$333,037

Inventories

	As of
	April 2, 2017	January 1, 2017
	(In thousands)
Raw materials	$15,628	$15,525
Work-in-process	223,083	208,525
Finished goods	86,267	63,726
Total inventories	$324,978	$287,776

Other Current Assets

	As of
	April 2, 2017	January 1, 2017
	(In thousands)
Prepaid tooling - current	$21,474	$21,687
Restricted cash relating to defined benefit pension plan, current	2,708	4,206
Advances to suppliers	17,422	16,549
Prepaid royalty and licenses	19,664	17,769
Derivative assets	5,425	6,605
Value added tax receivable	9,033	11,625
Receivable from sale of TrueTouch Mobile® business	3,491	10,000
Prepaid expenses	23,338	22,965
Other current assets	15,986	10,756
Total other current assets	$118,541	$122,162

Other Long-term Assets

	As of
	April 2, 2017	January 1, 2017
	(In thousands)
Employee deferred compensation plan	$42,650	$45,574
Prepaid tooling - non-current	13,619	6,054
Investment in cost method equity securities	14,856	13,331
Deferred tax assets	4,437	4,463
Long-term licenses	17,871	14,498
Advance to suppliers	21,509	25,207
Other assets	32,331	38,815
Total other long-term assets	$147,273	$147,942
Other Current Liabilities

	As of
	April 2, 2017	January 1, 2017
	(In thousands)
Employee deferred compensation plan	$44,120	$46,359
Restructuring accrual - current portion (See Note 7)	7,996	24,029
Rebate reserve	127	2,320
Derivative liability	10,294	15,582
Accrued expenses	53,202	73,983
Other current liabilities	22,318	18,025
Total other current liabilities	$138,057	$180,298

Other Long-term Liabilities

	As of
	April 2, 2017	January 1, 2017
	(In thousands)
Long-term pension and other employee related liabilities	$14,631	$14,672
Restructuring accrual - non-current portion (See Note 7)	10,591	11,294
Asset retirement obligation	4,980	5,067
Other long-term liabilities	3,260	5,716
Total other long-term liabilities	$33,462	$36,749

NOTE 6. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the fair value hierarchy for the Company's financial assets and liabilities measured at fair value on a recurring basis and its non-financial liabilities measured at fair value on a non-recurring basis as of April 2, 2017 and January 1, 2017:

	As of April 2, 2017			As of January 1, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds (1)	$306	$—	$306	$287	$—	$287
Total cash equivalents	306	—	306	287	—	287
Short-term investments:
Certificates of deposit (1)	—	972	972	—	972	972
Total short-term investments	—	972	972	—	972	972

Employee deferred compensation plan assets:
Cash equivalents	4,048	—	4,048	3,809	—	3,809
Mutual funds	23,259	—	23,259	22,658	—	22,658
Equity securities	10,906	—	10,906	11,974	—	11,974
Fixed income	2,389	—	2,389	4,088	—	4,088
Stable value funds	—	2,048	2,048	—	3,045	3,045
Total employee deferred compensation plan assets	40,602	2,048	42,650	42,529	3,045	45,574
Foreign exchange forward contracts	—	5,425	5,425	—	6,605	6,605
Total financial assets	$40,908	$8,445	$49,353	$42,816	$10,622	$53,438
Financial Liabilities
Foreign exchange forward contracts	$—	$10,294	$10,294	$—	$15,582	$15,582
Employee deferred compensation plan liability	—	44,120	44,120	—	46,359	46,359
Total financial liabilities	$—	$54,414	$54,414	$—	$61,941	$61,941

(1)	Available for sale securities, maturing within one year. There were no unrealized gains or losses recorded during the first quarter of fiscal 2017 and fiscal 2016 related to these securities.
The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of April 2, 2017 and January 1, 2017.  There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three months ended April 2, 2017.

Valuation Techniques:
There have been no changes to the valuation techniques used to measure the fair value of the Company's assets and liabilities. For a description of the valuation techniques, refer to Note 7 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2017.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of the Company’s assets, including intangible assets, goodwill and cost-method investments, are measured at fair value on a nonrecurring basis if impairment is indicated. Refer to Note 3 regarding impairment of certain intangible assets during the first quarter of fiscal 2016.
As of April 2, 2017, the carrying value of the Company's Revolving Credit Facility was $317.0 million (See Note 9). The carrying value of the Company's Revolving Credit Facility approximates its fair value since it bears an interest rate that is comparable to rates on similar credit facilities and is determined using Level 2 inputs.
The Company's 2.00% Senior Exchangeable Notes assumed as part of the Merger are traded in the market and are categorized as a Level 2 liability. The carrying value and the estimated fair value of the said Notes as of April 2, 2017 were $136.3 million and $396.4 million, respectively.  See Note 9 for further details.
The Company’s 4.50% Senior Convertible Notes are traded in the secondary market and the fair value is determined using Level 2 inputs.  The carrying value and the estimated fair value of the debt portion of the said Notes as of April 2, 2017 were $239.0 million and $350.8 million, respectively.  See Note 9 for further details.

NOTE 7. RESTRUCTURING
2016 Restructuring Plan
In September 2016, the Company began the implementation of a reduction in workforce ("2016 Plan") which is expected to result in elimination of approximately 430 positions worldwide across various functions. The restructuring charges related to the 2016 Plan during the first quarter of fiscal 2017 were $2.6 million and consisted of personnel costs of $1.5 million and other charges related to the write-off of certain licenses of $1.1 million. The Company expects that the cash costs incurred under the 2016 Plan will be paid out through fiscal 2017.
Spansion Integration-Related Restructuring Plan
In March 2015, the Company began the implementation of planned cost reduction and restructuring activities in connection with the Merger. The restructuring charge of $0.3 million recorded during the first quarter of fiscal 2016 consists primarily of severance costs and impairment of property, plant and equipment.
Summary of restructuring costs
The following table summarizes the restructuring charges recorded in the Consolidated Statements of Operations:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Personnel costs	$1,503	$246
Lease termination costs	—	24
Other	1,069	—
Total restructuring costs	$2,572	$270
All restructuring costs are included in the operating expenses under "Restructuring costs" in the Condensed Consolidated Statements of Operations.
Roll-forward of the restructuring reserves
Restructuring activity under the Company's restructuring plans were as follows:

	Three Months Ended
	April 2, 2017
	(In thousands)
	Spansion Integration plan	2016 Plan	Total
Accrued restructuring balance as of January 1, 2017	$14,219	$21,104	$35,323
Provision	—	2,572	2,572
Cash payments and other adjustments	(763)	(18,545)	(19,308)
Accrued restructuring balance as of April 2, 2017	$13,456	$5,131	$18,587
Current portion of the restructuring accrual	$2,865	$5,131	$7,996
Non-current portion of the restructuring accrual	$10,591	$—	$10,591

The Company anticipates that the remaining restructuring accrual balance of $5.1 million will be paid out in cash through the end of fiscal 2017 for employee terminations and over the remaining lease term through 2026 for the excess lease obligation of $13.5 million related to the buildings Spansion had leased prior to the Merger, which the Company decided not to occupy in the post-Merger period.

NOTE 8. EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION
The Company's equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
The following table summarizes the stock-based compensation expense by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Cost of revenues	$5,331	$5,647
Research and development	11,771	6,930
Selling, general and administrative	8,835	10,961
Total stock-based compensation expense	$25,937	$23,538

As of April 2, 2017 and January 1, 2017, stock-based compensation capitalized in inventories totaled $4.7 million and $4.6 million, respectively.
The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Stock options	$—	$298
Restricted stock units ("RSUs") and performance based restricted stock awards ("PSUs")	20,840	17,393
Employee Stock Purchase Plan (“ESPP”)	5,097	5,847
Total stock-based compensation expense	$25,937	$23,538

The following table summarizes the unrecognized stock-based compensation expense, by type of awards:

	As of
	April 2, 2017	Weighted- Average Amortization Period
	(In thousands)	(In years)
Stock options	$842	0.75
RSUs and PSUs	123,137	1.61
ESPP	9,020	1.49
Total unrecognized stock-based compensation expense	$132,999	1.53
Equity Incentive Program
As of April 2, 2017, approximately 18.1 million stock options, or 11.1 million RSUs/PSUs were available for grant as share -based awards under the 2013 Stock Plan, the 2010 Equity Incentive Award Plan (formerly the Spansion 2010 Equity Incentive Award Plan) and the 2012 Incentive Award Plan (formerly the Ramtron Plan).  As of April 2, 2017, there were 3.5 million shares of stock available for issuance under the ESPP plan.

Stock Options
The following table summarizes the Company's stock option activities:

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
	(In thousands, except per-share amounts)		(In years)	($ in millions)
Options outstanding as of January 1, 2017	7,947	$10.70
Exercised	(1,076)	$8.38
Forfeited or expired	(263)	$13.73
Options outstanding as of April 2, 2017	6,608	$10.96	2.97	$22.4
Options exercisable as of April 2, 2017	5,699	$10.93	2.78	$20.0

There were no options granted during the three months ended April 2, 2017.
Restricted Stock Units (“RSUs”) and Performance-Based Restricted Stock Units (“PSUs”)
The following table summarizes the Company's RSU/PSU activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of January 1, 2017	13,780	$11.83
Granted	5,311	$13.19
Vested	(3,824)	$12.55
Forfeited	(1,151)	$12.21
Balance as of April 2, 2017	14,116	$12.12

On March 16, 2017, the Compensation Committee of the Company approved the issuance of certain service-based and performance-based restricted stock units to certain employees.
The milestones for the 2017 performance based restricted stock (“PARS”) programs, approved by Compensation Committee include service and performance conditions. Approximately 54% of the grants are based on performance milestones: debt leverage milestones, profit before tax (“PBT”) milestones, strategic initiatives milestones, gross margin milestones and revenue growth milestones- over the next three years. The remaining approximately 46% are based on service milestones that vest based on continued service over three years.

NOTE 9. DEBT

Total debt is comprised of the following:

	As of
	April 2, 2017	January 1, 2017
	(In thousands)
Current portion of long-term debt
Term Loan A	$7,500	$7,500
Term Loan B	22,500	22,500
Equipment loans and capital lease obligations	36	152
Current portion of long-term debt	30,036	30,152
Revolving credit facility and long-term debt
Revolving Credit facility	317,000	332,000
Term Loan A	82,940	84,838
Term Loan B	396,405	406,214
2.00% Senior Exchangeable Notes	136,314	135,401
4.50% Senior Exchangeable Notes	239,047	236,526
Revolving credit facility and long-term debt	1,171,706	1,194,979
Total debt	$1,201,742	$1,225,131

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

The Notes are exchangeable for an initial exchange rate of 74.1372 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial exchange price of approximately $13.49 per share) subject to adjustments for anti-dilutive issuances and make-whole adjustments upon a fundamental change. Refer to Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2017 for further details.

Upon conversion, the Company may pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of its common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a pre-defined calculation of the conversion value.

It is the Company’s intent that upon conversion, the Company would pay the holders of the Notes cash for an amount up to the aggregate principal amount of the Notes. If the conversion value exceeds the principal amount, the Company intends to deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (“conversion spread”). Accordingly, for the purposes of calculating diluted earnings per share, there would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the Notes, as that portion of the debt liability is expected to be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share using the treasury stock method.

The following table includes total interest expense related to the Notes recognized during the three months ended April 2, 2017 and year ended January 1, 2017 (in thousands):

	Three months ended April 2, 2017	Year ended January 1, 2017
Contractual interest expense	$3,270	$6,900
Amortization of debt issuance costs	319	700
Accretion of debt discount	2,202	4,646
Total	$5,791	$12,246

The net liability component of the Notes as of April 2, 2017 is comprised of the following (in thousands):

April 2, 2017
Net carrying amount at issuance date	$231,180
Amortization of debt issuance costs during the year	1,019
Accretion of debt discount during the year	6,848
$239,047

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
 Senior Secured Revolving Credit Facility ("Revolving Credit Facility")
On February 17, 2017, the Company amended its Senior Secured Credit Facility. The amendment reduced the applicable margins on the Term Loan B and Term Loan A from 5.50% and 5.11% respectively, to 3.75% effective February 17, 2017. Additionally, the amended financial covenants include the following conditions: 1) maximum senior secured leverage ratio of 4.25 to 1.00 through December 31, 2017, 2) maximum senior secured leverage ratio of 4.00 to 1.00 through July 1, 2018 and 3.75 to 1.00 thereafter. The Company incurred financing costs of $5.9 million to lenders of the Term Loans which has been capitalized and recognized as a reduction of the Term Loan A and Term Loan B balance in “Long-term revolving credit facility and long term debt” on the Condensed Consolidated Balance Sheet. These costs will be amortized over the life of the Term Loans and recorded in “Interest Expense” on the Condensed Consolidated Statements of Operations.
As of April 2, 2017, $849.4 million aggregate principal amount of loans, including Term Loan A, Term Loan B and letters of credit, were outstanding under the Revolving Credit Facility.
As of April 2, 2017, the Company was in compliance with all of the financial covenants under the Credit Facility.
2.00% Senior Exchangeable Notes
Pursuant to the Merger, Cypress assumed Spansion's 2.00% Senior Exchangeable Notes (the “Spansion Notes”) on March 12, 2015. They are fully and unconditionally guaranteed on a senior unsecured basis by the Company. The Spansion Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2.00% per year payable semi-annually in arrears on March 1 and September 1. The Spansion Notes may be due and payable immediately in certain events of default.
As of April 2, 2017, the Spansion Notes are exchangeable for 193.6 shares of common stock per $1,000 principal amount of the Notes (equivalent to an exchange price of approximately $5.16) subject to adjustments for dividends, anti-dilutive issuances and make-whole adjustments upon a fundamental change. Refer to Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2017 for further details.

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
It is the Company’s intent that upon conversion, the Company will pay to the holders of the Spansion Notes cash for an amount up to the aggregate principal amount of the Spansion Notes. If the conversion value exceeds the principal amount, the Company intends to deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (“conversion spread”). Accordingly, for the purposes of calculation of diluted earnings per share, there would be no adjustment to the numerator in the net income per common share computation for the cash settled portion of the Spansion Notes, as that portion of the debt liability is expected to be settled in cash. The conversion spread, will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.
The net carrying amount of the liability component of the Spansion Notes as of April 2, 2017 consists of the following:

(in thousands)
Principal amount	$149,990
Unamortized debt discount	(13,676)
Net carrying value	$136,314

The following table presents the interest on the Spansion Notes recognized as an expense during the three months ended April 2, 2017 and April 3, 2016:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(in thousands)
2.00% Senior Exchangeable Notes
Contractual interest expense at 2% per annum	$750	$747
Accretion of debt discount	913	872
Total	$1,663	$1,619

Capital Leases and Equipment Loans
In 2011, the Company entered into capital lease agreements which allow it to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. Assets purchased under all capital leases are included in “Property, plant and equipment, net” on the Company's Consolidated Balance Sheet.
As of January 1, 2017, the gross value and net book value of manufacturing equipment purchased under these capital leases were $1.8 million and $0.9 million, respectively. As of April 2, 2017, the gross value and net book value of manufacturing equipment purchased under these capital leases were $1.8 million and $0.8 million, respectively. As at end of first quarter of fiscal 2017, there is no balance outstanding against these capital leases.
In December 2011, the Company obtained equipment loans from a financial institution for an aggregate amount of approximately $14.1 million which are collateralized by certain manufacturing equipment and bear interest of 3.15% to 3.18% per annum payable in 60 equal installments. During the first quarter of fiscal 2017, substantially all of the equipment loans have been paid off.

Future Debt Payments
For each of the next five years and beyond, the scheduled maturities of the Company's debts including interest as of April 2, 2017, is as follows:

Fiscal Year	Term Loan A	Term Loan B	Revolving Credit Facility	2.00% Senior Exchangeable Notes	4.50% Senior Exchangeable Notes	Equipment loans	Total
	(In thousands)
2017 (remaining nine months)	$9,082	$37,315	$10,271	$1,500	$13,908	$36	$72,112
2018	10,676	41,871	10,271	3,000	13,117	—	78,935
2019	12,859	43,604	10,271	3,000	13,117	—	82,851
2020	72,625	50,606	319,568	152,989	13,153	—	608,941
2021 and after	—	347,982	—	—	307,230	—	655,212
Total	$105,242	$521,378	$350,381	$160,489	$360,525	$36	$1,498,051

NOTE 10. COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
The Company leases certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2020. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values at the time of the extension.
As of April 2, 2017, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2017 (remaining nine months)	$14,440
2018	13,885
2019	9,920
2020	8,506
2021	6,476
2022 and thereafter	22,270
Total	$75,497

Restructuring accrual balances related to operating facility leases were $13.5 million and $14.2 million as of April 2, 2017 and January 1, 2017, respectively.
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

The following table presents the Company's warranty reserve activities:

	April 2, 2017	April 3, 2016
	(In thousands)
Beginning balance	$3,996	$4,096
Settlements made	(319)	(430)
Provisions	319	510
Ending balance	$3,996	$4,176

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
After our announcement of the merger between the Company and Spansion Inc. in December 2014, two separate putative class action complaints (Walter Jeter v. Spansion Inc., et. al. (No. 114-cv-274635) and Shiva Y. Stein v. Spansion Inc., et. al. (No. 114CV274924)) were filed in Santa Clara County Superior Court in December 2014, alleging claims of breach of fiduciary duty against Spansion’s board of directors and naming Cypress as a defendant for aiding and abetting the alleged breach of fiduciary duty. While Cypress believes these lawsuits to be meritless, Spansion and Cypress entered into a memorandum of understanding with plaintiffs, the terms of which required additional disclosures by the Company and payment of nominal attorneys’ fees to the class counsel. In January 2017, the court approved the settlement agreement, which included payment of $0.3 million in attorneys’ fees to plaintiffs’ counsel. This matter is now closed.

Since August 2014, the Company has been involved in various trademark opposition proceedings with Kingston Technology Corporation (“Kingston”) concerning Kingston’s “HYPERX” trademark and the Company’s “HYPERRAM” trademark, including Trademark Trial and Appeal Board Proceeding Nos. 91218100, 91222728, and 92061796. On April 6, 2017, the parties settled and agreed to dismiss all proceedings.

On May 17, 2016, a patent infringement case was filed by North Star Innovations, Inc. (“North Star”) against the Company and UMC Group USA (“UMC”) in the U.S. District Court for the District of Delaware (Case No. 16-cv-368).  North Star alleges that the Company infringes three patents.  On September 26, 2016, North Star filed a second case against the Company and UMC in the U.S. District Court for the Central District of California (Case No. 16-cv-01721), asserting two additional patents against the Company, as well as one of the patents asserted in the Delaware lawsuit. In December 2016, the Company settled with North Star, pursuant to which the Company obtained a license to the North Star patent portfolio. In January 2017, the Delaware lawsuit was dismissed and in February 2017, the California lawsuit was dismissed.

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

On January 30, 2017, T.J. Rodgers, the former Chief Executive Officer and director of the Company, filed a complaint in the Delaware Court of Chancery captioned Rodgers v. Cypress Semiconductor Corp., C.A. No. 2017-0070-AGB (Del. Ch.), seeking to inspect certain Company books and records pursuant to Section 220 of the Delaware General Corporation Law. The complaint does not seek an award of money damages. On February 20, 2017, the Company filed its answer and response to Mr. Rodgers’ complaint. On April 17, 2017, the Court ruled that Mr. Rodgers was entitled to certain books and records.

On April 24, 2017, Mr. Rodgers filed a second lawsuit in the Delaware Court of Chancery (C.A. No. 2017-0314-AGB), naming the Company’s directors as defendants and alleging breach of the fiduciary duty of candor. The complaint seeks an order that the Company issue additional disclosures in connection with its proxy materials at least ten days in advance of the Company’s 2017 annual shareholders meeting, and if corrective materials are not issued, an order enjoining the shareholder meeting until corrective disclosures are made. The complaint does not seek an award of money damages other than reasonable attorneys and expert fees, costs and expenses. Given the stage and nature of the litigation, the Company cannot reasonably estimate the loss or the range of possible losses, if any.
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
It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments the Company has made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations. Management believes that if the Company were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of April 2, 2017, the Company had no reason to believe a loss exceeding amounts already recognized had been incurred.

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
Cash Flow Hedges
The Company enters into cash flow hedges to protect non-functional currency inventory purchases and certain other operational expenses, in addition to its on-going program of cash flow hedges to protect its non-functional currency revenues against variability in cash flows due to foreign currency fluctuations. The Company’s foreign currency forward contracts that were designated as cash flow hedges have maturities between three and nine months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a monthly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. Interest charges or “forward points” on the forward contracts are excluded from the assessment of hedge effectiveness and are recorded in interest and other income, net in the Condensed Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or costs, depending on the risk hedged.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net in its Condensed Consolidated Statements of Operations at that time.
The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in interest and other income, net in its Condensed Consolidated Statements of Operations.
At April 2, 2017, the Company had outstanding forward contracts to buy approximately ¥4,724.2 million for $45.3 million.
Non-designated hedges
Total notional amounts of net outstanding contracts were as summarized below:

Buy / Sell	April 2, 2017	January 1, 2017
(in millions)
US dollar / EUR	$9.3/€8.8	$25.0 / €23.6
Japanese Yen / US dollar	¥4,599 / $43.5	¥10,129/$87.9

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended April 2, 2017 was immaterial.

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of April 2, 2017 and January 1, 2017 were as follows:

	April 2, 2017		January 1, 2017
Balance Sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(in thousands)
Other Current Assets
Derivative Asset	$2,964	$2,461	$6,468	$137
Other Current Liabilities
Derivative Liability	$5,622	$4,672	$14,391	$1,191

NOTE 12. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands, except per-share amounts)
Net loss attributable to Cypress	$(45,782)	$(104,022)
Weighted-average common shares	326,964	320,351
Weighted-average diluted shares	326,964	320,351
Net loss per share—basic	$(0.14)	$(0.32)
Net loss per share—diluted	$(0.14)	$(0.32)

For the three months ended April 2, 2017 and April 3, 2016, approximately 1.2 million and 11.3 million, weighted average potentially dilutive securities consisting of outstanding share based awards and convertible debt, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 13. INCOME TAXES
The Company's income tax expense was $4.9 million and $3.7 million for the three months ended April 2, 2017 and April 3, 2016, respectively.  The income tax expense for the three months ended April 2, 2017 and April 3, 2016 was primarily due to non-U.S. income taxes on income earned in foreign jurisdictions.
Unrecognized Tax Benefits
As of April 2, 2017 and January 1, 2017, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate totaled $25.2 million and $24.3 million, respectively.
Management believes events that could occur in the next 12 months which could cause a material change in unrecognized tax benefits include, but are not limited to, the following:
•completion of examinations by the U.S. or foreign taxing authorities; and
•expiration of statute of limitations on the Company's tax returns.
The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The Company believes it is reasonably possible that it may recognize up to approximately $0.4 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.
Classification of Interest and Penalties
The Company classifies interest and penalties as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of April 2, 2017 and January 1, 2017, the amounts of accrued interest and penalties totaled $9.1 million and $8.5 million, respectively.

NOTE 14. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION
Segment Information
The Company designs, develops, manufactures and markets a broad range of solutions for embedded systems, from automotive, industrial and networking platforms to interactive consumer devices.
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker ("CODM") is considered to be the Chief Executive Officer.

The prior periods herein reflect the change in segments as outlined in Note 1 of the Notes to Condensed Consolidated Financial Statements.

Revenue

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Microcontroller and Connectivity Division	$317,901	$206,822
Memory Products Division	213,973	212,142
Total revenues	$531,874	$418,964

Income (loss) before Income Taxes

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Microcontroller and Connectivity Division	$(918)	$(4,987)
Memory Products Division	49,671	31,421
Unallocated items:
Stock-based compensation expense	(25,937)	(23,538)
Restructuring charges	(2,572)	(270)
Amortization of intangible assets	(48,249)	(35,187)
Impairment of assets	—	(33,944)
Changes in value of deferred compensation plan	(213)	(586)
Impact of purchase accounting	(7,497)	(31,243)
Loss from operations before income taxes	$(35,715)	$(98,334)

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
Geographical Information
The following table presents revenues by geographical locations: 1

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
United States	$47,356	$53,798
Europe	70,876	61,575
Greater China [2]	233,266	144,247
Japan	115,138	113,195
Rest of the World	65,238	46,149
Total revenue	$531,874	$418,964
1 Prior period numbers have been revised to conform to current period presentation.  During the second quarter of fiscal 2016, the Company started presenting this information based on the location of customers to whom the sale of products was made.

2 Greater China includes China, Taiwan and Hong Kong.

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	April 2, 2017	January 1, 2017
	(In thousands)
United States	$185,901	$189,912
Philippines	36,806	37,790
Thailand	31,767	32,547
Japan	14,668	14,898
Other	23,913	22,119
Total property, plant and equipment, net	$293,055	$297,266

The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the Company’s chief operating decision maker ("CODM") does not review asset information on a segment basis.
Customer Information
Outstanding accounts receivable from two of the Company's distributors accounted for 21.3% and 11.9% of its consolidated accounts receivable as of April 2, 2017. Outstanding accounts receivable from one of the Company's distributors accounted for 24% of its consolidated accounts receivable as of January 1, 2017.
Revenue earned through one of the Company's distributors accounted for 16.9% of its consolidated revenue for the three months ended April 2, 2017.  No end customer accounted for 10% or more of the Company's revenues for the three months ended April 2, 2017.
Revenue earned through one of the Company’s distributors accounted for 25.0% of its consolidated revenue for the three months ended April 3, 2016. No end customer accounted for 10% or more of the Company's revenues for the three months ended April 3, 2016.

NOTE 15. SUBSEQUENT EVENTS
Amendment to Credit and Guarantee Agreement
On April 7, 2017, the Company amended its Revolving Credit Facility. The amendment reduced the applicable margins on the Company's Term Loan A from 3.75% to 2.75% effective April 7, 2017.

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
EXECUTIVE SUMMARY
Overview
Cypress Semiconductor Corporation (“Cypress” or “the Company”) manufactures and sells advanced embedded system solutions for automotive, industrial, home automation and appliances, consumer electronics and medical products. Cypress’s programmable systems-on-chip, general-purpose microcontrollers, analog ICs, wireless and wired connectivity solutions and memories help engineers design differentiated products and help with speed to market. Cypress is committed to providing customers with quality support and engineering resources.

Acquisitions and Divestitures
Acquisition of Broadcom Corporation’s Internet of Things business (the “IoT business”)
On July 5, 2016, we completed the acquisition of certain assets primarily related to the IoT business of Broadcom Corporation ("Broadcom") pursuant to an Asset Purchase Agreement with Broadcom, dated April 28, 2016, for a total consideration of $550 million. The following MD&A includes the financial results of the IoT business beginning July 5, 2016.
The comparability of our results for the quarter ended April 2, 2017 to the same prior year periods is significantly impacted by these transactions.
Investment in Deca Technologies Inc.
On July 29, 2016, Deca Technologies Inc. ("Deca"), our majority-owned subsidiary, entered into a share purchase agreement (the "Purchase Agreement"), whereby certain third-party investors purchased 41.1% of the shares outstanding at the said date for an aggregate consideration of approximately $111.4 million. Concurrently, Deca repurchased certain of its preferred shares from us.
In our discussion and analysis of comparative periods, we have quantified the contribution of additional revenue or expense resulting from these transactions wherever such amounts were material and identifiable. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.
Business Segments
We continuously evaluate our reportable business segments in accordance with the applicable accounting guidance. As a result of the Company's reorganization and change in internal reporting restructuring effective fourth quarter of fiscal 2016, the Company operates under two reportable business segments: Microcontroller and Connectivity Division ("MCD") and Memory Products Division ("MPD"). Prior to the fourth quarter of fiscal 2016, the Company reported under four reportable business segments: MPD, Programmable Systems Division ("PSD"), Data Communications Division ("DCD") and Emerging Technologies Division ("ETD"). Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended January 1, 2017 for further details.
The prior periods herein reflect this change in segment information.

Business Segments	Description

Microcontroller and Connectivity Division
MCD focuses on high-performance microcontroller (MCU), analog and wireless and wired connectivity solutions. The portfolio includes Traveo™ automotive MCUs, PSoC® programmable system-on-chip MCUs, ARM® Cortex®-M4, -M3, -M0+ MCUs and R4 CPUs, analog PMIC Power Management ICs, CapSense® capacitive-sensing controllers, TrueTouch® touchscreen and fingerprint reader products, Wi-Fi®, Bluetooth®, Bluetooth Low Energy and ZigBee® radios and WICED® development platform for the Internet of Things, and USB controllers, including solutions for the USB-C and USB Power Delivery ("PD") standards. MCD includes wireless connectivity solutions acquired from Broadcom effective July 5, 2016. This division also includes our intellectual property ("IP") foundry business. The historical results of MCD include our subsidiary Deca Technologies, Inc.

Memory Products Division
MPD focuses on high-performance parallel and serial NOR flash memories, NAND flash memories, static random access memory (SRAM), F-RAM™ ferroelectric memory devices and other specialty memories. This division also includes our subsidiary AgigA, Tech Inc.

Business Strategy

Refer to Item 1. Business in our Annual Report on Form 10-K for the year ended January 1, 2017 for a discussion of our strategies.

As we continue to implement our strategies, there are many internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed under Part I Item 1A in our Annual Report on Form 10-K for the year ended January 1, 2017 as well as in Part II Item 1A in this Quarterly Report on Form 10-Q.
Results of Operations
Revenues
Our total revenues increased by $112.9 million, or 26.9%, to $531.9 million for the three month period ended April 2, 2017 compared to the same period in the prior year. For the three months ended April 2, 2017, $93.9 million of the increase was attributable to revenue contributions from the acquired IoT business which is included in the MCD division.
Consistent with our accounting policies and generally accepted accounting principles, prior to fiscal 2014 we recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty in estimating the ultimate price of these product shipments and amount of potential returns. We continually reassess our ability to reliably estimate the ultimate price of these products and, over the past several years, we have made investments in our systems and processes around our distribution channel to improve the quality of the information we receive from our distributors. Given these ongoing investments, and based on the financial framework we use for estimating potential price adjustments, in the fourth quarter of 2014, the Company began recognizing revenue on certain product families and with certain distributors (less its estimate of future price adjustments and returns) upon shipment to the distributors (also referred to as the sell-in basis of revenue recognition). As of April 2, 2017, with the exception of consignment sales, the Company is recognizing all revenue upon shipment.
During the three months ended April 3, 2016, we recognized an incremental $9.4 million of revenue on new product families or distributors for which we recognized revenue on a sell-in basis. This change resulted in a reduction to net loss of approximately $3.2 million for the three months ended April 3, 2016, or $0.01 per basic and diluted share.
The following table summarizes our consolidated revenues by segments:

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Microcontroller and Connectivity Division	$317,901	$206,822
Memory Products Division	213,973	212,142
Total revenues	$531,874	$418,964

Microcontroller and Connectivity Division:
Revenues recorded by MCD increased by $111.1 million, or 53.7%, in the three months ended April 2, 2017 compared to the same prior year period. The increase was primarily driven by the acquisition of the IoT business from Broadcom. In the first quarter of fiscal 2017, revenue recorded by our wireless business, which includes the acquired IoT business was $101.3 million. Additionally, MCD revenues increased in the three months ended April 2, 2017 as compared to the same prior year period, due to increased revenue from the automotive segment. The overall average selling price of our products for MCD for the three months ended April 2, 2017 was $1.11 which increased by $0.04, compared with the same prior year period. The increase is attributed to the higher ASPs of the wireless products.
Memory Products Division:
Revenues recorded by MPD increased by $1.8 million, or 0.9%, in the three months ended April 2, 2017 compared to the same prior year period. The increase was primarily due to $7.9 million of revenue contribution from the Flash memory business, which grew primarily in the automotive and consumer segments. This was partially offset by $6.1 million of decrease in revenue from our RAM business. The overall average selling prices (ASP’s) of our products for MPD for the three months ended April 2, 2017 was $1.25, which decreased by $0.02, compared with the same prior year period. The decrease is attributed to lower ASPs in the overall memory segment, particularly in NAND and SRAM families.

Cost of Revenues

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Cost of revenues	$332,814	$293,179
As a percentage of revenue	62.6%	70.0%

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
Our cost of revenue ratio declined to 62.6% in the first quarter fiscal 2017 from 70.0% in the first quarter of fiscal 2016. The primary driver of the improvement in the cost of revenue ratio was lower Spansion acquisition-related expenses, which declined $14.9 million in the first quarter of 2017 compared to the first quarter of 2016. Another major contributor in the improvement in the cost of revenue ratio was higher fab utilization which increased from 52% in the first quarter of 2016 to 63% in the first quarter of 2017. This was partially offset by higher write downs of carrying value of inventory during the first quarter of fiscal 2017 as compared to the same prior year period. Write-down of inventories during the first quarter of fiscal 2017 was $10.5 million as compared to $8.9 million in the first quarter of fiscal 2016, which unfavorably impacted our cost of revenue ratio by 2.0% and 2.1%, respectively. Sale of inventory that was previously written off or written down aggregated to $7.6 million and $8.2 million for the first quarters of fiscal years 2017 and 2016, which favorably impacted our cost of revenue ratio by 1.4% and 2.0%, respectively.
Research and Development (“R&D”) Expenses

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
R&D expenses	$88,481	$73,967
As a percentage of revenues	16.6%	17.7%

R&D expenditures increased by $14.5 million in the three months ended April 2, 2017 compared to the same prior-year period. The increase was mainly attributable to $18.6 million of expenses due to the IoT business acquisition, primarily comprised of $5.6 million increase in R&D expenses primarily relating to material costs for certain projects, other overhead expenses and $13.0 increase in labor costs due to increased headcount. Additionally, there was an increase of $4.8 million in stock-based compensation expense. The above increases were offset by $3.5 million decrease in miscellaneous R&D expenses and $3.2 million decrease in repair and maintenance expenses and other allocated operating expenses.
Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
SG&A expenses	$76,114	$74,500
As a percentage of revenues	14.3%	17.8%

SG&A expenses increased by $1.6 million in the three months ended April 2, 2017 compared to the same prior-year period. The increase was primarily due to higher labor expenses as a result of increased headcount from the IoT business acquisition. These increases were offset by $2.1 million decrease in stock-based compensation expense.

Amortization of Acquisition-Related Intangible Assets
Amortization expense increased by $13.1 million in the first quarter of fiscal 2017 compared to the same period in the prior year. The increase was mainly due to the amortization of the intangibles acquired in connection with the IoT business acquisition and the Spansion Merger, as well as the capitalization of certain in-process research and development projects.
Impairment of Acquisition-Related Intangible Assets
During the first quarter of fiscal 2016, we recognized $33.9 million of impairment charges related to two IPR&D projects that were canceled due to certain changes in our long-term product portfolio strategy during fiscal 2016.
There were no impairment charges of acquisition-related intangibles during the first quarter of fiscal 2017.
Restructuring
2016 Restructuring Plan
In September 2016, the Company began implementation of a reduction in workforce ("2016 Plan") which is expected to result in elimination of approximately 430 positions worldwide across various functions. The restructuring charges related to the 2016 Plan during the first quarter of fiscal 2017 were $2.6 million and consisted primarily of personnel costs of $1.5 million and other charges related to the write-off of certain licenses of $1.1 million. The Company expects that the cash costs incurred under the 2016 Plan will be paid out through fiscal 2017.
Spansion Integration-Related Restructuring Plan
In March 2015, the Company began the implementation of planned cost reduction and restructuring activities in connection with the Merger. The restructuring charge of $0.3 million recorded for the three months ended April 3, 2016 consists primarily of severance costs and impairment of property, plant and equipment.
We anticipate that the remaining restructuring liability balance of $5.1 million will be paid out in cash through fiscal 2017 for employee terminations and over the remaining lease term through 2026 for the excess lease obligation of $13.5 million related to the buildings Spansion had leased prior to the Merger, which the Company decided not to occupy in the post-Merger period.
Income Taxes
Our income tax expense was $4.9 million and $3.7 million for the three months ended April 2, 2017 and April 3, 2016, respectively.   The tax expense for the first quarter of fiscal 2017 and first quarter of fiscal 2016 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes information regarding our cash and cash equivalents and short-term investments and working capital:

	As of
	April 2, 2017	January 1, 2017
	(In thousands)
Cash, cash equivalents and short-term investments	$122,472	$121,144
Working capital	$188,265	$191,486

Key Components of Cash Flows

	Three Months Ended
	April 2, 2017	April 3, 2016
	(In thousands)
Net cash provided by operating activities	$25,721	$13,729
Net cash provided by (used in) investing activities	$21,650	$(18,896)
Net cash used in financing activities	$(46,043)	$(135,432)

Operating Activities
Net cash provided by operating activities of $25.7 million during the three months ended April 2, 2017 was primarily due to a net loss of $45.7 million offset by net non-cash items of $100.6 million and $29.2 million decrease in cash due to changes in operating assets and liabilities.  The non-cash items primarily consisted of:
◦depreciation and amortization of $65.1 million,
◦stock-based compensation expense of $25.9 million,
◦restructuring costs of $2.6 million,

◦	accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt of $5.1 million, and

◦	share in net loss of equity method investees of $5.1 million.
Decrease in net cash due to changes in operating assets and liabilities for the three months ended April 2, 2017 of $29.2 million was primarily due to the following:

◦
a decrease in accounts receivable of $15.8 million mainly due to collection efforts which reduced the days sales outstanding for the first quarter of fiscal 2017 to 54 days as compared to 61 days in the first quarter of fiscal 2016,

◦	a decrease in accounts payable and accrued and other liabilities of $10.7 million mainly due to timing of payments and payments related to restructuring activities,

◦	an increase in inventories of $37.1 million to support expected demand of IoT and MCD products during remainder of fiscal 2017, and

◦
an increase of $6.5 million in price adjustments and other revenue reserves for sales to distributors due to the change in revenue recognition for certain product families on a sell-in basis, which required us to record a reserve for distributor price adjustments based on our estimate of historical experience rates.

Investing Activities
During the three months ended April 2, 2017, we generated approximately $21.7 million of cash in our investing activities primarily due to $31.6 million of cash received on sale of assets held for sale and receipt of $6.5 million of previously escrowed consideration from the divestiture of our TrueTouch® mobile touchscreen business. Such increases were offset by $13.8 million of cash used for property and equipment expenditures relating to purchases of certain tooling, laboratory and manufacturing facility equipment and $7.1 million cash paid for certain investments, of which $5.6 million related to our investment in Enovix.
Financing Activities
During the three months ended April 2, 2017, we used approximately $46.0 million of cash in our financing activities primarily related to $35.5 million dividend payment, net repayments of $15.0 million on the revolving credit facility, and $7.5 million of scheduled repayment of Term Loan A and Term Loan B. Such borrowings were offset by $17.9 million of proceeds from employee equity awards.

Liquidity and Contractual Obligations
Contractual Obligations
The following table summarizes our contractual obligations as of April 2, 2017:

	Total	2017	2018 and 2019	2020 and 2021	After 2021
	(In thousands)
Purchase obligations (1)	$492,948	$252,496	$163,531	$76,921	$—
Operating lease commitments (2)	75,497	14,440	23,805	14,982	22,270
Capital lease obligations and Equipment loans	36	36	—	—	—
2.00% Senior Exchangeable Notes	149,990	—	—	149,990	—
4.50% Senior Exchangeable Notes	287,500	—	—	—	287,500
Term Loan A	93,125	5,625	17,500	70,000	—
Term Loan B	438,750	16,875	47,835	374,040	—
Interest payment on debt	211,650	49,575	96,451	59,011	6,613
Senior Secured Revolving Credit Facility	317,000	—	—	317,000	—
Total contractual obligations	$2,066,496	$339,047	$349,122	$1,061,944	$316,383

(1)
Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

(2)
Operating leases include payments relating to Spansion's lease for office space in San Jose for a new headquarters entered into May 22, 2014, which is no longer required. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The term of the lease commenced on January 1, 2015 and expires on December 31, 2026.

As of April 2, 2017, our unrecognized tax benefits were $25.2 million, which were classified as long-term liabilities. We believe it is possible that we may recognize up to approximately $0.4 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.
Capital Resources and Financial Condition
Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities, payments of regularly scheduled cash dividends, and the repayment of debt. As of April 2, 2017, our cash, cash equivalents and short-term investment balance was $122.5 million as compared to $121.1 million as of January 1, 2017.  As of April 2, 2017 approximately 38.7% of our cash was owned by our non-U.S. subsidiaries. While these amounts are primarily denominated in U.S. dollars, a portion is denominated in foreign currencies. All non-U.S. cash balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated, may be subject to tax and other transfer restrictions.  However, the Company has significant U.S. net operating losses to negate any U.S. tax impact of cash repatriation.
We believe that the liquidity provided by existing cash, cash equivalents and available-for-sale investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. In addition, we may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives (including the acquisition of other companies) and provide us with additional flexibility to take advantage of other business opportunities that arise. As of April 2, 2017, we were in compliance with all of the financial covenants under the Revolving Credit Facility.

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
As discussed in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 1, 2017, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks

Our investment portfolio consists of a variety of financial instruments that expose us to interest rate risk, including, but not limited to, money market funds, certificates of deposit and corporate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheets at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in stockholders’ equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate increase in interest rates would have a material effect on the fair market value of our portfolio.
Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to our Revolving Credit Facility, Term Loans and Convertible Notes. Interest on the Convertible Notes is fixed and interest on our Term Loans is at variable rates. The interest rate on the Term Loans is tied to short-term interest rate benchmarks including the Prime Rate and LIBOR. For example, a one hundred basis point change in the contractual interest rates would change our interest expense for the Term Loans by approximately $5.1 million annually.
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
For example,

•	sales of our products to Fujitsu are denominated in U.S. dollars, Japanese yen and Euros;

•	some of our manufacturing costs are denominated in Japanese yen, and other foreign currencies such as the Thai baht and Malaysian ringgit;

•	some of our operating expenses are denominated in Japanese yen and other foreign currencies; and

•	some fixed asset purchases and sales are denominated in other foreign currencies.
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
We recognize derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to the appropriate revenue or expense line of the Condensed Consolidated Statements of Operations. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to interest and other income, net in our Condensed Consolidated Statements of Operations at that time.
We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedging instruments in interest and other income, net in our Condensed Consolidated Statements of Operations.
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
Changes in Internal Control over Financial Reporting
During the three months ended April 2, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information required by this item is included in Note 10 of Notes to Condensed Consolidated Financial Statements under Item 1, Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, including the following risk factors, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2017, which could materially affect our business, financial condition or future results.  Unless they materially change, risk factors in the 10-K are not repeated here, but are incorporated by reference from the Annual Report on Form 10-K.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

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

•
actions of an activist stockholder, especially any legal proceedings and contested proxy situations, may divert management time and attention away from execution on the Company’s business operations and cause the Company to incur significant costs, including expenses related to legal, public relations, investment banking, and/or proxy advisory services - these expenses could have a material adverse impact on our financial results;

•	the election to our board of directors of director candidates who are not supported by the Company, may create unnecessary conflict and instability on our board of directors; and

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

3.1
Certificate of Amendment to Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation, executed March 23, 2017 (including the Second Restated Certificate of Incorporation, executed June 12, 2000).
X

3.2	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	8-K	3/24/2017	001-10079

10.1
Amendment No. 4 to the Amended and Restated Credit and Guaranty Agreement, dated as of February 17, 2017, by and among Cypress Semiconductor Corporation, the guarantors party thereto, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent.
		8-K	2/21/2017	001-10079

10.2
Amendment No. 5 to Amended and Restated Credit and Guaranty Agreement, dated as of April 7, 2017, by and among Cypress Semiconductor Corporation, the guarantors party thereto, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent.
		8-K	4/10/2017	001-10079

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: May 2, 2017	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit	Description	Form	Filing Date	File No.	Filed
Number					Herewith

3.1
Certificate of Amendment to Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation, executed March 23, 2017 (including the Second Restated Certificate of Incorporation, executed June 12, 2000).

X

3.2	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	8-K	3/24/2017	001-10079

10.1
Amendment No. 4 to the Amended and Restated Credit and Guaranty Agreement, dated as of February 17, 2017, by and among Cypress Semiconductor Corporation, the guarantors party thereto, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent.
		8-K	2/21/2017	001-10079

10.2
Amendment No. 5 to Amended and Restated Credit and Guaranty Agreement, dated as of April 7, 2017, by and among Cypress Semiconductor Corporation, the guarantors party thereto, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent.
		8-K	4/10/2017	001-10079

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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