Form 10-Q
period 2017-07-02
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2017-07-28
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The total number of outstanding shares of the registrant’s common stock as of July 24, 2017 was 332,488,159.

PART I—FINANCIAL INFORMATION
Forward-Looking Statements
The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to: our pursuit of long-term growth initiatives, including various long-term strategic corporate transformation initiatives, collectively referred to as our Cypress 3.0 strategy; expected improvements in margin and our ability to successfully execute on our margin improvement plan; our manufacturing strategy; the anticipated impact of our acquisitions, dispositions and restructuring activities, including our acquisition of the IoT business of Broadcom Corporation in July 2016; anticipated growth opportunities in the automotive, wireless and industrial markets; our expectations regarding dividends and stock repurchases; our expectations regarding future technology transfers and other licensing arrangements; our efforts to license and/or monetize our intellectual property portfolio; our expectations regarding the timing and cost of our restructuring liabilities; our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; the competitive advantage we believe we have with our patents as well as our proprietary programmable technologies and programmable products; our plans for our products, pricing, and marketing efforts, including the potential impact on our customer base if we were to raise our prices; our backlog as an indicator of future performance; our ability to pay down our indebtedness and continue to meet the covenants set forth in our debt agreements; the risk associated with our yield investment agreements; our foreign currency exposure and the impact exchange rates could have on our operating margins; the adequacy of our cash and working capital positions; the value and liquidity of our investments, including auction rate securities and our other debt investments; our ability to recognize certain unrecognized tax benefits within the next twelve months, as well as the resolution of agreements with various foreign tax authorities; our investment strategy; the impact of interest rate fluctuations on our investments; the volatility of our stock price; the impact of actions by stockholder activists, including any related litigation proceedings; the size and composition of our Board of Directors; the adequacy of our real estate properties; the utility of our non-GAAP reporting; the adequacy of our audits; the potential impact of our indemnification obligations; and the impact of new accounting standards on our financial statements and our ability to recognize revenue. We use words such as “may,” “will,” “should,” “plan,” “anticipate,” “believe,” “expect,” “future,” “intend,” “estimate,” “predict,” “potential,” “continue,” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. In addition, readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to: the state and future of the general economy and its impact on the markets and consumers we serve and on our investments; our ability to execute on our Cypress 3.0 strategy and our margin improvement plan; our ability to effectively integrate the Broadcom IoT assets; our ability to attract and retain key personnel; our ability to timely deliver our proprietary and programmable technologies and products; the current credit conditions; our ability to retain and expand our customer base, which may be adversely affected if we were to raise our prices; our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; the uncertainty and expense of pending litigation matters; our ability to pay down our indebtedness and continue to meet the covenants set forth in our debt agreements; our ability to manage our investments and interest rate and exchange rate exposure; changes in the law; the results of our pending tax examinations; our ability to achieve liquidity in our investments; the failure or success of our internal startups; and/or the materialization of one or more of the risks set forth in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 2, 2017	January 1, 2017
	(In thousands, except per-share amounts)
Current assets:
Cash and cash equivalents	$108,771	$120,172
Accounts receivable, net	336,547	333,037
Inventories	311,774	287,776
Other current assets	124,038	122,162
Assets held for sale	—	30,796
Total current assets	881,130	893,943
Property, plant and equipment, net	289,458	297,266
Equity method investments	184,375	188,687
Intangible assets, net	805,428	904,561
Goodwill	1,439,472	1,439,472
Other long-term assets	144,247	147,942
Total assets	$3,744,110	$3,871,871
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$214,222	$241,424
Accrued compensation and employee benefits	68,512	60,552
Price adjustment and other revenue reserves	163,281	154,525
Dividend payable	36,325	35,506
Current portion of long-term debt	30,000	30,152
Other current liabilities	133,504	180,298
Total current liabilities	645,844	702,457
Deferred income taxes and other tax liabilities	50,157	44,934
Revolving credit facility and long-term debt	1,168,851	1,194,979
Other long-term liabilities	34,269	36,749
Total liabilities	1,899,121	1,979,119
Commitments and contingencies (Note 10)	—	—
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 505,069 and 497,055 shares issued; 331,578 and 323,583 shares outstanding at July 2, 2017 and January 1, 2017, respectively	4,764	4,737
Additional paid-in-capital	5,693,948	5,676,236
Accumulated other comprehensive loss	(3,336)	(8,811)
Accumulated deficit	(1,516,069)	(1,445,033)
Stockholders’ equity before treasury stock	4,179,307	4,227,129
Less: shares of common stock held in treasury, at cost; 173,491 and 173,472 shares at July 2, 2017 and January 1, 2017, respectively	(2,335,372)	(2,335,301)
Total Cypress stockholders’ equity	1,843,935	1,891,828
Non-controlling interest	1,054	924
Total equity	1,844,989	1,892,752
Total liabilities and equity	$3,744,110	$3,871,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands, except per-share amounts)
Revenues	$593,776	$450,127	$1,125,650	$869,091
Costs and expenses:
Cost of revenues	357,594	291,349	690,408	584,528
Research and development	89,736	70,171	178,217	144,138
Selling, general and administrative	81,243	81,836	155,090	156,336
Amortization of intangible assets	49,354	32,605	97,603	67,792
Costs and settlement charges related to shareholder matter	12,043	—	14,310	—
Impairment of acquisition-related intangible assets	—	—	—	33,944
Goodwill impairment charge	—	488,504	—	488,504
Restructuring costs	898	654	3,470	924
Total costs and expenses	590,868	965,119	1,139,098	1,476,166
Operating income (loss)	2,908	(514,992)	(13,448)	(607,075)
Interest expense	(18,781)	(7,540)	(38,257)	(13,872)
Other income, net	2,374	224	2,490	305
Loss before income taxes and non-controlling interest	(13,499)	(522,308)	(49,215)	(620,642)
Income tax (provision) benefit	(4,504)	5,221	(9,430)	1,479
Share in net loss of equity method investees	(4,835)	(2,568)	(9,911)	(4,646)
Net loss	(22,838)	(519,655)	(68,556)	(623,809)
Net (income) loss attributable to non-controlling interests	(66)	381	(130)	513
Net loss attributable to Cypress	$(22,904)	$(519,274)	$(68,686)	$(623,296)
Net loss per share attributable to Cypress:
Basic	$(0.07)	$(1.65)	$(0.21)	$(1.96)
Diluted	$(0.07)	$(1.65)	$(0.21)	$(1.96)
Cash dividend declared per share	$0.11	$0.11	$0.22	$0.22
Shares used in net loss per share calculation:
Basic	329,860	314,305	328,320	317,330
Diluted	329,860	314,305	328,320	317,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

LINKED DATA	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Net loss	$(22,838)	$(519,655)	$(68,556)	$(623,809)
Other comprehensive (loss) income:
Net unrealized gain on cash flow hedges:
Net unrealized (loss) gain arising during the period	(725)	(7,951)	1,515	(10,629)
Net (gain) loss reclassified into earnings for revenue hedges (effective portion)	(1,282)	4,102	(3,871)	5,127
Net gain reclassified into earnings for revenue hedges (ineffective portion)	—	(184)	—	(173)
Net loss reclassified into earnings for expense hedges (effective portion)	2,988	4,665	8,638	7,454
Provision for income tax	—	—	(808)	—
Net unrealized gain on cash flow hedges	981	632	5,474	1,779
Other comprehensive gain	981	632	5,474	1,779
Comprehensive loss	(21,857)	(519,023)	(63,082)	(622,030)
Comprehensive (income) loss attributable to non-controlling interest	(66)	381	(130)	513
Comprehensive loss attributable to Cypress	$(21,923)	$(518,642)	$(63,212)	$(621,517)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 2, 2017	July 3, 2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(68,556)	$(623,809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	56,271	42,387
Depreciation and amortization	131,335	122,737
Impairment of acquisition-related intangible assets	—	33,944
Impairment of goodwill	—	488,504
(Gain) loss on disposal on property and equipment	(809)	6,116
Share in net loss of equity method investees	9,911	4,646
Accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt	10,071	3,101
Other adjustments	61	2,793
Changes in operating assets and liabilities:
Accounts receivable	(3,510)	(32,406)
Inventories	(24,295)	22,383
Other current and long-term assets	(4,987)	(36,656)
Price adjustment reserve for sales to distributors	8,756	50,114
Accounts payable and other liabilities	(56,080)	(6,815)
Deferred margin on sales to distributors	—	(54,536)
Net cash provided by operating activities	58,168	22,503
Cash flows from investing activities:
Proceeds from maturities and sales of available-for-sale investments	—	84,317
Purchases of marketable securities	—	(80,053)
Cash received on sale of asset held for sale	31,611	—
Proceeds from divestiture of TrueTouch® Mobile business	6,509	—
Contribution, net of distributions to deferred compensation plan	4,206	1,743
Acquisition of property, plant and equipment	(29,350)	(25,814)
Cash paid for equity and cost method investments	(7,893)	(14,376)
Others	1,575	—
Net cash provided by (used in) investing activities	6,658	(34,183)
Cash flows from financing activities:
Borrowings under revolving credit facility	70,000	120,000
Repayment of revolving credit facility	(85,000)	(202,000)
Repayment of Term Loan A and Term Loan B	(15,000)	(2,500)
Purchase of treasury stock	—	(175,694)
Payment of cash dividends	(71,754)	(70,820)
Proceeds from employee stock-based awards	31,841	40,111
Repayment of equipment leases, loans and other	(111)	(6,606)
Net proceeds from issuance of 4.50% Senior Exchangeable Notes	—	279,594
Purchase of capped calls	—	(8,165)
Financing costs related to revolving credit facility	(6,203)	(597)
Net cash used in financing activities	(76,227)	(26,677)
Net decrease in cash and cash equivalents	(11,401)	(38,357)
Cash and cash equivalents, beginning of period	120,172	226,690
Cash and cash equivalents, end of period	$108,771	$188,333
Supplemental Cash Flows Disclosures:
Dividends payable	$36,325	$35,240
Unpaid purchase of property, plant and equipment	$354	$3,804
Cash paid for interest	$28,968	$10,398
Cash paid for income taxes	$4,499	$4,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Years
Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal years 2017 and 2016 each contained 52 weeks. The second quarter of fiscal 2017 ended on July 2, 2017 and the second quarter of fiscal 2016 ended on July 3, 2016.
Basis of Presentation
These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
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
On July 5, 2016, the Company completed its acquisition of certain assets primarily related to the Internet of Things business of Broadcom Corporation ("IoT business") pursuant to an Asset Purchase Agreement with Broadcom, dated April 28, 2016, for a total consideration of approximately $550 million. Consequently, the financial condition and results of operations include the financial results of the IoT business beginning July 5, 2016. The comparability of our results for the second quarter of fiscal 2017 to the same period in fiscal 2016 is impacted by this acquisition. Refer to Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2017.
Effective as of July 29, 2016, the Company changed the method of accounting for its investment in Deca Technologies Inc. ("Deca") from consolidation to the equity method of accounting as a result of the investment by certain third party investors in Deca. The comparability of our results for the second quarter of fiscal 2017 to the same period in fiscal 2016 is impacted by the said change. Refer to Note 6 and Note 21 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2017.
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
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
The Condensed Consolidated Results of Operations for the three and six months ended July 2, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.
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

Recent Accounting Pronouncements

The following are the accounting pronouncements issued but not adopted that may materially affect the Company’s consolidated financial statements:
In May 2014, the Financial Accounting Standards Board ("FASB") issued an ASU (Accounting Standard Update) on revenue from contracts with customers, ASU No. 2014-09, “Revenue from Contracts with Customers", which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new guidance will be effective for the Company starting in the first quarter of fiscal 2018. Adoption one year early is permitted. Two methods of adoption are permitted: (a) full retrospective adoption, meaning this standard is applied to all periods presented or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance.
The Company presently expects to select the modified retrospective transition method. As the new standard will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all of the Company's business segments, in addition to its business processes, compensation, information technology systems and other financial reporting and operational elements. By the end of fiscal 2016, the Company transitioned all revenue from distributors from sell-through to the sell-in basis of accounting. Please see discussion related to the transition to sell-in-basis of accounting under Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2017. Consequently, the Company does not expect the new guidance to materially impact the timing of recognition of future revenue from distributors.

While we are continuing to assess all potential impacts, given that our distributor revenues are now recognized at the time of shipment, the Company currently expects the adoption of this new guidance may impact the timing of recognition of revenue from its intellectual property portfolio, non-recurring engineering arrangements, and sales of products that do not have an alternative use under a non-cancelable arrangement. Upon adoption of the new guidance, licenses to use portions of the Company’s intellectual property portfolio may need to be recognized as revenues on a straight-line basis over the term of the license agreement. Also, the Company expects a change in the timing of revenues recognized from sales-based royalties. The Company currently recognizes sales-based royalties as revenues in the period in which such royalties are reported by licensees, which is typically after the conclusion of the quarter in which the licensees’ sales occur. Under the new guidance, the Company will be required to estimate and recognize sales-based royalties in the period in which the associated sales occur, resulting in acceleration of revenue recognition compared to the current method. The Company also expects that revenue from certain non-recurring engineering arrangements, which are currently recognized upon the achievement of contractual milestones, may need to be recognized as performance obligations are satisfied over time. Similarly, sales of products that do not have an alternative use under a non-cancelable arrangement, which are currently recognized at a point in time may need to be recognized as performance obligations are satisfied over time. Revenues from these arrangements are presently not material for the Company.
In February 2016, the FASB issued ASU 2016-02, Leases, "(Topic 842)", which replaces most current lease guidance when it becomes effective. This standard update intends to increase the transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the effect that the new guidance will have on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." For public entities, ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.
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

In May 2017 the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 amends the requirements in GAAP related to accounting in changes to stock compensation awards. The guidance in ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

NOTE 2. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	July 2, 2017	January 1, 2017
	(In thousands)
Accounts receivable, gross	$341,892	$338,061
Allowance for doubtful accounts receivable and sales returns	(5,345)	(5,024)
Total accounts receivable, net	$336,547	$333,037

Inventories

	As of
	July 2, 2017	January 1, 2017
	(In thousands)
Raw materials	$15,474	$15,525
Work-in-process	219,733	208,525
Finished goods	76,567	63,726
Total inventories	$311,774	$287,776

Other Current Assets

	As of
	July 2, 2017	January 1, 2017
	(In thousands)
Prepaid tooling - current	$18,937	$21,687
Restricted cash relating to defined benefit pension plan, current	2,466	4,206
Advances to suppliers	19,388	16,549
Prepaid royalty and licenses	15,455	17,769
Derivative assets	3,794	6,605
Value added tax receivable	9,090	11,625
Receivable from sale of TrueTouch Mobile® business	3,491	10,000
Prepaid expenses	39,740	22,965
Other current assets	11,677	10,756
Total other current assets	$124,038	$122,162

Other Long-term Assets

	As of
	July 2, 2017	January 1, 2017
	(In thousands)
Employee deferred compensation plan	$44,448	$45,574
Prepaid tooling - non-current	12,827	6,054
Investment in cost method equity securities	15,625	13,331
Deferred tax assets	4,359	4,463
Long-term licenses	13,417	14,498
Advance to suppliers	19,535	25,207
Other assets	34,036	38,815
Total other long-term assets	$144,247	$147,942

Other Current Liabilities

	As of
	July 2, 2017	January 1, 2017
	(In thousands)
Employee deferred compensation plan	$45,774	$46,359
Restructuring accrual - current portion (See Note 7)	5,599	24,029
Derivative liability	8,004	15,582
Accrued expenses	51,981	73,983
Other current liabilities	22,146	20,345
Total other current liabilities	$133,504	$180,298

Other Long-term Liabilities

	As of
	July 2, 2017	January 1, 2017
	(In thousands)
Long-term pension and other employee related liabilities	$16,330	$14,672
Restructuring accrual - non-current portion (See Note 7)	9,908	11,294
Asset retirement obligation	5,371	5,067
Other long-term liabilities	2,660	5,716
Total other long-term liabilities	$34,269	$36,749

NOTE 3. INTANGIBLE ASSETS
The following table presents details of the Company's intangible assets:

	As of July 2, 2017			As of January 1, 2017
	Gross	Accumulated Amortization	Net (a)	Gross	Accumulated Amortization	Net (a)
	(In thousands)
Developed technology and other intangible assets
Acquisition-related intangible assets	$1,059,008	$(392,683)	$666,325	$1,021,244	$(295,023)	$726,221
Non-acquisition related intangible assets	12,000	(10,336)	1,664	12,000	(8,863)	3,137
Total developed technology and other intangible assets	1,071,008	(403,019)	667,989	1,033,244	(303,886)	729,358
In-process research and development	137,439	—	137,439	175,203	—	175,203
Total intangible assets	$1,208,447	$(403,019)	$805,428	$1,208,447	$(303,886)	$904,561

(a)
Included in the intangible assets are in-process research and development (“IPR&D”) projects acquired as part of the Merger and the acquisition of the IoT business that had not attained technological feasibility and commercial production. IPR&D assets are accounted for initially as indefinite-lived intangible assets until completion of the associated research and development efforts. Upon completion, the carrying value of every related intangible asset will be amortized over the remaining estimated life of the asset beginning in the period in which the project is completed.

The below table presents details of the in-process research and development assets as of July 2, 2017:

(in thousands)
As of January 1, 2017	$175,203
Technological feasibility achieved	(37,764)
As of July 2, 2017	$137,439

During the three and six months ended July 2, 2017, two and three projects representing $18.3 million and $37.8 million, respectively, of the total capitalized IPR&D, with estimated useful lives of 4 years and 5 years, respectively, had reached technological feasibility and were transferred to developed technology.
In the first quarter of fiscal 2016, the Company recognized a $33.9 million impairment charge related to two IPR&D projects that were cancelled due to changes in the Company’s product portfolio strategy.  The impairment charges are included in the “Impairment of acquisition-related intangible assets” line in the Condensed Consolidated Statements of Operations.

The Company expects the remaining IPR&D projects as of July 2, 2017 to attain technological feasibility by fiscal 2018.
The estimated future amortization expense related to developed technology and other intangible assets as of July 2, 2017 is as follows:

(In thousands)
2017 (remaining six months)	$98,150
2018	191,592
2019	183,994
2020	124,073
2021	30,912
2022 and future	39,268
Total future amortization expense	$667,989

NOTE 4. ASSETS HELD FOR SALE

In the third quarter of fiscal 2016, the Company committed to a plan to sell its wafer manufacturing facility located in Bloomington, Minnesota, as well as a building in Austin, Texas.

The carrying value of these assets held for sale at the end of fiscal 2016 reflected the lower of the carrying value or fair value, net of estimated costs to sell the assets. The Company performed an analysis and estimated the fair value of the assets, less estimated selling costs, and determined the value was lower than the carrying value of the assets. As a result, based on this analysis the Company recorded an impairment charge of $37.2 million during fiscal 2016 to write these assets down to their estimated fair value, less selling costs.

The sales of the wafer fabrication facility in Minnesota and the sale of the building in Austin were completed during the first quarter of fiscal 2017. During the first half of fiscal 2017, the Company recorded a gain of $0.8 million resulting from the change in the estimated costs to sell these assets. This gain was recorded in the selling, general and administrative line item of the Condensed Consolidated Statements of Operations.

NOTE 5. INVESTMENT IN EQUITY METHOD INVESTMENTS
Privately-held equity investments are accounted for under the equity method of accounting if the Company has an ownership interest of 20% or greater or if it has the ability to exercise significant influence over the operations of such companies.
The below table presents the changes in carrying value of the equity method investments.

	As of July 2, 2017
	(in thousands)
	Deca Technologies ("Deca")	Enovix Corporation ("Enovix")	Total
Carrying value as of January 1, 2017	$134,327	$54,360	$188,687
Additional investment	—	5,599	5,599
Equity in net loss of equity method investees	(5,408)	(4,503)	(9,911)
Carrying value as of July 2, 2017	$128,919	$55,456	$184,375
During the first quarter of fiscal 2017, the Company made an investment of $5.6 million in Enovix, which completed the Company's investment commitment in Enovix of $85.1 million per the original agreement dated February 22, 2012. Certain third-party investors made additional investments in Enovix in the first quarter of fiscal 2017, as a result of which, the Company's ownership in Enovix reduced from 46.6% as at January 1, 2017 to 41.2% as at April 2, 2017. As of July 2, 2017, the Company’s ownership in Enovix was 41.2%.

The estimated fair value of the Company’s investment in Enovix, based on the enterprise value of Enovix implied from a third-party investment in Enovix, exceeds the carrying value of the said investment as at July 2, 2017. Enovix continues to be in the process of completing certain key product development milestones. Enovix’s estimated enterprise value is sensitive to its ability to achieve these milestones. Delays or failure by Enovix to complete these milestones may have an adverse impact on Enovix’s estimated enterprise value and result in the recognition of a material impairment charge to the Company’s earnings as a result of a write-down of the carrying value of the Company’s investment in Enovix.

As of January 1, 2017 and July 2, 2017, the Company’s ownership in Deca was 52.2%.

NOTE 6. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the fair value hierarchy for the Company's financial assets and liabilities measured at fair value on a recurring basis and its non-financial liabilities measured at fair value on a non-recurring basis as of July 2, 2017 and January 1, 2017:

	As of July 2, 2017			As of January 1, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$362	$—	$362	$287	$—	$287
Total cash equivalents	362	—	362	287	—	287
Other current assets
Certificates of deposit	—	972	972	—	972	972
Total other current assets	—	972	972	—	972	972

Employee deferred compensation plan assets:
Cash equivalents	3,530	—	3,530	3,809	—	3,809
Mutual funds	24,196	—	24,196	22,658	—	22,658
Equity securities	11,375	—	11,375	11,974	—	11,974
Fixed income	3,063	—	3,063	4,088	—	4,088
Stable value funds	—	2,284	2,284	—	3,045	3,045
Total employee deferred compensation plan assets	42,164	2,284	44,448	42,529	3,045	45,574
Foreign exchange forward contracts	—	3,794	3,794	—	6,605	6,605
Total financial assets	$42,526	$7,050	$49,576	$42,816	$10,622	$53,438
Financial Liabilities
Foreign exchange forward contracts	$—	$8,004	$8,004	$—	$15,582	$15,582
Employee deferred compensation plan liability	—	45,774	45,774	—	46,359	46,359
Total financial liabilities	$—	$53,778	$53,778	$—	$61,941	$61,941

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of July 2, 2017 and January 1, 2017.  There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three and six months ended July 2, 2017 and July 3, 2016 related to these securities.

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
Fair Value of Long-term Debt
As of July 2, 2017, the carrying value of the Company's revolving credit facility was $317.0 million (See Note 9). The carrying value of the Company's revolving credit facility approximates its fair value since it bears an interest rate that is comparable to rates on similar credit facilities and is determined using Level 2 inputs.
The Company's 2.00% Senior Exchangeable Notes assumed as part of the Merger are traded in the secondary market for debt instruments and are categorized as a Level 2 liability. The carrying value and the estimated fair value of the said Notes as of July 2, 2017 were $137.2 million and $397.9 million, respectively.  See Note 9 for further details.
The Company’s 4.50% Senior Convertible Notes are traded in the secondary market for the debt instruments and the fair value is determined using Level 2 inputs.  The carrying value and the estimated fair value of the debt portion of the said Notes as of July 2, 2017 were $241.6 million and $351.3 million, respectively.  See Note 9 for further details.

NOTE 7. RESTRUCTURING
2016 Restructuring Plan
In September 2016, the Company began the implementation of a reduction in workforce ("2016 Plan") which will result in elimination of approximately 430 positions worldwide across various functions. The restructuring charge of $0.9 million recorded for the three months ended July 2, 2017 consists of personnel costs and facilities related expenses. The restructuring charge of $3.5 million recorded for the six months ended July 2, 2017 consists of personnel costs of $1.9 million, other charges related to the write-off of certain licenses and facilities related expenses of $1.6 million. The Company expects that the cash costs incurred under the 2016 Plan will be paid out through fiscal 2017.
Spansion Integration-Related Restructuring Plan ("Spansion Integration Plan")
In March 2015, the Company implemented cost reduction and restructuring activities in connection with the Merger. The restructuring charge of $0.9 million recorded for the six months ended July 3, 2016 consists primarily of severance costs and impairment of property, plant and equipment. No restructuring charges were recorded for the three and six months ended July 2, 2017 related to the Spansion Integration Plan.
Summary of restructuring costs
The following table summarizes the restructuring charges recorded in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Personnel costs	$374	$369	$1,877	$615
Lease termination costs	—	285	—	309
Other	524	—	1,593	—
Total restructuring costs	$898	$654	$3,470	$924
All restructuring costs are included in the operating expenses under "Restructuring costs" in the Condensed Consolidated Statements of Operations.
Roll-forward of the restructuring reserves
Restructuring activity under the Company's restructuring plans was as follows:

	(In thousands)
	Spansion Integration plan	2016 Plan	Total
Accrued restructuring balance as of January 1, 2017	$14,219	$21,104	$35,323
Provision	—	2,572	2,572
Cash payments and other adjustments	(763)	(18,545)	(19,308)
Accrued restructuring balance as of April 2, 2017	$13,456	$5,131	$18,587
Provision	—	898	898
Cash payments and other adjustments	(741)	(3,237)	(3,978)
Accrued restructuring balance as of July 2, 2017	$12,715	$2,792	$15,507
Current portion of the restructuring accrual	$2,807	$2,792	$5,599
Non-current portion of the restructuring accrual	$9,908	$—	$9,908

The Company anticipates that the remaining 2016 Plan restructuring accrual balance of $2.8 million will be paid out in cash through the end of fiscal 2017 for employee terminations and facilities related expenses, and the remaining Spansion Integration Plan accrual balance of $12.7 million will be paid over the lease term through 2026 for the excess lease obligation related to the buildings Spansion had leased prior to the Merger, which the Company decided not to occupy in the post-Merger period.

NOTE 8. EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION
The Company's equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
The following table summarizes the stock-based compensation expense by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Cost of revenues	$4,833	$4,278	$10,164	$9,925
Research and development	11,275	5,329	23,046	12,259
Selling, general and administrative	14,226	9,242	23,061	20,203
Total stock-based compensation expense	$30,334	$18,849	$56,271	$42,387

As of July 2, 2017 and January 1, 2017, stock-based compensation capitalized in inventories totaled $4.3 million and $4.6 million, respectively.
The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Stock options	$109	$206	$109	$504
Restricted stock units ("RSUs") and performance-based restricted stock awards ("PSUs")	25,706	13,204	46,546	30,597
Employee Stock Purchase Plan (“ESPP”)	4,519	5,439	9,616	11,286
Total stock-based compensation expense	$30,334	$18,849	$56,271	$42,387

The following table summarizes the unrecognized stock-based compensation expense, by type of awards:

	As of
	July 2, 2017	Weighted- Average Amortization Period
	(In thousands)	(In years)
Stock options	$289	0.67
RSUs and PSUs	100,661	1.45
ESPP	15,519	0.59
Total unrecognized stock-based compensation expense	$116,469	1.34
Equity Incentive Program
As of July 2, 2017, approximately 47.3 million stock options, or 26.7 million RSUs/PSUs were available for grant as share -based awards under the 2013 Stock Plan, the 2010 Equity Incentive Award Plan (formerly the Spansion 2010 Equity Incentive Award Plan) and the 2012 Incentive Award Plan (formerly the Ramtron Plan).  As of July 2, 2017, there were 2.2 million shares of stock available for issuance under the ESPP plan.

Stock Options
The following table summarizes the Company's stock option activities:

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
	(In thousands, except per-share amounts)		(In years)	($ in millions)
Options outstanding as of January 1, 2017	7,947	$10.70
Exercised	(1,076)	$8.38
Forfeited or expired	(263)	$13.73
Options outstanding as of April 2, 2017	6,608	$10.96	2.97	$22.4
Exercised	(270)	$8.77
Forfeited or expired	(63)	$14.98
Options outstanding as of July 2, 2017	6,275	$11.01
Options exercisable as of July 2, 2017	5,589	$11.00	2.61	$18.6

There were no options granted during the six months ended July 2, 2017.
Restricted Stock Units (“RSUs”) and Performance-Based Restricted Stock Units (“PSUs”)
The following table summarizes the Company's RSU/PSU activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of January 1, 2017	13,780	$11.83
Granted	5,311	$13.19
Released	(3,824)	$12.55
Forfeited	(1,151)	$12.21
Balance as of April 2, 2017	14,116	$12.12
Granted	459	$13.56
Released	(673)	$11.40
Forfeited	(517)	$12.44
Balance as of July 2, 2017	13,385	$12.19

On March 16, 2017, the Compensation Committee of the Company approved the issuance of service-based and performance-based restricted stock units under the Company’s Performance Accelerated Restricted Stock Program ("PARS") to certain employees.
The milestones for the 2017 PARS grants include service and performance conditions. Approximately 54% of the grants are based on debt leverage, profit before tax (“PBT”), strategic initiatives, gross margin and revenue growth milestones over the next three years. The remaining approximately 46% of the 2017 PARS grants are based on service milestones that vest over three years.

NOTE 9. DEBT

Total debt is comprised of the following:

	As of
	July 2, 2017	January 1, 2017
	(In thousands)
Current portion of long-term debt
Term Loan A	$7,500	$7,500
Term Loan B	22,500	22,500
Equipment loans and capital lease obligations	—	152
Current portion of long-term debt	30,000	30,152
Senior secured credit facility and long-term debt
Revolving credit facility	317,000	332,000
Term Loan A	80,949	84,838
Term Loan B	392,086	406,214
2.00% Senior Exchangeable Notes	137,248	135,401
4.50% Senior Exchangeable Notes	241,568	236,526
Revolving credit facility and long-term debt	1,168,851	1,194,979
Total debt	$1,198,851	$1,225,131
As of July 2, 2017, the Company was in compliance with all of the financial covenants under all of its debt facilities.

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

The following table includes total interest expense related to the Notes recognized during the three and six months ended July 2, 2017 and year ended January 1, 2017 (in thousands):

	Three Months Ended July 2, 2017	Six Months Ended July 2, 2017	Year Ended January 1, 2017
Contractual interest expense	$3,271	$6,540	$6,900
Amortization of debt issuance costs	320	639	700
Accretion of debt discount	2,202	4,403	4,646
Total	$5,793	$11,582	$12,246

The net liability component of the Notes is comprised of the following (in thousands):

	July 2, 2017	January 1, 2017
Net carrying amount at issuance date	$231,180	$231,180
Amortization of debt issuance costs to date	1,339	700
Accretion of debt discount to date	9,049	4,646
Net carrying amount	$241,568	$236,526

Capped Calls

In connection with the issuance of the Notes, the Company entered into capped call transactions with certain bank counterparties to reduce the risk of potential dilution of the Company’s common stock upon the exchange of the Notes. The capped call transactions have an initial strike price of approximately $13.49 and an initial cap price of approximately $15.27, in each case, subject to adjustment. The capped calls are intended to reduce the potential dilution and/or offset any cash payments the Company is required to make upon conversion of the Notes if the market price of the Company’s common stock is above the strike price of the capped calls.  If, however, the market price of the Company’s common stock is greater than the cap price of the capped calls, there would be dilution and/or no offset of such potential cash payments, as applicable, to the extent the market price of the Common Stock exceeds the cap price. The capped calls expire in January 2022.
Senior Secured Credit Facility ("Credit Facility")
The Credit Facility is made up of the revolving credit facility, Term Loan A and Term Loan B.
On February 17, 2017, the Company amended its Credit Facility. The amendment reduced the applicable margins on the Term Loan B and Term Loan A from 5.50% and 5.11% respectively, to 3.75% effective February 17, 2017. Additionally, the amended financial covenants include the following conditions: 1) maximum total leverage ratio of 4.25 to 1.00 through December 31, 2017, 2) maximum total leverage ratio of 4.00 to 1.00 through July 1, 2018 and 3.75 to 1.00 thereafter. The Company incurred financing costs of $5.9 million to lenders of the Term Loans which have been capitalized and recognized as a reduction of the Term Loan A and Term Loan B balances in “Revolving credit facility and long term debt” on the Condensed Consolidated Balance Sheet. These costs will be amortized over the life of the Term Loans and are recorded in “Interest Expense” on the Condensed Consolidated Statements of Operations.
On April 7, 2017, the Company amended its Credit Facility. The amendment reduced the applicable margins on the Company's Term Loan A from 3.75% to 2.75% effective April 7, 2017. The Company incurred financing costs of $0.4 million to lenders of Term Loan A which has been recognized as a reduction of the Term Loan A balance in “Long-term credit facility and long term debt” on the Condensed Consolidated Balance Sheet. These costs will be amortized over the life of the Term Loans and recorded in “Interest Expense” on the Condensed Consolidated Statements of Operations.
As of July 2, 2017, $842.9 million aggregate principal amount of loans, including Term Loan A, Term Loan B and letters of credit, were outstanding under the revolving credit facility.
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

As of July 2, 2017, the Spansion Notes are exchangeable for 195.2 shares of common stock per $1,000 principal amount of the Notes (equivalent to an exchange price of approximately $5.12) subject to adjustments for dividends, anti-dilutive issuances and make-whole adjustments upon a fundamental change. Refer to Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2017 for further details.
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
The net carrying amount of the liability component of the Spansion Notes consists of the following (in thousands):

	July 2, 2017	January 1, 2017
Principal amount	$149,990	$149,990
Unamortized debt discount	(12,742)	(14,589)
Net carrying value	$137,248	$135,401

The following table presents the interest on the Spansion Notes recognized as an expense during the three and six months ended July 2, 2017 and July 3, 2016:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(in thousands)
Contractual interest expense at 2% per annum	$742	$742	$1,492	$1,489
Accretion of debt discount	935	890	1,848	1,762
Total	$1,677	$1,632	$3,340	$3,251

Capital Leases and Equipment Loans
In 2011, the Company entered into capital lease agreements which allow it to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. Assets purchased under all capital leases are included in “Property, plant and equipment, net” on the Company's Consolidated Balance Sheet. As at end of second quarter of fiscal 2017, there is no balance outstanding against these capital leases.
In December 2011, the Company obtained equipment loans from a financial institution for an aggregate amount of approximately $14.1 million which are collateralized by certain manufacturing equipment and bear interest of 3.15% to 3.18% per annum payable in 60 equal installments. As of the end of the second quarter of fiscal 2017, all of the equipment loans have been paid off.

Future Debt Payments
For each of the next five years and beyond, the scheduled maturities of the Company's debts including interest as of July 2, 2017, is as follows:

Fiscal Year	Term Loan A	Term Loan B	Revolving credit facility	2.00% Senior Exchangeable Notes	4.50% Senior Exchangeable Notes	Total
	(In thousands)
2017 (remaining six months)	$7,410	$32,637	$11,000	$1,500	$6,505	$59,052
2018	10,862	42,768	11,000	3,000	13,117	80,747
2019	13,027	44,450	11,000	3,000	13,117	84,594
2020	72,779	51,383	319,750	152,990	13,153	610,055
2021	—	348,342	—	—	13,117	361,459
2022 and after					294,112	294,112
Total	$104,078	$519,580	$352,750	$160,490	$353,121	$1,490,019

NOTE 10. COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
The Company leases certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2022 and thereafter. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values at the time of the extension.
As of July 2, 2017, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2017 (remaining six months)	$9,745
2018	14,379
2019	10,151
2020	8,228
2021	6,402
2022 and thereafter	22,290
Total	$71,195

Restructuring accrual balances related to operating facility leases were $12.7 million and $14.2 million as of July 2, 2017 and January 1, 2017, respectively.
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

The following table presents the Company's warranty reserve activities:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Beginning balance	$3,996	$4,176	$3,996	$4,096
Settlements made	(310)	(651)	(629)	(1,081)
Provisions	631	2,439	950	2,949
Ending balance	$4,317	$5,964	$4,317	$5,964

Litigation and Asserted Claims
In a matter associated with Ramtron International Corporation (“Ramtron”), a wholly owned subsidiary of Cypress, bankruptcy proceedings are ongoing in Italy where the trustee for four bankrupt entities of Finmek S.pA. is seeking refunds of approximately $2.8 million in payments made by Finmek to Ramtron prior to Finmek’s bankruptcy in 2004. In November 2014, one of the courts presiding over these proceedings found that approximately $0.5 million (including interest and fees) should be refunded to Finmek. The Company filed an appeal (Court of Appeal of Venice, Docket no. 2706/2015), and on July 13, 2017, the Court of Appeal reversed the decision, ruling in Ramtron’s favor. The Company has prevailed in all other related proceedings (Court of Appeal of Venice, Docket Nos. 1387/2014 and 2487/2015; Tribunal of Padua Docket No. 5378/2009), and time has expired for the trustee to appeal the 1387/2014 matter. Due to the current stage of the proceedings and the appellate process, the Company cannot reasonably estimate the loss or the range of possible losses, if any.
In 2013, a former employee filed a grievance against the Company with the U.S. Department of Labor (“DOL”) seeking back pay and reinstatement or forward pay. That matter was tried before an administrative law judge in July 2014. In December 2014, the administrative law judge issued a ruling in favor of the former employee for amounts totaling approximately $1.3 million. On March 30, 2016, the ruling was affirmed by the DOL Administrative Review Board.  The Company believes both rulings were erroneous and filed an appeal in the United States Court of Appeals for the Tenth Circuit on April 29, 2016 (Case No. 16-9523). Oral argument was heard by a three-judge panel in January 2017, and a ruling is expected by the third quarter of 2017. The respective positions of the parties and the appellate process prevent a reasonable determination of the outcome at this time. This former employee also filed a complaint for wrongful termination in state court in El Paso County, Colorado on March 4, 2015 (Case No. 2015-cv-30632). The state court litigation is stayed pending resolution of the DOL matter. The Company believes the state court action is meritless and will defend against the allegations. Due to the current stage of the proceedings and the appellate process, the Company cannot reasonably estimate the loss or the range of possible loss, if any.

Since August 2014, the Company had been involved in various trademark opposition proceedings with Kingston Technology Corporation (“Kingston”) concerning Kingston’s “HYPERX” trademark and the Company’s “HYPERRAM” trademark, including Trademark Trial and Appeal Board Proceeding Nos. 91218100, 91222728, and 92061796. On April 6, 2017, the parties settled and agreed to dismiss all proceedings.

On August 15, 2016, a patent infringement lawsuit was filed by the California Institute of Technology (“Caltech”) against the Company in the U.S. District Court for the Central District of California (Case No. 16-cv-03714). The other co-defendants are Apple Inc., Avago Technologies Limited, Broadcom Corporation, and Broadcom Limited. Caltech alleges that defendants infringe four patents. On July 12, 2017, the Court issued a claim construction order. The matter is still in the early stages and the Company will defend against the allegations accordingly.  Due to the current stage of the proceedings, the Company cannot reasonably estimate the loss or the range of possible losses, if any.

In September 2016, the Company was named in a lawsuit filed by Standard Communications Pty Ltd. in Sydney, Australia, for approximately $1.1 million in costs associated with a product recall (Supreme Court of New South Wales, Case No. 2016/263578). On May 16, 2017, the claims against the Company were dismissed.

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

On April 24, 2017, Mr. Rodgers filed a second lawsuit in the Delaware Court of Chancery (C.A. No. 2017-0314-AGB), naming the Company’s directors as defendants and alleging breach of the fiduciary duty of candor. The complaint sought an order that the Company issue additional disclosures in connection with its proxy materials at least ten days in advance of the Company’s 2017 annual shareholders meeting, and if corrective materials are not issued, an order enjoining the shareholder meeting until corrective disclosures are made. On June 1, 2017, the Court of Chancery granted Mr. Rodgers’ motion for a preliminary injunction and ordered that the Company make several additional disclosures in its proxy materials and delay the annual shareholders meeting by at least ten days. The parties entered into a settlement agreement, with an effective date of June 30, 2017, to resolve and dismiss with prejudice all ongoing litigation and claims relating to the subject matter of the Section 220 and breach of fiduciary duty actions. The settlement includes a standstill through the earlier of May 31, 2019 or the June 2019 shareholders’ meeting, subject to certain conditions, and provides for reimbursement of up to $3.5 million in documented fees, costs, and expenses incurred by Mr. Rodgers in connection with the lawsuits and the 2017 proxy contest. This charge was recorded in the Costs and settlement charges related to the shareholder matter line item of the Condensed Consolidated Statements of Operations. The said reimbursement of $3.5 million was paid to Mr. Rodgers on July 24, 2017. On July 26, 2017, the litigations were dismissed with prejudice.
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
It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments the Company has made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations. Management believes that if the Company were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of July 2, 2017, the Company had no reason to believe a loss exceeding amounts already recognized had been incurred.

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
At July 2, 2017, the Company had outstanding forward contracts to buy approximately ¥5,659 million for $52.3 million.
Non-designated hedges
Total notional amounts of net outstanding contracts were as summarized below:

Buy / Sell	July 2, 2017	January 1, 2017
(in millions)
US dollar / EUR	$10.2/€9.1	$25.0 / €23.6
Japanese Yen / US dollar	¥5,080 / $47.6	¥10,129/$87.9

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2017 was immaterial.

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of July 2, 2017 and January 1, 2017 were as follows:

	July 2, 2017		January 1, 2017
Balance Sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(in thousands)
Other Current Assets
Derivative Asset	$1,735	$2,059	$6,468	$137
Other Current Liabilities
Derivative Liability	$3,308	$4,696	$14,391	$1,191

NOTE 12. NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands, except per-share amounts)
Net loss attributable to Cypress	$(22,904)	$(519,274)	$(68,686)	$(623,296)
Weighted-average common shares	329,860	314,305	328,320	317,330
Weighted-average diluted shares	329,860	314,305	328,320	317,330
Net loss per share—basic	$(0.07)	$(1.65)	$(0.21)	$(1.96)
Net loss per share—diluted	$(0.07)	$(1.65)	$(0.21)	$(1.96)

For the three months ended July 2, 2017 and July 3, 2016, approximately 1.1 million and 7.7 million, weighted average potentially dilutive securities consisting of outstanding share based awards and convertible debt, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive. For the six months ended July 2, 2017 and July 3, 2016, approximately 0.9 million and 8.9 million, weighted average potentially dilutive securities consisting of outstanding share based awards and convertible debt, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 13. INCOME TAXES
The Company's income tax expense was $4.5 million and income tax benefit was $5.2 million for the three months ended July 2, 2017 and July 3, 2016, respectively. The Company's income tax expense was $9.4 million and the Company's income tax benefit was $1.5 million for the six months ended July 2, 2017 and July 3, 2016, respectively. The income tax expense for the three and six months ended July 2, 2017 was primarily due to non-U.S. income taxes on income earned in foreign jurisdictions.  The tax benefit for the three and six months ended July 3, 2016 was primarily attributable to a release of previously accrued taxes related to the lapsing of statutes of limitation, primarily offset by income taxes associated with the Company's non-US operations.
Unrecognized Tax Benefits
As of July 2, 2017 and January 1, 2017, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate totaled $25.8 million and $24.3 million, respectively.
Management believes events that could occur in the next 12 months which could cause a change in unrecognized tax benefits include, but are not limited to the following:
•completion of examinations by the U.S. or foreign taxing authorities; and
•expiration of statute of limitations on the Company's tax returns.
The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The Company believes it is reasonably possible that it may recognize up to approximately $0.2 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.
Classification of Interest and Penalties
The Company classifies interest and penalties as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of July 2, 2017 and January 1, 2017, the amounts of accrued interest and penalties totaled $9.4 million and $8.5 million, respectively.

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
The prior periods herein reflect the change in segments as described in Note 1 of the Notes to Condensed Consolidated Financial Statements.

Revenues

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Microcontroller and Connectivity Division	$360,533	$208,453	$678,434	$415,275
Memory Products Division	233,243	241,674	447,216	453,816
Total revenues	$593,776	$450,127	$1,125,650	$869,091

Income (loss) before Income Taxes

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Microcontroller and Connectivity Division	$13,141	$(4,944)	$12,223	$(9,931)
Memory Products Division	64,711	47,939	114,382	79,360
Unallocated items:
Stock-based compensation expense	(30,334)	(18,849)	(56,271)	(42,387)
Restructuring charges, including CEO severance	(898)	(5,154)	(3,470)	(5,424)
Amortization of intangible assets	(49,353)	(32,605)	(97,602)	(67,792)
Reimbursement payment in connection with the cooperation and settlement agreement	(3,500)	—	(3,500)	—
Goodwill impairment charge	—	(488,504)	—	(488,504)
Impairment of acquisition-related assets	—	—	—	(33,944)
Changes in value of deferred compensation plan	(12)	(254)	(225)	(840)
Other adjustments	(7,254)	(19,937)	(14,752)	(51,180)
Loss from operations before income taxes	$(13,499)	$(522,308)	$(49,215)	$(620,642)

The Company does not allocate goodwill and intangible assets impairment charges, impact of purchase accounting, IPR&D impairment, severance and retention costs, acquisition-related costs, stock-based compensation, interest income and other, and interest expense to its segments. In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.
Geographical Information
The following table presents revenues by geographical locations:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
United States	$60,737	$41,037	$108,093	$89,214
Europe	72,942	68,297	143,818	129,873
Greater China (includes China, Taiwan and Hong Kong)	263,956	190,806	497,222	334,389
Japan	127,197	93,387	242,335	206,582
Rest of the World	68,944	56,600	134,182	109,033
Total revenue	$593,776	$450,127	$1,125,650	$869,091

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	July 2, 2017	January 1, 2017
	(In thousands)
United States	$182,384	$189,912
Philippines	35,661	37,790
Thailand	31,346	32,547
Japan	14,428	14,898
Other	25,639	22,119
Total property, plant and equipment, net	$289,458	$297,266

The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the Company’s chief operating decision maker ("CODM") does not review asset information on a segment basis.
Customer Information
Outstanding accounts receivable from two of the Company's distributors accounted for 25.8% and 13.3% of its consolidated accounts receivable as of July 2, 2017. Outstanding accounts receivable from one of the Company's distributors accounted for 24.0% of its consolidated accounts receivable as of January 1, 2017.
Revenue earned through one of the Company's distributors accounted for 16.4% of its consolidated revenue for the three months ended July 2, 2017.  Revenue earned through one of the Company’s distributors accounted for 16.7% of its consolidated revenue for the six months ended July 2, 2017. No end customer accounted for 10% or more of the Company's revenues for the three and six months ended July 2, 2017.
Revenue earned through one of the Company’s distributors accounted for 24.0% of its consolidated revenue for the three months ended July 3, 2016. Revenue earned through one of the Company’s distributors accounted for 24% of its consolidated revenue for the six months ended July 3, 2016. No end customer accounted for 10% or more of the Company's revenues for the three and six months ended July 3, 2016.

NOTE 15. SUBSEQUENT EVENTS

Amendment to Credit and Guaranty Agreement
In July 2017, the Company entered into an agreement to amend and restate its credit and guaranty agreement.  The amendment will reduce the applicable margin on its Term Loan B to 2.75% from 3.75% effective August 18, 2017.  Term Loan A borrowing will be extinguished as a separate borrowing. Term Loan B will be increased by $91.3 million to replace Term Loan A; consequently, the aggregate debt position for the Company will not change.  The transaction is due to close on August 18, 2017 .

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
The comparability of our results for the three and six months ended July 2, 2017 to the same prior year periods is significantly impacted by these transactions.
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

Microcontroller and Connectivity Division
MCD focuses on high-performance microcontroller (MCU), analog and wireless and wired connectivity solutions. The portfolio includes Traveo™ automotive MCUs, PSoC® programmable system-on-chip MCUs, ARM® Cortex®-M4, -M3, -M0+ MCUs and R4 CPUs, analog PMIC Power Management ICs, CapSense® capacitive-sensing controllers, TrueTouch® touchscreen and fingerprint reader products, Wi-Fi®, Bluetooth®, Bluetooth Low Energy and ZigBee® solutions and the WICED® development platform for the Internet of Things, and USB controllers, including solutions for the USB-C and USB Power Delivery ("PD") standards. MCD includes wireless connectivity solutions acquired from Broadcom effective July 5, 2016. This division also includes our intellectual property ("IP") and foundry businesses. The historical results of MCD include our subsidiary Deca Technologies, Inc.

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
Results of Operations
Revenues
Our total revenues increased by $143.6 million, or 31.9%, to $593.8 million for the three-month period ended July 2, 2017 compared to the same period in the prior year. The increase was primarily driven by the acquisition of the IoT business from Broadcom. Additionally, revenues recorded by automotive segment and USB-C and micro-controller products contributed to the said increase.
Our total revenues increased by $256.6 million, or 29.5%, to $1,125.7 million for the six-month period ended July 2, 2017 compared to the same period in the prior year. The increase was primarily driven by the acquisition of the IoT business from Broadcom. Additionally, revenues recorded by automotive segment and USB-C and micro-controller products contributed to the said increase.
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
During the three months ended July 3, 2016, we recognized an incremental $24.2 million of revenue on new product families or distributors for which we recognized revenue on a sell-in basis. This change resulted in a reduction to net loss of approximately $6.8 million for the three months ended July 3, 2016, or $0.02 per basic and diluted share. During the six months ended July 3, 2016, we recognized approximately $40.6 million of incremental revenue from this change in revenue recognition, which resulted in a decrease to our net loss of approximately $14.2 million for the six months ended July 3, 2016, or approximately $0.05 per basic and diluted shares.
The following table summarizes our consolidated revenues by segments:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Microcontroller and Connectivity Division	$360,533	$208,453	$678,434	$415,275
Memory Products Division	$233,243	$241,674	$447,216	$453,816
Total revenues	$593,776	$450,127	$1,125,650	$869,091

Microcontroller and Connectivity Division:
Revenues recorded by MCD increased by $152.1 million, or 73.0%, in the three months ended July 2, 2017 compared to the same prior year period. The increase was primarily driven by the acquisition of the IoT business from Broadcom. Additionally, MCD revenues increased in the three months ended July 2, 2017 as compared to the same prior year period, due to increased revenue from the automotive segment and from our USB-C products. The overall average selling price of our products for MCD for the three months ended July 2, 2017 was $1.06 which increased by $0.04, compared with the same prior year period. The increase is attributed to the higher average selling prices (ASPs) of the wireless products.
Revenues recorded by MCD increased by $263.2 million, or 63.4%, in the six months ended July 2, 2017 compared to the same prior year period. The increase was primarily driven by the acquisition of the IoT business from Broadcom. Additionally, MCD revenues increased in the six months ended July 2, 2017 as compared to the same prior year period, due to increased revenue from the automotive segment. The overall ASP of our products for MCD for the six months ended July 2, 2017 was $1.09, which increased by $0.05 compared with the same prior year period. The increase is primarily is attributed to the higher ASPs of the wireless products.

Memory Products Division:
Revenues recorded by MPD decreased by $8.4 million, or 3.5%, in the three months ended July 2, 2017 compared to the same prior year period. The decrease was primarily due to $9.6 million of revenue decline from the Flash memory business. The overall ASP of our products for MPD for the three months ended July 2, 2017 was $1.29, which increased by $0.02, compared with the same prior year period.
Revenues recorded by MPD decreased by $6.6 million, or 1.5%, in the six months ended July 2, 2017 compared to the same prior year period. The decrease was primarily due to $5.4 million of revenue decline from the Flash memory business. The overall ASP of our products for MPD for the six months ended July 2, 2017 was $1.27, which is unchanged from the same prior year period.
Cost of Revenues

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
Cost of revenues	$357,594	$291,349	$690,408	$584,528
As a percentage of revenue	60.2%	64.7%	61.3%	67.3%

Our cost of revenue ratio improved to 60.2% in the three months ended July 2, 2017 from 64.7% in the three months ended July 3, 2016. One of the primary drivers of the improvement in the cost of revenue ratio was higher fab utilization which increased from 53% in the three months ended July 3, 2016 to 75% in the three months ended July 2, 2017. Additionally, our cost of revenue ratio improved due to the IoT acquisition, which has a lower cost of revenues ratio than the company average. This was partially offset by higher write downs of carrying value of inventory during the three months ended July 2, 2017 as compared to the same prior year period. Write-down of inventories during the three months ended July 2, 2017 was $9.0 million as compared to $7.6 million in the three months ended July 3, 2016, which unfavorably impacted our cost of revenue ratio by 1.5% for the three months ended July 2, 2017 and unfavorably impacted our cost of revenue ratio by 1.7% for the three months ended July 3, 2016. Sale of inventory that was previously written off or written down aggregated to $11.3 million and $14.1 million for the second quarters of fiscal years 2017 and 2016, which favorably impacted our cost of revenue ratio by 1.9% and 3.1%, respectively.
Our cost of revenue ratio improved to 61.3% in the six months ended July 2, 2017 from 67.3% in the six months ended July 3, 2016. One of the primary drivers of the improvement in the cost of revenue ratio was lower Spansion acquisition-related expenses, which declined $16.5 million in the six months ended July 2, 2017 compared to the same prior-year period. Another major contributor in the improvement in the cost of revenue ratio was higher fab utilization which increased from 53% in the six months ended July 3, 2016 to 69% in the six months ended July 2, 2017. Additionally, our cost of revenue ratio improved due to the IoT acquisition, which has a lower cost of revenues ratio than the company average. This was partially offset by higher write downs of carrying value of inventory during the six months ended July 2, 2017 as compared to the same prior year period. Write-down of inventories during the six months ended July 2, 2017 was $19.1 million as compared to $15.6 million in the six months ended July 3, 2016. Sale of inventory that was previously written off or written down aggregated to $18.9 million and $21.2 million for the six months ended July 2, 2017 and July 3, 2016, respectively, which favorably impacted our cost of revenue ratio by 1.7% and 2.4%, respectively.
Research and Development (“R&D”) Expenses

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
R&D expenses	$89,736	$70,171	$178,217	$144,138
As a percentage of revenues	15.1%	15.6%	15.8%	16.6%

R&D expenses increased by $19.6 million in the three months ended July 2, 2017 compared to the same prior-year period. The increase was mainly attributable to $12.9 million of expenses due to the IoT business acquisition, comprised of labor costs due to increased headcount. Additionally, there was an increase of $5.9 million in stock-based compensation expense.

R&D expenses increased by $34.1 million in the six months ended July 2, 2017 compared to the same prior-year period.
The increase was attributable to a $36.9 million increase in expenses due to the IoT business acquisition, primarily comprised of $26.0 million in labor costs due to increased headcount and a $10.9 million increase in expensed assets and other allocated operating expenses. Additionally, there was an increase of $10.8 million in stock-based compensation expense. These increases were offset by a $7.2 million decrease in miscellaneous R&D expenses and a $4.9 million decrease in repair and maintenance expenses and other allocated operating expenses.
Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(In thousands)
SG&A expenses	$81,243	$81,836	$155,090	$156,336
As a percentage of revenues	13.7%	18.2%	13.8%	18.0%

SG&A expenses decreased by $0.6 million in the three months ended July 2, 2017 compared to the same prior-year period.
The decrease was primarily due to $7.8 million lower acquisition related expenses. The decrease was offset by $6.7 million increase in labor expenses mainly due to increased headcount from the IoT business.

SG&A expenses decreased by $1.2 million in the six months ended July 2, 2017 compared to the same prior-year period. The decrease was primarily due to $7.8 million lower acquisition related costs, as well as $4.5 million of CEO severance costs incurred in the six months ended July 3, 2016. No CEO severance costs were incurred in the six months ended July 2, 2017. These decreases were offset by $11.2 million increase in labor expenses as a result of increased headcount from the IoT business and an increase in marketing costs.

Costs and settlement charges related to shareholder matter
During the three and six months ended July 2, 2017, the Company incurred $12.0 million and $14.3 million of litigation and proxy related expenses, respectively, which includes $3.5 million in reimbursement charges incurred in connection with the cooperation and settlement agreement entered into with Mr. Rodgers.
Amortization of Acquisition-Related Intangible Assets

Amortization expense increased by $16.7 million in the three months ended July 2, 2017 compared to the same period in the prior year. The increase was mainly due to the amortization of the intangibles acquired in connection with the IoT business acquisition, as well as the amortization related to certain capitalized in-process research and development projects.
Amortization expense increased by $29.8 million in the six months ended July 2, 2017 compared to the same period in the prior year. The increase was mainly due to the amortization of the intangibles acquired in connection with the IoT business acquisition, as well as the amortization related to certain capitalized in-process research and development projects.
Impairment of Acquisition-Related Intangible Assets
During the first quarter of fiscal 2016, we recognized $33.9 million of impairment charges related to two IPR&D projects that were canceled due to certain changes in our long-term product portfolio strategy during fiscal 2016.
There were no impairment charges of acquisition-related intangibles during the first half of fiscal 2017.
Restructuring
2016 Restructuring Plan
In September 2016, we began the implementation of a reduction in workforce ("2016 Plan") which will result in elimination of approximately 430 positions worldwide across various functions. The restructuring charge of $0.9 million recorded for the three months ended July 2, 2017 consists of personnel costs and facilities related expenses. The restructuring charge of $3.5 million recorded for the six months ended July 2, 2017 consists of personnel costs of $1.9 million and other charges related to the write-off of certain licenses and facilities related expenses of $1.6 million. We expect that the cash costs incurred under the 2016 Plan will be paid out through fiscal 2017.
Spansion Integration-Related Restructuring Plan
In March 2015, we implemented cost reduction and restructuring activities in connection with the Merger. The restructuring charge of $0.9 million recorded for the six months ended July 3, 2016 consists primarily of severance costs and impairment of property, plant and equipment. No restructuring charges related to the Spansion Integration Plan were recorded for the six months ended July 2, 2017.
We anticipate that the remaining 2016 Plan restructuring accrual balance of $2.8 million will be paid out in cash through the end of fiscal 2017 for employee terminations and facilities related expenses, and the remaining Spansion Integration Plan accrual balance of $12.7 million will be paid over the lease term through 2026 for the excess lease obligation related to the buildings Spansion had leased prior to the Merger, which the Company decided not to occupy in the post-Merger period.
Income Taxes
Our income tax expense was $4.5 million and income tax benefit was $5.2 million for the three months ended July 2, 2017 and July 3, 2016, respectively. Our income tax expense was $9.4 million and income tax benefit was $1.5 million for the six months ended July 2, 2017 and July 3, 2016, respectively. The income tax expense for the three and six months ended July 2, 2017 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions. The income tax benefit for the three and six months ended July 3, 2016 was primarily attributable to a release of previously accrued taxes related to the lapsing of statutes of limitation, offset by income taxes associated with our non-U.S. operations.
Liquidity and Capital Resources
The following table summarizes information regarding our cash and cash equivalents and short-term investments and working capital:

	As of
	July 2, 2017	January 1, 2017
	(In thousands)
Cash, cash equivalents and short-term investments	$108,771	$121,144
Working capital	$235,286	$191,486

Key Components of Cash Flows

	Six Months Ended
	July 2, 2017	July 3, 2016
	(In thousands)
Net cash provided by operating activities	$58,168	$22,503
Net cash provided by (used in) investing activities	$6,658	$(34,183)
Net cash used in financing activities	$(76,227)	$(26,677)
Operating Activities
Net cash provided by operating activities during the six months ended July 2, 2017 was $58.2 million as compared to $22.5 million in the six months ended July 3, 2016. Net loss recorded during the first half of fiscal 2017 was $68.6 million which was offset by net non-cash items of $206.8 million and an $80.1 million decrease in cash due to changes in operating assets and liabilities.  The non-cash items during the first half of fiscal 2017 primarily consisted of:
◦depreciation and amortization of $131.3 million,
◦stock-based compensation expense of $56.3 million,
◦restructuring costs of $3.5 million,

◦	accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt of $10.1 million, and

◦	share in net loss of equity method investees of $9.9 million.
Decrease in net cash due to changes in operating assets and liabilities for the six months ended July 2, 2017 of $80.1 million was primarily due to the following:

◦	a decrease in accounts payable and accrued and other liabilities of $56.1 million mainly due to timing of payments and payments related to restructuring activities,

◦	an increase in inventories of $24.3 million to support expected demand of IoT and MCD products during remainder of fiscal 2017,

◦
an increase of $8.8 million in price adjustments and other revenue reserves for sales to distributors due to the change in revenue recognition for certain product families on a sell-in basis, which required us to record a reserve for distributor price adjustments based on our estimate of historical experience rates, and

◦
an increase in accounts receivable of $3.5 million mainly due to increase in revenue. Days sales outstanding for the first half of fiscal 2017 was 51 days as compared to 61 days in the first half of fiscal 2016.

Investing Activities
During the six months ended July 2, 2017, we generated approximately $6.7 million of cash in our investing activities primarily due to;

•	$31.6 million of cash received on sale of the wafer manufacturing facility located in Bloomington, Minnesota and a building in Austin, Texas,

•	receipt of $6.5 million of previously escrowed consideration from the divestiture of our TrueTouch® mobile touchscreen business,

•
the above increases were offset by $29.4 million of cash used for property and equipment expenditures relating to purchases of certain tooling, laboratory and manufacturing facility equipment and $5.6 million related to our investment in Enovix.

Financing Activities
During the six months ended July 2, 2017, we used approximately $76.2 million of cash in our financing activities primarily related to $71.8 million dividend payment, net repayments of $15.0 million on the revolving credit facility, and $15.0 million of scheduled repayment of Term Loan A and Term Loan B. Such borrowings were offset by $31.8 million of proceeds from employee equity awards.

Liquidity and Contractual Obligations
Contractual Obligations
The following table summarizes our contractual obligations as of July 2, 2017:

	Total	2017	2018 and 2019	2020 and 2021	After 2021
	(In thousands)
Purchase obligations (1)	$427,637	$86,630	$229,827	$111,180	$—
Operating lease commitments (2)	71,195	9,745	24,530	14,630	22,290
2.00% Senior Exchangeable Notes	149,990	—	—	149,990	—
4.50% Senior Exchangeable Notes	287,500	—	—	—	287,500
Term Loan A	91,250	3,750	17,500	70,000	—
Term Loan B	433,125	11,250	47,835	374,040	—
Interest payment on debt	211,154	44,051	100,006	60,484	6,613
Revolving credit facility	317,000	—	—	317,000	—
Total contractual obligations	$1,988,851	$155,426	$419,698	$1,097,324	$316,403

(1)
Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

(2)
Operating leases include payments relating to Spansion's lease for office space in San Jose for a new headquarters entered into May 22, 2014, which is no longer in use. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The term of the lease commenced on January 1, 2015 and expires on December 31, 2026.

As of July 2, 2017, our unrecognized tax benefits were $25.8 million, which were classified as long-term liabilities. We believe it is possible that we may recognize up to approximately $0.2 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.
Capital Resources and Financial Condition
Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities, payments of regularly scheduled cash dividends, and the repayment of debt. As of July 2, 2017, our cash, cash equivalents and short-term investment balance was $108.8 million as compared to $121.1 million as of January 1, 2017.  As of July 2, 2017 approximately 22.7% of our cash was owned by our non-U.S. subsidiaries. While these amounts are primarily denominated in U.S. dollars, a portion is denominated in foreign currencies. All non-U.S. cash balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated, may be subject to tax and other transfer restrictions.  However, the Company has significant U.S. net operating losses to negate any U.S. tax impact of cash repatriation.
We believe that the liquidity provided by existing cash, cash equivalents and available-for-sale investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. In addition, we may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives (including the acquisition of other companies) and provide us with additional flexibility to take advantage of other business opportunities that arise. As of July 2, 2017, we were in compliance with all of the financial covenants under all of our debt facilities.

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
There have been no changes to our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K for the year ended January 1, 2017.

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
Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to our revolving credit facility, Term Loans and Convertible Notes. Interest on the Convertible Notes is fixed and interest on our Term Loans is at variable rates. The interest rate on the Term Loans is tied to short-term interest rate benchmarks including the Prime Rate and LIBOR. For example, a one hundred basis point change in the contractual interest rates would change our interest expense for the Term Loans by approximately $5.0 million annually.
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
For example,

•	sales of our products to Fujitsu are denominated in U.S. dollars, Japanese yen and Euros;

•	some of our manufacturing costs and operating expenses are denominated in Japanese yen, and other foreign currencies such as the Thai baht and Malaysian ringgit; and

•	some fixed asset purchases and sales are denominated in other foreign currencies.
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
Changes in Internal Control over Financial Reporting
During the three months ended July 2, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information required by this item is included in Note 10 of Notes to Condensed Consolidated Financial Statements under Item 1, Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, including the following risk factor, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2017, which could materially affect our business, financial condition or future results.  Unless they materially change, risk factors in the 10-K are not repeated here, but are incorporated by reference from the Annual Report on Form 10-K.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

Recent turnover with our Board of Directors may disrupt our operations, our strategic focus or our ability to drive stockholder value.

Our future success depends, in part, upon our ability to retain key members of our senior management team and our Board of Directors (the “Board”) and to attract and retain other highly qualified personnel for our Board and senior management positions. In the past two months, Raymond Bingham (who was also our Executive Chairman), Eric Benhamou, and Wilbert van den Hoek all departed our Board, and J. Daniel McCranie and Camillo Martino (two new directors) were elected to our Board. This turnover may disrupt our operations, our strategic focus or our ability to drive stockholder value. If we fail to attract new skilled personnel for our Board and senior management positions, our business and growth prospects could disrupt our operations and seriously harm our operations and business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Form	Filing Date	File No.	Filed
Number					Herewith
10.1	Cypress Semiconductor Corporation 2013 Stock Plan (Amended and Restated as of June 20, 2017).				X

10.2	Form of Restricted Stock Unit Agreement under the Cypress Semiconductor Corporation 2013 Stock Plan.				X

10.3	Mutual Release Agreement, dated as of June 11, 2017, by and between Cypress Semiconductor Corporation and H. Raymond Bingham.	8-K	6/12/2017	001-10079

10.4	Cooperation and Settlement Agreement, dated June 30, 2017.	8-K	7/6/2017	001-10079

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: July 28, 2017	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit	Description	Form	Filing Date	File No.	Filed
Number					Herewith
10.1	Cypress Semiconductor Corporation 2013 Stock Plan (Amended and Restated as of June 20, 2017).				X

10.2	Form of Restricted Stock Unit Agreement under the Cypress Semiconductor Corporation 2013 Stock Plan.				X

10.3	Mutual Release Agreement, dated as of June 11, 2017, by and between Cypress Semiconductor Corporation and H. Raymond Bingham	8-K	6/12/2017	001-10079

10.4	Cooperation and Settlement Agreement, dated June 30, 2017.	8-K	7/6/2017	001-10079

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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