Form 10-Q
period 2017-10-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2017-10-30
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The total number of outstanding shares of the registrant’s common stock as of October 20, 2017 was 333,664,764.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements
The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to: our pursuit of long-term growth initiatives, including various long-term strategic corporate transformation initiatives, collectively referred to as our Cypress 3.0 strategy; expected improvements in margin and our ability to successfully execute on our margin improvement plan; our manufacturing strategy including our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to secure supply to meet customer demand; the anticipated impact of our acquisitions, dispositions and restructuring activities, including our acquisition of the IoT business of Broadcom Corporation in July 2016; anticipated growth opportunities in the automotive, consumer and industrial markets; our expectations regarding dividends and stock repurchases; our expectations regarding future technology transfers and other licensing arrangements; our efforts to license and/or monetize our intellectual property portfolio; our expectations regarding the timing and cost of our restructuring liabilities; our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; the competitive advantage we believe we have with our patents as well as our proprietary programmable technologies and programmable products; our plans for our products, pricing, and marketing efforts, including the potential impact on our customer base if we were to raise our prices; our backlog as an indicator of future performance; our ability to pay down our indebtedness and continue to meet the covenants set forth in our debt agreements; the risk associated with our yield investment agreements; our foreign currency exposure and the impact exchange rates could have on our operating margins; the adequacy of our cash and working capital positions; the value and liquidity of our investments, including auction rate securities, other debt investments, and investments in privately-held companies; our ability to recognize certain unrecognized tax benefits within the next twelve months, as well as the resolution of agreements with various foreign tax authorities; our investment strategy; the impact of interest rate fluctuations on our investments; the volatility of our stock price; the impact of actions by stockholder activists; the size and composition of our Board of Directors; the adequacy of our real estate properties; the utility of our non-GAAP reporting; the adequacy of our audits; the potential impact of our indemnification obligations; and the impact of new accounting standards on our financial statements and our ability to recognize revenue. We use words such as “may,” “will,” “should,” “plan,” “anticipate,” “believe,” “expect,” “future,” “intend,” “estimate,” “predict,” “potential,” “continue,” and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. In addition, readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to: the state and future of the general economy and its impact on the markets and consumers we serve and on our investments; our ability to execute on our Cypress 3.0 strategy and our margin improvement plan; our ability to effectively integrate the Broadcom IoT assets; our ability to attract and retain key personnel; our ability to timely deliver our proprietary and programmable technologies and products; the current credit conditions; our ability to retain and expand our customer base, which may be adversely affected if we were to raise our prices; our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; the uncertainty and expense of pending litigation matters; our ability to pay down our indebtedness and continue to meet the covenants set forth in our debt agreements; our ability to manage our investments and interest rate and exchange rate exposure; changes in the law; the results of our pending tax examinations; our ability to achieve liquidity in our investments; the failure or success of the privately-held companies that we are invested in; and/or the materialization of one or more of the risks set forth in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 1, 2017	January 1, 2017
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$131,563	$120,172
Accounts receivable, net	356,453	333,037
Inventories	286,981	287,776
Other current assets	118,862	122,162
Assets held for sale	—	30,796
Total current assets	893,859	893,943
Property, plant and equipment, net	286,881	297,266
Equity method investments	179,444	188,687
Intangible assets, net	756,918	904,561
Goodwill	1,439,472	1,439,472
Other long-term assets	143,968	147,942
Total assets	$3,700,542	$3,871,871
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$210,148	$241,424
Accrued compensation and employee benefits	74,628	60,552
Price adjustment and other revenue reserves	188,160	154,525
Dividend payable	36,670	35,506
Current portion of long-term debt	27,303	30,152
Other current liabilities	123,033	180,298
Total current liabilities	659,942	702,457
Deferred income taxes and other tax liabilities	52,316	44,934
Revolving credit facility and long-term debt	1,103,875	1,194,979
Other long-term liabilities	36,095	36,749
Total liabilities	1,852,228	1,979,119
Commitments and contingencies (Note 10)	—	—
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 506,969 and 497,055 shares issued; 333,475 and 323,583 shares outstanding at October 1, 2017 and January 1, 2017, respectively	4,764	4,737
Additional paid-in-capital	5,684,560	5,676,236
Accumulated other comprehensive loss	(2,097)	(8,811)
Accumulated deficit	(1,505,037)	(1,445,033)
Stockholders’ equity before treasury stock	4,182,190	4,227,129
Less: shares of common stock held in treasury, at cost; 173,494 and 173,472 shares at October 1, 2017 and January 1, 2017, respectively	(2,334,944)	(2,335,301)
Total Cypress stockholders’ equity	1,847,246	1,891,828
Non-controlling interest	1,068	924
Total equity	1,848,314	1,892,752
Total liabilities and equity	$3,700,542	$3,871,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands, except per-share amounts)
Revenues	$604,574	$523,845	$1,730,224	$1,392,936
Costs and expenses:
Cost of revenues	351,969	325,225	1,042,377	909,753
Research and development	91,334	95,411	269,551	239,549
Selling, general and administrative	73,746	84,209	228,836	240,544
Amortization of intangible assets	48,428	54,849	146,031	122,641
Costs and settlement charges related to shareholder matter	—	—	14,310	—
Impairment of acquisition-related intangible assets	—	—	—	33,944
Impairment related to assets held for sale	—	35,259	—	35,259
Goodwill impairment charge	—	—	—	488,504
(Gain) related to investment in Deca Technologies Inc.	—	(112,774)		(112,774)
Restructuring costs	—	7,970	3,470	8,894
Total costs and expenses	565,477	490,149	1,704,575	1,966,314
Operating income	39,097	33,696	25,649	(573,378)
Interest expense	(20,929)	(20,698)	(59,185)	(34,570)
Other income, net	2,310	3,774	4,800	4,079
Income (loss) before income taxes and non-controlling interest	20,478	16,772	(28,736)	(603,869)
Income tax provision	(4,500)	(3,304)	(13,930)	(1,825)
Share in net loss of equity method investees	(4,931)	(4,233)	(14,842)	(8,879)
Net income (loss)	11,047	9,235	(57,508)	(614,573)
Net loss attributable to non-controlling interests	(14)	176	(144)	689
Net income (loss) attributable to Cypress	$11,033	$9,411	$(57,652)	$(613,884)
Net income (loss) per share attributable to Cypress:
Basic	$0.03	$0.03	$(0.17)	$(1.93)
Diluted	$0.03	$0.03	$(0.17)	$(1.93)
Cash dividend declared per share	$0.11	$0.11	$0.33	$0.33
Shares used in net income (loss) per share calculation:
Basic	332,873	321,276	329,787	318,118
Diluted	360,311	343,718	329,787	318,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Net Income (loss)	$11,047	$9,235	$(57,508)	$(614,573)
Other comprehensive (loss) income:
Net unrealized (loss) gain on cash flow hedges:
Net unrealized gain (loss) arising during the period	261	(78)	1,776	(10,707)
Net (gain) loss reclassified into earnings for revenue hedges (effective portion)	(235)	6,116	(4,106)	11,243
Net gain reclassified into earnings for revenue hedges (ineffective portion)	—	—	—	(173)
Net loss (gain) reclassified into earnings for expense hedges (effective portion)	1,213	(6,776)	9,851	678
Provision for income tax	—	(424)	(808)	(424)
Net unrealized (loss) gain on cash flow hedges	1,239	(1,162)	6,713	617
Other comprehensive (loss) income	1,239	(1,162)	6,713	617
Comprehensive income (loss)	12,286	8,073	(50,795)	(613,956)
Comprehensive loss attributable to non-controlling interest	(14)	176	(144)	689
Comprehensive income (loss) attributable to Cypress	$12,272	$8,249	$(50,939)	$(613,267)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	October 1, 2017	October 2, 2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(57,508)	$(614,573)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	79,266	69,700
Depreciation and amortization	196,520	197,040
Impairment of acquisition-related intangible assets	—	33,944
Impairment related to assets held for sale	—	35,259
Impairment of goodwill	—	488,504
(Gain) loss on disposal of property and equipment	(1,364)	5,556
(Gain) related to investment in Deca Technologies Inc.		(112,774)
Share in net loss of equity method investees	14,842	8,879
Accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt	18,631	8,094
Other adjustments	(2,768)	10,822
Changes in operating assets and liabilities:
Accounts receivable	(23,416)	(57,822)
Inventories	(869)	5,883
Other current and long-term assets	8,489	(28,249)
Price adjustment reserve for sales to distributors	33,635	68,797
Accounts payable and other liabilities	(63,512)	67,273
Deferred margin on sales to distributors	—	(58,700)
Net cash provided by operating activities	201,946	127,633
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(550,000)
Proceeds from maturities and sales of available-for-sale investments	—	85,904
Purchases of marketable securities	—	(80,202)
Cash received on sale of asset held for sale	31,611	—
Proceeds from divestiture of TrueTouch® Mobile business	10,000	—
Contribution, net of distributions to deferred compensation plan	3,435	(1,711)
Acquisition of property, plant and equipment	(46,494)	(45,509)
Cash paid for equity and cost method investments	(9,285)	(20,540)
Cash received on repurchase of shares by Deca Technologies Inc.	—	20,627
Deconsolidation of investment in Deca Technologies Inc.	—	(3,000)
Other investing	2,340	—
Net cash used in investing activities	(8,393)	(594,431)
Cash flows from financing activities:
Borrowings under revolving credit facility	90,000	160,000
Repayment of revolving credit facility	(174,000)	(282,000)
Repayment of Term Loan A and Term Loan B	(111,875)	(3,750)
Purchase of treasury stock	—	(175,694)
Payment of cash dividends	(108,079)	(106,060)
Proceeds from employee stock-based awards	37,496	43,520
Repayment of equipment leases, loans and other	(111)	(13,450)
Borrowings under Term Loan B	91,250	450,000
Net proceeds from issuance of 4.50% Senior Exchangeable Notes	—	286,023
Purchase of capped calls	—	(8,165)
Financing costs related to debt	(6,843)	(23,660)
Net cash used in financing activities	(182,162)	326,764
Net decrease in cash and cash equivalents	11,391	(140,034)
Cash and cash equivalents, beginning of period	120,172	226,690
Cash and cash equivalents, end of period	$131,563	$86,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
Supplemental Cash Flows Disclosures:
Dividends payable	$36,670	$35,350
Unpaid purchase of property, plant and equipment	$1,709	$3,370
Cash paid for interest	$46,385	$21,310
Cash paid for income taxes	$5,376	$7,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Years
Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal years 2017 and 2016 each contained 52 weeks. The third quarter of fiscal 2017 ended on October 1, 2017 and the third quarter of fiscal 2016 ended on October 2, 2016.
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
On March 12, 2015, the Company completed the merger ("Merger") with Spansion Inc. ("Spansion") pursuant to the Agreement and Plan of Merger and Reorganization, dated as of December 1, 2014 (the "Merger Agreement"), for a total consideration of approximately $2.8 billion.
On July 5, 2016, the Company completed its acquisition of certain assets primarily related to the Internet of Things business of Broadcom Corporation ("IoT business") pursuant to an Asset Purchase Agreement with Broadcom, dated April 28, 2016, for a total consideration of approximately $550 million. Consequently, the financial condition and results of operations include the financial results of the IoT business beginning July 5, 2016. The comparability of our results for the nine months ended October 1, 2017 to the same period in fiscal 2016 is impacted by this acquisition. Refer to Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2017.
Effective as of July 29, 2016, the Company changed the method of accounting for its investment in Deca Technologies Inc. ("Deca") from consolidation to the equity method of accounting as a result of the investment by certain third-party investors in Deca. The comparability of our results for the third quarter of fiscal 2017 to the same period in fiscal 2016 is impacted by the said change. Refer to Note 6 and Note 21 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2017.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
The Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.
Summary of Significant Accounting Policies
The Company's significant accounting policies are described under Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2017.

Recent Accounting Pronouncements

The following are the recent accounting pronouncements issued but not yet adopted that may materially affect the Company’s consolidated financial statements:
In May 2014, the Financial Accounting Standards Board ("FASB") issued an ASU (Accounting Standard Update) on revenue from contracts with customers, ASU No. 2014-09, “Revenue from Contracts with Customers" ("ASC 606") which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new guidance will be effective for the Company starting in the first quarter of fiscal 2018. Two methods of adoption are permitted: (a) full retrospective adoption, meaning this standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance.
The Company presently expects to select the modified retrospective transition method. As the new standard will supersede substantially all existing revenue guidance affecting the Company under GAAP, it could impact revenue and cost recognition on sales across all of the Company's business segments, in addition to its business processes, compensation, information technology systems, internal controls and other financial reporting and operational elements.
By the end of fiscal 2016, the Company had transitioned all revenue from distributors from sell-through to the sell-in basis of accounting. Please see discussion related to the transition to sell-in-basis of accounting under Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2017. Consequently, the Company does not expect the new guidance to materially impact the timing of recognition of future revenue from distributors.

The Company currently expects the adoption of this new guidance may impact the timing of recognition of revenue from its intellectual property portfolio, non-recurring engineering arrangements, and sales of products that do not have an alternative use under a non-cancelable arrangement. Upon adoption of the new guidance, licenses to use portions of the Company’s intellectual property portfolio may need to be recognized as revenues on a straight-line basis over the term of the license agreement. Additionally, the Company expects a change in the timing of revenues recognized from sales-based royalties. The Company currently recognizes sales-based royalties as revenues in the period in which such royalties are reported by licensees, which is typically after the conclusion of the quarter in which the licensees’ sales occur. Under the new guidance, the Company will be required to estimate and recognize sales-based royalties in the period in which the associated sales occur, resulting in acceleration of revenue recognition compared to the current method. The Company also expects that revenue from certain non-recurring engineering arrangements, which are currently recognized upon the achievement of contractual milestones, may need to be recognized as performance obligations are satisfied over time. Similarly, sales of products that do not have an alternative use under a non-cancelable arrangement, which are currently recognized at a point in time may need to be recognized as performance obligations are satisfied over time.

We continue to assess all potential impacts of ASC 606, and preliminary considerations outlined above may change.
In February 2016, the FASB issued ASU 2016-02, Leases, ("Topic 842"), which replaces most current lease guidance when it becomes effective. This standard update intends to increase the transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the effect that the new guidance will have on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory". For public entities, ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.
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

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 amends the requirements in GAAP related to accounting for changes to stock compensation awards. The guidance in ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". The amendments in ASU 2017-12 are intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance in ASU 2017-12 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

NOTE 2. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	October 1, 2017	January 1, 2017
	(In thousands)
Accounts receivable, gross	$361,927	$338,061
Allowance for doubtful accounts receivable and sales returns	(5,474)	(5,024)
Total accounts receivable, net	$356,453	$333,037

Inventories

	As of
	October 1, 2017	January 1, 2017
	(In thousands)
Raw materials	$15,382	$15,525
Work-in-process	195,488	208,525
Finished goods	76,111	63,726
Total inventories	$286,981	$287,776

Other Current Assets

	As of
	October 1, 2017	January 1, 2017
	(In thousands)
Prepaid tooling - current	$19,338	$21,687
Restricted cash relating to defined benefit pension plan, current	2,429	4,206
Advances to suppliers	25,999	16,549
Prepaid royalty and licenses	16,886	17,769
Derivative assets	2,725	6,605
Value added tax receivable	15,249	11,625
Receivable from sale of TrueTouch Mobile® business	—	10,000
Prepaid expenses	18,773	22,965
Other current assets	17,463	10,756
Total other current assets	$118,862	$122,162

Other Long-term Assets

	As of
	October 1, 2017	January 1, 2017
	(In thousands)
Employee deferred compensation plan	$47,454	$45,574
Investment in cost method equity securities	17,017	13,331
Deferred tax assets	4,349	4,463
Long-term licenses	10,891	14,498
Advance to suppliers	12,128	25,207
Security deposits	9,099	4,697
Prepaid tooling and other assets	43,030	40,172
Total other long-term assets	$143,968	$147,942

Other Current Liabilities

	As of
	October 1, 2017	January 1, 2017
	(In thousands)
Employee deferred compensation plan	$48,721	$46,359
Restructuring accrual - current portion (See Note 7)	4,729	24,029
Derivative liability	3,876	15,582
Accrued expenses	44,572	73,983
Other current liabilities	21,135	20,345
Total other current liabilities	$123,033	$180,298

Other Long-term Liabilities

	As of
	October 1, 2017	January 1, 2017
	(In thousands)
Long-term pension and other employee related liabilities	$16,651	$14,672
Restructuring accrual - non-current portion (See Note 7)	9,243	11,294
Asset retirement obligation	5,304	5,067
Other long-term liabilities	4,897	5,716
Total other long-term liabilities	$36,095	$36,749

NOTE 3. INTANGIBLE ASSETS
The following table presents details of the Company's intangible assets:

	As of October 1, 2017			As of January 1, 2017
	Gross	Accumulated Amortization	Net (a)	Gross	Accumulated Amortization	Net (a)
	(In thousands)
Developed technology and other intangible assets
Acquisition-related intangible assets	$1,059,008	$(441,111)	$617,897	$1,021,244	$(295,023)	$726,221
Non-acquisition related intangible assets	12,000	(10,418)	1,582	12,000	(8,863)	3,137
Total developed technology and other intangible assets	1,071,008	(451,529)	619,479	1,033,244	(303,886)	729,358
In-process research and development	137,439	—	137,439	175,203	—	175,203
Total intangible assets	$1,208,447	$(451,529)	$756,918	$1,208,447	$(303,886)	$904,561

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

The below table presents details of the in-process research and development assets as of October 1, 2017:

(In thousands)
As of January 1, 2017	$175,203
Technological feasibility achieved	(37,764)
As of October 1, 2017	$137,439

During the three months ended October 1, 2017, there were no projects that had reached technological feasibility and transferred to developed technology. During the nine months ended October 1, 2017, three projects representing $37.8 million of the total capitalized IPR&D, with estimated useful lives of 5 years, had reached technological feasibility and were transferred to developed technology.
In the first quarter of fiscal 2016, the Company recognized a $33.9 million impairment charge related to two IPR&D projects that were canceled due to changes in the Company’s product portfolio strategy.  The impairment charges were included in the “Impairment of acquisition-related intangible assets” line in the Condensed Consolidated Statements of Operations.

The Company expects the remaining IPR&D projects as of October 1, 2017 to attain technological feasibility by fiscal 2018.

The estimated future amortization expense related to developed technology and other intangible assets as of October 1, 2017 is as follows:

(In thousands)
2017 (remaining three months)	$48,570
2018	191,793
2019	184,565
2020	124,369
2021	30,912
2022 and future	39,270
Total future amortization expense	$619,479

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

The sales of the wafer fabrication facility in Minnesota and the sale of the building in Austin were completed during the first quarter of fiscal 2017. During the third quarter of fiscal 2017, the Company amended the agreement for sale of the facility in Minnesota to sell certain additional assets to the buyer. During the nine months ended October 1, 2017, the Company recorded a gain of $1.3 million resulting from the change in the estimated costs to sell these assets. This gain was recorded in the selling, general and administrative line item of the Condensed Consolidated Statements of Operations.

NOTE 5. INVESTMENT IN EQUITY METHOD INVESTMENTS
Privately-held equity investments are accounted for under the equity method of accounting if the Company has an ownership interest of 20% or greater or if it has the ability to exercise significant influence over the operations of such companies.
The below table presents the changes in carrying value of the equity method investments.

	As of October 1, 2017
	(In thousands)
	Deca Technologies Inc. ("Deca")	Enovix Corporation ("Enovix")	Total
Carrying value as of January 1, 2017	$134,327	$54,360	$188,687
Additional investment	—	5,599	5,599
Equity in net loss of equity method investees	(8,198)	(6,644)	(14,842)
Carrying value as of October 1, 2017	$126,129	$53,315	$179,444
During the first quarter of fiscal 2017, the Company made an investment of $5.6 million in Enovix, which completed the Company's investment commitment in Enovix of $85.1 million per the original agreement dated February 22, 2012. Certain third-party investors made additional investments in Enovix in the first quarter of fiscal 2017, as a result of which the Company's ownership in Enovix decreased from 46.6% as of January 1, 2017 to 41.2% as of April 2, 2017. As of October 1, 2017, the Company’s ownership in Enovix was 41.2%.

The estimated fair value of the Company’s investment in Enovix, based on the enterprise value of Enovix implied from the third-party investment in Enovix, exceeds the carrying value of the said investment as at October 1, 2017. Enovix continues to be in the process of completing certain key product development milestones. Enovix’s estimated enterprise value is sensitive to its ability to achieve these milestones. Delays or failure by Enovix to complete these milestones may have a significant adverse impact on Enovix’s estimated enterprise value and may result in the recognition of a material impairment charge to the Company’s earnings as a result of a write-down of the carrying value of the Company’s investment in Enovix.

As of January 1, 2017 and October 1, 2017, the Company’s ownership in Deca was 52.5%.

The following table presents summarized financial information derived from the consolidated financial statements of Deca and Enovix.

	Nine Months Ended
	October 1, 2017	October 2, 2016
	(in thousands)
Operating data:
Revenue	$11,623	$2,903
Gross loss	$(6,117)	$(560)
Loss from operations	$(31,561)	$(21,731)
Net loss	$(32,289)	$(21,731)
Net loss attributable to Cypress	$(14,842)	$(8,879)

NOTE 6. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the fair value hierarchy for the Company's financial assets and liabilities measured at fair value on a recurring basis as of October 1, 2017 and January 1, 2017:

	As of October 1, 2017			As of January 1, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$431	$—	$431	$287	$—	$287
Total cash equivalents	431	—	431	287	—	287
Other current assets:
Certificates of deposit	—	972	972	—	972	972
Total other current assets	—	972	972	—	972	972

Employee deferred compensation plan assets:
Cash equivalents	3,567	—	3,567	3,809	—	3,809
Mutual funds	26,032	—	26,032	22,658	—	22,658
Equity securities	11,738	—	11,738	11,974	—	11,974
Fixed income	3,855	—	3,855	4,088	—	4,088
Stable value funds	—	2,262	2,262	—	3,045	3,045
Total employee deferred compensation plan assets	45,192	2,262	47,454	42,529	3,045	45,574
Foreign exchange forward contracts	—	2,725	2,725	—	6,605	6,605
Total financial assets	$45,623	$5,959	$51,582	$42,816	$10,622	$53,438
Financial Liabilities
Foreign exchange forward contracts	$—	$3,876	$3,876	$—	$15,582	$15,582
Employee deferred compensation plan liability	—	48,722	48,722	—	46,359	46,359
Total financial liabilities	$—	$52,598	$52,598	$—	$61,941	$61,941

The Company did not have any assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of October 1, 2017 and January 1, 2017.  There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three and nine months ended October 1, 2017 and October 2, 2016 related to these securities.

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
Fair Value of Long-term Debt
As of October 1, 2017, the carrying value of the Company's revolving credit facility was $248.0 million (See Note 9). The carrying value of the Company's revolving credit facility approximates its fair value since it bears an interest rate that is comparable to rates on similar credit facilities and is determined using Level 2 inputs.
The Company's 2.00% Senior Exchangeable Notes assumed as part of the Merger are traded in the secondary market for debt instruments and are categorized as a Level 2 liability. The carrying value and the estimated fair value of the said Notes as of October 1, 2017 were $138.2 million and $440.7 million, respectively.  See Note 9 for further details.
The Company’s 4.50% Senior Convertible Notes are traded in the secondary market for debt instruments and the fair value is determined using Level 2 inputs.  The carrying value and the estimated fair value of the debt portion of the said Notes as of October 1, 2017 were $244.1 million and $375.0 million, respectively.  See Note 9 for further details.

NOTE 7. RESTRUCTURING
2016 Restructuring Plan
In September 2016, the Company began the implementation of a reduction in workforce ("2016 Plan") which will result in elimination of approximately 430 positions worldwide across various functions. The restructuring charge of $3.4 million recorded for the nine months ended October 1, 2017 consists of personnel costs of $1.8 million and other charges related to the write-off of certain licenses and facilities related expenses of $1.6 million. The personnel costs related to the 2016 Plan during the three and nine months ended October 2, 2016 were $7.7 million.
Spansion Integration-Related Restructuring Plan ("Spansion Integration Plan")
In March 2015, the Company implemented cost reduction and restructuring activities in connection with the Merger. The restructuring charge of $1.2 million and $0.2 million recorded for the three and nine months ended October 2, 2016, respectively, consists primarily of severance costs and lease termination costs. No restructuring charges were recorded for the three and nine months ended October 1, 2017 related to the Spansion Integration Plan.
Summary of Restructuring Costs
The following table summarizes the restructuring charges recorded in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Personnel costs	$—	$7,935	$1,877	$8,550
Lease termination costs	—	35	—	343
Other	—	—	1,593	—
Total restructuring costs	$—	$7,970	$3,470	$8,894
All restructuring costs are included in the operating expenses under "Restructuring costs" in the Condensed Consolidated Statements of Operations.

Roll-forward of the Restructuring Reserves
Restructuring activity under the Company's restructuring plans was as follows:

	(In thousands)
	Spansion Integration Plan	2016 Plan	Total
Accrued restructuring balance as of January 1, 2017	$14,219	$21,104	$35,323
Provision	—	2,572	2,572
Cash payments and other adjustments	(763)	(18,545)	(19,308)
Accrued restructuring balance as of April 2, 2017	$13,456	$5,131	$18,587
Provision	—	898	898
Cash payments and other adjustments	(741)	(3,237)	(3,978)
Accrued restructuring balance as of July 2, 2017	$12,715	$2,792	$15,507
Provision	—	—	—
Cash payments and other adjustments	(720)	(815)	(1,535)
Accrued restructuring balance as of October 1, 2017	$11,995	$1,977	$13,972
Current portion of the restructuring accrual	$2,752	$1,977	$4,729
Non-current portion of the restructuring accrual	$9,243	$—	$9,243

The Company anticipates that the remaining 2016 Plan restructuring accrual balance of $2.0 million will be paid out in cash through the end of fiscal 2017. The remaining Spansion Integration Plan accrual balance of $12.0 million is expected to be paid over the lease term through 2026 for the excess lease obligation related to the buildings Spansion had leased prior to the Merger, which the Company decided not to occupy in the post-Merger period.

NOTE 8. EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION
The Company's equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
The following table summarizes the stock-based compensation expense by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Cost of revenues	$5,156	$4,852	$15,320	$14,777
Research and development	9,604	12,581	32,650	24,840
Selling, general and administrative	8,235	9,880	31,296	30,083
Total stock-based compensation expense	$22,995	$27,313	$79,266	$69,700

As of October 1, 2017 and January 1, 2017, stock-based compensation capitalized in inventories totaled $2.9 million and $4.6 million, respectively.

The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Stock options	$45	$123	$154	$627
Restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs")	17,920	21,438	64,466	52,035
Employee Stock Purchase Plan (“ESPP”)	5,030	5,752	14,646	17,038
Total stock-based compensation expense	$22,995	$27,313	$79,266	$69,700

The following table summarizes the unrecognized stock-based compensation expense, by type of awards:

	As of
	October 1, 2017	Weighted- Average Amortization Period
	(In thousands)	(In years)
Stock options	$187	0.66
RSUs and PSUs	84,421	1.36
ESPP	10,488	0.51
Total unrecognized stock-based compensation expense	$95,096	1.27
Equity Incentive Program
As of October 1, 2017, approximately 47.3 million stock options, or 26.5 million RSUs/PSUs were available for grant as share -based awards under the 2013 Stock Plan, the 2010 Equity Incentive Award Plan (formerly the Spansion 2010 Equity Incentive Award Plan) and the 2012 Incentive Award Plan (formerly the Ramtron Plan).  As of October 1, 2017, there were 2.2 million shares of stock available for issuance under the ESPP plan.
Stock Options
The following table summarizes the Company's stock option activities:

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
	(In thousands, except per-share amounts)		(In years)	($ in millions)
Options outstanding as of January 1, 2017	7,947	$10.70
Exercised	(1,076)	$8.38
Forfeited or expired	(263)	$13.73
Options outstanding as of April 2, 2017	6,608	$10.96
Exercised	(270)	$8.77
Forfeited or expired	(63)	$14.98
Options outstanding as of July 2, 2017	6,275	$11.01
Exercised	(728)	$8.70
Forfeited or expired	(52)	$11.49
Options outstanding as of October 1, 2017	5,495	$11.31	2.69	$23.10
Options exercisable as of October 1, 2017	5,019	$11.33	2.60	$21.20

There were no options granted during the nine months ended October 1, 2017.

Restricted Stock Units (“RSUs”) and Performance-Based Restricted Stock Units (“PSUs”)
The following table summarizes the Company's RSU/PSU activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of January 1, 2017	13,780	$11.83
Granted	5,311	$13.19
Released	(3,824)	$12.55
Forfeited	(1,151)	$12.21
Balance as of April 2, 2017	14,116	$12.12
Granted	459	$13.56
Released	(673)	$11.40
Forfeited	(517)	$12.44
Balance as of July 2, 2017	13,385	$12.19
Granted	394	$13.94
Released	(1,174)	$11.72
Forfeited	(226)	$11.68
Balance as of October 1, 2017	12,379	$12.29

On March 16, 2017, the Compensation Committee of the Company approved the issuance of service-based and performance-based restricted stock units under the Company’s Performance Accelerated Restricted Stock Program ("PARS") to certain employees.
The milestones for the 2017 PARS grants include service and performance conditions. Approximately 54% of the grants are based on revenue growth, gross margin, profit before tax (“PBT”), debt leverage and strategic initiatives milestones over the next three years. The remaining approximately 45% of the 2017 PARS grants are based on service milestones that vest over three years.

NOTE 9. DEBT

Total debt is comprised of the following:

	As of
	October 1, 2017	January 1, 2017
	(In thousands)
Current portion of long-term debt
Senior Secured Credit Facility:
Term Loan A	—	7,500
Term Loan B	27,303	22,500
Equipment loans and capital lease obligations	—	152
Current portion of long-term debt	27,303	30,152
Revolving credit facility and long-term debt
Senior Secured Credit Facility:
Revolving credit facility	248,000	332,000
Term Loan A	—	84,838
Term Loan B	473,581	406,214
2.00% Senior Exchangeable Notes	138,187	135,401
4.50% Senior Exchangeable Notes	244,107	236,526
Revolving credit facility and long-term debt	1,103,875	1,194,979
Total debt	$1,131,178	$1,225,131
As of October 1, 2017, the Company was in compliance with all of the financial covenants under all of its debt facilities.
Senior Secured Credit Facility ("Credit Facility")
The Credit Facility is made up of the revolving credit facility, Term Loan A and Term Loan B.
On February 17, 2017, the Company amended its Credit Facility. The amendment reduced the applicable margins on the Term Loan B and Term Loan A from 5.50% and 5.11%, respectively, to 3.75% effective February 17, 2017. Additionally, the amended financial covenants include the following conditions: 1) maximum total leverage ratio of 4.25 to 1.00 through December 31, 2017 and 2) maximum total leverage ratio of 4.00 to 1.00 through July 1, 2018 and 3.75 to 1.00 thereafter. The Company incurred financing costs of $5.9 million to lenders of the Term Loans which were capitalized and recognized as a reduction of the Term Loan A and Term Loan B balances in “Revolving credit facility and long term debt” on the Condensed Consolidated Balance Sheet. These costs will be amortized over the life of the Term Loans and are recorded in “Interest Expense” on the Condensed Consolidated Statements of Operations.
On April 7, 2017, the Company amended its Credit Facility. The amendment reduced the applicable margins on the Company's Term Loan A from 3.75% to 2.75% effective April 7, 2017. The Company incurred financing costs of $0.4 million to lenders of Term Loan A which were recognized as a reduction of the Term Loan A balance in “Long-term credit facility and long term debt” on the Condensed Consolidated Balance Sheet.
On August 18, 2017, the Company amended its Credit Facility. As a result of the amendment, Term Loan A borrowing of $91.3 million was extinguished as a separate borrowing. Term Loan B was increased by $91.3 million to replace Term Loan A (the "Additional Incremental Term Loan"). Previously unamortized debt issuance costs of $3.0 million related to Term Loan A were written off and recorded as "Interest expense" in the Condensed Consolidated Statements of Operations during the third quarter of fiscal 2017. The additional incremental term loan is subject to the terms of the Credit Agreement and the additional terms set forth in the amendment. The amendment also reduced the applicable margins on Term Loan B from 3.75% to 2.75% effective August 18, 2017. The Company incurred financing costs of $0.6 million to the lenders of the Term Loans which have been capitalized and recognized as a reduction of the Term Loan B balances in “Revolving credit facility and long term debt” on the Condensed Consolidated Balance Sheet. These costs will be amortized over the life of the Term Loans and are recorded in “Interest Expense” on the Condensed Consolidated Statements of Operations.
As of October 1, 2017, $768.3 million aggregate principal amount of loans, including the revolving credit facility, Term Loan B and letters of credit, were outstanding under the Credit Facility.

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
As of October 1, 2017, the Spansion Notes are exchangeable for 196.7 shares of common stock per $1,000 principal amount of the Spansion Notes (equivalent to an exchange price of approximately $5.08) subject to adjustments for dividends, anti-dilutive issuances and make-whole adjustments upon a fundamental change. Refer to Note 14 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2017 for further details.
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
The net carrying amount of the liability component of the Spansion Notes consists of the following (in thousands):

	October 1, 2017	January 1, 2017
Principal amount	$149,990	$149,990
Unamortized debt discount	(11,803)	(14,589)
Net carrying value	$138,187	$135,401

The following table presents the interest on the Spansion Notes recognized as an expense during the three and nine months ended October 1, 2017 and October 2, 2016:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(in thousands)
Contractual interest expense at 2% per annum	$746	$746	$2,238	$2,235
Accretion of debt discount	939	894	2,786	2,656
Total	$1,685	$1,640	$5,024	$4,891

 4.50% Senior Exchangeable Notes

On June 23, 2016, the Company issued, at face value, $287.5 million of Senior Exchangeable Notes due in 2022 (the “Notes”) in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The Notes are governed by an Indenture (“Indenture”), dated June 23, 2016, between the Company and U.S. Bank National Association, as Trustee. The Notes will mature on January 15, 2022, unless earlier repurchased or converted, and bear interest of 4.50% per year payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2017. The Notes may be due and payable immediately in certain events of default.

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

The following table includes total interest expense related to the Notes recognized during the three and nine months ended October 1, 2017 and year ended January 1, 2017 (in thousands):

	Three Months Ended October 1, 2017	Nine Months Ended October 1, 2017	Year Ended January 1, 2017
Contractual interest expense at 4.5% Per annum	$3,271	$9,811	$6,900
Amortization of debt issuance costs	337	976	700
Accretion of debt discount	2,202	6,605	4,646
Total	$5,810	$17,392	$12,246

The net liability component of the Notes is comprised of the following (in thousands):

	October 1, 2017	January 1, 2017
Net carrying amount at issuance date	$231,180	$231,180
Amortization of debt issuance costs to date	1,676	700
Accretion of debt discount to date	11,251	4,646
Net carrying amount	$244,107	$236,526

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

Capital Leases and Equipment Loans
In 2011, the Company entered into capital lease agreements which allow it to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. Assets purchased under all capital leases are included in “Property, plant and equipment, net” on the Company's Consolidated Balance Sheet. As of the end of the third quarter of fiscal 2017, there was no balance outstanding against these capital leases.
In December 2011, the Company obtained equipment loans from a financial institution for an aggregate amount of approximately $14.1 million which are collateralized by certain manufacturing equipment and bear interest of 3.15% to 3.18%

per annum payable in 60 equal installments. As of the end of the third quarter of fiscal 2017, all of the equipment loans have been paid off.
Future Debt Payments
For each of the next five years and beyond, the scheduled maturities of the Company's debts including interest as of October 1, 2017, are as follows:

Fiscal Year	Revolving credit facility	Term Loan B	2.00% Senior Exchangeable Notes	4.50% Senior Exchangeable Notes	Total
	(In thousands)
2017 (remaining three months)	$2,158	$25,767	$—	$—	$27,925
2018	8,630	46,998	3,000	13,117	71,745
2019	8,630	49,290	3,000	13,117	74,037
2020	250,158	58,001	152,990	13,153	474,302
2021	—	420,864	—	13,117	433,981
2022 and after				294,113	294,113
Total	$269,576	$600,920	$158,990	$346,617	$1,376,103

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
As of October 1, 2017, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2017 (remaining three months)	$4,881
2018	14,550
2019	10,312
2020	8,378
2021	6,425
2022 and thereafter	22,289
Total	$66,835

Restructuring accrual balances related to operating facility leases were $12.0 million and $14.2 million as of October 1, 2017 and January 1, 2017, respectively.
Product Warranties
The Company generally warrants its products against defects in materials and workmanship for a period of one year and that product warranty is generally limited to a refund of the original purchase price of the product or a replacement part. The Company estimates its warranty costs based upon its historical warranty claim experience. Warranty returns are recorded as an allowance for sales returns. The allowance for sales returns is reviewed quarterly to verify that it reflects the remaining obligations based on the anticipated returns over the balance of the obligation period.

The following table presents the Company's warranty reserve activities:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Beginning balance	$4,317	$5,964	$3,996	$4,096
Settlements made	(1,104)	(2,247)	(1,733)	(3,328)
Provisions	1,233	1,424	2,183	4,373
Ending balance	$4,446	$5,141	$4,446	$5,141

Contractual Obligations

The Company has entered into agreements with certain vendors that include “take or pay” terms. Take or pay terms obligate the Company to purchase a minimum required amount of materials or services or make specified payments in lieu of such purchase. The Company may not be able to consume minimum commitments under these take or pay terms, requiring payments to vendors, which may have a material adverse impact on the Company’s earnings.

Litigation and Asserted Claims
In a matter associated with Ramtron International Corporation (“Ramtron”), a wholly owned subsidiary of Cypress, bankruptcy proceedings are ongoing in Italy where the trustee for four bankrupt entities of Finmek S.pA. ("Finmek") is seeking refunds of approximately $2.8 million in payments made by Finmek to Ramtron prior to Finmek’s bankruptcy in 2004. In November 2014, one of the courts presiding over these proceedings found that approximately $0.5 million (including interest and fees) should be refunded to Finmek. The Company filed an appeal (Court of Appeal of Venice, Docket no. 2706/2015), and on July 13, 2017, the Court of Appeal reversed the decision, ruling in Ramtron’s favor. The Company has prevailed in all other related proceedings (Court of Appeal of Venice, Docket Nos. 1387/2014 and 2487/2015; Tribunal of Padua Docket No. 5378/2009), and time has expired for the trustee to appeal the 1387/2014 and 2487/2015 matters. Due to the current stage of the proceedings and the appellate process, the Company cannot reasonably estimate the loss or the range of possible losses, if any.
In 2013, a former employee filed a grievance against the Company with the U.S. Department of Labor (“DOL”) seeking back pay and reinstatement or forward pay. That matter was tried before an administrative law judge in July 2014. In December 2014, the administrative law judge issued a ruling in favor of the former employee for amounts totaling approximately $1.3 million. On March 30, 2016, the ruling was affirmed by the DOL Administrative Review Board.  The Company believed both rulings were erroneous and filed an appeal in the United States Court of Appeals for the Tenth Circuit on April 29, 2016 (Case No. 16-9523). Oral argument was heard by a three-judge panel in January 2017, and on October 16, 2017, the appellate panel ruled in favor of the Company, vacating all prior adverse decisions. This former employee also filed a complaint for wrongful termination in state court in El Paso County, Colorado on March 4, 2015 (Case No. 2015-cv-30632). The state court litigation is stayed pending resolution of the DOL matter. The Company believes the state court action is meritless and will defend against the allegations. Due to the current stage of the state court proceedings, the Company cannot reasonably estimate the loss or the range of possible losses, if any.

On August 15, 2016, a patent infringement lawsuit was filed by the California Institute of Technology (“Caltech”) against the Company in the U.S. District Court for the Central District of California (Case No. 16-cv-03714). The other co-defendants are Apple Inc., Avago Technologies Limited, Broadcom Corporation, and Broadcom Limited. Caltech alleges that defendants infringe four patents. On July 12, 2017, the Court issued a claim construction order. The matter is in the discovery phase and the Company will defend against the allegations accordingly.  Due to the current stage of the proceedings, the Company cannot reasonably estimate the loss or the range of possible losses, if any.

On January 30, 2017, T.J. Rodgers, the former Chief Executive Officer and director of the Company, filed a complaint in the Delaware Court of Chancery captioned Rodgers v. Cypress Semiconductor Corp., C.A. No. 2017-0070-AGB (Del. Ch.), seeking to inspect certain Company books and records pursuant to Section 220 of the Delaware General Corporation Law. The complaint does not seek an award of money damages. The complaint does not seek an award for money damages. On April 17, 2017, the Court ruled that Mr. Rodgers was entitled to certain books and records, which were provided by the Company to Mr. Rodgers.

On April 24, 2017, Mr. Rodgers filed a second lawsuit in the Delaware Court of Chancery (C.A. No. 2017-0314-AGB), naming the Company’s directors as defendants and alleging breach of the fiduciary duty of candor. The parties entered into a settlement agreement, with an effective date of June 30, 2017, to resolve and dismiss with prejudice all ongoing litigation and claims relating to the subject matter of the Section 220 and breach of fiduciary duty actions. The settlement includes a standstill through the earlier of May 31, 2019 or the 2019 annual shareholders’ meeting, subject to certain conditions, and reimbursement of $3.5 million in documented fees, costs, and expenses incurred by Mr. Rodgers. This charge was recorded in the Costs and settlement charges related to the shareholder matter line item of the Condensed Consolidated Statements of Operations. The said reimbursement of $3.5 million was paid to Mr. Rodgers on July 24, 2017. On July 26, 2017, the litigations were dismissed with prejudice.

On October 16, 2017, a patent infringement lawsuit was filed against the Company in the U.S. District Court for the District of Delaware, entitled Coding Technologies LLC v. Cypress Semiconductor Corp. (Case No. 1:17-cv-01456), in which a single patent is being asserted. Due to the current stage of the proceedings, the Company cannot reasonably estimate the loss or the range of possible losses, if any.
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
It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments the Company has made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations. Management believes that if the Company were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of October 1, 2017, the Company had no reason to believe a loss exceeding amounts already recognized had been incurred.

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
At October 1, 2017, the Company had outstanding forward contracts to buy approximately ¥1,724 million for $15.6 million.
Non-designated hedges
Total notional amounts of net outstanding contracts were as summarized below:

Buy / Sell	October 1, 2017	January 1, 2017
(In millions)
US dollar / EUR	$5.2/€4.3	$25.0 / €23.6
Japanese Yen / US dollar	¥2,959 / $27.3	¥10,129/$87.9

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2017 was immaterial.

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of October 1, 2017 and January 1, 2017 were as follows:

	October 1, 2017		January 1, 2017
Balance Sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(In thousands)
Other Current Assets
Derivative Asset	$1,349	$1,376	$6,468	$137
Other Current Liabilities
Derivative Liability	$1,558	$2,318	$14,391	$1,191

NOTE 12. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands, except per-share amounts)
Net loss attributable to Cypress	$11,033	$9,411	$(57,652)	$(613,884)
Weighted-average common shares	332,873	321,276	329,787	318,118
Weighted-average diluted shares	360,311	343,718	329,787	318,118
Net income (loss) per share—basic	$0.03	$0.03	$(0.17)	$(1.93)
Net income (loss) per share—diluted	$0.03	$0.03	$(0.17)	$(1.93)

For the three months ended October 1, 2017 and October 2, 2016, approximately 0.8 million and 4.8 million, weighted average potentially dilutive securities consisting of outstanding share based awards and convertible debt, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive. For the nine months ended October 1, 2017 and October 2, 2016, approximately 0.8 million and 8.9 million, weighted average potentially dilutive securities consisting of outstanding share based awards and convertible debt, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 13. INCOME TAXES
The Company's income tax expense was $4.5 million and $3.3 million for the three months ended October 1, 2017 and October 2, 2016, respectively. The Company's income tax expense was $13.9 million and $1.8 million for the nine months ended October 1, 2017 and October 2, 2016, respectively. The income tax expense for the three and nine months ended October 1, 2017 was primarily due to non-U.S. income taxes on income earned in foreign jurisdictions.  The income tax expense for the three and nine months ended October 2, 2016 was primarily attributable to a release of previously accrued taxes related to the lapsing of statutes of limitation, primarily offset by income taxes associated with the Company's non-US operations.
Unrecognized Tax Benefits
As of October 1, 2017 and January 1, 2017, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate totaled $26.0 million and $24.3 million, respectively.
Management believes events that could occur in the next 12 months which could cause a change in unrecognized tax benefits include, but are not limited to the following:
•completion of examinations by the U.S. or foreign taxing authorities; and
•expiration of statute of limitations on the Company's tax returns.
The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The Company believes it is reasonably possible that it may recognize up to approximately $0.2 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitation and the resolution of agreements with domestic and various foreign tax authorities.
Classification of Interest and Penalties
The Company classifies interest and penalties as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of October 1, 2017 and January 1, 2017, the amounts of accrued interest and penalties totaled $9.9 million and $8.5 million, respectively.

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
The prior periods herein reflect the change in segments as described in Note 1 of the Notes to Condensed Consolidated Financial Statements.

Revenues

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Microcontroller and Connectivity Division	$373,584	$284,241	$1,052,018	$699,516
Memory Products Division	230,990	239,604	678,206	693,420
Total revenues	$604,574	$523,845	$1,730,224	$1,392,936

Income (loss) before Income Taxes

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Microcontroller and Connectivity Division	$23,378	$(7,765)	$35,601	$(17,696)
Memory Products Division	78,514	64,364	192,896	143,724
Unallocated items:
Stock-based compensation expense	(22,995)	(27,313)	(79,266)	(69,700)
Restructuring charges, including CEO severance	—	(7,970)	(3,470)	(13,394)
Amortization of intangible assets	(48,428)	(54,849)	(146,030)	(122,641)
Reimbursement payment in connection with the cooperation and settlement agreement	—	—	(3,500)	—
Impairment of acquisition-related assets	—	—	—	(33,944)
Changes in value of deferred compensation plan	(1,166)	(56)	(1,391)	(896)
Impairment related to assets held for sale	—	(35,259)	—	(35,259)
Gain related to investment in Deca Technologies Inc.	—	112,774	—	112,774
Goodwill impairment charge	—	—	—	(488,504)
Other adjustments	(8,825)	(27,154)	(23,576)	(78,333)
Loss from operations before income taxes	$20,478	$16,772	$(28,736)	$(603,869)

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

Geographical Information
The following table presents revenues by geographical locations:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
United States	$61,138	$45,205	$169,231	$134,419
Europe	76,577	65,370	220,395	195,243
Greater China (includes China, Taiwan and Hong Kong)	245,071	236,248	742,293	570,637
Japan	136,378	108,772	378,713	315,354
Rest of the World	85,411	68,250	219,592	177,283
Total revenue	$604,574	$523,845	$1,730,224	$1,392,936

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	October 1, 2017	January 1, 2017
	(In thousands)
United States	$180,022	$189,912
Philippines	36,264	37,790
Thailand	30,668	32,547
Japan	13,297	14,898
Other	26,630	22,119
Total property, plant and equipment, net	$286,881	$297,266

The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the Company’s chief operating decision maker ("CODM") does not review asset information on a segment basis.
Customer Information
Outstanding accounts receivable from two of the Company's distributors accounted for 25.6% and 17.2% of its consolidated accounts receivable as of October 1, 2017. Outstanding accounts receivable from one of the Company's distributors accounted for 24.0% of its consolidated accounts receivable as of January 1, 2017.
Revenue earned through one of the Company's distributors accounted for 16.0% of its consolidated revenue for the three months ended October 1, 2017.  Revenue earned through one of the Company’s distributors accounted for 16.4% of its consolidated revenue for the nine months ended October 1, 2017. No end customer accounted for 10% or more of the Company's revenues for the three and nine months ended October 1, 2017.
Revenue earned through one of the Company’s distributors accounted for 24.0% of its consolidated revenue for the three months ended October 2, 2016. Revenue earned through one of the Company’s distributors accounted for 24% of its consolidated revenue for the nine months ended October 2, 2016. No end customer accounted for 10% or more of the Company's revenues for the three and nine months ended October 2, 2016.

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
The comparability of our results for the three and nine months ended October 1, 2017 to the same prior year periods is significantly impacted by these transactions.
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

Microcontroller and Connectivity Division
MCD focuses on high-performance microcontroller (MCU), analog and wireless and wired connectivity solutions. The portfolio includes Traveo™ automotive MCUs, PSoC® programmable MCUs and general-purpose MCUs with ARM® Cortex®-M4, -M3, -M0+ and R4 CPUs; analog PMIC Power Management ICs; CapSense® capacitive-sensing controllers; TrueTouch® touchscreen and fingerprint reader products; Wi-Fi®, Bluetooth®, Bluetooth Low Energy and ZigBee® solutions and the WICED® development platform for the Internet of Things; and a broad line of USB controllers, including solutions for the USB-C and USB Power Delivery ("PD") standards. MCD includes wireless connectivity solutions acquired from Broadcom effective July 5, 2016. This division also includes our intellectual property ("IP") and foundry businesses. The historical results of MCD include our subsidiary Deca Technologies, Inc.

Memory Products Division
MPD focuses on high-performance parallel and serial NOR flash memories, NAND flash memories, static random access memories (SRAM), F-RAM™ ferroelectric memory devices and other specialty memories. This division also includes our subsidiary AgigA, Tech Inc.

Business Strategy

Refer to Part I Item 1. Business in our Annual Report on Form 10-K for the year ended January 1, 2017 for a discussion of our strategies.
As we continue to implement our strategies, there are many internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed under Part I Item 1A in our Annual Report on Form 10-K for the year ended January 1, 2017 as well as in Part II Item 1A in this Quarterly Report on Form 10-Q.
Results of Operations
Revenues
Our total revenues increased by $80.7 million, or 15.4%, to $604.6 million for the three-month period ended October 1, 2017 compared to the same period in the prior year. The increase was primarily driven by the growth in the IoT/wireless connectivity, USB-C and microcontroller products, and increase in certain product prices.
Our total revenues increased by $337.3 million, or 24.2%, to $1,730.2 million for the nine-month period ended October 1, 2017 compared to the same period in the prior year. The increase was primarily driven by the acquisition of the IoT business from Broadcom. Additionally, revenues recorded by our USB-C and microcontroller products contributed to the said increase.
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

The following table summarizes our consolidated revenues by segments:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Microcontroller and Connectivity Division	$373,584	$284,241	$1,052,018	$699,516
Memory Products Division	230,990	239,604	678,206	693,420
Total revenues	$604,574	$523,845	$1,730,224	$1,392,936

Microcontroller and Connectivity Division:
Revenues recorded by MCD increased by $89.3 million, or 31.4%, in the three months ended October 1, 2017 compared to the same prior year period. The increase was primarily driven by the growth in the IoT/wireless connectivity, USB-C and microcontroller products. The overall average selling price of our products for MCD for the three months ended October 1, 2017 was $0.96 which decreased by $0.02, compared with the same prior year period. The decrease is attributable to changes in product mix.
Revenues recorded by MCD increased by $352.5 million, or 50.4%, in the nine months ended October 1, 2017 compared to the same prior year period. The increase was primarily driven by the acquisition of the IoT business from Broadcom. Additionally, MCD revenues increased in the nine months ended October 1, 2017 as compared to the same prior year period, due to increased revenue from our USB-C and microcontroller products. The overall ASP of our products for MCD for the nine months ended October 1, 2017 was $1.04, which increased by $0.03 compared with the same prior year period. The increase is primarily attributed to the higher ASPs of the IoT and microcontroller products.
Memory Products Division:
Revenues recorded by MPD decreased by $8.6 million, or 3.6%, in the three months ended October 1, 2017 compared to the same prior year period. The decrease was primarily due to $8.8 million of revenue decline from the Flash memory products. The overall ASP of our products for MPD for the three months ended October 1, 2017 was $1.44, which increased by $0.15, compared with the same prior year period. The increase is primarily attributed to higher ASPs for Flash memory products
Revenues recorded by MPD decreased by $15.2 million, or 2.2%, in the nine months ended October 1, 2017 compared to the same prior year period. The decrease was primarily due to $13.2 million of revenue decline from the RAM products. The overall ASP of our products for MPD for the nine months ended October 1, 2017 was $1.33, which increased by $0.05 compared with the same prior year period. The increase is primarily attributed to the higher ASPs of Flash memory products.
Cost of Revenues

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
Cost of revenues	$351,969	$325,225	$1,042,377	$909,753
As a percentage of revenue	58.2%	62.1%	60.2%	65.3%

Our cost of revenue ratio improved to 58.2% in the three months ended October 1, 2017 from 62.1% in the three months ended October 2, 2016. One of the primary drivers of the improvement in the cost of revenue ratio was higher fab utilization which increased from 56% in the three months ended October 2, 2016 to 78% in the three months ended October 1, 2017 and reduction in the cost of certain products. This was partially offset by higher write-downs of carrying value of inventory during the three months ended October 1, 2017 as compared to the same prior year period. Write-down of inventories during the three months ended October 1, 2017 was $6.6 million as compared to $6.8 million in the three months ended October 2, 2016, which unfavorably impacted our cost of revenue ratio by 1.1% for the three months ended October 1, 2017 and unfavorably impacted our cost of revenue ratio by 1.3% for the three months ended October 2, 2016. Sale of inventory that was previously written off or written down aggregated to $9.9 million and $24.4 million for the third quarters of fiscal years 2017 and 2016, which favorably impacted our cost of revenue ratio by 1.6% and 4.7%, respectively.
Our cost of revenue ratio improved to 60.2% in the nine months ended October 1, 2017 from 65.3% in the nine months ended October 2, 2016. One of the primary drivers of the improvement in the cost of revenue ratio was lower Spansion acquisition-related expenses, which declined $19.1 million in the nine months ended October 1, 2017 compared to the same prior-year period. Another major contributor in the improvement in the cost of revenue ratio was higher fab utilization which increased from 54% in the nine months ended October 2, 2016 to 72.0% in the nine months ended October 1, 2017 and reduction in the cost of certain products. Additionally, our cost of revenue ratio improved due to sale of products from the acquired IoT business, which have a lower cost of revenues ratio than the company average. This was partially offset by higher write downs of carrying value of inventory during the nine months ended October 1, 2017 as compared to the same prior year period. Write-down of inventories during the nine months ended October 1, 2017 was $26.1 million as compared to $21.6 million in the nine months ended October 2, 2016. Sale of inventory that was previously written off or written down aggregated to $27.6 million and $44.2 million for the nine months ended October 1, 2017 and October 2, 2016, respectively, which favorably impacted our cost of revenue ratio by 1.6% and 3.2%, respectively.
Research and Development (“R&D”) Expenses

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
R&D expenses	$91,334	$95,411	$269,551	$239,549
As a percentage of revenues	15.1%	18.2%	15.6%	17.2%

R&D expenses decreased by $4.1 million in the three months ended October 1, 2017 compared to the same prior-year period. The decrease was mainly attributable to a decrease of $3.0 million in stock-based compensation expense.

R&D expenses increased by $30.0 million in the nine months ended October 1, 2017 compared to the same prior-year period.
The increase was primarily attributable to a $27.6 million in labor costs due to increased headcount from the IoT business acquisition.
Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(In thousands)
SG&A expenses	$73,746	$84,209	$228,836	$240,544
As a percentage of revenues	12.2%	16.1%	13.2%	17.3%

SG&A expenses decreased by $10.5 million in the three months ended October 1, 2017 compared to the same prior-year period. The decrease was primarily due to $10.4 million lower acquisition related expenses and a $1.6 million decrease in stock-based compensation expense. The decrease was offset by a $3.6 million increase in labor expenses mainly due to increased headcount from the IoT business.

SG&A expenses decreased by $11.7 million in the nine months ended October 1, 2017 compared to the same prior-year period. The decrease was primarily due to $18.2 million lower acquisition related costs, as well as $5.0 million of executive severance costs incurred in the nine months ended October 2, 2016. No executive severance costs were incurred in the nine months ended October 1, 2017. These decreases were offset by a $14.8 million increase in labor expenses as a result of increased headcount from the IoT business and an increase in marketing costs.

Costs and settlement charges related to shareholder matter
During the three months ended October 1, 2017, the Company did not incur shareholder litigation and proxy related expenses. During the nine months ended October 1, 2017, the Company incurred $14.3 million of shareholder litigation and proxy related expenses which includes $3.5 million in reimbursement charges incurred in connection with the cooperation and settlement agreement entered into with Mr. Rodgers.

Amortization of Acquisition-Related Intangible Assets
Amortization expense decreased by $6.4 million in the three months ended October 1, 2017 compared to the same period in the prior year. The decrease was mainly due to no projects having reached technological feasibility and the amortization of capitalized to in-process research and development projects in the three months ended October 1, 2017.
Amortization expense increased by $23.4 million in the nine months ended October 1, 2017 compared to the same period in the prior year. The increase was mainly due to the amortization of the intangibles acquired in connection with the IoT business acquisition, as well as the amortization related to certain capitalized in-process research and development projects.
Impairment of Acquisition-Related Intangible Assets
During the first quarter of fiscal 2016, we recognized $33.9 million of impairment charges related to two IPR&D projects that were canceled due to certain changes in our long-term product portfolio strategy during fiscal 2016.
There were no impairment charges of acquisition-related intangibles during the nine months ended October 1, 2017.

Impairment Related to Assets Held for Sale
In the third quarter of fiscal 2016, we committed a plan to sell our wafer manufacturing facility located in Bloomington, Minnesota, as well as a building in Austin, Texas. We recorded an impairment of $35.3 million during the third quarter of fiscal 2016, to reflect the estimated fair value, net of costs to sell these assets.
Restructuring
2016 Restructuring Plan
In September 2016, we began the implementation of a reduction in workforce ("2016 Plan") which will result in elimination of approximately 430 positions worldwide across various functions. The restructuring charge of $3.4 million recorded for the nine months ended October 1, 2017 consists of personnel costs of $1.8 million and other charges related to the write-off of certain licenses and facilities related expenses of $1.6 million. The personnel costs related to the 2016 plan during the three and nine months ended October 2, 2016 were $7.7 million.
Spansion Integration-Related Restructuring Plan
In March 2015, we implemented cost reduction and restructuring activities in connection with the Merger. A restructuring charge of $1.2 million and $0.2 million was recorded for the three and nine months ended October 2, 2016, respectively. No restructuring charges were recorded for the three and nine months ended October 1, 2017 related to the Spansion Integration Plan.
We anticipate that the remaining 2016 Plan restructuring accrual balance of $2.0 million will be paid out in cash through the end of fiscal 2017 for employee terminations and facilities related expenses, and the remaining Spansion Integration Plan accrual balance of $12.0 million will be paid over the lease term through 2026 for the excess lease obligation related to the buildings Spansion had leased prior to the Merger, which the Company decided not to occupy in the post-Merger period.
Income Taxes
Our income tax expense was $4.5 million and $3.3 million for the three months ended October 1, 2017 and October 2, 2016, respectively. Our income tax expense was $13.9 million and $1.8 million for the nine months ended October 1, 2017 and October 2, 2016, respectively. The income tax expense for the three and nine months ended October 1, 2017 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions. The income tax expense for the three and nine months ended October 2, 2016 was primarily attributable to a release of previously accrued taxes related to the lapsing of statutes of limitation, offset by income taxes associated with our non-U.S. operations.

Liquidity and Capital Resources
The following table summarizes information regarding our cash and cash equivalents and short-term investments and working capital:

	As of
	October 1, 2017	January 1, 2017
	(In thousands)
Cash, cash equivalents and short-term investments	$131,563	$121,144
Working capital	$233,917	$191,486

Key Components of Cash Flows

	Nine Months Ended
	October 1, 2017	October 2, 2016
	(In thousands)
Net cash provided by operating activities	$201,946	$127,633
Net cash used in investing activities	$(8,393)	$(594,431)
Net cash provided by financing activities	$(182,162)	$326,764
Operating Activities
Net cash provided by operating activities during the nine months ended October 1, 2017 was $201.9 million as compared to $127.6 million in the nine months ended October 2, 2016. Net loss recorded during the nine months ended October 1, 2017 was $57.5 million which was offset by net non-cash items of $305.1 million and a $45.7 million decrease in cash due to changes in operating assets and liabilities.  The non-cash items primarily consisted of:
◦depreciation and amortization of $196.5 million,
◦stock-based compensation expense of $79.3 million,
◦restructuring costs of $3.5 million,

◦	accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt of $18.6 million, and

◦	share in net loss of equity method investees of $14.8 million.
Decrease in net cash due to changes in operating assets and liabilities for the nine months ended October 1, 2017 of $45.7 million was primarily due to the following:

◦	a decrease in accounts payable and accrued and other liabilities of $63.5 million mainly due to timing of payments and payments related to restructuring activities,

◦	an increase in inventories of $0.9 million to support expected demand of IoT and MCD products during the remainder of fiscal 2017,

◦	an increase of $33.6 million in price adjustments and other revenue reserves for sales to distributors, and

◦
an increase in accounts receivable of $23.4 million mainly due to an increase in revenue. Days sales outstanding for the nine months ended October 1, 2017 was 54 days as compared to 61 days in the nine months ended October 2, 2016.

Investing Activities
During the nine months ended October 1, 2017, we used approximately $8.4 million of cash in our investing activities primarily due to:

◦	$31.6 million of cash received on the sale of the wafer manufacturing facility located in Bloomington, Minnesota and a building in Austin, Texas,

◦	receipt of $10.0 million of previously escrowed consideration from the divestiture of our TrueTouch® mobile touchscreen business,

◦
the above increases were offset by $46.5 million of cash used for property and equipment expenditures relating to purchases of certain tooling, laboratory and manufacturing facility equipment and $5.6 million related to our investment in Enovix.

Financing Activities
During the nine months ended October 1, 2017, we used approximately $182.2 million of cash in our financing activities primarily related to a $108.1 million dividend payment, net repayments of $84.0 million on the revolving credit facility, and $111.9 million of repayment of Term Loan A and Term Loan B. These were offset by $91.3 million of borrowings under Term Loan B and $37.5 million of proceeds from employee equity awards.
Liquidity and Contractual Obligations
Contractual Obligations
The following table summarizes our contractual obligations as of October 1, 2017:

	Total	2017	2018 and 2019	2020 and 2021	After 2021
	(In thousands)
Purchase obligations (1)	$540,550	$95,774	$325,128	$119,648	$—
Operating lease commitments (2)	66,835	4,881	24,862	14,803	22,289
2.00% Senior Exchangeable Notes	149,990	—	—	149,990	—
4.50% Senior Exchangeable Notes	287,500	—	—	—	287,500
Term Loan B	518,750	6,826	58,018	453,906	—
Interest payment on debt	171,863	21,098	87,765	56,387	6,613
Revolving credit facility	248,000	—	—	248,000	—
Total contractual obligations	$1,983,488	$128,579	$495,773	$1,042,734	$316,402

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

As of October 1, 2017, our unrecognized tax benefits were $26.0 million, which were classified as long-term liabilities. We believe it is possible that we may recognize up to approximately $0.2 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitation and the resolution of agreements with domestic and various foreign tax authorities.
Capital Resources and Financial Condition
Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities, payments of regularly scheduled cash dividends, and the repayment of debt. As of October 1, 2017, our cash, cash equivalents and short-term investment balance was $131.6 million as compared to $121.1 million as of January 1, 2017.  As of October 1, 2017 approximately 19.0% of our cash was owned by our non-U.S. subsidiaries. While these amounts are primarily denominated in U.S. dollars, a portion is denominated in foreign currencies. All non-U.S. cash balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated, may be subject to tax and other transfer restrictions.  However, the Company has significant U.S. net operating losses that may negate any U.S. tax impact of cash repatriation.

We believe that the liquidity provided by existing cash, cash equivalents and available-for-sale investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. In addition, we may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, pursue strategic initiatives (including the acquisition of other companies) and provide us with additional flexibility to take advantage of other business opportunities that arise. As of October 1, 2017, we were in compliance with all of the financial covenants under all of our debt facilities.
Critical Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the data used to prepare them. Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and we are required to make estimates, judgments and assumptions in the course of such preparation. Note 1 of the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, we re-evaluate our judgments and estimates including those related to revenue recognition, allowances for doubtful accounts receivable, inventory valuation, valuation of long-lived assets, goodwill and financial instruments, stock-based compensation, settlement costs, and income taxes. We base our estimates and judgments on historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions.
As discussed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 1, 2017, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

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
Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to our revolving credit facility, Term Loans and Exchangeable Notes. Interest on the Exchangeable Notes is fixed and interest on our Term Loans is at variable rates. The interest rate on the Term Loans is tied to short-term interest rate benchmarks including the Prime Rate and LIBOR. For example, a one hundred basis point change in the contractual interest rates would change our interest expense for the Term Loans by approximately $5.0 million annually.
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
For example:

•	sales of our products to Japanese distributors are denominated in U.S. dollars, Japanese yen and Euros;

•	some of our manufacturing costs and operating expenses are denominated in Japanese yen, and other foreign currencies such as the Thai baht and Malaysian ringgit; and

•	some fixed asset purchases and sales are denominated in other foreign currencies.
Consequently, movements in exchange rates could cause our revenues and our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our foreign exchange exposure on our foreign currency denominated assets and liabilities. We also hedge a percentage of our forecasted revenue denominated in Japanese yen with foreign currency forward contracts. The objective of these contracts is to mitigate the impact of foreign currency exchange rate movements to our operating results on a short term basis. We do not use these contracts for speculative or trading purposes.
We recognize derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet, until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the related gain or loss on the cash flow hedge to the appropriate revenue or expense line of the Condensed Consolidated Statements of Operations. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to interest and other income, net in our Condensed Consolidated Statements of Operations at that time.
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

Changes in Internal Control over Financial Reporting
During the three months ended October 1, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information required by this item is included in Note 10 of Notes to Condensed Consolidated Financial Statements under Part I Item 1, of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2017, which could materially affect our business, financial condition or future results.  Unless they materially change, risk factors in our Annual Report and Quarterly Reports are not repeated but are incorporated by reference herein.  The risks described in our reports are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Joseph Rauschmayer, the Company's Executive Vice President of Manufacturing, a named executive officer, is planning to retire. Mr. Rauschmayer's last day as a Company employee will be December 31, 2017.
The Company's new Senior Vice President of Worldwide Manufacturing, Dr. Wei-Chung Wang, joined the Company in October 2017.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Form	Filing Date	File No.	Filed
Number					Herewith
3.1	Amended & Restated Bylaws of Cypress Semiconductor Corporation	8-K	09/25/2017	001-10079

10.1
Joinder Agreement and Amendment No. 6 to Amended and Restated Credit and Guaranty Agreement, dated as of August 18, 2017, by and among Cypress Semiconductor Corporation, the guarantors party thereto, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent.
		8-K	08/18/2017	001-10079

17.1	Letter from Wilbert van den Hoek, dated July 6, 2017.	8-K	7/10/2017	001-10079

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: October 27, 2017	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Finance and Administration and Chief Financial Officer