Form 10-K
period 2017-12-31
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2018-02-26
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K
__________________________________________
(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
Or

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    x  Yes    ¨  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ¨  Yes    x  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    x  Yes    ¨  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    x  Yes    ¨  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  x    Accelerated filer  ¨    Non-accelerated filer  ¨    Smaller reporting company  ¨
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ¨  Yes    x  No
The market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 2, 2017 as reported on the NASDAQ Global Select Market, was approximately $3.6 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 15, 2018, 354,988,171 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s Annual Meeting of Stockholders to be filed pursuant to Regulation 14A for the year ended December 31, 2017 are incorporated by reference in Items 10 - 14 of Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
The discussion in this Annual Report on Form 10-K contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to: our pursuit of long-term growth initiatives, including various long-term strategic corporate transformational initiatives, collectively referred to as our Cypress 3.0 strategy; expected improvements in margin and our ability to successfully execute on our margin improvement plan; our manufacturing strategy including our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to secure supply to meet customer demand, the anticipated impact of our acquisitions, dispositions and restructuring activities; anticipated growth opportunities in the automotive, consumer and industrial markets; our expectations regarding dividends and stock repurchases; our expectations regarding future technology transfers and other licensing arrangements; our efforts to license and/or monetize our intellectual property portfolio; our expectations regarding the timing and cost of our restructuring liabilities; our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; the competitive advantage we believe we have with our patents as well as our proprietary programmable technologies and programmable products; our plans for our products, pricing, and marketing efforts, including the potential impact on our customer base if we were to raise our prices; our backlog as an indicator of future performance; our ability to pay down our indebtedness and continue to meet the covenants set forth in our debt agreements; the risk associated with our yield investment agreements; our foreign currency exposure and the impact exchange rates could have on our operating margins; the adequacy of our cash and working capital positions; the value and liquidity of our investments, including auction rate securities, other debt investments, and investments in privately-held companies; the impact of U.S. tax reform efforts; our ability to recognize certain unrecognized tax benefits within the next twelve months as well as the resolution of agreements with various foreign tax authorities; our investment strategy; the impact of interest rate fluctuations on our investments; the volatility of our stock price; the impact of actions by stockholder activists; the size and composition of our Board of Directors; the adequacy of our real estate properties; the utility of our non-GAAP reporting; the adequacy of our audits; the potential impact of our indemnification obligations; our plans to remediate the identified material weakness; and the impact of new accounting standards on our financial statements and our ability to recognize revenue. We use words such as "may," "will," “should,” "plan," "anticipate," "believe," "expect," "future," "intend," "estimate," "predict," "potential," "continue," and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. In addition, readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Annual Report on Form 10-K for any number of reasons, including, but not limited to: the state and future of the general economy and its impact on the markets and consumers we serve and our investments; our ability to execute on our Cypress 3.0 strategy and our margin improvement plan; our ability to effectively integrate companies and assets that we acquire; our ability to attract and retain key personnel; our ability to timely deliver our proprietary and programmable technologies and products; the current credit conditions; our ability to retain and expand our customer base, which may be adversely affected if we were to raise our prices; our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; the uncertainty and expense of pending litigation matters; our ability to pay down our indebtedness and continue to meet the covenants set forth in our debt agreements; our ability to manage our investments and interest rate and exchange rate exposure; changes in the law including changes to tax and intellectual property law; the results of our pending tax examinations; our ability to achieve liquidity in our investments; the failure or success of the privately-held companies that we are invested in; our ability to remediate any material weakness; and/or the materialization of one or more of the risks set forth above or under Part I, Item 1A (Risk Factors) in this Annual Report on Form 10-K.

PART I
ITEM 1. Business

General

Cypress manufactures and sells advanced embedded system solutions for automotive, industrial, home automation and appliances, consumer electronics and medical products. Cypress' microcontrollers, analog ICs, wireless and wired connectivity solutions and memories help engineers design differentiated products and help with speed to market. Cypress is committed to providing customers with quality support and engineering resources.

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

Our fiscal 2017 ended on December 31, 2017, fiscal 2016 ended on January 1, 2017, and fiscal 2015 ended on January 3, 2016.

Acquisitions & Divestitures

In March 2015, we completed a merger ("Merger") with Spansion Inc. ("Spansion") for a total consideration of approximately $2.8 billion. Spansion was a leading designer, manufacturer and developer of embedded systems semiconductors with flash memory, microcontrollers, analog and mixed-signal products.

In August 2015, we completed the sale of the TrueTouch® mobile touchscreen business to Parade Technologies ("Parade") for total cash proceeds of $98.6 million. Post-sale, we continued to provide TrueTouch® solutions to our automotive, industrial and home appliance customers.

In July 2016, we completed the acquisition of certain assets primarily related to the Internet of Things ("IoT") wireless business of Broadcom Corporation ("Broadcom") pursuant to an Asset Purchase Agreement with Broadcom dated April 28, 2016, for a total purchase consideration of $550 million.

In March 2017, we completed the sale of our wafer fabrication facility in Minnesota. We recorded a gain of $1.2 million in fiscal 2017 resulting from the change in the estimated costs to sell the assets.

Business Strategy

Our primary focus is profitable growth in our key markets. We plan to capitalize on our product portfolio to extend our penetration of global markets such as the automotive, industrial, communications, consumer, and computation markets. Our revenue model is based on the following product and market strategies: (a) focus on providing customers with complete solutions, including multiple Cypress products where applicable, and supporting software, (b) growing revenue from our programmable solutions and derivatives including PSoC®, Traveo™ and other microcontrollers in the automotive and industrial markets, (c) increasing our connectivity revenue through the introduction of new products such as Wi-Fi, Bluetooth® and, Bluetooth Low Energy, USB-C and USB Power Delivery solutions and SuperSpeed USB 3.0 peripheral controllers and (d) increasing profitability in our memory products by leveraging our market position and expanding our portfolio with new and complementary products primarily targeted at the automotive and industrial markets. We monitor our operating expenses closely to improve our operating leverage as driven by various company-wide initiatives.

During fiscal 2016, we launched various long-term strategic corporate transformation initiatives, collectively being referred to as Cypress 3.0 initiatives. Cypress 3.0 intends to increase our focus on becoming a solution-driven company, increase ease of doing business, redeploy personnel and resources to target markets segments that are expected to grow faster than the industry and streamline our internal processes.

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

Microcontroller and Connectivity Division ("MCD")
MCD focuses on high-performance microcontroller (MCU), analog and wireless and wired connectivity solutions. The portfolio includes Traveo™ automotive MCUs, PSoC® programmable MCUs and general-purpose MCUs with ARM® Cortex®-M4, -M3, -M0+ and R4 CPUs, analog PMIC Power Management ICs, CapSense® capacitive-sensing controllers, TrueTouch® touchscreen, Wi-Fi®, Bluetooth®, Bluetooth Low Energy and ZigBee® solutions and the WICED® development platform, and a broad line of USB controllers, including solutions for the USB-C and USB Power Delivery (PD) standards. MCD includes wireless connectivity solutions acquired from Broadcom effective July 5, 2016. This division also includes our intellectual property (IP) business. The historical results of MCD through July 29, 2016 include the results of Deca Technologies, Inc.

Memory Products Division ("MPD")
MPD focuses on specialized, high-performance parallel and serial NOR flash memories, NAND flash memories, static random access memory (SRAM), F-RAM™ ferroelectric memory devices, non-volatile SRAM (nvSRAM), other specialty memories and timing solutions. This division also includes our subsidiary AgigA Tech Inc.

For additional information on our segments, see Note 21 of the Notes to the Consolidated Financial Statements under Part II, Item 8.

Product Overview

The following table summarizes the markets and certain applications related to our products in the MCD segment:

Products	Markets	Applications
Traveo™ MCUs, Flexible MCUs, PSoC® MCUs, CapSense® capacitive-sensing controllers and Automotive TrueTouch® touchscreen controllers	Automotive, industrial, consumer, computation, white goods, communications
Automotive instrument clusters, body electronics, power management and infotainment systems, factory automation, machine-to-machine systems, building management systems, smart meters, printers, industrial and automotive control applications, digital still and video cameras, smart home appliances, handheld devices and accessories, desktop and notebook PCs and peripherals, medical devices, white goods and many other applications.

Analog PMICs and energy harvesting solutions	Automotive, industrial, consumer	Instrument cluster systems, Advanced Driver Assistance Systems (ADAS), body control modules, factory automation, IoT beacons, wireless sensor nodes and many other applications.
Wi-Fi®, Bluetooth®, Bluetooth Low Energy and ZigBee®	Automotive, industrial, consumer, white goods, PC peripherals
IoT applications, wearables, smart home appliances, industrial automation equipment, connected cars, mice, appliances, keyboards, wireless headsets, consumer electronics, gamepads, remote controls, toys, presenter tools and many other applications.

EZ-PD™ controllers for USB-C with Power Delivery and USB controllers	Industrial, handset, PC and peripherals, consumer electronics, mobile devices, automotive
Printers, cameras, machine vision and other industrial equipment, mice, keyboards, handheld devices, gamepads and joysticks, VoIP phones, headsets, presenter tools, dongles, point of sale devices and bar code scanners, PCs and peripherals smartphones, USB-C power adapters, USB-C adapter cables, monitors, docking stations and many other applications.

The following table summarizes the markets and applications related to our products in the MPD segment:

Products	Markets	Applications

NOR Flash and HyperFlash™	Automotive, industrial, consumer
Automotive advanced driver assistance systems (ADAS), automotive instrument cluster, automotive infotainment systems, security systems, industrial control and automation systems, networking routers and switches and many other applications.

NAND Flash	Automotive, industrial, consumer
Automotive instrument cluster, automotive infotainment systems, set-top boxes, networking equipment, point-of-sale systems, security systems, industrial control and automation systems, smart home appliances and many other applications.

HyperRAM™	Automotive, industrial	Automotive instrument cluster, factory automation, industrial control and automation systems, home automation and appliances, handhelds and many other application.

Asynchronous SRAMs	Automotive, consumer, networking, industrial	Consumer electronics, switches and routers, test equipment, automotive and industrial electronics.

Synchronous SRAMs	Telecommunications, networking	Enterprise routers and switches, wireless base stations, high bandwidth applications and industrial and defense electronics.

nvSRAMs	Networking, industrial	Point of sale terminals, set-top boxes, copiers, industrial automation, printers, single- board computers Redundant array of independent disk (RAID) servers, and gaming.

F-RAMs	Automotive, medical	Smart meters, aerospace, medical systems, automotive, industrial controls, electronic point-of-sale terminals, printers and wireless (RFID) memory.

Specialty Memories and Clocks	Networking, telecommunication, video, data communications, computation
Medical and instrumentation, storage, wireless infrastructure, military communications, Video, data communications, telecommunications, and network switching/routing, set-top boxes, copiers, printers, HDTV, Industrial automation, printers, single-board computers, IP phones, image processors and base stations.

Manufacturing

Our "flexible manufacturing" strategy combines capacity from external foundries with output from our internal manufacturing facilities which allows us to meet swings in customer demand while limiting capital expenditure requirements and lessening the burden of high fixed costs, a capability that is important with our rapidly evolving product portfolio.

As of the end of fiscal year 2017, we owned a wafer fabrication facility in Austin, Texas. External wafer foundries, mainly in Asia, manufactured approximately 63% of our wafers. We expect that purchase of wafers as a percentage of our total wafer consumption from our wafer foundry partners will increase in 2018.

We conduct assembly and test operations at our back-end manufacturing facilities in Cavite, Philippines and Bangkok, Thailand, manufacturing volume products and packages, which contribute to better leverage of manufacturing cost. These facilities account for approximately 28% of the total assembly output and 38% of the total test output. Various subcontractors in Asia perform the balance of the assembly and test operations.

We have manufacturing services agreements primarily with the following partners:

•	Advanced Semiconductor Engineering, Inc. (“ASE”) - Agreements for assembly and test services;

•	Deca Technologies Inc. - Agreement for manufacturing services.

•	Fujitsu Semiconductor Limited - Agreements for the supply of product wafer foundry services, sort services and assembly and test services;

•	HuaHong Grace Semiconductor Manufacturing Corporation ("Grace") - Agreement for foundry services;

•	Semiconductor Manufacturing International Corporation ("SMIC") - Agreements for foundry services;

•	SK Hynix Inc. (“SK Hynix”). - Agreements for development and supply of certain products;

•	Skywater Technologies Inc. - Agreement for foundry services;

•	Taiwan Semiconductor Manufacture Company ("TSMC") - Agreement for foundry services;

•	United Microelectronics Corporation ("UMC") - Agreement for foundry services;

•	United Test and Assembly Center Ltd - Agreement for assembly and test services; and

•	Wuhan Xinxin Semiconductor Manufacturing Corporation ("XMC") - Agreement for foundry services;

Research and Development

Our research and development ("R&D") efforts are focused on the development and design of new semiconductor products, design methodologies, as well as the continued development of advanced software platforms. Our R&D organization works with our manufacturing facilities, suppliers and customers to improve our semiconductor designs and lower our manufacturing costs. During fiscal 2017, 2016 and 2015, R&D expenses totaled $357.0 million, $331.2 million and $274.8 million, respectively.

Our R&D groups conduct ongoing efforts to reduce design cycle time and increase first pass yield through structured re-use of intellectual property blocks from a controlled intellectual property library, development of computer-aided design tools and improved design business processes. Design and related software development work primarily occurs at design centers located in the United States, Ireland, Germany, Israel, India, Japan and China.

Sales and Marketing

We sell our semiconductor products through several channels: distributors; manufacturing representative firms; and sales by our sales force directly to original equipment manufacturers and their suppliers.

Our marketing activities target customers, reference design houses and our potential partners; and include a combination of direct marketing activities, such as trade shows, events and sponsored activities. We augment our sales effort with field application engineers, specialists in our products, technologies and services who work with customers to design our products into their systems. Field application engineers also help us identify emerging markets and new products.

Outstanding accounts receivable from Fujitsu Electronics Inc., one of our distributors accounted for 28% of our consolidated accounts receivable as of December 31, 2017 and 24%, of our consolidated accounts receivable as of January 1, 2017.

Revenue generated through Fujitsu Electronics Inc. and Arrow Electronics, two of our distributors, accounted for 20% and 13%, respectively, of our consolidated revenues for fiscal 2017. Revenue generated through Fujitsu Electronics Inc., one of our distributors, accounted for 23% of our consolidated revenues for fiscal 2016 and 25% of our consolidated revenues for fiscal 2015. Avnet, Inc., one of our distributors, accounted for 10% of our consolidated revenues for fiscal 2015. No other distributors or customers accounts for 10% or more of our revenue.

Backlog

Our sales typically rely upon standard purchase orders for delivery of products with relatively short delivery lead times. Customer relationships are generally not subject to long-term contracts. Although we have entered into long-term supply agreements with certain customers, products to be delivered and the related delivery schedule under these long-term contracts are frequently revised. Accordingly, we believe that our backlog is not a meaningful indicator of future revenues.

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
•diversity of our products and timeliness of new product introductions;
•cost effectiveness of our design, development, manufacturing and marketing efforts;
•quality of our customer service, relationships and reputation;

•	overall success with which our customers market and sell their products and solutions that incorporate our products; and
•number and nature of our competitors and general economic conditions.

We face competition from domestic and foreign semiconductor manufacturers, many of which have advanced technological capabilities and have increased their participation in the markets in which we operate. We compete with a large number of companies primarily in the automotive, industrial, communications, consumer, computation, data communications and mobile markets. Companies that compete directly with our businesses include, but are not limited to, Adesto, Everspin Technologies, Fujitsu, GigaDevice Semiconductor, GSI Technology, Hynix, Integrated Device Technology, Integrated Silicon Solution, Lattice Semiconductor, Macronix, Marvell, MediaTek, Microchip Technology, Micron Technology, Nordic Semiconductor, NXP Semiconductors NV, Qualcomm, Realtek, Renesas, Richtek, Semtech, Silicon Laboratories, ST Microelectronics, Texas Instruments, Toshiba, VIA Labs, and Winbond.

Environmental Regulations

We use, generate and discharge hazardous chemicals and waste in our research and development and manufacturing activities. United States federal, state and local regulations, in addition to those of other foreign countries in which we operate, impose various environmental rules and obligations, which are becoming increasingly stringent over time, intended to protect the environment and in particular to regulate the management and disposal of hazardous substances. We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances that apply to specified electronic products put on the market in the European Union (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the “RoHS Directive”) and similar legislation in China and California. We are committed to the continual improvement of our environmental systems and controls. However, we cannot provide assurance that we have been, or will at all times be, in complete compliance with all environmental laws and regulations. Other laws impose liability on owners and operators of real property for any contamination of the property even if they did not cause or know of the contamination. While to date we have not experienced any material adverse impact on our business from environmental regulations, we cannot provide assurance that environmental regulations will not impose expensive obligations on us in the future, or otherwise result in the incurrence of liabilities such as the following:
•a requirement to increase capital or other costs to comply with such regulations or to restrict discharges;
•liabilities to our employees and/or third parties; and
•business interruptions as a consequence of permit suspensions or revocations, or as a consequence of the granting of injunctions requested by governmental agencies or private parties.

Intellectual Property

We have an active program to obtain patent and other intellectual property protection for our proprietary technologies, products and other inventions that are aligned with our strategic initiatives. We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position in the domestic and international markets we serve. As of the end of fiscal 2017, we had approximately 3,600 issued patents and approximately 700 additional patent applications on file domestically and internationally. In addition, in fiscal 2018 we are preparing to file up to 40 new patent applications in the United States and up to approximately 50 foreign application predominantly in Europe and Asia. The average remaining life of our domestic patent portfolio is approximately 8.5 years.

In addition to factors such as innovation, technological expertise and experienced personnel, we believe that patents are increasingly important to remain competitive in our industry, defend our position in existing markets and to facilitate the entry of our proprietary products into new markets. As our technologies are deployed in new applications and we face new competitors, we will likely subject ourselves to new potential infringement claims and discover third-party infringement of our intellectual property. Patent litigation, if and when instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. We are committed to vigorously defending and protecting our investment in our intellectual property. Therefore, the strength of our intellectual property program, including the breadth and depth of our portfolio, will be critical to our success in the new markets we intend to pursue.

We perform an analysis of our intellectual property portfolio on an on-going basis to ensure we are deriving the full value of our assets. Accordingly, we continue to evaluate certain unaligned patents as well as other monetization models for our patent portfolio. In August 2016, we entered into a series of agreements to divest a large number of older, legacy patents that were not relevant to our current business. Divestiture of these patents will reduce our operating expenses (associated with our patent portfolio) and may lead to future contingent revenue.

Employees

As of December 31, 2017, we had 6,099 employees. Geographically, 1,946 employees were located in the United States, 1,025 employees were located in Thailand, 910 employees were located in Philippines, 567 employees were located in India, 532 employees were located in Japan, 447 employees were located in Greater China, 244 employees were located in Europe, and 428 employees were located in other countries. Of the total employees, 3,405 employees were associated with manufacturing, 1,537 employees were associated with research and development, and 1,157 employees were associated with selling, general and administrative functions.

Executive Officers of the Registrant as of December 31, 2017

Certain information regarding each of our executive officers is set forth below:

Name	Age	Position
Hassane El-Khoury	38	President, Chief Executive Officer and Director
Thad Trent	50	Executive Vice President, Finance and Administration, Chief Financial Officer
Sudhir Gopalswamy	48	Executive Vice President, Microcontroller and Connectivity Division
Sam Geha	52	Executive Vice President, Memory Products Division
Pamela Tondreau	58	Executive Vice President, Chief Legal and Human Resource Officer, Corporate Secretary

Hassane El-Khoury was named President, Chief Executive Officer and Director at the Company in August 2016. Mr. El-Khoury served as Executive Vice President, Programmable Systems Division, which is now part of the Microcontroller & Connectivity Division (MCD), from 2012 until his appointment as President and Chief Executive Officer. From 2010 to 2012, Mr. El-Khoury served as Senior Director of the Company’s Automotive Business Unit. Prior to joining the Company, from 1999 to 2007, Mr. El-Khoury served as Senior Design Engineer at Continental Automotive Designs, a German automotive manufacturing company specializing in tires, brake systems, interior electronics, automotive safety, powertrain and chassis components, tachographs, and other parts for the automotive and transportation industry. Mr. El-Khoury holds a Bachelor of Science degree in Electrical Engineering from Lawrence Technological University and a Master of Sciences degree in Engineering Management from Oakland University.

Thad Trent has been the Chief Financial Officer and Executive Vice President of Finance & Administration at the Company since June 2014. Mr. Trent joined Cypress in 2005 and had been Vice President of Finance since 2010. Prior to serving as the Chief Financial Officer at the Company, he led the strategic planning functions for the Company’s business units and worldwide operations and he managed the financial reporting, accounting, and planning and analysis functions for the Company. Before joining the Company, Mr. Trent , held finance leadership roles at publicly traded companies Wind River Systems and Wyle Electronics, as well as two technology startups. He also serves as a director on AgigA Tech, Inc., a Company subsidiary, and Deca Technologies, Inc., a majority-owned Company subsidiary. Mr. Trent earned his Bachelor of Science in Business Administration and Finance at San Diego State University.

Sudhir Gopalswamy was named Executive Vice President of the Microcontroller and Connectivity Division (MCD) at the Company in February 2018, having previously been named as the Senior Vice President of MCD in September 2016, for which he is responsible for all aspects of the MCD business. Mr. Gopalswamy joined the Company in 2008 and has managed a variety of business units, including the Timing Solutions Business Unit, the Synchronous SRAM Business Unit and most recently the MCU Business Unit, where he also served as a Senior Vice President. Prior to joining the Company, Mr. Gopalswamy worked at Conexant, where he was responsible for the cable set-top box product line. Before Conexant, he spent nine years at Intel Corporation, during which he held management and leadership roles of increasing responsibility, spanning the computing, communications/networking and consumer electronics segments. Mr. Gopalswamy holds a BSEE in Electrical Engineering from Purdue University and an MBA from Duke University.

Sam Geha, Ph.D., was named Executive Vice President of the Memory Product Division at the Company in February 2018, having previously been named as the Senior Vice President of the Memory Product Division in September 2016. Previously, he was named as the Senior Vice President of the Intellectual Property (IP) Business Unit in June 2015, having managed the IP Business Unit since June 2013, where he oversaw licensing of the Company’s various embedded nonvolatile memory technologies (SONOS and eCT) to foundries, including UMC, HLMC and HH-Grace, as well as licensing the Company’s 3D NAND technology to XMC. Prior to that, he was the Vice President of the Technology R&D organization since May 2007. He also serves as a board member of Enovix, a Silicon-based Lithium Ion battery start-up. Mr. Geha joined the Company in 1995 and has served as the senior director of technology development for SONOS and the director of technology development for MRAM and SRAM technologies. Prior to joining the Company, he worked in various technology development functions at Motorola and National Semiconductor. Mr. Geha holds a bachelor of science degree in electrical engineering (BSEE), a master of science in electrical engineering (MSEE) and a philosophical doctorate in electrical engineering (Ph.D.) from the University of Arizona.

Pamela L. Tondreau was named Executive Vice President, Chief Legal and Human Resources Officer, and Corporate Secretary at the Company in February 2018, having previously been named as the Chief Legal and Human Resources Officer in November 2017. Ms. Tondreau has continued to serve as the Corporate Secretary, having previously been named as the Chief Legal Officer and Corporate Secretary in September 2016. She joined the Company in 2014, and began serving as the Senior Vice President, General Counsel and Corporate Secretary in January 2015. Prior to joining the Company, Ms. Tondreau spent 13 years at Hewlett-Packard Company (now HP Inc.) in various roles, including Chief Intellectual Property Counsel and Deputy General Counsel to the Chief Technology Officer, HP Labs, HP Networking, IP Licensing, Strategic Initiatives and Global Alliances. In addition, she supported the Chief Marketing Officer, the Chief Information Officer and the Executive Vice President of Personal Systems, as well as serving as Corporate Secretary to the Technology Committee of Hewlett-Packard’s board of directors. Prior to her time at Hewlett-Packard, Ms. Tondreau was an associate at the law firm of Thelen, Marrin, Johnson & Bridges (now Thelen LLP), serving as both a litigation and corporate attorney. Ms. Tondreau holds a bachelor’s degree from U.C. Berkeley and a J.D. from McGeorge School of Law.

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

The trading price of our common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, including, but not limited to:

•	Revenue fluctuations due to unexpected shifts in customer demand;

•	Announcements about our earnings or the earnings of our competitors that are not in line with analyst expectations;

•	Our ability to execute on our long term strategic corporate transformation initiatives, collectively known as our Cypress 3.0 initiatives, and our gross margin improvement plan;

•	Credit conditions and our ability to refinance our existing debt at commercially reasonable terms, which may limit the Company’s working capital;

•	Quarterly variations in our results of operations or those of our competitors;

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, design wins, commercial relationships or capital commitments;

•	The perceptions of general market conditions in the semiconductor industry (including recent trends toward consolidation in the semiconductor industry) and global market conditions;

•	Our ability to develop and market new and enhanced products on a timely basis;

•	Any major change in our board or senior management;

•	Changes in governmental regulations or in the status of our regulatory compliance that impact our business;

•	Recommendations by securities analysts or changes in earnings estimates concerning us or our customers or competitors;

•	The volume of short sales, hedging and other derivative transactions on shares of our common stock;

•	Economic conditions and growth expectations in the markets we serve;

•	Changes in our policy regarding dividends or our ability to declare a dividend;

•	Changes in our policy regarding stock repurchases or our ability to repurchase shares of our common stock;

•	Supply disruption or price increases from third-party manufacturing partners;

•	Our ability to generate sufficient cash flow to repay debt and

•	Litigation, including any disputes or legal proceedings associated with activist investors.

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

As of December 31, 2017, our outstanding debt, net of cost, primarily included:

•	$90.0 million related to our Senior Secured Revolving Credit Facility

•	$495.4 million Term Loan B

•	$131.4 million of our 2% 2023 Exchangeable Notes

•	$246.6 million of our 4.5% 2022 Senior Exchangeable Notes and

•	$20.4 million of our 2% 2020 Spansion Exchangeable Notes

See Note 14 of the Notes to the Consolidated Financial Statements for more information regarding our debt obligations.

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

Our ability to compete successfully in the rapidly evolving semiconductor industry depends on many factors, including:

•	our ability to successfully execute on our long term strategic corporate transformation initiatives, collectively known as our Cypress 3.0 initiatives;

•	our success in developing and marketing new products, software platforms and manufacturing technologies and bringing them to market on a timely basis;

•	the quality and price of our products, and our ability to meet the specification requirements of our customers;

•	the willingness of our customer base to absorb any increase in the price that we sell our products;

•	the pace at which customers incorporate our products into their systems, as is sometimes evidenced by design wins;

•	the diversity of our product lines;

•	the cost effectiveness of our design, development, manufacturing, support and marketing efforts, especially as compared to our competitors;

•	our success in developing and introducing firmware in a timely manner;

•	our customer service and customer satisfaction;

•	our ability to successfully execute our flexible manufacturing strategy;

•	the number, strength and nature of our competitors, the markets they target and the rate and success of their technological advances;

•	the success of certain of our development activity including our investments in internal and external development stage startups;

•	our ability to get competitive terms with our vendors, manufacturing partners and suppliers;

•	general economic conditions;

•	the cyclical nature of the semiconductor industry;

•	our ability to maintain supply of products from third party manufacturers; and

•	our access to and the availability of working capital.

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

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. Demand for our products depends in large part on the continued growth of various electronics industries that use our products, including, but not limited to:

•	automotive applications including advanced driver assistance systems (ADAS), instrument clusters, infotainment systems, body electronics, connectivity, HVAC controls, event data recorders;

•	industrial systems including factory automation equipment, smart electric meters, aerospace, industrial controls, point-of-sale terminals and test equipment;

•	Wireless products including smart home applications, health and fitness, audio, automotive, medical device and industrial devices;

•	consumer electronics including wearable electronics, smartphones and other mobile devices, gaming consoles, game-pads, remote controls, toys, presenter tools, TVs, set-top boxes and fitness equipment;

•	wireless telecommunications equipment;

•	computers and computer-related peripherals;

•	medical equipment; and

•	networking equipment.

Any downturn, shift in product launch schedule or reduction in the growth of these industries could seriously harm our business, financial condition and results of operations. Further, pricing in the semiconductor industry is subject to significant volatility. As an example, pricing of memory products during fiscal 2017 was significantly impacted by industry conditions. We may be unable to anticipate or manage price volatility which may adversely impact our margins, market share, financial condition and results of our operations.

We order materials and build our products based primarily on our internal forecasts, customer and distributor forecasts and secondarily on existing orders, which may be canceled under many circumstances. Because our markets can be volatile, based on consumer demand and subject to rapid technological changes, our forecasts may be inaccurate, causing us to make too many or too few of certain products.

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

Like many semiconductor companies, which operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products, our future success depends on our ability to develop and introduce new products that customers choose to buy. Our new products, for example PSoC® products, our wireless connectivity products, USB-C, and Traveo™ microcontroller products, are an important strategic focus for us and therefore, they tend to consume a significant amount of our resources. The new products the market requires tend to be increasingly complex, incorporating more functions including software and security and operating at faster speeds than old products.

Increasing complexity generally requires additional features on a smaller chip. This makes manufacturing new generations of products substantially more difficult, more costly and more time consuming than prior generations.

Despite the significant amount of resources, we commit to new products, there can be no guarantee that such products will perform as expected or at all, be introduced on time to meet customer schedules or gain market acceptance. If we fail to introduce new product designs or technologies in a timely manner, or are unable to manufacture products according to these design requirements, or if our customers do not successfully introduce new systems or products incorporating our products or if market demand for our new products does not materialize as anticipated, our business, financial condition and results of operations could be materially harmed.

The complex nature of our manufacturing activities, our broad product portfolio, and our increasing reliance on third-party manufacturers makes us highly susceptible to manufacturing problems and these problems can have a substantial negative impact on us if they occur.

Manufacturing semiconductors is a highly complex and precise process, requiring production in tightly controlled, clean-room environments. Even very small impurities in our manufacturing materials, defects in the masks used to print circuits on a wafer or other problems in the wafer fabrication process can cause a substantial percentage of products to be rejected and be non-functional. We and, similarly, our third-party foundry partners, may experience problems in achieving an acceptable success rate in the manufacture of wafers and the likelihood of facing such difficulties is higher in connection with the transition to new manufacturing methods. The interruption of wafer fabrication, a reduction in available wafer supply, the failure to achieve acceptable manufacturing yields, or the inability to achieve acceptable levels of quality and security in our products as expected by our customers, including our customers in the automotive industry, at any of our facilities, or the facilities of our third-party foundry partners, would seriously harm our business, financial condition and results of operations. This risk may be exacerbated by our recent divestiture and future divestitures of any of our manufacturing facilities, as we would be increasing our reliance on third-party partners in that situation.

In March 2017, we completed the sale of our semiconductor wafer fabrication facility in Bloomington, Minnesota.
The purchaser intends to operate the fabrication facility as a stand-alone business that will manufacture wafers for Cypress and for other semiconductor manufacturers. Although this transaction allows us to reduce our manufacturing footprint, it will increase our reliance on third-party suppliers. Accordingly, if the new owner of our Bloomington fabrication facility is unable to effectively operate the facility, faces financial difficulty, or is otherwise unable to meet our product demands, our supply of components may be adversely affected. Such events could lead to difficulties in delivering products to our customers on time and have a negative impact on our revenue and financial results.

We may also experience manufacturing problems in our assembly and test operations (or the assembly and test operations of third-party partners) and in the introduction of new packaging materials.

We are dependent on third parties to manufacture products, distribute products, generate a significant portion of our product sales, fulfill our customer orders and transport our products. Problems in the performance or availability of these companies could seriously harm our financial performance.

We rely significantly on independent contractors to manufacture, which includes assembly of, our products. In addition, in March 2017, we divested our manufacturing facility located in Minnesota, which reduces our internal manufacturing capacity.

If market demand for our products exceeds our internal manufacturing capacity and available capacity from our foundry partners, we may seek additional foundry manufacturing arrangements.

A shortage in foundry manufacturing capacity, which is more likely to occur at times of increasing demand, could hinder our ability to meet demand for our products and therefore adversely affect our operating results. Suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to interruption of supply which could materially harm our results of operations. In addition, greater demand for wafers produced by any such foundries without an offsetting increase in foundry capacity raises the likelihood of potential wafer price increases. Our operations would be disrupted if any of our foundry partners terminates its relationship with us or experiences financial difficulty and we are unable to arrange a satisfactory alternative to fulfill customer orders on a timely basis and in a cost-effective manner. There are also only a few foundry vendors that have the capabilities to manufacture our most advanced products. If we engage alternative sources of supply, we may encounter start-up difficulties, yield issues or incur additional costs. Shipments could be delayed significantly while these sources are qualified for volume production.

While many of our products are assembled, packaged and tested at our manufacturing facilities located in the Philippines and Thailand, we rely on independent subcontractors to assemble, package and test the balance of our products. We cannot be certain that these subcontractors will continue to assemble, package and test products for us on acceptable economic and quality terms or at all and it might be difficult for us to find alternatives if they do not do so.

Our foundry partners and assembly and test subcontractors have operations in locations that may suffer the impact of certain natural disasters and political risk, which could impact their ability to provide us with our products. We monitor these events closely, but if one of our third-party manufacturing partners were to suffer significant damage to its operations as a result of a natural disaster or other catastrophic events, our ability to timely meet consumer demand would suffer which would materially harm our results of operations.

Our channel partners include distributors and resellers. We continue to expand and change our relationships with our distributors. Worldwide sales through our distributors accounted for approximately 73% of our net sales in fiscal year 2017. We rely on many distributors to assist us in creating customer demand, providing technical support and other value-added services to our customers, filling customer orders and stocking our products. We face ongoing business risks due to our reliance on our channel partners to create and maintain customer relationships where we have a limited or no direct relationship. Should our relationships with our channel partners or their effectiveness decline, we face the risk of declining demand which could affect our revenue and results of operations. Our contracts with our distributors may be terminated by either party upon notice. The termination of a significant distributor or a reseller could (a) impact our revenue and limit our access to certain end-customers, (b) result in the return of a material amount of inventory held by the distributor or reseller that we may not be able to resell or have to resell at a loss, and (c) jeopardize our ability to collect accounts receivable originating through that distributor or reseller. In addition, our distributors are located all over the world and are of various sizes and financial strength. Any disruptions to our distributors’ operations such as lower sales, lower earnings, debt downgrades, the inability to access capital markets and/or higher interest rates could have an adverse impact on our business.

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

We may not be able to consume minimum commitments under our “take or pay” agreements, which may have a material adverse impact on our earnings.

We have entered into agreements with certain vendors that include "take or pay" terms. Take or pay terms obligate us to purchase a minimum required amount of services or make specified payments in lieu of such purchase. We may not be able to consume minimum commitments under these take or pay terms, requiring payments to vendors, which may have a material adverse impact on our earnings.

Failures in our products or in the products of our customers including those resulting from security vulnerabilities, defects or errors, could harm our business.

The use of devices containing our products to access untrusted content create a risk of exposing the products into viral or malicious risks. While we continue to focus on this issue and are taking measures to safeguard our products from cybersecurity threats, device capabilities continue to evolve, enabling more data and processes, such as computing, and increasing the risk of security failures. Further, our products are inherently complex and may contain defects or errors that are detected only when the products are in use. The design process interface in new domains of technology and the migration to integrated circuit technologies with smaller geometric feature sizes are complex and add risk to manufacturing yields and reliability. Further, manufacturing, testing, marketing and use of our products and those of our customers entail the risk of product liability. Because our products and services are responsible for critical functions in our customers’ products, security failures, defects or errors in our products or services could have an adverse impact on us, on our customers and/or on the end users of our customers’ products. Such adverse impact could include product liability claims or recalls, write-offs of our inventories, property, plant and equipment and/or intangible assets; unfavorable purchase commitments; a shift of business to our competitors; a decrease in demand for our products; damage to our reputation and to our customer relationships; and other financial liability or harm to our business. Further, security failures, defects or errors in the products of our customers could have an adverse impact on our results of operations and/or cash flows due to a delay or decrease in demand for our products generally.

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

Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive than originally anticipated. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions have adversely affected us in the past, and in the future, could adversely affect our financial results, stock price and reputation.

We are in the process of implementing our worldwide business application suite, and difficulties, distraction or disruption may interrupt our normal operations and adversely affect our business and operating results.

During fiscal year 2017, we devoted significant resources to the upgrade of our worldwide business application suite from Oracle's version 11i to Oracle's version R12. We plan to go live with the upgrade in Q1 fiscal 2018. As a result of our transition to the new business application suite, we may experience difficulties with our systems, lack of visibility into our business operations and results, and significant business disruptions. Difficulties with our systems may interrupt our normal operations, including our enterprise resource planning, forecasting, demand planning supply planning, inter-company processes, internal financial controls, pricing, and our ability to provide quotes, process orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, and otherwise run and track our business. Any difficulty or disruption may adversely affect our business and operating results.

Changes in U.S. and international tax legislation and tax policy could materially impact our business.

A majority of our revenue is generated from customers located outside the U.S. and a substantial portion of our assets, including employees, are located outside the U.S. In the past, tax administrations globally have considered initiatives which could substantially eliminate utilization or reduce our ability to claim net operating losses and foreign tax credits, and eliminate various tax deductions. If any of these proposals are constituted into law, they could have a negative impact on our financial position and results of operations.

We are subject to income tax, and from time to time, examinations by the U.S. Internal Revenue Service, U.S. local tax administrations, and similar proceedings in foreign jurisdictions in which we do business. As a result, we may incur additional costs and expenses, and owe additional taxes, interest and penalties which will negatively impact our operating results and cash flows. The results of these U.S. and certain foreign jurisdiction examinations may also decrease our current estimate of unrecognized tax benefits.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. recently enacted significant tax reform. We are still evaluating the impact, but certain provisions such as the base erosion anti-abuse tax provision of the new law may adversely affect us. The Organization for Economic Co-operation and Development, or OECD, also recently released guidance covering various topics, including country-by-country reporting, definitional changes to permanent establishment and Base Erosion and Profit Shifting, or BEPS, an initiative that aims to standardize and modernize global tax policy. Depending on the final guidance, if any, there may be significant consequences for the Company due to the large scale of our international business activities.

If the tax incentive or tax holiday arrangements we have negotiated in Malaysia, the Philippines and Thailand change or cease to be in effect or applicable, in part or in whole, for any reason, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income taxes we have to pay could significantly increase.

We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to the Company in various jurisdictions to encourage investment or employment. Each tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. The tax incentives are presently scheduled to expire at various dates generally beginning in 2018, subject in certain cases to potential extensions, which we may or may not be able to obtain. Absent these tax incentives, the corporate income tax rate in these jurisdictions that would otherwise apply to us would be between 20% and 30%. The tax incentives that we have negotiated are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and we could be required to refund previously realized material tax benefits. Depending on the incentive at issue, we could also be required to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect or if these tax incentives are substantially modified or rescinded we could suffer material adverse tax and other financial consequences, which could adversely affect our cash flows.

We have identified a material weakness in our internal control over financial reporting that, if not remediated, could adversely affect investor confidence and our business, results of operations and stock price.

As disclosed in Item 9A of this report, we identified a material weakness in our internal control over financial reporting as of December 31, 2017 related to management’s controls over accounting for stock-based compensation, especially the controls over the accounting for our employee stock purchase plan (ESPP). A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017. We are actively engaged in implementing a remediation plan designed to address this material weakness. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. If our remediation measures are insufficient to address this material weakness, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, which could require us to restate our consolidated financial statements. Any restatement of our consolidated financial statements could negatively impact investor confidence and could lead to litigation against us, which could be time-consuming, costly or divert significant operational resources, any of which could adversely affect our business, results of our operations and stock price.

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

From time to time, we have implemented restructuring plans to reduce our operating costs and/or shift our expenditures to different areas of our business. However, if we have not sufficiently reduced operating expenses or if revenues are below our expectations, we may be required to engage in additional restructuring activities, which could result in additional restructuring charges. These restructuring charges could harm our results of operations. Further, our restructuring plans could result in potential adverse effects on employee capabilities, on our ability to achieve design wins, and our ability to maintain and enhance our customer base. Such events could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products. In addition, we may be unsuccessful in our efforts to realign our organizational structure and shift our investments and focus to our high-growth businesses.

Our financial results could be adversely impacted if privately-held companies (that we have invested in) fail to develop and successfully bring to market new and proprietary products.

We have made a financial commitment to certain investments in privately-held companies. Despite the significant amount of resources, we commit to these companies, there can be no guarantee that such businesses will perform as expected or at all, launch new products and solutions as expected or gain market acceptance. If these privately-held companies fail to introduce new products and solutions or successfully develop new technologies, or if customers do not successfully introduce new systems or products incorporating the products or solutions offered by these businesses or if market demand for the products or solutions offered by these businesses do not materialize as anticipated or if these privately-held companies are not able to raise capital to fund their operations, our business, financial condition and results of operations could be materially harmed as a result of impairment of the carrying value of our investments in such privately-held companies.

During the fourth quarter of fiscal 2017, we incurred an other-than-temporary impairment charge for our investment in Enovix Corporation.

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

In 2016, we incurred a material impairment charge with respect to our goodwill, and we may in the future incur impairments in the value of our goodwill, intangibles and property, plant and equipment.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We test goodwill for impairment annually, and more frequently when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2016, we conducted impairment testing on the goodwill in our legacy Programmable Solutions Division ("PSD") and recorded an impairment charge of $488.5 million. In addition, our other long-lived assets which include intangibles and property, plant and equipment are evaluated for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable. Either of these situations may occur for various reasons, including changes in actual or expected income or cash flow. During the fourth quarter of fiscal 2016 we have reorganized our reportable segments as a result of which goodwill was reallocated to new segments. We continue to evaluate current conditions to assess whether any impairment exists. Additional impairments could occur in the future if any of the following occur: market or interest rate environments deteriorate, significant adverse changes in business climate, unanticipated competition, loss of key customers, changes in technology, expected future cash flows of our reporting units decline, or reporting unit carrying values change materially compared with changes in respective fair values.

We compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel would harm us.

To a greater degree than most non-technology companies, we depend on the efforts and abilities of certain key members of management and technical personnel to execute on the strategic initiatives of our business. Our future success depends, in part, upon our ability to retain such personnel and to attract and retain other highly qualified personnel, particularly product and process engineers. We compete for these individuals with certain of our competitors, other companies, academic institutions, government entities and other organizations. Competition for such personnel, particularly in the Silicon Valley, is intense and we may not be successful in hiring or retaining new or existing qualified personnel. Furthermore, changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations can also impair our ability to attract and retain qualified personnel. Equity awards are critical to our ability to hire and retain such key personnel, and any reduction in the price of our common stock (and accordingly the value of such equity awards) may reduce the willingness of key personnel to remain employed by the Company. In addition, we may also need to significantly increase our cash-based compensation to retain such personnel.

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

There can be no assurance we will continue to declare dividends.

Our Board of Directors previously adopted a policy pursuant to which the Company would pay quarterly cash dividends on our common stock. The declaration and payment of any dividend or distribution is subject to the approval of our Board and our dividend may be discontinued or reduced at any time. There can be no assurance that we will declare dividends or distributions in the future in any particular amounts, or at all. Future dividends or distributions, if any, and their timing and amount, may be affected by, among other factors, management’s views on potential future capital requirements for strategic transactions, including acquisitions; earnings levels; contractual restrictions; our cash position and overall financial condition; debt related payments and commitments, including restrictive covenants which may limit our ability to pay a dividend or distribution; changes in tax or corporate laws; our ability to repatriate cash into the United States; stock repurchase programs; the need to invest in research and development or other parts of our business operations; and changes to our business model. Accordingly, our dividend or other distribution payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends or other distributions in any particular amounts or at all. A reduction in our dividend payments or a change in the tax treatment of future dividends could have a negative effect on our stock price.

We may have fluctuations in the amount and frequency of our stock repurchases and there can be no assurance that we will continue to repurchase shares of our stock.

In October 2015, our Board of Directors approved a new share repurchase plan pursuant to which we are authorized to repurchase our common stock in an aggregate amount not to exceed $450 million. Although our Board of Directors has approved a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or number of shares. In addition, there can be no assurance that we will continue to repurchase shares of our stock in any particular amounts, or at all. The stock repurchase plan could affect the price of our stock and increase volatility and may be suspended or terminated at any time without prior notice and in compliance with legal and regulatory requirements, which may result in a decrease in the trading price of our common stock. Through the end the 2016 fiscal year, we repurchased a total of 29.5 million shares for a total cost of $239.2 million under the October 2015 stock repurchase plan. A substantial majority of these purchases were made prior to the start of our second quarter of 2016. In fiscal 2017, we did not repurchase any shares in open market under the stock repurchase plan.

Any guidance that we may provide about our business or expected future results may differ significantly from actual results.

From time to time we have shared our views in press releases or SEC filings, on public conference calls and in other contexts about current business conditions and our expectations as to our future results of operations. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process, especially in uncertain economic times. Given the complexity and volatility of our business, our analysis and forecasts have in the past and will likely in the future, prove to be incorrect. We offer no assurance that such predictions or analysis will ultimately be accurate, and investors should treat any such predictions or analysis with appropriate caution. Any analysis or forecast that we make which ultimately proves to be inaccurate may adversely affect our stock price.

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

We may be unable to adequately protect our intellectual property rights.

The protection of our intellectual property rights, is essential to keeping others from copying the innovations that are critical to our existing and future products. It may be possible for an unauthorized third party to reverse-engineer or decompile our software products. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be respected by third parties. Furthermore, our flexible fab initiative requires us to enter into technology transfer agreements with external partners, providing third party access to our intellectual property and resulting in additional risk. In some cases, these technology transfer and/or license agreements are with foreign companies and subject our intellectual property to regulation in foreign countries which may afford less protection and/or result in increased costs to enforce such agreements or intellectual property rights. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. Consequently, we may become involved in litigation, in the United States or abroad, to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others or to defend against claims of invalidity. We may also from time to time be involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights.

Moreover, a key element of our strategy is to enter new markets with our products. If we are successful in entering these new markets, we will likely be subject to additional risks of potential infringement claims against us as our technologies are deployed in new applications and face new competitors. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights, particularly in certain international markets, making misappropriation of our intellectual property more likely. Patent litigation, if necessary or when instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. In addition, in August 2016, we entered into a series of agreements to divest a large number of older, legacy patents. The divestiture of these patents may limit our ability to make certain legal claims, and to be successful, in future patent litigation.

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

Other companies or entities also have commenced, and may again commence, actions seeking to establish the invalidity of our patents. While we intend to defend these actions vigorously, there is no guarantee of success, and such effort takes significant financial and time resources from the Company. In the event that one or more of our patents are challenged, a court or the United States Patent and Trademark Office (USPTO) may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If our patents are invalidated, or if the scope of the claims in any of these patents is limited by a court or USPTO decision, we could be prevented from pursuing certain litigation matters or licensing the invalidated or limited portion of such patents. Such adverse decisions could negatively impact our future, expected revenue.

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

We are a publicly traded company and our stockholders can change on a daily basis. These changes are beyond our control. The U.S. Internal Revenue Code (Section 382) restricts a company’s ability to benefit from net operating losses if a “Section 382 Ownership Change” occurs. An ownership change for purposes of U.S. tax law Section 382 may result from ownership changes that increase the aggregate ownership of “5-percent stockholders,” by more than 50 percentage points over a testing period, generally three years (“Section 382 Ownership Change”). We experienced a Section 382 Ownership Change upon the merge with Spansion. The resulting limitations accompanying the ownership change are reflected in our deferred tax assets with no permanent limitation in our ability to utilize our tax attributes.

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
•labor issues, including collective bargaining agreements;
•the impact of natural disasters on local infrastructures and economies;
•changes in local economic conditions;
•import and export controls;
•potential shortage of power supply;

•	potential violations by our international employees or third party agents of international or U.S. laws relevant to foreign operations (such as FCPA); and

•changes in tax laws, tariffs and freight rates.

To the extent any such risks materialize, our business, financial condition or results of operations could be seriously harmed.

We are subject to many different environmental, data privacy, health and safety laws, regulations and directives, and compliance with them may be costly.

We are subject to many different international, federal, state and local governmental laws and regulations related to, among other things, the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process, conflict mineral and data privacy legislation, as well as the health and safety regulations related to our employees. Compliance with these regulations can be costly. There can be no assurance that we have been, or will be at all times in complete compliance with such laws and regulations. If we violate or fail to comply with these laws and regulations, we could be fined or otherwise sanctioned by regulators. Under certain environmental laws, we could be held responsible, without regard to fault, for all of the costs relating to any contamination at our or our predecessors’ past or present facilities and at third party waste disposal sites. We could also be held liable for any and all consequences arising out of human exposure to such substances or other environmental damage.

Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the new European General Data Protection Regulation (GDPR) will take effect in May 2018 and will apply to many of our products and services that provide service in Europe. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union. For example, we may be required to implement measures to change our service or limit access to our service for minors under the age of 16 for certain countries in Europe that maintain the minimum age of 16 under the GDPR. We may also be required to obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our service. In addition, the GDPR will include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

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

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We have undertaken the necessary diligence to determine whether such minerals are used in the manufacture of our products. However, the implementation of these requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, regardless of our findings, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our worldwide operations could be adversely affected if disrupted for any reason, including natural disasters such as earthquakes, tsunamis, floods, hurricanes, typhoons, telecommunication or information technology system failures, regulatory or political issues, power or water shortages, fires, extreme weather conditions, medical epidemics or pandemics or other man- made disasters or catastrophic events. While we maintain business interruption insurance for our primary foreign manufacturing operations, we are self-insured for any loss or damage to our primary manufacturing facility. As such, the occurrence of any of these business disruptions for us or our third-party manufacturers, partners or customers could result in significant losses, seriously harm our revenue and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the Philippines, Thailand, Malaysia, China and India. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. However, in the event of a major earthquake or other natural disaster or catastrophic event, our revenue, profitability and financial condition could suffer.

Changes to Board of Directors and senior management may disrupt our operations, our strategic focus or our ability to drive stockholder value.

Our future success depends, in part, upon our ability to retain key members of our senior management team and our Board of Directors (the “Board”) and to attract and retain other highly qualified personnel for our Board and senior management positions. Turnover may disrupt our operations, our strategic focus or our ability to drive stockholder value. If we fail to attract new skilled personnel for our Board and senior management positions, our business and growth prospects could be adversely impacted.

We have made certain indemnities to our officers and directors for which we have purchased insurance. If material liabilities were to arise in excess of our insurance coverage, our financial condition and results of operations could be materially impacted.

Our certificate of incorporation, by-laws and indemnification agreements require us to indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. If we were required to pay a significant amount on account of these liabilities, or such liabilities were not covered by insurance coverage, our business, financial condition and results of operations could be seriously harmed.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our executive offices are located in San Jose, California. The following tables summarize our primary properties as of the end of fiscal 2017:

Location	Square Footage	Primary Use
Owned:
United States:
San Jose, California	171,370	Administrative offices, research and development
Austin, Texas	1,294,000	Manufacturing, research and development and administrative offices
Colorado Springs, Colorado	72,000	Administrative offices, research and development
Lynnwood, Washington	67,000	Administrative offices, research and development
Asia:
Cavite, Philippines	221,000	Manufacturing, research and development
Bangkok, Thailand	253,300	Manufacturing, research and development
Penang, Malaysia	175,900	Manufacturing, research and development and administrative offices

In fiscal 2017, we have added 105,300 square feet of leased space for research and development, administrative, sales offices and design centers located in the United States, Asia and Europe. We believe that our current properties are suitable and adequate for our foreseeable needs. We may need to exit facilities as we continue to evaluate our business model and cost structure.

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

	Low	High
Fiscal 2017:
Fourth quarter	$14.55	$17.42
Third quarter	$12.50	$15.11
Second quarter	$12.68	$14.58
First quarter	$10.99	$14.98
Fiscal 2016:
Fourth quarter	$9.63	$12.22
Third quarter	$9.79	$12.48
Second quarter	$8.02	$11.22
First quarter	$6.30	$9.73
Fiscal 2015:
Fourth quarter	$8.11	$10.96
Third quarter	$8.55	$12.46
Second quarter	$11.65	$14.46
First quarter	$13.39	$16.25

As of February 15, 2018, there were approximately 1,300 registered holders of record of our common stock.
Dividends
During fiscal 2017, 2016 and 2015, we paid dividends of $144.7 million, $141.4 million and $128.0 million, respectively, at a rate of $0.11 per share of common stock paid in each quarter of the fiscal year.

The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the Standard and Poor (“S&P”) 500 Index and the S&P Semiconductors Index for the last five fiscal years:
* $100 invested on 12/30/12 in stock or 12/29/12 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

	December 30, 2012	December 29, 2013	December 28, 2014	January 3, 2016	January 1, 2017	December 31, 2017
Cypress**	100.00	97.00	132.00	90.00	106.00	141.00
S&P 500 Index	100.00	130.00	144.00	143.00	157.00	187.00
S&P Semiconductors Index	100.00	136.00	177.00	194.00	249.00	310.00

**    All closing prices underlying this table have been adjusted for cash dividends, stock splits and stock dividends.

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information:
The following table summarizes certain information with respect to our common stock that may be issued under the existing equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(In millions, except per-share amounts)
Equity compensation plans approved by shareholders	9.8	(1)	$12.8	(3)	46.5	(6)
Equity compensation plans not approved by shareholders	6.8	(2)	$6.7	(4)	2.8	(7)
Total	16.6		$11.6	(5)	49.3

(1)	Includes 6.1 million shares of full value awards (restricted stock units, restricted stock awards and performance stock units) granted.

(2)	Includes 5.9 million shares of full value awards (restricted stock units, restricted stock awards and performance stock units) granted.

(3)	Excludes the impact of 6.1 million shares of full value awards (restricted stock units, restricted stock awards and performance stock units), which have no exercise price.

(4)	Excludes the impact of 5.9 million shares of full value awards (restricted stock units, restricted stock awards and performance stock units), which have no exercise price.

(5)	Excludes the impact of 12 million shares of full value awards (restricted stock units, restricted stock awards and performance stock units), which have no exercise price.

(6)	Includes 44.3 million shares available for future issuance under Cypress’ 2013 Stock Plan and 2.2 million shares available for future issuance under Cypress’ Employee Stock Purchase Plan.

(7)	Includes 0.2 million shares available for future issuance under the assumed Ramtron Plan and 2.7 million shares available for future issuance under the assumed Spansion Plan.
See Note 9 of the Notes to the Consolidated Financial Statements under Part II, Item 8 for further discussion of Cypress’ stock plans.
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
The table below sets forth information with respect to repurchases of our common stock made during fiscal 2015 and 2016 under these programs. There were no repurchases of our common stock in fiscal 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchase Under the Plans or Programs
	(In thousands, except per-share amounts)
Authorized fund under 2011 Repurchase program:	—	$—	—	$400,000
Repurchases in fiscal 2015:
December 29, 2014—March 29, 2015	6	$14.66	6	$83,252
March 30, 2015—June 28, 2015	818	$12.75	818	$72,672
June 29, 2015—September 27, 2015	2	$10.62	2	$72,648
Total repurchases in fiscal 2015	826		826	$72,648
Total repurchases under this program	859		1,312
Authorized fund under 2015 Repurchase program:				$450,000
September 28, 2015—January 3, 2016	5,658	$9.99	5,658	$393,475
Total repurchases in fiscal 2015	5,658		5,658	$393,475
Repurchases in fiscal 2016:
January 4, 2016—April 3, 2016	23,822	$7.66	23,822	$210,968
April 4, 2016—July 3, 2016	4	$9.74	4	$210,931
July 4, 2016—October 2, 2016	2	$11.46	2	$210,913
October 3, 2016—January 1, 2017	7	$10.59	7	$210,844
Total repurchases in fiscal 2016	23,835		23,835	$210,844
Total repurchases under this program	29,493		29,493

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
We have entered into various yield enhanced structured agreements based upon a comparison of the yields available in the financial markets for similar maturities against the expected yield to be realized per the structured agreement and the related risks associated with these type of arrangements. We believe the risk associated with these types of agreements is no different than alternative investments available to us with equivalent counterparty credit ratings. All counterparties to a yield enhancement program have a credit rating of at least A as rated by major independent rating agencies. For all such agreements that matured to date, the yields of the structured agreements were far superior to the yields available in the financial markets primarily due to the volatility of our stock price and the pre-payment aspect of the agreements. The counterparties are willing to pay a premium over the yields available in the financial markets due to the structure of the agreement.
The following table summarizes the activity of our settled yield enhanced structured agreements during fiscal 2015:

Periods	Aggregate Price Paid	Total Cash Proceeds Received Upon Maturity	Yield Realized	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
Fiscal 2015:	(in thousands)
Settled through cash proceeds	$28,966	$29,353	$387	—	$—
Settled through issuance of common stock	9,601	—	—	1,000,000	$9.60
Total for fiscal 2015	$38,567	$29,353	$387	1,000,000	$9.60

There was no activity in our yield enhanced structured agreements during fiscal 2016 and 2017.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Part II, Item 8:

	December 31, 2017	January 1, 2017 (2) (4)	January 3, 2016 (2) (4)	December 28, 2014 (2)	December 29, 2013
	(in thousands, except per-share amounts)
Consolidated Statement of Operations Data:
Revenues	$2,327,771	$1,923,108	$1,607,853	$725,497	$722,693
Cost of revenues	1,370,309	1,235,540	1,204,196	$361,820	$384,121
Operating income (loss)	78,093	(608,738)	(323,330)	$22,873	$(58,195)
Net income (loss) (3)	(80,783)	(683,877)	(367,563)	$16,518	$(50,087)
Adjust for net loss (income) attributable to noncontrolling interest	$(132)	$643	$2,271	$1,418	$1,845
Net income (loss) attributable to Cypress	$(80,915)	$(683,234)	$(365,292)	$17,936	$(48,242)

Net income (loss) attributable to Cypress per share—basic	$(0.24)	$(2.14)	$(1.21)	$0.11	$(0.32)
Net income (loss) attributable to Cypress per share—diluted	$(0.24)	$(2.14)	$(1.21)	$0.11	$(0.32)

Dividends per share:
Declared	$0.44	$0.44	$0.44	$0.44	$0.44
Paid	$0.44	$0.44	$0.44	$0.44	$0.44
Shares used in per-share calculation:
Basic	333,451	319,522	302,036	159,031	148,558
Diluted	333,451	319,522	302,036	169,122	148,558

	December 31, 2017	January 1, 2017 (4)	January 3, 2016 (4)	December 28, 2014	December 29, 2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$151,596	$121,144	$227,561	$118,812	$104,462
Working capital (3)	$147,854	$191,486	$326,114	$37,479	$13,871
Total assets (3)	3,537,050	$3,871,871	4,004,261	$743,281	$762,884
Debt (1)	$983,816	$1,225,131	$688,265	$243,250	$248,230
Stockholders’ equity (3)	$1,817,592	$1,892,752	2,716,423	$201,865	$175,683

(1)
The debt, net of costs, in fiscal year 2017 primarily included $90 million related to our Senior Secured Revolving Credit facility, $495.4 million related to our Term Loan B, $131.4 million related to our 2% 2023 Exchangeable Notes, $246.6 million related to our 4.5% 2022 Senior Exchangeable Notes, and $20.4 million related to our 2% 2020 Spansion Exchangeable Notes. The debt, net of costs, in fiscal year 2016 primarily included $332.0 million related to our Senior Secured Revolving Credit Facility, $95.0 million related to our Term Loan A, $444.4 million of Term Loan B, $287.5 million related to our 4.5% 2022 Senior Exchangeable Notes, and $150.0 million related to our 2% 2020 Spansion Exchangeable Notes. The debt, net of costs, in fiscal year 2015 primarily included $449.0 million related to our Senior Secured Revolving Credit Facility, $97.2 million related to our Term Loan A, $150 million related to our 2% 2020 Spansion Exchangeable Notes, $7.2 million related to our capital leases and $3.0 million related to our equipment loans. The debt in fiscal year 2014, net of costs, primarily included $227.0 million related to our Senior Secured Revolving Credit Facility, $10.3 million related to our capital leases, and $5.9 million related to our equipment loans. The debt in fiscal year 2013 primarily included $227.0 million related to our Senior Secured Revolving Credit Facility, $12.5 million related to our capital leases, and $8.7 million related to our equipment loans. See Note 14 for more information on Credit Facility and other debt.

(2)
During the fourth quarter of fiscal 2014, the Company changed from recognizing revenue for sales to certain distributors at the time of shipment, as compared to when resold by the distributor to the end customer, as it determined it could reliably estimate returns and pricing concessions on certain product families and with certain distributors. This change increased fiscal 2014 revenues by $12.3 million, net income by $6.2 million and net income per share, basic and diluted, by $0.04. The change increased 2015 revenue by $40.9 million and decreased net loss by $25.0 million and net income per share, basic and diluted, by $0.08. The change increased 2016 revenue by $59.2 million and decreased net loss by $19.5 million and net income per share, basic and diluted, by $0.06. As at the end of fiscal 2016, 100% of the distribution revenue had been converted to sell-in basis of revenue recognition. See additional disclosures on this change in revenue recognition in Note 1 of the Notes to Consolidated Financial Statements.

(3)
Our Consolidated Financial Statements include the financial results of legacy Spansion beginning March 12, 2015 and the financial results of the IoT business acquired from Broadcom beginning July 5, 2016. The comparability of our results for the years ended December 31, 2017, January 1, 2017, and January 3, 2016 to the same prior year periods is significantly impacted by these transactions.

(4)
The Consolidated Statement of Operations for the year ended January 1, 2017 and January 3, 2016, and the Consolidated Balance Sheet as of January 1, 2017 and January 3, 2016 have been revised, to reflect immaterial corrections primarily related to stock-based compensation expenses. See Note 1 to our consolidated financial statements for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties, which are discussed under Item 1A.
EXECUTIVE SUMMARY
General
Cypress Semiconductor Corporation (“Cypress” or “the Company”) manufactures and sells advanced embedded system solutions for automotive, industrial, home automation and appliances, consumer electronics and medical products. Cypress’ microcontrollers, analog ICs, wireless and wired connectivity solutions and memory products help engineers design differentiated products and help with speed to market. Cypress is committed to providing customers with quality support and engineering resources.

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

Acquisition of Broadcom Corporation’s Internet of Things business (“IoT business”)

On July 5, 2016, we completed the acquisition of certain assets primarily related to the IoT business of Broadcom pursuant to an Asset Purchase Agreement with Broadcom Corporation, dated April 28, 2016, for a total consideration of $550 million. The following MD&A includes the financial results of the IoT business beginning July 5, 2016. The comparability of our results for the year ended December 31, 2017, January 1, 2017 to the same periods in fiscal 2015 is significantly impacted by the acquisition. To date, we have incurred approximately $9.2 million of acquisition related costs, including professional fees and other costs associated with the acquisition.

The following MD&A includes the financial results of legacy Spansion beginning March 12, 2015 and the financial results of the IoT business acquired from Broadcom beginning July 5, 2016. The comparability of our results for the year ended December 31, 2017 to the same prior year periods is significantly impacted by these transactions.

In our discussion and analysis of comparative periods, we have quantified the contribution of additional revenue or expense resulting from these transactions wherever such amounts were material and identifiable. While identified amounts may provide indications of general trends, the analysis cannot completely address the effects attributable to integration efforts.

Divestiture of TrueTouch® Business

In connection with the sale of the TrueTouch® Mobile touchscreen business to Parade Technologies (“Parade”) on August 1, 2015, we entered into a Manufacturing Service Agreement (“MSA”) in which we agreed to sell finished wafers and devices to Parade. The terms of the MSA provide that we would sell finished products to Parade at agreed-upon prices that were considered below fair market value, indicating that there was an embedded fair value that would be realized by Parade through those terms. Accordingly, we had allocated approximately $19.9 million from the $98.6 million proceeds to the fair value of the MSA based on the forecasted wafer sales to Parade for the subsequent periods. That amount was deferred on our consolidated balance sheet initially and was amortized to revenue as we sold products to Parade. Such amount has been fully amortized in fiscal 2017. During the year ended January 1, 2017 and January 2, 2016, we recognized approximately $14.2 million and $5.7 million, respectively, of revenue from the amortization of the deferred revenue.

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

Sale of CMI

In fiscal 2017, we completed the sale of our wafer fabrication facility in Minnesota for gross proceeds from the sale of $30.5 million.

Business Developments

Business Segments

We continuously evaluate our reportable business segments in accordance with the applicable accounting guidance. Pursuant to reorganization and internal reporting structure effective fourth quarter, the Company operates under two reportable business segments: MPD and MCD. Prior to the fourth quarter of fiscal 2016, the Company reported under four reportable business segments: MPD, Programmable Systems Division ("PSD"), Data Communications Division ("DCD") and Emerging Technologies Division ("ETD").

The prior reportable segments of PSD and DCD have been combined and are referred to as MCD. Deca, previously included in ETD, and now accounted for as an equity method investment, has been reflected in MCD for historical results. The MPD segment comprises a substantial portion of the previous MPD segment, as well as certain portions of the previous PSD. AgigA Tech Inc., a subsidiary previously included in ETD has been combined with MPD.

The prior periods herein reflect this change in segment information.
RESULTS OF OPERATIONS
Revenues
Our total revenues increased by $404.7 million, or 21.04%, to $2,327.8 million for the year ended December 31, 2017 compared to the prior year. For the year ended December 31, 2017, the increase was primarily attributable to increase in sales of products in our microcontroller, automotive, IoT Wireless Connectivity and Wired families included in MCD.
Revenue for the year ended December 31, 2017 benefited from the acquisition of the IoT business of Broadcom, as compared to the prior year which included such sales only for a partial period post acquisition.
Revenue for the year ended January 1, 2017 benefited from the Spansion Merger, as compared to the prior year which included such sales only for a partial period post merger, offset by the divestiture of the True Touch® business.
The Company operates on a 52 or 53-week year ending on the Sunday nearest to December 31. Fiscal 2017 and 2016 were each 52 weeks and fiscal 2015 was a 53-week year, with the extra week in the fourth fiscal quarter. The additional week in fiscal 2015 did not materially affect the Company's results of operations or financial position.
Consistent with our accounting policies and generally accepted accounting principles, prior to fiscal 2014 we recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty, at the time in estimating the ultimate price of these product shipments and amount of potential returns. In the fourth quarter of 2014, the Company began recognizing revenue on certain product families and with certain distributors (less its estimate of future price adjustments and returns) upon shipment to the distributors (also referred to as the sell-in basis of revenue recognition).
During the year ended January 1, 2017, we recognized an incremental $59.2 million of revenue on new product families or distributors for which we recognized revenue on a sell-in basis. This change resulted in a decrease to the net loss of $19.5 million for the year ended January 1, 2017 or $0.06 per basic and diluted share. By the end of fiscal 2016, all our revenue from transactions with distributors was recognized on a sell-in basis of revenue recognition.

During the year ended January 3, 2016, we recognized an incremental $40.9 million of revenue on additional product families for which revenue was previously recognized on a sell-through basis. This change resulted in a decrease to the net loss of $25.0 million for the year ended January 3, 2016 or $0.08 per basic and diluted share.
The following table summarizes our consolidated revenues by segments:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
		(In thousands)
MCD	$1,409,265	$994,482	$731,279
MPD	918,506	928,626	876,574
Total revenues	$2,327,771	$1,923,108	$1,607,853

Microcontroller and Connectivity Division:
Revenues recorded by MCD increased in fiscal 2017 by $414.8 million, or 41.7%, compared to fiscal 2016. We acquired the IoT business acquired from Broadcom on July 5, 2016. Consequently, fiscal 2016 revenue included only a partial period for the results from the IoT business. Additionally MCD revenues increased in fiscal 2017 as compared to fiscal 2016, due to increased revenue from our wired and wireless connectivity and PSoC products.

Revenues from MCD in fiscal 2016 increased by $263.2 million or 36.0%, compared to fiscal 2015. The increase in fiscal 2016 was primarily driven by the acquisition of the IoT business from Broadcom. Additionally, MCD revenue benefited from increased revenue from the microcontrollers product family.

The overall average selling price of our products for MCD for the year ended December 31, 2017 was $0.99 which decreased from the prior-year. The decrease is primarily attributed to lower ASPs for wired and wireless IoT products. The overall average selling price of our products for MCD for the year ended January 1, 2017 was $1.02 which remained unchanged as compared to fiscal 2015.
Memory Products Division:
Revenues recorded by MPD decreased in fiscal 2017 by $10.1 million, or 1.1% compared to fiscal 2016. The decrease was primarily due to declines in revenue from NAND products offset by strength in revenue from NOR products.

Revenues from MPD increased in fiscal 2016 by $52.1 million, or 5.9% compared to fiscal 2015. The increase was primarily due to revenue contribution from the Flash memory products which grew primarily in the automotive and consumer segments. This was partially offset by a decrease in revenue from SRAM products.

The overall average selling prices (ASPs) of our products for MPD for the year ended December 31, 2017 was $1.39, which increased by $0.14, compared with the prior year. The increase is primarily attributed to the higher ASPs of certain products in the Flash memory products.

The overall ASPs of our products for MPD for the year ended January 1, 2017 was $1.25, which decreased by $0.10, compared to $1.35 in prior year. The decrease is primarily attributed to lower ASPs in the overall memory segment, particularly in NAND and SRAM products.

Cost of Revenues

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
		(In thousands)
Cost of revenues	$1,370,309	$1,235,540	$1,204,196
As a percentage of revenue	58.9%	64.2%	74.9%

Our cost of revenue ratio improved from 64.2% in fiscal 2016 to 58.9% in fiscal 2017. One of the primary drivers of the improvement in the cost of revenue ratio was lower Spansion acquisition-related expenses which declined $21.8 million as compared to the prior year. Another major contributor in the improvement in the cost of revenue ratio was higher fab utilization which increased from 56% for the year ended January 1, 2017 to 74% for the year ended December 31, 2017 and a reduction in the cost of certain products. Additionally, our cost of revenue ratio improved due to the sale of products from the acquired IoT business, which have a lower cost of revenue ratio than the company average. This was partially offset by higher write downs of carrying value of inventory during the year ended December 31, 2017 as compared to the prior year. Write-down of inventories during fiscal 2017 was $34.5 million as compared to $25.3 million in fiscal 2016. Sale of inventory that was previously written-off or written-down aggregated to $31.6 million for fiscal 2017 as compared to $65.7 million in fiscal 2016.

Our cost of revenues ratio improved from 74.9% in fiscal 2015 to 64.2% in fiscal 2016. The primary driver of the improvement in the cost of revenue ratio was lower write downs of carrying value of inventory during fiscal 2016 as compared to the prior year and our on-going focus on gross margin expansion through cost reductions, price increases and synergies recognized from the merger. Included in the cost of revenues for fiscal 2015 was a $133.0 million write-down of carrying value of inventory assumed as a part of the Spansion Merger as well as a write down of $19.5 million of certain other inventories. In comparison, write-down of inventories during fiscal 2016 was $25.3 million. Sale of inventory that was previously written-off or written-down aggregated to $65.7 million for fiscal 2016 and $6.4 million for fiscal 2015, which favorably impacted our cost of revenues ratio in fiscal 2016. This impact was partially offset by lower fab utilization which was 56% for fiscal 2016 as compared to 62% in fiscal 2015.
Research and Development (“R&D”)

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
R&D expenses	$357,016	$331,175	$274,813
As a percentage of revenues	15.3%	17.2%	17.1%

R&D expenditures increased by $25.8 million in fiscal 2017 compared to the same prior-year period. The increase was mainly attributable to $40.3 million of expenses due to the IoT business acquisition, primarily comprised of $28.2 million of increase in labor costs due to increased headcount and an increase of $12.1 million in expensed assets. The above increases were partially offset by a $1.4 million decrease in stock-based compensation expense and a $13.1 million decrease in other R&D expenses, mainly due to lower labor cost due to Cypress 3.0 restructuring and project spending.

R&D expenditures increased by $56.4 million in fiscal 2016 compared to fiscal 2015. The increase was mainly attributable to $36.8 million of expenses due to the IoT acquisition, primarily comprised of $22.6 million of increase in labor costs due to additional headcount and increase of $14.2 million in expensed assets. The remaining increase of $19.6 million in other R&D expense was primarily due to $16.3 million of stock-compensation expense.
Selling, General and Administrative (“SG&A”)

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
		(In thousands)
SG&A expenses	$303,651	$317,362	$320,227
As a percentage of revenues	13.0%	16.5%	19.9%

SG&A expenses decreased by $13.7 million in fiscal 2017 compared to fiscal 2016. The decrease was mainly due to lower acquisition cost of $15.4 million related to the IoT acquisition, a $5.0 million decrease due to executive severance costs incurred in fiscal 2016, and $10.0 million decrease in non-recurring costs, offset by higher labor costs of $8.2 million, an increase of $5.4 million related to IoT operating expenses, and an increase of $3.1 million in stock-based compensation expenses.

SG&A expenses decreased by $2.9 million in fiscal 2016 compared to fiscal 2015. The decrease was mainly due to lower acquisition expenses of $14.1 million primarily related to merger of Spansion, a $5.7 million decrease in stock-based compensation expenses, offset by acquisition costs associated with the IoT acquisition of $8.9 million, and IoT operating expenses of $9.8 million primarily related to labor.
Amortization of Acquisition-Related Intangible Assets
During fiscal 2017, amortization of acquisition-related intangible assets increased by $20.6 million compared to fiscal 2016. The increase was mainly due to the amortization of the intangibles acquired in connection with the IoT business acquisition as well as the amortization related to certain in-process research and development projects, which had reached technological feasibility and were transferred to developed technology, capitalized during 2017.
During fiscal 2016, amortization of acquisition-related intangible assets increased by $66.4 million compared to fiscal 2015. The increase was mainly due to the amortization of the intangibles acquired in connection with the IoT business acquisition, Spansion Merger as well as certain in-process research and development projects capitalized during 2016.
Costs and settlement charges related to shareholder matter

During fiscal 2017, the Company incurred $14.3 million of shareholder litigation and proxy related expenses which includes $3.5 million in reimbursement charges incurred in connection with the cooperation and settlement agreement entered into with T.J. Rodgers.
Impairment of acquisition-related intangible assets
During fiscal 2016, we recognized $33.9 million of impairment charges related to two IPR&D projects that were canceled due to certain changes in our long-term product portfolio strategy during fiscal 2016.
There were no impairment charges of acquisition-related intangibles during fiscal 2017 and fiscal 2015.
Gain related to investment in Deca Technologies Inc.
On July 29, 2016, Deca Technologies Inc. ("Deca"), our majority owned subsidiary entered into a share purchase agreement (the "Purchase Agreement"), whereby certain third-party investors purchased 41.1% of the shares outstanding at the said date for an aggregate consideration of $111.4 million. Concurrently, Deca repurchased certain of its preferred shares previously held by Cypress.
After giving effect to the above transactions, our ownership in Deca reduced to 52.2% as at July 29, 2016. As a consequence of the substantive rights afforded to third-party new investors in the purchase agreement, including, among other things, participation on the Board of directors of Deca, approval of operating plans, approval of indebtedness etc., we determined that we no longer have the power to direct the activities of Deca that most significantly impacts Deca's economic performance. However, as we continue to have significant influence over Deca's financial and operating policies, effective July 29, 2016, the investment in Deca is being accounted for as an equity method investment and Deca is no longer a consolidated subsidiary. The carrying value of this equity method investment was determined based on the fair value of the equity in Deca, which the Company calculated to be $142.5 million. This represents our remaining investment in Deca immediately following the investments by third-party investors. As a result of the change in the method of accounting for our investment in Deca from consolidation to the equity method of accounting, the net carrying value of the assets and liabilities related to Deca, and the adjustments related to the recognition of the initial fair value of the equity method investment resulted in a gain of $112.8 million which has been reflected as "Gain related to investment in Deca Technologies Inc." in the Consolidated Statements of Operations.
Impairment related to assets held for sale
During fiscal 2016, we committed to a plan to sell our wafer manufacturing facility located in Bloomington, Minnesota, as well as a building in Austin, Texas. The sale of these assets was completed in the first quarter of fiscal 2017. See Note 6 of the Notes to the Consolidated Financial Statements.

We recorded an impairment charge of $37.2 million during fiscal 2016, to reflect the estimated fair value, net of cost to sell these assets. During fiscal 2017, we recorded a $1.2 million adjustment as a result of changes in certain estimates related to these assets, resulting in a reduction of operating expense.

Goodwill impairment charge
During fiscal 2016, we recorded a goodwill impairment charge of $488.5 million related to our former PSD reporting unit. The goodwill impairment charge resulted from a combination of factors including, (a) decreases in our forecasted operating results when compared with the expectations of the PSD reporting unit at the time of the Spansion Merger, primarily in consumer markets as the Company has subsequently increased its focus on the automotive and industrial end markets, (b) evaluation of business priorities due to recent changes in management at that time, and (c) certain market conditions which necessitated a quantitative impairment analysis for the carrying value of the goodwill related to PSD.
There were no goodwill impairment charges recorded during fiscal 2017 and fiscal 2015.
Restructuring

2017 Restructuring Plan

In December 2017, the Company began implementation of a reduction in workforce ("2017 Plan") which will result in elimination of approximately 80 positions worldwide across various functions. The restructuring charge of $6.4 million during the year ended December 31, 2017 consists of personnel costs. The Company expects to incur costs and cash payments under this plan to be completed by the end of fiscal 2018. We will reinvest a substantial portion of the savings generated from the 2017 Restructuring Plan into certain business initiatives and opportunities. Consequently, we do not expect the 2017 Restructuring Plan to result in a material reduction in our operating expenses.

2016 Restructuring Plan

In September 2016, the Company began implementation of a reduction in workforce ("2016 Plan") resulting in the elimination of approximately 430 positions worldwide across various functions. The restructuring charge of $2.6 million during the year ended December 31, 2017 consists of personnel costs of $1.0 million and other charges related to the write-off of certain licenses and facilities related expenses of $1.6 million The personnel costs related to the 2016 Plan during the year ended January 1, 2017 were $26.3 million. The Company expects that the costs incurred under the 2016 Plan will be paid out in cash through first quarter of fiscal 2018.

We have reinvested a substantial portion of the savings generated from the 2016 Restructuring Plan into certain business initiatives and opportunities. Consequently, the 2016 Restructuring Plan did not result in a material reduction in our operating expenses.

Spansion Integration-Related Restructuring Plan

In March 2015, we began the implementation of planned cost reduction and restructuring activities in connection with the Merger. During fiscal 2015, restructuring charge of $90.1 million primarily consists of severance costs, lease termination costs and impairment of property, plant and equipment. The lease termination costs include approximately $18.0 million relating to the buildings Spansion had leased prior to the Merger, which we decided not to occupy in the post-Merger period. The initial term of the lease commenced on January 1, 2015 and will expire on December 31, 2026. During fiscal 2016, a release of previously estimated personnel related liability of $0.1 million was recorded.

We anticipate that the remaining restructuring liability balance will be paid out over the remaining lease term through 2026 for the excess lease obligation.

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
Interest expense
Interest expense for fiscal 2017 was $80.2 million and primarily represents interest payments due and amortization of debt discount and costs related to 2% 2023 Exchangeable Notes, 4.5% 2022 Senior Exchangeable Notes, 2% 2020 Spansion Exchangeable Notes, interest expense incurred on our Senior Secured Revolving Credit Facility, Term Loan B and other debt. In addition, of the $80.2 million, $7.2 million was related to the debt extinguishment for 2% 2020 Spansion Exchangeable Notes and Term Loan A.
Interest expense for fiscal 2016 was $55.2 million and represents interest payments due and amortization of debt discount and costs related to 4.50% Senior Exchangeable Notes, 2% Senior Exchangeable Notes, interest expense incurred on our revolving line of credit, Term Loan A, Term Loan B and other debt.
Interest expense for fiscal 2015 was 16.4 million and represents interest payments due and amortization of debt discount and costs related to 2% Senior Exchangeable Notes, interest expense incurred on our revolving line of credit, Term Loan A and other debt.
Refer to Note 14 of Notes to the Consolidated Financial Statements under Item 8 for more information about our credit facilities and other debt.
Other Income (expense), Net
The following table summarizes the components of other income (expense), net:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
		(In thousands)
Interest income	$568	$1,836	$885
Changes in fair value of investments under the deferred compensation plan	6,087	2,326	(1,354)
Unrealized (loss) gain on marketable securities	—	325	(4,655)
Foreign currency exchange (losses) gains, net	(1,838)	(4,251)	744
(Loss) gain on sale of investments	—	(265)	276
Other	(549)	342	335
Other income (expense), net	$4,268	$313	$(3,769)

Employee Deferred Compensation Plan
We have a deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-deferred basis. We do not make contributions to the deferred compensation plan and we do not guarantee returns on the investments. Participant deferrals and investment gains and losses remain as our liabilities and the underlying assets are subject to claims of general creditors. In fiscal 2017, 2016 and 2015, we recognized changes in fair value of the assets under the deferred compensation plan in “Other income (expense), net” of $6.1 million, $2.3 million, and $(1.4) million, respectively. The increase or decrease in the fair value of the investments relates to the increased or decreased performance of the portfolio on a year over year basis. Refer to Note 18 of the Notes to the Consolidated Financial Statements under Item 8 for more information about our deferred compensation plan.
Unrealized (realized) loss on marketable securities
In the fourth quarter of fiscal 2014, the Company, through a wholly-owned subsidiary, purchased 6.9 million ordinary shares of Hua Hong Semiconductor Limited (HHSL) for an aggregate price of $10.0 million in connection with their initial public offering. HHSL is the parent company of Grace Semiconductor Manufacturing Corporation, which is one of our strategic foundry partners.  We recorded an unrealized loss on our investment in HHSL’s ordinary shares of $4.7 million in fiscal 2015 as a result of the decline in the fair market value of the investment. During 2016 the Company disposed the shares of HHSL and the realized gain was immaterial to the consolidated financial statements.
Share in Net Loss and Impairment of Equity Method Investees
We have been making investments in Enovix Corporation ("Enovix"), a privately held development stage company. We invested $5.6 million, $23.0 million and $28.0 million in Enovix during 2017, 2016 and 2015 respectively. Our investment holding comprised of 41.2%, 46.6% and 38.7% of Enovix's equity at the end of fiscal 2017, 2016 and 2015, respectively. Since the fourth quarter of 2014 we have been accounting for our investment in Enovix using the equity method of accounting. During the fourth quarter of 2017, Enovix missed achieving certain key planned product development milestones. We considered various factors in determining whether to recognize an impairment charge, including the expectations of the investee's future cash flows and capital needs, the length of time the investee has been in a loss position, the ability to achieve milestones, and the near-term prospect of the investee and its exit strategy. Enovix’s estimated enterprise value is sensitive to its ability to achieve these milestones. Consequently, we believe our investment in Enovix has suffered an other-than-temporary impairment and we recorded a charge of $51.2 million.
In the second quarter of fiscal 2016, we changed the basis of accounting for our investment in Deca Technologies Inc. ("Deca") to the equity method of accounting. As at the end of fiscal year 2017 and 2016, our investment comprised 52.5% of Deca's equity.
During fiscal 2017, 2016 and 2015, we recorded $8.7 million, $9.9 million and $7.1 million respectively for our share of losses recorded by Enovix. During fiscal 2017 and 2016, we recorded $11.8 million and $8.2 million respectively for our share of losses recorded by Deca.
Income Taxes
Our income tax expense was $11.2 million and $2.6 million in fiscal 2017 and 2016, respectively. Our income tax expense was $16.9 million in fiscal 2015. The income tax expense for fiscal 2017 was primarily attributable to non-U.S. taxes on income earned in foreign jurisdictions, and increase in tax reserves, primarily offset by tax benefits resulting from the recently passed tax legislation, the Tax Cuts and Jobs Act of 2017 (the “Act”). Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, the repeal of corporate alternative minimum taxes (AMT), the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Based on the Act and guidance available as of the date of this filing, the Company determined a provisional estimate of the impact of the one-time transition tax on the mandatory deemed repatriation of accumulative foreign subsidiary earnings. The Company estimates that the transition tax will result in the utilization of $46.0 million of net operating loss carryforwards against which the Company maintains a corresponding valuation allowance. As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax asset at December 31, 2017. The provisional amount related to the remeasurement of certain deferred tax liabilities, based on the rates at which they are expected to reverse in the future, was a tax benefit of $3.0 million. The provisional amount related to the repeal of corporate AMT was a tax benefit of $5.6 million as the prior year AMT credit will be refunded over 2018 - 2021. The income tax expense for fiscal 2016 was primarily attributable to income taxes associated with our non-U.S. operations, primarily offset by release of previously accrued taxes related to the lapsing of statutes of limitation.

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

Income tax examinations of our Malaysian subsidiary for the fiscal years 2007 to 2012 and our Philippine subsidiary for fiscal year 2014 are in progress. We do not believe the ultimate outcome of these examinations will result in a material increase to our tax liability.
International revenues account for a significant portion of our total revenues, such that a material portion of our pretax income is earned and taxed outside the U.S. at rates ranging from 0% to 25%. The impact on our provision for income taxes of foreign income being taxed at rates different than the U.S. federal statutory rate was an expense of approximately $67.7 million, an expense of $36.6 million, and expense of $22.4 million in 2017, 2016 and 2015, respectively. The foreign jurisdictions with lower tax rates as compared to the U.S. statutory federal rate that had the most significant impact on our provision for foreign income taxes in the periods presented include Malaysia, Philippines and Thailand.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. On February 19, 2016, the Internal Revenue Service appealed the decision. A final decision has yet to be issued. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential impact, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any impact related to this issue as of December 31, 2017.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes our consolidated cash, cash equivalents and short-term investments and working capital:

	As of
	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Cash, cash equivalents and short-term investments	$151,596	$121,144	$227,561
Working capital, net	$147,854	$191,486	$326,114

Key Components of Cash Flows

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
	(in thousands)
Net cash provided by operating activities	$403,487	$217,419	$8,801
Net cash used in investing activities	$(14,429)	$(613,439)	$(79,087)
Net cash provided by (used in) financing activities	$(357,634)	$289,502	$193,240

Fiscal 2017:
Operating Activities
Net cash provided by operating activities during fiscal 2017 was $403.5 million. The net loss of $80.8 million included net non-cash items of $463.2 million. Net cash provided by operating activities benefited from a $21.1 million decrease in net operating assets and liabilities. The non-cash items primarily consisted of:

•	depreciation and amortization of $264.9 million,

•	stock based compensation expense of $91.6 million,

•	share in net loss and impairment of equity method investees of $71.8 million,

•
accretion of interest expense on 2% 2023 Exchangeable Notes, 4.5% 2022 Senior Exchangeable Notes, and 2% 2020 Spansion Exchangeable Notes and amortization of debt and financing costs on other debt of $21.1 million, and

•	restructuring costs and other of $9.0 million,

The increase in net cash due to changes in operating assets and liabilities during fiscal 2017 of $21.1 million was primarily due to the following:

•	a decrease in accounts payable and accrued and other liabilities of $59.0 million mainly due to timing of payments and payments related to restructuring activities;

•	an increase in price adjustments and other distributor related reserved of $19.1 million;

•	an increase in inventories of $14.3 million to support increased expected demand for IoT and other MCD products;

•	an increase in other current and long-term assets of $9.6 million, primarily due to timing of payments for certain licenses; and

•	an increase in accounts receivables of $37.0 million mainly due to an increase in revenue.

Investing Activities

In fiscal 2017, we used approximately $14.4 million of cash in our investing activities primarily due to:

•	$35.5 million of cash received on the sale of the wafer manufacturing facility located in Bloomington, Minnesota and a building in Austin, Texas,

•	receipt of $10.0 million of previously escrowed consideration from the divestiture of our TrueTouch® mobile touchscreen business,

•	$2.3 million of cash received on the sales of property and equipment

•
the above increases were offset by $54.3 million of cash used for property and equipment expenditures relating to purchases of certain tooling, laboratory and manufacturing facility equipment and $9.3 million related to our equity method and cost method investments.

Financing Activities

In fiscal 2017, we used approximately $357.6 million of cash in our financing activities, primarily related to:

•	$144.7 million dividend payments,

•	net repayments of $242.0 million on the Senior Secured Revolving Credit Facility,

•	$128.0 million repayment of 2% 2020 Spansion Exchangeable Notes, and

•	$118.7 million repayment of Term Loan A and Term Loan B.

•	the above payments were offset by $91.3 million of borrowings under Term Loan B and $150.0 million of borrowing under 2% 2023 Exchangeable Notes.

Fiscal 2016:
Operating Activities

Net cash provided by operating activities of $217.4 million during fiscal 2016 was primarily due to a net loss of $683.9 million offset by net non-cash items of $877.3 million and a $24.0 million increase in cash due to changes in operating assets and liabilities. The non-cash items primarily consisted of:

•	depreciation and amortization of $265.9 million,

•	stock based compensation expense of $98.5 million,

•	restructuring costs and other of $27.2 million

•	accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt of $13.1 million,

•	Share in net loss of equity method investees of $17.6 million,

•	goodwill impairment charge of $488.5 million,

•	gain related to investment in Deca Technologies Inc. of $112.8 million,

•	impairment charge related to assets held for sale of $37.2 million, and

•	impairment charge for acquisition-related IPR&D of $33.9 million.

The increase in net cash due to changes in operating assets and liabilities during fiscal 2016 of $24.0 million, was primarily due to the following:

•	an increase in accounts receivable of $41.0 million due to an increase in sales during fiscal 2016. The days sales outstanding for fiscal 2016 and fiscal 2015 were 61 days;

•	an increase in inventories of $33.7 million primarily as a result of the IoT acquisition;

•	an increase in other current and long-term assets of $12.2 million, primarily due to timing of payments for certain licenses;

•	an increase in accounts payable, accrued and other liabilities of $79.5 million due to timing of payments; and

•
a decrease in deferred income of $69.0 million due to the transition of additional product families to the sell-in basis of revenue recognition. The decrease in deferred income was offset by an increase in price adjustment reserve for sale to distributors of $100.4 million due to the change in revenue recognition for certain product families in fiscal 2016 on a sell-in basis, which required us to record a reserve for distributor price adjustments based on our estimate of historical experience rates.

Investing Activities

In fiscal 2016, we used approximately $613.4 million of cash in our investing activities primarily due to:

•	$550.0 million for the acquisition of the IoT business,

•	$57.4 million of cash used for property and equipment expenditures relating to purchases of certain tooling, laboratory and manufacturing facility equipment and

•	$27.1 million cash paid for certain investments, which included $23.0 million towards our investment in Enovix.

•	such uses of cash were offset by sale and maturities of investments of $85.9 million.

Financing Activities

In fiscal 2016, we generated approximately $289.5 million of cash from financing activities, primarily from

•	our borrowings on the 4.50% Senior Exchangeable Notes of $287.5 million,

•	$450.0 million borrowing on our Term Loan B and

•	proceeds of $43.9 million from employee equity awards.

The above borrowings were offset by

•	the repurchase of stock in the amount of $175.7 million,

•	net repayments of $312.0 million on the Senior secured revolving credit facility,

•	$141.4 million dividend payments,

•	purchase of capped call for the 4.50% Senior Exchangeable Notes of $8.2 million and

•	repayments of capital leases and Term Loan A of $10.6 million.
Liquidity and Contractual Obligations
Summary of our debt balances is included below:

	December 31, 2017
	Principal amount outstanding	Less: Unamortized discount and issuance costs	Net carrying value outstanding
	(in thousand)
Senior Secured Revolving Credit Facility	$90,000	$—	$90,000
Term Loan B	511,924	16,541	495,383
2% 2020 Spansion Exchangeable Notes	21,990	1,615	20,375
4.5% 2022 Senior Exchangeable Notes	287,500	40,864	246,636
2% 2023 Exchangeable Notes	150,000	18,578	131,422
Total Debt	$1,061,414	$77,598	$983,816
Of the total principal amount outstanding, $27.3 million related to the total Term Loan B is classified as current liabilities as of December 31, 2017.

	January 1, 2017
	Principal amount outstanding	Less: Unamortized discount and issuance costs	Net carrying value outstanding
	(in thousand)
Senior Secured Revolving Credit Facility	$332,000	$—	$332,000
Term Loan B	444,375	15,661	428,714
Term Loan A	95,000	2,662	92,338
Capital lease obligations	40	—	40
Equipment loans	112	—	112
2% 2020 Spansion Exchangeable Notes	149,990	14,589	135,401
4.5% 2022 Senior Exchangeable Notes	287,500	50,974	236,526
Total Debt	$1,309,017	$83,886	$1,225,131
Of the total principal amount outstanding, $22.5 million related to Term Loan B, $7.5 million related to Term Loan A, $0.1 million related to Equipment loans, and $40 thousand related to Capital lease obligation, were classified as current liabilities as of January 1, 2017.
The Senior Secured Revolving Credit Facility, as amended, provides for a $540 million Senior Secured Revolving Credit Facility of which $450 million was undrawn as at December 31, 2017.
We believe that the liquidity provided by existing cash, cash equivalents and available-for-sale investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. In addition, we may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives (including the acquisition of other companies) and provide us with additional flexibility to take advantage of other business opportunities that arise. As of December 31, 2017, we were in compliance with all of the financial covenants under the Senior Secured Revolving Credit Facility.
Refer to Note 14 of the Notes to the Consolidated Financial Statements under Item 8 for more information on our debt obligations.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017:

	Total	2018	2019 and 2020	2021 and 2022	After 2022
	(In thousands)
Purchase obligations (1)	$455,075	$200,421	$247,957	$6,697	$—
Operating lease commitments (2)	66,392	15,258	21,764	12,306	17,064
2% 2023 Exchangeable Notes	150,000	—	—	—	150,000
4.5% 2022 Senior Exchangeable Notes	287,500	—	—	287,500	—
2% 2020 Spansion Exchangeable Notes	21,990	—	21,990	—	—
Term Loan B	511,924	27,303	71,669	412,952	—
Interest payment on debt	146,450	39,436	78,639	28,120	255
Senior Secured Revolving Credit Facility	90,000	—	90,000	—	—
Asset retirement obligations	$5,693	$223	$3,274	$1,857	$339
Total contractual obligations	$1,735,024	$282,641	$535,293	$749,432	$167,658

(1)
Purchase obligations primarily include non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing, that have remaining terms in excess of one year.

(2)
Operating leases includes payments relating to Spansion's lease for office space in San Jose entered on May 22, 2014, which is no longer required. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The term of the lease commenced on January 1, 2015 and expires on December 31, 2026. We do not plan to exercise the option to extend the lease beyond 2026.

As of December 31, 2017, our unrecognized tax benefits were $28.9 million, which were classified as long-term liabilities. We believe it is possible that we may recognize approximately $0.2 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities. As of December 31, 2017, we had long-term pension and other employee related liabilities of $16.8 million, which were classified as long-term liabilities.
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
As of December 31, 2017, a total cash and short-term investment position of $151.6 million is available for use in current operations.
As of December 31, 2017, approximately 20% of our cash and cash equivalents and available-for-sale investments are held outside of the United States. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.

On February 17, 2017, we amended our Credit Facility which includes the Senior Secured Revolving Credit Facility and the Term Loans. The amendment reduced the applicable margins on the Term Loan B and Term Loan A from 5.50% and 5.11%, respectively, to 3.75% effective February 17, 2017. Additionally, the amended financial covenants include the following conditions: 1) maximum total leverage ratio of 4.25 to 1.00 through December 31, 2017 and 2) maximum total leverage ratio of 4.00 to 1.00 through July 1, 2018 and 3.75 to 1.00 thereafter. We incurred financing costs of $5.9 million to lenders of the Term Loans which were capitalized and recognized as a reduction of the Term Loan A and Term Loan B balances in “Credit Facility and long-term debt” on the Consolidated Balance Sheets. These costs will be amortized over the life of the Term Loans and are recorded in “Interest Expense” on the Consolidated Statements of Operations.

On April 7, 2017, we further amended our Credit Facility. The amendment reduced the applicable margins on our Term Loan A from 3.75% to 2.75% effective April 7, 2017. We incurred financing costs of $0.4 million to lenders of Term Loan A which were recognized as a reduction of the Term Loan A balance in “Long-term credit facility and long-term debt” on the Consolidated Balance Sheet.

On August 18, 2017, we amended our Credit Facility. As a result of the amendment, Term Loan A borrowing of $91.3 million was extinguished as a separate borrowing. Term Loan B was increased by $91.3 million to replace Term Loan A (the "Additional Incremental Term Loan"). Previously unamortized debt issuance costs of $3.0 million related to Term Loan A were written off and recorded as "Interest expense" in the Consolidated Statements of Operations during fiscal 2017. The additional incremental term loan is subject to the terms of the Credit Agreement and the additional terms set forth in the amendment. The amendment also reduced the applicable margins on Term Loan B from 3.75% to 2.75% effective August 18, 2017. We incurred financing costs of $0.6 million to the lenders of the Term Loans which have been capitalized and recognized as a reduction of the Term Loan B balances in “Credit facility and long-term debt” on the Consolidated Balance Sheet. These costs will be amortized over the life of the Term Loans and are recorded in “Interest Expense” on the Consolidated Statements of Operations.

On November 6, 2017, the Company entered into an indenture (the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”), pursuant to which the Company issued a total of $150.0 million aggregate principal amount of Notes. The Notes bear interest at a rate of 2.00% per year, payable in cash on February 1 and August 1 of each year, commencing on February 1, 2018.  The Notes will mature on February 1, 2023, unless earlier repurchased or converted.

In December 2017, we entered into fixed-for-floating interest rate forward swap agreements (expiring July 2021) with two counterparties starting from April 2018, to swap variable interest payments on our debt for fixed interest payments. The aggregate notional amount of these interest rate swaps was $300 million.

On November 17, 2017, the Company entered into a privately negotiated agreement to induce the extinguishment of a portion of the Spansion Notes. The Company paid the holders of the Spansion Notes cash in the aggregate principal of $128 million and delivered 17.3 million shares of common stock for the conversion spread. The Company recorded $4.3 million in loss on extinguishment, which included $1.2 million paid in cash as an inducement premium and a reduction in additional paid-in capital of $290.6 million towards the deemed repurchase of the equity component of the notes. As of December 31, 2017, the remaining principal amount was $22.0 million. The Notes will mature on September 1, 2020 unless earlier repurchased or converted.
We believe that liquidity provided by existing cash, cash equivalents and investments, our cash from operations and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, if economic conditions deteriorate, debt covenants unexpectedly impact our business, and/or financial, business and other factors beyond our control adversely affect our estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. We may also choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives including the acquisition of other companies, repurchase shares of our stock, increase our dividends or pay a special dividend and provide us with additional flexibility to take advantage of other business opportunities that arise.
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

Sales to certain distributors are made under agreements which provide the distributors with price protection, stock rotation and other allowances under certain circumstances. The Company typically recognizes revenue from sales of its products to distributors upon shipment. An allowance for estimated distributor credits covering price adjustments is recorded based on historical experience rates as well as economic conditions and contractual terms. Any effects of change in estimates related to distributor price adjustments are recorded as an adjustment to revenue.

Prior to 2014, we had recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition) given the difficulty, at the time, in estimating the ultimate price of these product shipments and amount of potential returns. We continuously reassess our ability to reliably estimate the ultimate price of these products and, over the past several years, have made investments in our systems and processes around its distribution channel to improve the quality of the information it receives from its distributors. Given these ongoing investments, and based on the financial framework we use for estimating potential price adjustments, in the fourth quarter of 2014 we began recognizing revenue on certain product families and with certain distributors (less its estimate of future price adjustments and returns) upon shipment to the distributors (also referred to as the sell-in basis of revenue recognition).

During fiscal 2015, we recognized $40.9 million of incremental revenue from this change, which resulted in a decrease in net loss of $25.0 million or $0.08 per basic and diluted shares.

During fiscal 2016, we recognized approximately $59.2 million of incremental revenue from this change in revenue recognition, which resulted in a reduction of our net loss of $19.5 million for fiscal 2016, or $0.06 per basic and diluted share. By the end of fiscal 2016, the Company had transitioned all revenue from distributions from sell-through to the sell-in basis of revenue recognition.
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
Our revenue reporting is dependent on receiving pertinent, accurate and timely data from our distributors. Distributors provide us periodic data regarding the product, price, quantity, and end customer when products are resold as well as the quantities of our products they still have in stock. Because the data set is large and complex and because there may be errors in the reported data, we must use estimates and apply judgments to reconcile distributors’ reported inventories to their activities. Actual results could vary materially from those estimates.
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
Valuation of Goodwill:
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We assess our goodwill for impairment on an annual basis. Additionally, if certain events or circumstances indicate that an impairment loss may have been incurred, we will also perform an impairment assessment on an interim basis. In accordance with ASU 2011-08, Testing Goodwill for Impairment, qualitative factors can be assessed to determine whether it is necessary to perform the current two-step test for goodwill impairment. If we believe, as a result of our qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required.
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
The Company enters into cash flow hedges to protect non-functional currency revenues, inventory purchases and certain other operational expenses against variability in cash flows due to foreign currency fluctuations. The Company’s foreign currency forward contracts that were designated as cash flow hedges have maturities between three and twelve months. The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in other income (expense), net in its Consolidated Statements of Operations.
The Company enters into interest rate swaps to manage the variability in cash flow due to interest rate fluctuations. The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in other income (expense), net in its Consolidated Statements of

Operations. Changes in the fair value of interest rate swaps that have been designated as hedging instruments will be recognized in accumulated other comprehensive income.
Refer Note 11 of the Notes to the Consolidated Financial Statements under Item 8 for further details on cash flow and balance sheet hedges.
Share-Based Compensation:
Under the fair value recognition provisions of the guidance, the Company recognizes share-based compensation based on the grant date fair value of the award and is recognized over the service period, which is usually the vesting period. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including measurement of the level of achievement of performance milestones, the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Through fiscal 2016, we estimated the expected forfeiture rate and only recognized the expense for those shares expected to vest. Beginning fiscal 2017, with the adoption of ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," the Company elected to recognize forfeitures as they occurred and adopted these changes using a modified retrospective approach, with a cumulative adjustment recorded to opening accumulative deficit. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.
Employee Benefit Plans:
In connection with the Merger, we assumed the Spansion Innovates Group Cash Balance Plan (a defined benefit pension plan) in Japan. A defined benefit pension plan is accounted for on an actuarial basis, which requires the selection of various assumptions such as turnover rates, discount rates and other factors. The discount rate assumption is determined by comparing the projected benefit payments to the Japanese corporate bonds yield curve as of the end of the most recently completed fiscal year. The benefit obligation is the projected benefit obligation (PBO), which represents the actuarial present value of benefits expected to be paid upon retirement. This liability is recorded in other long-term liabilities on the Consolidated Balance Sheets. Net periodic pension cost is recorded in the Consolidated Statements of Operations and includes service cost. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money associated with the passage of time on the PBO. Gains or losses resulting from a change in the PBO if actual results differ from actuarial assumptions will be accumulated and amortized over the future life of the plan participants if they exceed 10% of the PBO, being the corridor amount. If the amount of a net gain or loss does not exceed the corridor amount, it will be recorded to other comprehensive income (loss). See Note 18 of the Notes to the Consolidated Financial Statements for further details of the pension plans.

Accounting for Income Taxes:

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the repeal of corporate AMT for tax years, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. We have computed our provision for income taxes in accordance with the Act and guidance available as of the date of this filing and as a result have recorded a tax benefit of $8.6 million in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax liabilities, based on the rates at which they are expected to reverse in the future, was a tax benefit of $3.0 million. The provisional amount related to the repeal of corporate AMT was a tax benefit of $5.6 million as the prior year AMT credit will be refunded over 2018 - 2021. Based on the Act and guidance available as of the date of this filing, the Company determined a provisional estimate of the impact of the one-time transition tax on the mandatory deemed repatriation of accumulative foreign subsidiary earnings. The Company estimates that the transition tax will result in the utilization of $46.0 million of net operating loss carryforwards against which the Company maintains a corresponding valuation allowance. As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax asset at December 31, 2017, which resulted in a decrease of the net deferred tax balance and corresponding valuation allowance balance of $158.7 million.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that there is no additional current tax expense required to be recorded in connection with the transition tax on the mandatory deemed repatriation of cumulative foreign earnings and a reasonable estimate at December 31, 2017 as we believe we have sufficient tax attributes such as NOL and tax credits to offset any tax imposed on this income. Additional work is necessary for a more detailed analysis of our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense upon completion of the analysis during the subsequent quarters of 2018.
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
Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to the Senior Secured Revolving Credit Facility (expiring March 2020) and the Term Loan (expiring July 2021). Interest on our Senior Secured Revolving Credit Facility and Term Loan is at a variable rate. The interest rate on each of these instruments is tied to short term interest rate benchmarks including the Prime Rate and LIBOR.
In December 2017, we entered into fixed-for-floating interest rate forward swap agreements (expiring July 2021) with two counterparties starting from April 2018, to swap variable interest payments on our debt for fixed interest payments; these agreements will expire on July 2021. The objective of the swap was to effectively fix the interest rate at current levels without having to refinance the outstanding term loan, thereby avoiding the incurrence of transaction costs. The interest rate on the variable debt will continue to float until it becomes fixed in April 2018. As of December 31, 2017, these swaps were not designated as hedging instruments. As of December 31, 2017, the aggregate notional amount of these interest rate swaps was $300 million. The gross asset and liability at fair value as well as the net impact to the Consolidated Statements of Operations was immaterial. Subsequent to year-end, on January 3, 2018, we have evaluated the hedge effectiveness of the interest rate swaps and have designated these swaps as hedging instruments. Upon designation as hedge instruments, future changes in fair value of these swaps will be recognized in accumulated other comprehensive loss.

A one hundred basis point change in the contractual interest rates would change our interest expense for the Senior Secured Revolving Credit Facility and Term Loan by approximately $3.0 million annually.
Our long-term operating results and cash flows may be materially affected to a significant degree by a sudden change in market interest rates.
Foreign Currency Exchange Risk
We operate and sell products in various global markets generating revenue primarily in USD and Yen and incur costs denominated in many currencies including USD, Yen, Euro, Renminbi, Thai Baht, Philippine Peso, Indian Rupee, Malaysian Ringgit and several other non-material currencies but predominantly the U.S. dollar. We are exposed to certain risks associated with changes in foreign currency exchange rates in all these non-U.S. locations.
Example of our foreign currency transactions including:

•	sales of our products to Japanese distributors are denominated in U.S. dollars, Japanese yen and Euros;

•	some of our manufacturing costs are denominated in Japanese yen, and other foreign currencies such as the Thai Baht, Philippine Peso and Malaysian Ringgit; and

•	some fixed asset purchases and sales are denominated in other foreign currencies.
Consequently, movements in exchange rates could cause our revenues and our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our foreign exchange exposure on our foreign currency denominated assets and liabilities. We hedge a percentage of our forecasted revenue and expenses denominated in Japanese yen with foreign currency forward contracts. The objective of these contracts is to mitigate impact of foreign currency exchange rate movements to our operating results on a short-term basis. We do not use these contracts for speculative or trading purposes.
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	January 1, 2017
ASSETS	(In thousands, except per-share amounts)
Current assets:
Cash and cash equivalents	$151,596	$120,172
Accounts receivable, net	295,991	333,037
Inventories	272,127	287,776
Assets held for sale	—	30,796
Other current assets	103,637	122,162
Total current assets	823,351	893,943
Property, plant and equipment, net	289,554	297,266
Goodwill	1,439,472	1,439,472
Intangible assets, net	715,120	904,561
Equity method investments	122,514	188,687
Other long-term assets	147,039	147,942
Total assets	3,537,050	3,871,871
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	213,101	241,424
Accrued compensation and employee benefits	79,275	60,552
Price adjustments and other distributor related reserves	173,592	154,525
Dividends payable	38,741	35,506
Current portion of long-term debt	27,303	30,152
Other current liabilities	143,485	180,298
Total current liabilities	675,497	702,457
Deferred income taxes and other tax liabilities	52,006	44,934
Credit facility and long-term debt	956,513	1,194,979
Other long-term liabilities	35,442	36,749
Total liabilities	1,719,458	1,979,119
Commitments and contingencies (Note 20)	—	—
Stockholder's Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 525,719 and 497,055 shares issued; 352,220 and 323,583 shares outstanding at December 31, 2017 and January 1, 2017, respectively	4,936	4,737
Additional paid-in-capital	5,659,612	5,659,644
Accumulated other comprehensive loss	(1,362)	(8,811)
Accumulated deficit	(1,511,706)	(1,428,441)
Stockholders’ equity before treasury stock	4,151,480	4,227,129
Less: shares of common stock held in treasury, at cost; 173,498 and 173,472 shares at December 31, 2017 and January 1, 2017, respectively	(2,334,944)	(2,335,301)
Total Cypress stockholders’ equity	1,816,536	1,891,828
Non-controlling interest	1,056	924
Total equity	1,817,592	1,892,752
Total liabilities and equity	$3,537,050	$3,871,871

 The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands, except per-share amounts)
Revenues	$2,327,771	$1,923,108	$1,607,853
Costs and expenses:
Cost of revenues	1,370,309	1,235,540	1,204,196
Research and development	357,016	331,175	274,813
Selling, general and administrative	303,651	317,362	320,227
Amortization of acquisition-related intangible assets	195,304	174,745	108,335
Costs and settlement charges related to shareholder matter	14,310	—	—
Impairment of acquisition-related intangible assets	—	33,944	—
Impairment related to assets held for sale	—	37,219	—
Goodwill impairment charge	—	488,504	—
Restructuring costs	9,088	26,131	90,084
(Gain) related to investment in Deca Technologies Inc.	—	(112,774)	—
(Gain) on divestiture of TrueTouch® Mobile business	—	—	(66,472)
Total costs and expenses	2,249,678	2,531,846	1,931,183
Operating income (loss)	78,093	(608,738)	(323,330)
Interest expense	(80,215)	(55,192)	(16,356)
Other income (expense), net	4,268	313	(3,769)
Loss before income taxes and non-controlling interest	2,146	(663,617)	(343,455)
Income tax (provision)	(11,157)	(2,616)	(16,960)
Share in net loss and impairment of equity method investees	(71,772)	(17,644)	(7,148)
Net loss	(80,783)	(683,877)	(367,563)
Net (gain) loss attributable to non-controlling interest, net of taxes	(132)	643	2,271
Net loss attributable to Cypress	$(80,915)	$(683,234)	$(365,292)
Net loss per share attributable to Cypress:
Basic	$(0.24)	$(2.14)	$(1.21)
Diluted	$(0.24)	$(2.14)	$(1.21)
Cash dividends declared per share	$0.44	$0.44	$0.44
Shares used in net (loss) per share calculation:
Basic	333,451	319,522	302,036
Diluted	333,451	319,522	302,036

The accompanying notes are an integral part of these consolidated financial statements

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended
	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Net loss	(80,783)	(683,877)	(367,563)
Other comprehensive (loss) income:
Net change in unrealized (losses) gains on available for sale securities	—	—	28
Net unrecognized gain on defined benefit plan	324	(1,214)	26
Net unrealized gain (loss) on cash flow hedges:	—	—	—
Net unrealized gain (loss) arising during the period	511	(5,186)	(1,651)
Net loss reclassified into earnings for revenue hedges (effective portion)	(4,634)	13,650	(1,678)
Net loss reclassified into earnings for revenue hedges (ineffective portion)	—	(173)	—
Net loss reclassified into earnings from expense hedges (ineffective portion)	—	—	80
Net loss (gain) reclassified into earnings for expense hedges (effective portion)	10,586	(15,661)	3,014
Provision for income tax	662	—	—
Net unrealized gain (loss) on cash flow hedges	7,125	(7,370)	(235)
Other comprehensive gain (loss)	7,449	(8,584)	(181)
Comprehensive income (loss)	(73,334)	(692,461)	(367,744)
Comprehensive loss attributable to non-controlling interest	(132)	643	2,271
Comprehensive income (loss) attributable to Cypress	$(73,466)	$(691,818)	$(365,473)

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Equity
	(in thousands, except share amounts)
Balances at December 28, 2014	306,167	$3,039	$2,675,170	$(46)	$(379,913)	143,154	$(2,090,493)	$(5,892)	$201,865
Net loss attributable to Cypress	—	—	—	—	(365,292)	—	—	—	(365,292)
Net unrealized gain (loss) on available-for-sale investments	—	—	—	(181)	—	—	—	—	(181)
Changes in employee deferred compensation plan assets	—	—	—	—	—	—	(227)	—	(227)
Yield enhancement structured agreements, net	—	(96)	(9,118)	—	—	1,000	—	—	(9,214)
Assumption of stock options and awards related to Spansion Merger	163,932	—	2,666,865	—	—	—	—	—	2,666,865
Assumption of 2.00% Spansion Exchangeable Notes related to Spansion Merger	—	—	287,362	—	—	—	—	—	287,362
Issuance of common shares under employee stock plans	11,813	1,694	53,863	—	—	—	—	—	55,557
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	234	(2,455)	—	(2,455)
Repurchase of common shares	—	—	—	—	—	5,248	(55,018)	—	(55,018)
Stock-based compensation	—	—	85,977	—	—	—	—	—	85,977
Dividends	—	—	(146,545)	—	—	—	—	—	(146,545)
Noncontrolling interest	—	—	—	—	—	—	—	(2,271)	(2,271)
Balances at January 3, 2016	481,912	$4,637	$5,613,574	$(227)	$(745,205)	149,636	$(2,148,193)	$(8,163)	$2,716,423

Net loss attributable to Cypress	—	—	—	—	(683,234)	—	—	—	(683,234)
Net unrealized gain (loss) on available-for-sale investments	—	—	—	(7,344)	(2)		—	—	(7,346)
Unrealized gain (loss) on defined benefit pension plan	—	—	—	(1,240)	—	—	—	—	(1,240)
Changes in employee deferred compensation plan assets	—	—	—	—	—	—	(94)	—	(94)
Issuance of common shares under employee stock plans	15,143	100	48,166	—	—	—	—	—	48,266
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	887	(11,320)	—	(11,320)
Repurchase of common shares	—	—	—	—	—	22,949	(175,694)	—	(175,694)
Stock-based compensation	—	—	98,781	—	—	—	—	—	98,781
Issuance of 4.5% 2022 Senior Exchangeable Notes	—	—	47,686	—	—	—	—	—	47,686
Purchase of capped calls related to 4.5% 2022 Senior Exchangeable Notes	—	—	(8,165)	—	—	—	—	—	(8,165)
Dividends	—	—	(140,398)	—	—	—	—	—	(140,398)
Deconsolidation of Deca	—	—	—	—	—	—	—	6,838	6,838
Noncontrolling interest	—	—	—	—	—	—	—	2,249	2,249
January 1, 2017	497,055	4,737	5,659,644	(8,811)	(1,428,441)	173,472	(2,335,301)	924	$1,892,752

Net loss attributable to Cypress	—	—	—	—	(80,915)	—	—	—	(80,915)

Net unrealized gain (loss) on available-for-sale and other investments	—	—	—	7,125	—	—		—	—	7,125
Unrealized gain (loss) on defined benefit pension plan	—	—	—	324	—	—	—	—	—	324
Changes in employee deferred compensation plan assets	—	—	—	—	—	—		477	—	477
Adoption of ASU 2016-09		—	2,350	—	(2,350)			—	—	—
Issuance of common shares under employee stock plans	11,316	26	47,245	—	—	—		—	—	47,271
Issuance of common shares upon conversion of 2% 2020 Spansion Exchangeable Notes	17,348	173	283,634	—	—	27		—	—	283,807
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	—		(120)	—	(120)
Stock-based compensation	—	—	90,261	—	—	—		—	—	90,261
Issuance of 2% 2023 Exchangeable Notes	—	—	15,028	—	—	—		—	—	15,028
Extinguishment of 2% 2020 Spansion Exchangeable Notes	—	—	(290,591)	—	—	—		—	—	(290,591)
Dividends	—	—	(147,959)	—	—	—		—	—	(147,959)
Noncontrolling interest	—	—	—	—	—	—		—	132	132
Balances at December 31, 2017	525,719	$4,936	$5,659,612	$(1,362)	$(1,511,706)	173,498		$(2,334,944)	$1,056	$1,817,592
 The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(80,783)	$(683,877)	$(367,563)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expenses	91,581	98,513	83,690
Depreciation and amortization	264,905	265,922	241,584
Impairment of acquisition-related intangible assets	—	33,944	—
Impairment related to assets held for sale	—	37,219	—
Impairment of goodwill	—	488,504	—
(Gain) on divestitures	(1,245)	—	(66,472)
(Gain) related to investment in Deca Technologies	—	(112,774)	—
(Gain) loss on sale or retirement of property and equipment, net	(1,165)	7,375	424
Share in net loss and impairment of equity method investees	71,772	17,644	7,148
Accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt	21,091	13,139	2,537
Loss on trading securities	—	598	3,191
Loss on extinguishment of debt	7,246	—	—
Restructuring and other costs	8,997	27,235	11,623
Changes in operating assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	37,046	(41,022)	(117,371)
Inventories	14,327	(33,677)	288,264
Other current and long-term assets	9,629	(12,225)	(5,977)
Price adjustments and other distributor related reserves	19,067	100,389	31,705
Accounts payable and other liabilities	(58,981)	79,476	(89,737)
Deferred margin on sales to distributors	—	(68,964)	(14,245)
Net cash provided by operating activities	403,487	217,419	8,801
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(550,000)	(105,130)
Proceeds from maturities of available-for-sale investments	—	40,000	800
Proceeds from sales of available-for-sale investments	—	45,904	16,584
Purchases of available-for-sale securities	—	(80,202)	(1,530)
Contributions, net of distributions to deferred compensation plan	2,562	(1,857)	1,511
Acquisition of property, plant and equipment	(54,284)	(57,398)	(47,206)
Proceeds from sales of property and equipment	2,340	—	—
Investment in Deca Technologies Inc.	—	17,627	—
Cash paid for equity and cost method investments	(9,285)	(27,149)	(34,126)
Proceeds from divestitures	45,500	—	88,635
Other	(1,262)	(364)	1,375
Net cash used in investing activities	(14,429)	(613,439)	(79,087)

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Cash flows from financing activities:
Repurchase of common stock	—	(175,694)	(55,018)
Proceeds from employee stock-based awards	47,153	43,850	52,857
Yield enhancement structured agreements settled in cash, net	—	—	387
Yield enhancement structured agreements settled in stock, net	—	—	(9,601)
Payments of cash dividends	(144,749)	(141,410)	(127,995)
Purchase of capped calls	—	(8,165)	—
Proceeds from settlement of capped calls	—	—	25,293
Repayment of equipment leases, loans and other	(112)	(11,061)	(9,420)
Borrowings under senior secured revolving credit facility	190,000	195,000	537,000
Borrowings under Term Loans	91,250	450,000	97,228
Repayments of senior secured revolving credit facility	(432,000)	(312,000)	(315,000)
Repayment of Term Loans	(118,701)	(10,625)	—
Financing costs related to debt	(12,475)	(27,893)	(2,491)
Payment for extinguishment of 2% 2020 Spansion Exchangeable Notes	(128,000)	—	—
Proceeds from issuance of Exchangeable Notes	150,000	287,500	—
Net cash provided by (used in) financing activities	(357,634)	289,502	193,240
Net increase (decrease) in cash and cash equivalents	31,424	(106,518)	122,954
Cash and cash equivalents, beginning of year	120,172	226,690	103,736
Cash and cash equivalents, end of year	151,596	120,172	226,690
Supplemental disclosures:
Dividends payable	$38,741	$35,506	$36,549
Cash paid for income taxes	6,576	8,288	8,736
Cash paid for interest	53,131	32,625	9,670
Unpaid purchases of property, plant and equipment	14,291	3,960	6,663

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Cypress Semiconductor Corporation ("Cypress" or the "Company") manufactures and sells advanced embedded system solutions for automotive, industrial, home automation and appliances, consumer electronics and medical products. Cypress' microcontrollers, analog integrated circles ("ICs"), wireless and wired connectivity solutions and memories help engineers design differentiated products and help them with speed to market. Cypress is committed to providing customers with support and engineering resources.

On March 12, 2015, the Company completed the merger (“Spansion Merger”) with Spansion Inc. (“Spansion”) pursuant to the Agreement and Plan of Merger and Reorganization, as of December 1, 2014, (the "Merger Agreement"), for a total consideration of approximately $2.8 billion.

On July 5, 2016, the Company completed its acquisition of certain assets primarily related to the Internet of Things business ("IoT business") of Broadcom Corporation (“Broadcom”) pursuant to an Asset Purchase Agreement with Broadcom, dated April 28, 2016, for a total consideration of approximately $550 million.

On July 29, 2016, Deca Technologies Inc. ("Deca"), our majority-owned subsidiary, entered into a share purchase agreement (the "Purchase Agreement"), whereby certain third-party investors purchased 41.1% of the shares outstanding at the said date for an aggregate consideration of approximately $111.4 million. Concurrently, Deca repurchased certain of its preferred shares from the Company. As a result of these transactions, the Company has changed the method of accounting for its investment in Deca from consolidation to the equity method of accounting.

The comparability of results for the periods presented is significantly impacted by these transactions.

Basis of Preparation

The Company reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2017 ended on December 31, 2017, fiscal 2016 ended on January 1, 2017 and fiscal 2015 ended on January 3, 2016. Fiscal years 2017 and 2016 each contained 52 weeks. Fiscal 2015 contained 53 weeks.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Cypress and all of its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents, debt investments, interest rate swap obligations, trade accounts receivable and the capped calls. The Company’s investment policy requires cash investments to be placed with high-credit quality institutions and limits the amount of credit risk from any one issuer. The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company mitigates its exposure to credit risk to the extent that its counterparties for hedging transactions may be unable to meet the terms of the transactions. The Company mitigates this risk by limiting its counterparties to major financial institutions.

Outstanding accounts receivable from one of the Company’s distributors, accounted for 28% of the consolidated accounts receivable as of December 31, 2017. Outstanding accounts receivable from one of the Company's distributors, accounted for 24% of the consolidated accounts receivable as of January 1, 2017.

Revenue generated through two of Company's distributors, accounted for 20% and 13%, respectively, of Company's consolidated revenues for fiscal 2017.

Revenue generated through one of the Company’s distributors accounted for 23% of the consolidated revenues for fiscal 2016.

Revenue generated through two of the Company’s distributors, accounted for 25% and 10% respectively, of the consolidated revenues for fiscal 2015.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. The Company writes down its inventories which have become obsolete or are in excess of anticipated demand or net realizable value based upon assumptions about demand forecasts, product life cycle status, product development plans and current sales levels.

Long-Lived Assets

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and leasehold interests are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Estimated useful lives are as follows:

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

Assets Held for Sale

The Company considers properties to be assets held for sale when management approves and commits to a plan to dispose of a property or group of properties. Assets held for sale are recorded initially at the lower of its carrying value or its estimated fair value, less estimated costs to sell. Upon designation as an asset held for sale, the Company stops recording depreciation expense on such assets. Costs to sell a disposal group include incremental direct costs to transact the sale and represent the costs that result directly from and are essential to a sale transaction that would not have been incurred by the entity had the decision to sell not been made.

The properties that are held for sale prior to the sale date are classified as held for sale and are presented separately in the appropriate asset and liability sections of the balance sheet. See Note 5 of the Notes to the Consolidated Financial Statements for more information.

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

The fair value of debt immediately prior to its derecognition is calculated based on the remaining expected life of the debt instrument and an updated current non-convertible debt rate assumption. The gain or loss on extinguishment equaling the difference between the calculated fair value of the debt immediately prior to its derecognition and the carrying amount of the debt components, including the remaining unamortized debt discount, is recorded in the Consolidated Statements of Operations. The remainder of the consideration relates to the reacquisition of the equity component and as an adjustment to additional paid-in-capital.

In accounting for the cost of the capped call transaction entered in connection with the issuance of the 4.5% 2022 Senior Exchangeable Notes, the Company included the cost as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheet, in accordance with the guidance in ASC 815-40 Derivatives and Hedging-Contracts in Entity’s Own Equity.  See Note 14 of the Notes to the Consolidated Financial Statements for more information.

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

Sales to certain distributors are made under agreements which provide the distributors with price protection, stock rotation and other allowances under certain circumstances. The Company typically recognizes revenue from sales of its products to distributors upon shipment. An allowance for estimated distributor credits covering price adjustments is recorded based on historical experience rates as well as economic conditions and contractual terms. Any effects of change in estimates related to distributor price adjustments are recorded as an adjustment to revenue.

The Company had historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer (also referred to as the sell-through basis of revenue recognition). The Company continuously reassesses its ability to reliably estimate the ultimate price of these products and, over the past several years, has made investments in its systems and processes around its distribution channel to improve the quality of the information it receives from its distributors. Given these ongoing investments, and based on financial framework used for estimating potential price adjustments, in the fourth quarter of 2014 the Company began recognizing revenue on certain product and with certain distributors (less its estimate of future price adjustments and returns) upon shipment to the distributors (also referred to as the sell-in basis of revenue recognition).

During fiscal 2016, the Company recognized $59.2 million of incremental revenue from this change in revenue recognition, which resulted in a reduction of the Company's net loss of $19.5 million for fiscal 2016, or $0.06 per basic and diluted share. As at the end of fiscal 2016, 100% of the distribution revenue had been converted to sell-in basis of revenue recognition.

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

Employee Benefit Plans

A defined benefit pension plan is accounted for on an actuarial basis, which requires the selection of various assumptions such as turnover rates, discount rates and other factors. The discount rate assumption is determined by comparing the projected benefit payments to the corporate bonds yield curve as of end of the most recently completed fiscal year. The benefit obligation is the projected benefit obligation (PBO), which represents the actuarial present value of benefits expected to be paid upon retirement. This liability is recorded in other long-term liabilities on the Consolidated Balance Sheets. Net periodic pension cost is recorded in the Consolidated Statements of Operations and includes service cost. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money associated with the passage of time on the PBO. Gains or losses resulting from a change in the PBO if actual results differ from actuarial assumptions will be accumulated and amortized over the future life of the plan participants if they exceed 10% of the PBO, being the corridor amount. If the amount of a net gain or loss does not exceed the corridor amount, it will be recorded to other comprehensive income (loss). See Note 18 of Notes to the Consolidated Financial Statements for further details of the pension plans.

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

Cash Flow Hedges

The Company has an on-going cash flow hedge program and enters into cash flow hedges to protect non-functional currency revenue, inventory purchases and certain operating expenses from foreign currency fluctuation. The Company does not enter into derivative securities for speculative purposes. The Company’s foreign currency forward contracts that were designated as cash flow hedges have maturities between three and 12 months. The maximum original duration of any contract allowable under the Company’s hedging policy is thirteen months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a monthly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income on the Consolidated Balance Sheets, until the forecasted transaction occurs. Interest charges or “forward points” on the forward contracts are excluded from the assessment of hedge effectiveness and are recorded in other income (expense), net in the Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or costs, depending on the risk hedged. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to other income (expense), net in its Consolidated Statements of Operations at that time.

The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in other income (expense), net in its Consolidated Statements of Operations.

See Note 11 of Notes to the Consolidated Financial Statements for further details of the contracts.

Shipping and Handling Costs

The Company records costs related to shipping and handling of our products in cost of revenues.

Advertising Costs

Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expense was $3.2 million, $3.1 million and $5.0 million for fiscal years 2017, 2016 and 2015, respectively.

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act (the "Act"). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The GILTI provision is effective for the Company beginning after December 31, 2017. The Company is currently analyzing the differences between book and tax basis amounts which could potentially reverse in future periods, resulting in an increase or decrease in GILTI in the period of reversal. Because of the complexity of the new provisions, the Company is continuing to evaluate the related accounting under U.S. GAAP, wherein companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the tax is incurred (the “period cost method”), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). Currently, the Company has not elected a method and will only do so after its completion of the analysis of the GILTI provisions.  However, due to the valuation allowance position in the U.S., regardless of the method chosen, the Company does not expect to record a tax provision associated with the GILTI provisions until such time as the U.S. federal deferred taxes are more likely than not to be realized.

Foreign Currency Transactions

The Company uses the United States dollar as the functional currency for all of its foreign entities. Assets and liabilities of these entities are remeasured into the United States dollar using exchange rates in effect at the end of the period, except for non-monetary assets and liabilities, such as property, plant and equipment, which are remeasured using historical exchange rates. Revenues and expenses are remeasured using average exchange rates in effect for the period, except for items related to assets and liabilities, such as depreciation, that are remeasured using historical exchange rates. The total gains (losses) from foreign currency re-measurement for fiscal years 2017, 2016 and 2015 were $(1.8) million, $(4.3) million and $0.7 million respectively and are included in "Other income (expense), net," in the Consolidated Statements of Operations. For additional details related to items included in “Other income (expense), net,” see Note 13 of the Notes to the Consolidated Financial Statements.

Net loss per Share

Basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and exchangeable notes, using the treasury stock method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

Impact of Recently Issued Accounting Pronouncements

The following are the accounting pronouncements issued but not adopted that may materially affect the Company’s consolidated financial statements:

In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standard Update ("ASU") on revenue from contracts with customers, ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASC 606") which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition standards. The new standard requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current standard. The new standard will be effective for the Company starting in the first quarter of fiscal 2018. Two methods of adoption are permitted: (a) full retrospective adoption, meaning this standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance.

The Company has selected the modified retrospective transition method. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements including the potential impact of the additional disclosure requirement primarily because the Company transitioned to the sell-in basis of revenue recognition by the end of 2016, as described in Note 1. The timing of revenue recognition of sale of custom products is also not expected to change as such custom products typically have an alternative use. The non-recurring engineering arrangements will require the Company to use an input method as the basis for recognizing revenue, however, the impact is not expected to be material upon adoption as there were no material open non-recurring engineering arrangements as of December 31, 2017. The Company is implementing changes to its accounting policies, internal controls, and disclosures to support the new standard; however, these changes will not be material.

In February 2016, the FASB issued ASU 2016-02, Leases, ("Topic 842"), which replaces most current lease guidance when it becomes effective. This standard update intends to increase the transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, “Intra- Entity Transfers of Assets Other Than Inventory.” For public entities, ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will adopt this guidance in the first quarter fiscal 2018. The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill.  Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company is evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

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

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in ASU 2017-12 are intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance in ASU 2017-12 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies several aspects of the accounting for share-based payments transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 as of the first day of the 2017 fiscal year. The provisions of ASU 2016-09 related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures were adopted using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of January 2, 2017. The provisions of ASU 2016-09 related to the recognition of excess benefits in the income statement and classification in the statement of cash flows were adopted prospectively and the prior periods were not retrospectively adjusted. The Company has elected to recognize forfeitures as they occur and adopted this change using a modified retrospective approach, with a cumulative adjustment recorded to opening accumulated deficit. The Company recorded a cumulative effect adjustment to opening accumulated deficit of $2.3 million, with a commensurate increase in paid-in capital. The previously unrecognized tax benefits were recorded as deferred tax asset of $138.0 million, which was fully offset by a valuation allowance resulting in no impact to opening accumulated deficit. In addition, due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to the income tax provision from excess tax benefits in fiscal 2017 as a result of this adoption.

Revision of Previously Issued Financial Statements

During the fiscal year ended December 31, 2017, certain immaterial errors that originated in fiscal years ended January 1, 2017 and January 3, 2016 were identified. The Company assessed the materiality of these errors in accordance with the SEC guidance on considering the effects of prior-period misstatements based on an analysis of quantitative and qualitative factors on both the annual and interim period financial statements. Based on this analysis, the Company determined that these errors were immaterial to each of the prior fiscal years and interim periods within those fiscal years. However, the Company has concluded that correcting these errors in its fiscal 2017 financial statements would materially understate the net loss for the year ending December 31, 2017. Accordingly, the Company has reflected the correction of these prior period errors in the periods in which they originated and revised its consolidated balance sheet as of January 1, 2017, and its consolidated statement of operations and comprehensive income (loss), its consolidated statement of stockholders’ equity, and its consolidated statement of cash flows for the years ended January 1, 2017 and January 3, 2016.
These errors consisted primarily of errors in certain assumptions and calculations used in the determination of non-cash stock-based compensation primarily relating to the Employee Share Purchase Program (“ESPP”). These errors resulted in an overstatement of expenses and net loss or understatement of net income, and did not impact cash generated from operations, related to the fiscal years ended January 3, 2016 and January 1, 2017 and the first three quarters in the fiscal year ended December 31, 2017. The impact of these errors on internal controls over financial reporting has been included in Item 9A of this Form 10-K. In addition, concurrent with the correction of the aforementioned items, the Company is also revising its previously issued financial statements for certain other immaterial prior period errors that were previously corrected through out-of-period adjustments in the Company’s consolidated financial statements in reporting periods other than those in which these errors originated.
The effect of the immaterial corrections on the consolidated balance sheet as of January 1, 2017 are as follows:

	As of January 1, 2017
	(In thousands)
Revised Consolidated Balance Sheet Amounts:	As previously reported	Adjustments	As revised
Additional paid-in-capital	$5,676,236	$(16,592)	$5,659,644
Accumulated deficit	$(1,445,033)	$16,592	$(1,428,441)

The effect of the immaterial corrections on the consolidated statement of operations for the fiscal years 2016 and 2015 are as follows:

	Year Ended January 1, 2017			Year Ended January 3, 2016
Revised Consolidated Statements of Operations Amounts	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
	(In thousands, except per-share amounts)
Cost of revenues	$1,237,974	$(2,434)	$1,235,540	$1,207,850	$(3,654)	$1,204,196
Research and development	331,737	(562)	331,175	281,391	(6,578)	274,813
Selling, general and administrative	317,383	(21)	317,362	323,570	(3,343)	320,227
Total costs and expenses	2,534,863	(3,017)	2,531,846	1,944,758	(13,575)	1,931,183
Operating loss	(611,755)	3,017	(608,738)	(336,905)	13,575	(323,330)
Loss before income taxes and non-controlling interest	(666,634)	3,017	(663,617)	(357,030)	13,575	(343,455)
Net loss	(686,894)	3,017	(683,877)	(381,138)	13,575	(367,563)
Net loss attributable to Cypress	$(686,251)	$3,017	$(683,234)	$(378,867)	$13,575	$(365,292)
Net loss per share attributable to Cypress:
Basic	$(2.15)	$0.01	$(2.14)	$(1.25)	$0.04	$(1.21)
Diluted	$(2.15)	$0.01	$(2.14)	$(1.25)	$0.04	$(1.21)

The effect of the immaterial corrections on the consolidated statements of comprehensive income (loss) for the fiscal years 2016 and 2015 are as follows:

	Year Ended January 1, 2017			Year Ended January 3, 2016
Revised Consolidated Statements of Comprehensive Income (Loss):	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
	(In thousands)
Net loss	$(686,894)	$3,017	$(683,877)	$(381,138)	$13,575	$(367,563)
Comprehensive loss	(695,478)	3,017	(692,461)	(381,319)	13,575	(367,744)
Comprehensive loss attributable for Cypress	$(694,835)	$3,017	$(691,818)	$(379,048)	$13,575	$(365,473)

The effect of the immaterial corrections on the consolidated statements of stockholders’ equity for the fiscal years 2016 and 2015 are as follows:

Revised Consolidated Statement of Stockholders' Equity:
	Year Ended January 1, 2017
	As previously reported		Adjustments		As revised
	Additional Paid-In Capital	Accumulated Deficit	Additional Paid-In Capital	Accumulated Deficit	Additional Paid-In Capital	Accumulated Deficit
	(In thousands)
Net loss attributable to Cypress	$—	$(686,251)	$—	$3,017	$—	$(683,234)
Stock-based compensation	$105,536	$—	$(6,755)	$—	$98,781	$—

Revised Consolidated Statement of Stockholders' Equity:
	Year Ended January 3, 2016
	As previously reported		Adjustments		As revised
	Additional Paid-In Capital	Accumulated Deficit	Additional Paid-In Capital	Accumulated Deficit	Additional Paid-In Capital	Accumulated Deficit
	(In thousands)
Net income attributable to Cypress	$—	$(378,867)	$—	$13,575	$—	$(365,292)
Stock-based compensation	$95,814	$—	$(9,837)	$—	$85,977	$—

The effect of the immaterial corrections on the consolidated statements of cash flows for the fiscal years 2016 and 2015 are as follows:

	Year ended January 1, 2017			Year ended January 3, 2016
Revised Consolidated Statements of Cash Flows:	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
	(In thousands)
Net (loss) income	$(686,894)	$3,017	$(683,877)	$(381,138)	$13,575	$(367,563)
Stock-based compensation expense	105,268	(6,755)	98,513	93,527	(9,837)	83,690
Changes in accounts payable and other liabilities	76,699	2,777	79,476	(86,960)	(2,777)	(89,737)
Changes in price adjustment reserve for sales to distributors	99,428	961	100,389	32,666	(961)	31,705
Net cash provided by operating activities	$217,419	$—	$217,419	$8,801	$—	$8,801

The effect of the immaterial corrections on the disclosures related to stock-based compensation for the fiscal years 2016 and 2015 are as follows:

	Year Ended January 1, 2017			Year Ended January 3, 2016
Revised Stock-Based Compensation Footnote:	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
	(In thousands)
Cost of revenues	$21,366	$(3,395)	$17,971	$16,459	$(2,693)	$13,766
Research and development	41,528	(3,339)	38,189	25,719	(3,801)	21,918
Selling, general, and administrative	42,374	(21)	42,353	51,349	(3,343)	48,006
Total stock-based compensation expense	$105,268	$(6,755)	$98,513	$93,527	$(9,837)	$83,690

	Year Ended January 1, 2017			Year Ended January 3, 2016
Revised Stock-Based Compensation Footnote:	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
	(In thousands)
Stock options	$700	$—	$700	$1,920	$—	$1,920
Restricted stock units and restricted stock awards	81,905	3,265	85,170	74,897	—	74,897
ESPP	22,663	(10,020)	12,643	16,710	(9,837)	6,873
Total stock-based compensation expense	$105,268	$(6,755)	$98,513	$93,527	$(9,837)	$83,690

The effect of the immaterial corrections on the disclosures related to deferred tax assets and liabilities as at January 1, 2017 is as follows:

	Year Ended January 1, 2017
Revised income tax footnote disclosures:	As previously reported	Adjustments	As revised
	(In thousands)
Credits and net operating loss carryovers	$493,879	$2,569	$496,448
Reserves and accruals	133,614	(13,161)	120,453
Excess of book over tax depreciation	35,886	—	35,886
Deferred income	26,457	—	26,457
Total deferred tax assets	689,836	(10,592)	679,244
Less valuation allowance	(458,674)	13,644	(445,030)
Deferred tax assets, net	231,162	3,052	234,214

Deferred tax liabilities:
Foreign earnings and others	(160,862)	(3,052)	(163,914)
Intangible assets arising from acquisitions	(71,960)	—	(71,960)
Total deferred tax liabilities	(232,822)	(3,052)	(235,874)
Net deferred tax assets	$(1,660)	$—	$(1,660)

The accompanying notes to these consolidated financial statements reflect the impact of the correction of the errors through the revision noted above.

NOTE 2. MERGERS AND ACQUISITIONS

Acquisition of IoT Business from Broadcom
On July 5, 2016, the Company completed its acquisition of certain assets primarily related to the IoT business of Broadcom Corporation (“Broadcom”) pursuant to an Asset Purchase Agreement, dated April 28, 2016. In connection with the closing of the transaction, the Company paid Broadcom $550 million in cash. The results of the business acquired as part of this acquisition is reported in the Company’s Microcontroller and Connectivity Division.
The acquisition was accounted for using the purchase method of accounting. Approximately $9.2 million in expenses were incurred as acquisition expenses related to the IoT business and were recorded in Selling, general and administrative line item in the Consolidated Statements of Operations.
The table below represents the allocation of the purchase price to the net assets acquired based on their estimated fair values:

Final allocation as of January 1, 2017

Intangible assets	$324,000
Property, plant and equipment	16,270
Inventories	11,655
Other current assets	6,550
Other long-term assets	4,203
Goodwill	189,094
Total assets acquired	$551,772
Other current liabilities	(1,199)
Other long-term liabilities	(573)
Total liabilities assumed	(1,772)
Fair value of net assets acquired	$550,000

The purchase price was allocated based on the estimated net tangible and intangible assets of the IoT business that existed on the date of the acquisition. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition.

Identifiable intangible assets
The table below shows the valuation of the intangible assets acquired from Broadcom along with their estimated useful lives:

	Amount	Estimated life
	(in thousands)	(in years)
Existing Technology	$189,300	4
In-Process Research and Development Technology Arrangement	88,900	N/A
Backlog	13,500	<1
Customer Relationships	20,000	10
License Agreements	3,700	1
Trademarks	8,600	4
Total intangible assets	$324,000

In-process research and development ("IPR&D") consisted of six projects. Of these projects, three projects were completed in fiscal 2017 and the remaining three projects are expected to be completed during fiscal 2018. The estimated remaining costs to complete the IPR&D projects were approximately $8.9 million as of the acquisition date. The acquired IPR&D will not be amortized until completion of the related products which is determined by when the underlying projects reach technological feasibility and commence commercial production. Upon completion, each IPR&D project will be amortized over its useful life which are expected to be approximately 4 years.
Goodwill
The excess of the fair value of the purchase consideration over the fair values of these identifiable assets and liabilities was recorded as goodwill. The goodwill recognized is primarily attributable to the assembled workforce, a reduction in costs and other synergies, and an increase in product development capabilities. Goodwill was initially allocated to the Company’s previous Data Communications Division and was reallocated to the new Microcontroller and Connectivity Division during the fourth quarter of 2016. The goodwill resulting from the acquisition is deductible for tax purposes.

Spansion Merger

On March 12, 2015, the Company completed the merger (“Merger”) with Spansion Inc. (“Spansion”) pursuant to the Agreement and Plan of Merger and Reorganization, as of December 1, 2014 (the “Merger Agreement”), for a total consideration of approximately $2.8 billion. In accordance with the terms of the Merger Agreement, Spansion shareholders received 2.457 Cypress shares for each Spansion share they owned. The shareholders of each company initially owned approximately 50% of the post-merger company. The Merger has been accounted for under the acquisition method of accounting with Cypress treated as the accounting acquirer.
The total purchase consideration of approximately $2.8 billion consisted of the following:

Amount
(In thousands)
Fair value of Cypress common stock issued to Spansion shareholders	$2,570,458
Fair value of partially vested Spansion equity awards assumed by Cypress	6,825
Fair value of vested Spansion options assumed by Cypress	89,582
Cash provided by Cypress to repay Spansion term loan	150,000
Total purchase consideration	$2,816,865

In connection with the Merger, the Company assumed stock options and RSUs originally granted by Spansion and converted them into Cypress stock options and RSUs. The fair value of the stock options assumed were determined using a Black-Scholes valuation model with market-based assumptions. The fair value of partially vested Spansion equity awards was $15.68 per share, the Cypress closing stock price on March 12, 2015. The fair value of unvested equity awards relating to future services, and not yet earned, is being recorded as operating expenses over the remaining service periods. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates.
The table below represents the final allocation of the purchase price to the net assets acquired based on their estimated fair values:

Final allocation as of January 3, 2016

Cash and cash equivalents	$44,870
Short-term investments	1,433
Accounts receivable, net	99,387
Inventories	450,634
Other current assets	56,630
Property, plant and equipment, net	356,908
Intangible assets, net	860,700
Goodwill	1,673,186
Other long-term assets	63,497
Total assets acquired	$3,607,245
Accounts payable	(155,336)
Accrued compensation and benefits	(44,669)
Income taxes payable	(1,399)
Other current liabilities	(158,113)
Deferred income taxes and other long term liabilities	(18,202)
Other non current liabilities	(21,477)
Long-term debt (1)	(391,184)
Total liabilities assumed	$(790,380)
Fair value of net assets acquired	$2,816,865
(1) Includes the fair value of the debt and equity components of Spansion's Exchangeable 2.00% Senior Notes assumed by the Company.
The table below shows the valuation of the intangible assets acquired from Spansion, along with their estimated useful lives:

	Amount	Estimated range of lives
	(In thousands)	(in years)
Existing Technology	$507,100	4 to 6
In-Process Research and Development Technology	212,300	N/A
Backlog	14,500	1
Customer/Distributor Relationships	97,300	9
License Agreements	9,400	3
Trade Name / Trademarks	20,100	10
Total intangible assets	$860,700
The purchase price was allocated based on the estimated net tangible and intangible assets of Spansion that existed on the date of the Merger. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the Merger. The Company finalized its purchase price allocation in the fourth quarter of 2015 when additional information became available, which resulted in change in values allocated to identifiable assets and liabilities.

Identifiable intangible assets
Developed technologies acquired primarily consisted of Spansion's existing technologies related to embedded systems semiconductors, which include flash memory, microcontroller, mixed-signal and analog products. An income approach was used to value Spansion’s developed technologies. Using this approach, the estimated fair value was calculated using expected future cash flows from specific products discounted to their net present values at an appropriate risk-adjusted rate of return.
Customer relationships represented the fair value that will be derived from the sale of products to Spansion’s existing customers based on existing, in-process, and future versions of the existing technology. Customer relationships were valued utilizing a form of the income approach known as the “distributor” method since the primary income producing asset of the business was determined to be the technology assets. Under this premise, the margin a distributor owns is deemed to be the margin attributable to the customer relationships. This isolates the cash flows attributable to the customer relationships that a market participant would be willing to pay for.
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
License agreements represented the estimated fair value of Spansion’s existing license agreements under which Spansion generated revenue by licensing its intellectual property to third parties and assists its customers in developing and prototyping their designs by providing software and hardware development tools, drivers and simulation models for system-level integration. License agreements were valued using a form of the income approach known as the of “multi-period excess earnings” approach. Under this approach, the expected cash flows associated with the License agreements were projected then discounted to present value at a rate of return that considers the relative risk of achieving the cash flows and the time value of money.
In-process research and development ("IPR&D") represented the estimated fair values of incomplete Spansion research and development projects that had not reached technological feasibility as of the date of Merger. Fair value of each project at the Merger date is being either amortized or impaired depending on whether the projects are completed or abandoned. The fair value of IPR&D was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D less charges representing the contribution of other assets to those cash flows. A discount rate of 10.5% was used to discount the cash flows to the present value.

IPR&D consisted of 21 projects, primarily relating to the development of process technologies to manufacture NOR, NAND, Analog, and MCU products. The acquired IPR&D is amortized until completion of the related products which is determined by when the underlying projects reach technological feasibility and commence commercial production. Upon completion, each IPR&D project will be amortized over its useful life; useful lives for IPR&D are expected to range between 4 years and 6 years.
As of December 31, 2017, 17 out of 21 projects originally identified, representing $97.1 million of the total capitalized IPR&D of $212.3 million, had reached technological feasibility and were transferred to developed technology. During fiscal 2016, the Company recognized a $33.9 million impairment charge related to two IPR&D projects that were canceled due to changes in the Company’s product portfolio strategy. The impairment charges are included in the “Impairment of acquisition-related intangible assets” line in the Consolidated Statements of Operations. There are two remaining IPR&D projects which are expected to be completed in fiscal 2018.
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
Pro forma consolidated results of operations

The following unaudited pro forma financial data for the years ended January 3, 2016 and January 1, 2017 assume that the acquisitions of the IoT business and Spansion Merger had occurred at the beginning of fiscal year 2016. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment, adjustments to stock-based compensation expense, and interest expense for the incremental indebtedness incurred, amortization of the step up to fair value of acquired inventory, acquisition related expenses and tax related expenses. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the combined businesses. Consequently, actual results will differ from the unaudited pro forma information presented below.

	Years Ended
	January 1, 2017	January 3, 2016
	(In thousands, except per-share amounts)
Revenues	$2,018,124	$1,982,824
Net loss	$(722,342)	$(491,969)
Net loss per share attributable to Cypress
Basic	$(2.26)	$(1.63)
Diluted	$(2.26)	$(1.63)

NOTE 3. GOODWILL

Annual impairment assessment
Goodwill is subject to an annual impairment test during the Company’s fourth quarter of each fiscal year, or earlier if indicators of potential impairment exist, using either a qualitative or a quantitative assessment. The Company's impairment review process compares the fair value of the reporting unit in which the goodwill resides to its carrying value.
In fiscal 2017, the Company elected to perform a qualitative analysis for impairment on goodwill based on which no goodwill impairment was identified in fiscal 2017. In assessing the qualitative factors, the Company considered the impact of these key factors: 1) change in the industry and competitive environment, 2) market capitalization, 3) stock price and 4) overall financial performance.
During the fourth quarter of fiscal 2016, immediately prior to and immediately after the reallocation of goodwill to the new reporting units, the Company performed a quantitative assessment to test goodwill for impairment. The Company estimated the fair values of its reporting units using a combination of the income and market approach. These valuation approaches consider a number of factors that include, but are not limited to, forecasted financial information, growth rates, terminal or residual values, discount rates and comparable multiples from publicly traded companies in the Company’s industry and require the Company to make certain assumptions and estimates regarding industry economic factors and the future profitability of its business. Based on this goodwill impairment test, the Company estimated that the fair value of equity of all reporting units exceeded their carrying value immediately prior to and immediately after the reorganization. As such, no impairment in the carrying value of goodwill was identified during the fourth quarter of fiscal 2016.
The next annual evaluation of the goodwill by reporting unit will be performed during the fourth quarter of fiscal year 2018, or earlier if indicators of potential impairment exist. Such indicators include, but are not limited to, challenging economic conditions, such as a decline in the Company's operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions. Such conditions could have the effect of changing one of the critical assumptions or estimates the Company uses to calculate the fair value of its reporting units, which could result in a decrease in fair value and require it to record goodwill impairment charges.

Goodwill as at December 31, 2017 and January 1, 2017 was $1.4 billion, of which $782.9 million and $656.6 million was allocated to Microcontroller & Connectivity Division (“MCD”) and Memory Products Division (“MPD”) respectively.

Changes in carrying value and allocation of goodwill

During fiscal years 2014, 2015 and through the first three quarters of fiscal 2016, the Company had four reporting units - MPD, Programmable Solutions Division (“PSD”), Data Communications Division (“DCD”) and Emerging Technologies Division (“ETD”), of which MPD, PSD and DCD carried goodwill.

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
As a result of a reorganization in the operations of the Company, effective in the beginning of the fourth quarter of fiscal 2016, the Company has two reporting units MPD and MCD. Upon the change of the reporting units, the carrying value of goodwill was reallocated to the new MPD and MCD reporting units based on relative fair values of the respective reporting units. Immediately prior to and following the reallocation, an analysis to assess the recoverability of the carrying value of goodwill was carried out which did not indicate any impairment.
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2017 were as follows:

	MPD	PSD	DCD	MCD	Total
	(in thousands)
Goodwill as of January 3, 2016 (1)	$770,046	$968,836	$—	$—	$1,738,882
Goodwill impairment		(488,504)			(488,504)
Goodwill from acquisition of IoT Business	—	—	217,726	—	217,726
Measurement period adjustments	—	—	(28,632)	—	(28,632)
Reallocation of goodwill	(113,447)	(480,332)	(189,094)	782,873	—
Goodwill as of January 1, 2017 and December 31, 2017(2)	$656,599	$—	$—	$782,873	$1,439,472

(1) The Company had previously recorded an impairment charge of $351.3 million in the fourth quarter of fiscal
2008
(2) There were no changes in the carrying amount of goodwill from January 1, 2017 to December 31, 2017.

NOTE 4. INTANGIBLE ASSETS

The following table presents details of the Company’s total intangible assets:

	As of December 31, 2017			As of January 1, 2017
	Gross	Accumulated Amortization	Net (a)	Gross	Accumulated Amortization	Net (a)
	(In thousands)
Developed technology and other intangible assets
Acquisition-related intangible assets	$1,072,824	$(490,327)	$582,497	$1,021,244	$(295,023)	$726,221
Non-acquisition related intangible assets	19,884	(10,828)	9,056	12,000	(8,863)	3,137
Total developed technology and other intangible assets	$1,092,708	$(501,155)	591,553	$1,033,244	$(303,886)	$729,358
In-process research and development	123,567	—	123,567	175,203	—	175,203
Total intangible assets	$1,216,275	$(501,155)	$715,120	$1,208,447	$(303,886)	$904,561

(a)
Included in the intangible assets are in-process research and development (“IPR&D”) projects acquired as part of the Merger and the acquisition of the IoT business, that had not attained technological feasibility and commercial production. IPR&D assets are accounted for initially as indefinite-lived intangible assets until the completion of the associated research and development efforts. Upon completion, the carrying value of every related intangible asset will be amortized over the remaining estimated life of the asset beginning in the period in which the project is completed.

The below table presents details of the IPR&D assets as of December 31, 2017:

(in thousands)
As of January 3, 2016	$176,216
Intangibles acquired as part of IoT business (Note 2)	88,900
Technological feasibility achieved	(55,969)
Projects impaired	(33,944)
As of January 1, 2017	175,203
Technological feasibility achieved	(51,636)
As of December 31, 2017	$123,567

During fiscal 2017, five projects representing $51.6 million of the total capitalized IPR&D, with estimated useful lives of 5 years, had reached technological feasibility and were transferred to developed technology.
During fiscal 2016, the Company recognized a $33.9 million impairment charge related to two IPR&D projects that were canceled due to changes in the Company’s product portfolio strategy. The impairment charges are included in the “Impairment of acquisition-related intangible assets” line in the Consolidated Statements of Operations.
The Company expects the remaining IPR&D projects as of December 31, 2017 to attain technological feasibility in fiscal 2018.
As of December 31, 2017, the estimated future amortization expense related to developed technology and other intangible assets was as follows:

Fiscal Year	(In thousands)
2018	$198,495
2019	190,114
2020	128,784
2021	34,499
2022 and future	39,661
Total future amortization expense	$591,553

NOTE 5. ASSETS HELD FOR SALE
In fiscal 2016, the Company committed to a plan to sell its wafer manufacturing facility located in Bloomington, Minnesota, as well as a building in Austin, Texas. The carrying value of these assets held for sale as at the end of fiscal 2016 reflected the lower of the carrying value or fair value, net of estimated costs to sell the assets. The Company performed an analysis and estimated the fair value of the assets, less estimated selling costs, and determined the fair value was lower than the carrying value of the assets. As a result, based on this analysis the Company recorded an impairment charge of $37.2 million during fiscal 2016 to write these assets down to their estimated fair value, less selling costs.

The sales of the wafer fabrication facility in Minnesota and the sale of the building in Austin were completed during the first quarter of fiscal 2017. During the year ended December 31, 2017, the Company recorded a gain of $1.2 million resulting from the change in the estimated costs to sell these assets. This gain was recorded in selling, general and administrative line item of the Consolidated Statements of Operations. The Company completed the sale of both of these asset groups during the year ended December 31, 2017 and received gross proceeds from the sales of $35.5 million.

NOTE 6. INVESTMENT IN EQUITY METHOD INVESTMENTS
Privately-held equity investments are accounted for under the equity method of accounting if the Company has an ownership interest of 20% or greater or if it has the ability to exercise significant influence over the operations of such companies.

The below table presents the changes in the carrying value of the equity method investments.

	As of December 31, 2017
	(In thousands)
	Deca Technologies Inc. ("Deca")	Enovix Corporation ("Enovix")	Total
Carrying value as of January 3, 2016	$—	$41,330	$41,330
Fair value at change in basis of accounting	142,508	—	142,508
Additional investment	—	23,000	23,000
Equity in net loss of equity method investees	(8,181)	(9,970)	(18,151)
Carrying value as of January 1, 2017	134,327	54,360	188,687
Additional investment	—	5,600	5,600
Equity in net loss of equity method investees	(11,813)	(8,773)	(20,586)
Impairment in investment	—	(51,187)	(51,187)
Carrying value as of December 31, 2017	$122,514	$—	$122,514

The following table presents summarized aggregate financial information derived from the respective consolidated financial statements of Deca and Enovix.

	Year Ended
	December 31, 2017	January 1, 2017
	(in thousands)
Operating data:
Revenue	$15,500	$15,529
Gross loss	(8,964)	(13,555)
Loss from operations	(44,415)	(44,401)
Net loss	(43,589)	(44,881)
Net loss attributable to Cypress	$(20,586)	$(18,151)

The following table represents the assets and liabilities held by Deca and Enovix as of December 31, 2017 and January 1, 2017.

	For the Year Ended
	December 31, 2017	January 1, 2017
	(in thousands)
Balance Sheet Data:
Current Assets	$70,101	$90,842
Long-term Assets	$55,673	$45,686
Current Liabilities	$15,615	$10,764
Long-term Liabilities	$1,859	$2,906

The Company’s investments are periodically reviewed for other-than-temporary declines in fair value by considering available evidence, including general market conditions, financial condition, pricing in recent rounds of financing, if any, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

Deca Technologies Inc.
On July 29, 2016, Deca, a majority owned subsidiary of the Company entered into a share purchase agreement (the "Purchase Agreement"), whereby certain third-party investors purchased 41.1% of the shares outstanding at the said date for an aggregate consideration of approximately $111.4 million. Concurrently, Deca repurchased certain of its preferred shares from Cypress.
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

The Company held 52.5% of Deca's outstanding voting shares as of December 31, 2017 and January 1, 2017.

Enovix Corporation

In 2017, the Company completed its investment commitment in Enovix of $85.1 million per the original agreement dated February 22, 2012. Certain third-party investors made additional investments in Enovix in 2017, as a result of which the Company's ownership in Enovix decreased from 46.6% as of January 1, 2017 to 41.2% as of December 31, 2017.

During the fourth quarter of fiscal 2017, the Company determined that its investment in Enovix, which is accounted for as an equity method investment, was other-than temporarily impaired as it did not achieve certain key planned product development milestones. The Company considered various factors in determining whether to recognize an impairment charge, including the expectations of the investee's future cash flows and capital needs, the length of time the investee has been in a loss position, the ability to achieve milestones, and the near-term prospect of the investee and its exit strategy. Enovix’s estimated enterprise value is sensitive to its ability to achieve these milestones. Consequently, the Company recognized a charge of $51.2 million in order to write down the carrying amount of the investment to zero. This amount was recorded in "Share in net loss and impairment of equity method investees” in the Consolidated Statements of Operations.

NOTE 7. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and January 1, 2017:

	As of December 31, 2017			As of January 1, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$20,477	$—	$20,477	$287	$—	$287
Other current assets:
Certificates of deposit	—	972	972	—	972	972
Total Cash equivalents and other current assets	20,477	972	21,449	287	972	1,259
Employee deferred compensation plan assets:
Cash equivalents	3,561	—	3,561	3,809	—	3,809
Mutual funds	27,321	—	27,321	22,658	—	22,658
Equity securities	12,994	—	12,994	11,974	—	11,974
Fixed income	3,415	—	3,415	4,088	—	4,088
Stable Value Funds		2,204	2,204	—	3,045	3,045
Total employee deferred compensation plan assets	47,291	2,204	49,495	42,529	3,045	45,574
Foreign Exchange Forward Contracts	—	1,197	1,197	—	6,605	6,605
Total financial assets	$67,768	$4,373	$72,141	$42,816	$10,622	$53,438
Financial Liabilities
Foreign Exchange Forward Contracts	—	1,426	1,426	—	15,582	15,582
Employee deferred compensation plan liability	48,425	2,204	50,629	43,314	3,045	46,359
Total financial liabilities	$48,425	$3,630	$52,055	$43,314	$18,627	$61,941

Fair Value of Financial Instruments:

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company's financial assets and financial liabilities that require recognition under the guidance generally include available-for-sale investments, employee deferred compensation plans and foreign currency derivatives. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

•
Level 3—includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement. As of December 31, 2017 and January 1, 2017, the Company did not own any material financial assets utilizing Level 3 inputs on a recurring basis.

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings using the specific identification method.
There were no material transfers between Level 1, Level 2 and Level 3 fair value hierarchies during fiscal 2017 and 2016.
There were no unrealized gains or losses on available-for-sale securities as of 2017, 2016 and 2015. Realized gains and realized losses from sales of available-for-sale in fiscal 2017, 2016 and 2015 were not material.

As of December 31, 2017, the contractual maturities of the Company’s available-for-sale investments and certificates of deposit were less than a year.

In December 2017, the Company entered into fixed-for-floating interest rate forward swap agreements with two counter parties, to swap variable interest payments on certain debt for fixed interest payments. In fiscal 2017, the gross asset and liability at fair value was $0.6 million and the net impact to the Consolidated Statement of Operations was immaterial. See Note 11 of the Note to the Consolidated Financial Statements for a detail discussion.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of the Company’s assets, including intangible assets, goodwill and cost-method investments, are measured at fair value on a nonrecurring basis if impairment is indicated.

As of December 31, 2017, the carrying value of the Company’s Senior Secured Revolving Facility was $90.0 million (See Note 14). The carrying value of the Company's Senior Secured Revolving Facility approximates its fair value since it bears an interest rate that is comparable to rates on similar credit facilities and is determined using Level 2 inputs.
The Company's 2% 2020 Spansion Exchangeable Notes assumed as part of the Merger is traded in the secondary market and is categorized as Level 2. The principal of the Notes and the estimated fair value of the principal as of December 31, 2017 is $22.0 million and $66.4 million respectively. See Note 14 of the Notes to the Consolidated Financial Statements for further details.
The Company’s 4.50% 2022 Senior Exchangeable Notes are traded in the secondary market and its fair value is determined using Level 2 inputs. The principal of the Notes and the estimated fair value as of December 31, 2017, were $287.5 million and $378.1 million, respectively. See Note 14 of the Notes to the Consolidated Financial Statements for further details.
The Company’s 2.00% 2023 Exchangeable Notes are traded in the secondary market and its fair value is determined using Level 2 inputs. The principal of the Notes and the estimated fair value of the principal as of December 31, 2017, were $150.0 million and $159.8 million, respectively. See Note 14 of the Notes to the Consolidated Financial Statements for further details.
NOTE 8. BALANCE SHEET COMPONENTS
Accounts Receivable, net

	As of
	December 31, 2017	January 1, 2017
	(In thousands)
Accounts receivable, gross	$301,465	$338,061
Allowances for doubtful accounts receivable and sales returns	(5,474)	(5,024)
Accounts receivable, net	$295,991	$333,037

Inventories

	As of
	December 31, 2017	January 1, 2017
	(In thousands)
Raw materials	$15,635	$15,525
Work-in-process	176,427	208,525
Finished goods	80,065	63,726
Total inventories	$272,127	$287,776

Other Current Assets

	As of
	December 31, 2017	January 1, 2017
	(In thousands)
Prepaid tooling	$21,132	$21,687
Restricted cash	996	4,206
Advance to suppliers	15,968	16,549
Prepaid royalty and licenses	16,630	17,769
Derivative assets	1,197	6,605
Value added tax receivable	11,412	11,625
Receivable from sale of TrueTouch®Mobile business	—	10,000
Prepaid expenses	17,737	22,965
Withholding tax receivable and tax advance	5,790	3,384
Other current assets	12,775	7,372
Total other current assets	$103,637	$122,162

Property, Plant and Equipment, Net

	As of
	December 31, 2017	January 1, 2017
	(In thousands)
Land	$29,813	$29,844
Equipment	559,573	493,498
Buildings, building and leasehold improvements	174,559	175,589
Construction in progress	17,836	36,066
Furniture and fixtures	5,117	6,728
Total property, plant and equipment, gross	786,898	741,725
Less: Accumulated depreciation and amortization	(497,344)	(444,459)
Total property, plant and equipment, net	$289,554	$297,266

Other Long-term Assets

	As of
	December 31, 2017	January 1, 2017
	(In thousands)
Employee deferred compensation plan	$49,495	$45,574
Investments in cost method equity securities	17,017	13,331
Deferred tax assets	4,293	4,463
Long-term licenses	8,654	14,498
Advances to suppliers	11,315	25,207
Deposit - non-current	9,830	4,698
Pension - non-current	8,026	6,792
Prepaid tooling and other non-current assets	38,409	33,379
Total other long-term assets	$147,039	$147,942

Other Current Liabilities

	As of
	December 31, 2017	January 1, 2017
	(In thousands)
Employee deferred compensation plan	$50,629	$46,359
Restructuring accrual - current portion (see Note 10)	9,580	24,029
Derivative liability	2,033	15,582
Accrued expenses	47,789	67,933
Accrued interest	8,094	10,422
Customer advances	12,873	332
Other current liabilities	12,487	15,641
Total other current liabilities	$143,485	$180,298

Other Long-Term Liabilities

	As of
	December 31, 2017	January 1, 2017
	(In thousands)
Long-term pension and other employee-related liabilities	$16,779	$14,672
Restructuring accrual - non-current portion (see Note 10)	8,596	11,294
Asset retirement obligation	5,693	5,067
Other long-term liabilities	4,374	5,716
Total other long-term liabilities	$35,442	$36,749

NOTE 9. EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION
The Company’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
The Company currently has the following employee stock plans:
1999 Stock Option Plan (“1999 Plan”):
The 1999 Plan expired in March 2009. There are currently no shares available for grant under the 1999 Plan. Under the 1999 Plan 0.6 million shares are issued and outstanding. Any outstanding shares cancelled or forfeited under the 1999 Plan will not be available for any future grants since the 1999 Plan has expired.
2013 Stock Option Plan (“2013 Plan”):
At the 2013 Annual Shareholders Meeting, the Company’s shareholders approved the extension of the 1994 Stock Plan to January 15, 2024 and renamed the plan as the 2013 Stock Plan. The 2013 Plan provides for (1) the discretionary granting of Options, Stock Appreciation Rights ("SARs"), Restricted Stock Awards ("RSAs") or Restricted Stock Units ("RSUs") to Employees, Consultants and Outside Directors, which Options may be either Incentive Stock Options (for Employees only) or Nonstatutory Stock Options, as determined by the Administrator at the time of grant; and (2) the grant of Nonstatutory Stock Options, SARs, Restricted Stock or RSUs to Outside Directors pursuant to an automatic, non-discretionary formula. Options or awards granted under the 2013 Stock Plan generally expire over terms not exceeding eight years from the date of grant, subject to earlier termination upon the cessation of employment or service of the recipients. The maximum aggregate number of shares authorized for issuance under the 2013 Stock Plan is 203.6 million shares. As of December 31, 2017, 44.3 million options or 23.6 million RSUs and RSAs were available for grant under the 2013 Stock Plan. At the annual shareholder meeting on June 20, 2017, Cypress' shareholders approved an increase in the number of shares issuable under the Cypress 2013 Stock Plan by 29.1 million shares that could be issued as full value awards (such as restricted stock units (RSUs), and performance stock units (PSUs)), or an appreciation awards (such as stock options and/or stock appreciation rights) (if awards are granted only in the form of RSUs or other full value awards, this increase in shares would allow for the issuance of only up to 15.5 million shares, to a total of 31.0 million reserved but unissued shares under the 2013 Stock Plan.
2010 Equity Incentive Award Plan (“2010 Plan”)
In connection with the Company’s Merger with Spansion, it assumed their 2010 Plan, as amended, which reserves a total of 16.0 million shares of common stock for issuance under stock options, stock appreciation rights, restricted stock units, restricted stock, performance awards, stock payments, dividend equivalents and deferred stock to its employees, consultants and non-employee members of its Board of Directors. The 2010 Plan provides that incentive stock options may only be granted to employees of the Company or its subsidiaries. All stock options expire if not exercised by the seventh anniversary of the grant date. Annual RSU awards granted generally vest over a period of two to four years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issuance of restricted stock and restricted stock units is satisfied by issuing authorized common stock or treasury stock. Shares that are subject to or underlie awards that expire or for any reason are canceled, terminated or forfeited, or fail to vest will again be available for grant under the 2010 Plan. Grants from this plan are limited to employees who joined Cypress as part of the Merger and grants to new Cypress' employees.  As of December 31, 2017, 2.7 million shares of stock options or RSUs and RSAs were available for grant under the 2010 Plan.
2012 Incentive Award Plan (“2012 Plan”):
In connection with the Company’s acquisition of Ramtron in 2012, it assumed their 2012 Plan, as amended, which reserves a total of 1.2 million shares of common stock for issuance under stock option or restricted stock grants. The exercise price of all non-qualified stock options must be no less than 100% of the fair market value on the effective date of the grant under the 2012 Plan, and the maximum term of each grant is seven years. The 2012 Plan permits the issuance of incentive stock options, the issuance of restricted stock, and other types of awards. Restricted stock grants generally vest five years from the date of grant. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issuance of restricted stock and restricted stock units is satisfied by issuing authorized common stock or treasury stock. Grants from this plan are limited to employees who joined Cypress as part of the Ramtron acquisition and grants to new Cypress employees. As of December 31, 2017, 154 thousand shares of stock options or 101 thousand RSUs and RSAs were available for grant under the 2012 Plan.
Employee Stock Purchase Plan (“ESPP”):
At the 2013 Annual Shareholders Meeting, the Company’s shareholders approved an extension of the Company’s Employee Stock Purchase Plan (“ESPP Plan”) to May 10, 2023. The Company’s amended and restated ESPP allows eligible employees to purchase shares of our common stock through payroll deductions. The ESPP contains consecutive 18 months offering periods composed of three six months exercise periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of the offering period or at the last day of each six -month exercise period. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $21,250. Starting January 1, 2018, the Company is changing its offering period from 18 months to six months composed of one six-month exercise period. The employees currently enrolled in the ESPP program will have a transition period wherein their ESPP benefit will continue on the old plan. As of December 31, 2017, 2.2 million shares were available for future issuance under the ESPP.
Stock-Based Compensation
The following table summarizes stock-based compensation expense by line item in the Consolidated Statement of Operations:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
		(In thousands)
Cost of revenues	$15,606	$17,971	$13,766
Research and development	36,803	38,189	21,918
Selling, general and administrative	39,172	42,353	48,006
Total stock-based compensation expense	$91,581	$98,513	$83,690
Aggregate cash proceeds from the issuance of shares under the employee stock plans were $47.2 million, $43.9 million and $52.9 million for fiscal 2017, fiscal 2016 and 2015, respectively. No income tax benefit was realized from stock option exercises for fiscal 2017, 2016 and 2015. As of December 31, 2017 and January 1, 2017 stock-based compensation capitalized in inventories totaled $3.3 million and $4.6 million, respectively.
The following table summarizes stock-based compensation expense by type of awards:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
		(In thousands)
Stock options	$163	$700	$1,920
Restricted stock units and restricted stock awards	82,946	85,170	74,897
ESPP	8,472	12,643	6,873
Total stock-based compensation expense	$91,581	$98,513	$83,690

The following table summarizes the unrecognized stock-based compensation balance, net of estimated forfeitures, by type of awards as of December 31, 2017:

(In thousands)		Weighted-Average Amortization Period
		(In years)
Stock options	$123	0.60
Restricted stock units and restricted stock awards	67,870	1.47
ESPP	4,104	0.78
Total unrecognized stock-based compensation balance, net of estimated forfeitures	$72,097	1.43

During fiscal 2016, the Company, as part of the severance agreement executed with the former CEO and severance agreements with two other executives, accelerated the vesting of certain awards previously granted and modified the vesting conditions. Included in the stock-based compensation expense for the year ended January 1, 2017 is an amount of $4.3 million related to the impact of the said modifications.

Valuation Assumptions
The Company estimates the fair value of its stock-based equity awards using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model were as follows:

Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
ESPP:
Expected life	0.5-1.5 years	0.5-1.5 years	0.5-1.5 years
Volatility	34.8%-38.1%	36.9%-38.5%	35.9%-46.6%
Risk-free interest rate	0.65%-1.28%	0.37%-0.61%	0.09%-0.86%
Dividend yield	3.22%-3.87%	4.1%	4.5%-5.2%

Expected life: The expected term represents the average term from the first day of the offering period to the purchase date.
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
Dividend yield: The expected dividend is based on the Company’s history, and expected dividend payouts.
Employee Equity Award Activities
As of December 31, 2017, 47.2 million stock options, or 26.4 million RSUs/PSUs, were available for grant under the 2013 Stock Plan, the 2010 Equity Incentive Award Plan (formerly the Spansion 2010 Equity Incentive Award Plan) and the 2012 Incentive Award Plan (formerly the Ramtron Plan).
Stock Options:
As a part of the Merger, Cypress assumed all outstanding Spansion options and these options were converted into options to purchase Cypress common stock at the agreed upon conversion ratio. The exercise price per share for each assumed Spansion option is equal to exercise price per share of Spansion option divided by 2.457.
The following table summarizes the Company’s stock option activities:

	Year Ended
	December 31, 2017		January 1, 2017		January 3, 2016
	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
	(In thousands, except per-share amounts)
Options outstanding, beginning of year	7,947	$10.70	16,840	$7.99	14,463	$9.24
Options assumed as a part of the Merger	—	$—	—	$—	8,976	$12.86
Exercised	(2,898)	$8.80	(8,255)	$5.03	(5,391)	$5.71
Forfeited or expired	(422)	$13.58	(638)	$12.54	(1,208)	$12.75
Options outstanding, end of year	4,627	$11.63	7,947	$10.70	16,840	$7.99
Options exercisable, end of year	4,340	$11.66	6,736	$10.62	14,366	$7.40

There were no options granted during fiscal years 2017, 2016, and 2015.
The aggregate intrinsic value of the options outstanding and options exercisable as of December 31, 2017 was $19.2 million and $18.0 million respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of December 31, 2017 and does not include substantial tax payments.
The aggregate intrinsic value of the options outstanding and options exercisable as of January 1, 2017 was $12.9 million and $12.5 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of January 1, 2017 and does not include substantial tax payments.
The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was $16.2 million in fiscal 2017, $46.0 million in fiscal 2016 and $41.8 million in fiscal 2015.
The aggregate grant date fair value of the options which vested in fiscal 2017, 2016, and 2015 was $2.7 million, $3.5 million and $5.6 million, respectively.
The following table summarizes information about options outstanding and exercisable as of December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
	(in thousands)	(In years)		(in thousands)
$2.72-$11.55	3,583	2.75	$10.12	3,320	$10.07
$11.58-$17.77	695	1.54	$15.39	672	$15.47
$18.86-$21.63	299	1.80	$19.06	298	$19.06
$22.88-$22.88	42	1.04	$22.88	42	$22.88
$23.23-$23.23	8	1.52	$23.23	8	$23.23
	4,627	2.49	$11.63	4,340	$11.66

The total number of exercisable in-the-money options was 3.6 million shares as of December 31, 2017.
Restricted Stock Units, Performance-Based Restricted Stock Units and Restricted Stock Awards:
The following table summarizes the Company’s restricted stock unit, performance-based restricted awards and restricted stock award activities:

	Year Ended
	December 31, 2017		January 1, 2017		January 3, 2016
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
	(In thousands, except per-share amounts)
Non-vested, beginning of year	13,780	$11.83	11,053	$13.43	7,838	$10.98
Granted and assumed	6,488	$13.40	11,318	$11.19	10,172	$14.78
Released	(6,248)	$12.17	(5,890)	$13.36	(3,594)	$5.60
Forfeited	(2,044)	$12.22	(2,701)	$12.36	(3,363)	$11.66
Non-vested, end of year	11,976	$12.44	13,780	$11.83	11,053	$13.43

On March 16, 2017, the Compensation Committee of the Company approved the issuance of service-based and performance-based restricted stock units under the Company's Performance Accelerated Restricted Stock Program ("PARS") to certain employees.

The milestones for the 2017 PARS grants include service and performance conditions including revenue growth, gross margin, profit before tax, debt leverage and strategic initiatives milestones.
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
ESPP:
During fiscal 2017, 2016 and 2015, the Company issued 2.4 million, 1.2 million and 2.6 million shares under its ESPP with weighted-average price of $8.48, $8.34 and $8.69 per share, respectively.

NOTE 10. RESTRUCTURING

2017 Restructuring Plan

In December 2017, the Company began implementation of a reduction in workforce ("2017 Plan") which will result in elimination of approximately 80 positions worldwide across various functions. The restructuring charge of $6.5 million during the year ended December 31, 2017 consists of personnel costs.

2016 Restructuring Plan

In September 2016, the Company began implementation of a reduction in workforce ("2016 Plan") which resulted in elimination of approximately 430 positions worldwide across various functions. The restructuring charge of $2.6 million during the year ended December 31, 2017 consists of personnel costs and facilities related charges. The personnel costs related to the 2016 plan during the year ended January 1, 2017 were $26.3 million.

Spansion Integration-Related Restructuring Plan

In March 2015, the Company implemented cost reduction and restructuring activities in connection with the Merger. The restructuring charge of $90.1 million recorded for the fiscal year ended January 3, 2016 primarily consists of severance costs, lease termination costs and impairment of property, plant and equipment. The lease termination costs include approximately $18.0 million relating to the buildings Spansion had leased prior to the Merger, which the Company decided not to occupy in the post-merger period. The initial term of the lease commenced on January 1, 2015 and will expire on December 31, 2026.

During fiscal 2016, a release of previously estimated personnel related liability of $0.1 million was recorded. No charges were recorded during fiscal 2017 for the Spansion Integration Plan.

Summary of Restructuring Costs

The following table summarizes the restructuring charges recorded in Consolidated Statements of Operations:

	Year Ended
	(In thousands)
	December 31, 2017	January 1, 2017	January 3, 2016
Personnel Costs	$7,479	26,131	$58,972
Lease termination costs and other related charges	540	—	18,016
Impairment of property, plant and equipment	—	—	12,531
Other	1,069	—	565
Total restructuring and other charges	$9,088	$26,131	$90,084

All restructuring costs are included in the operating expenses under "Restructuring costs" in the Consolidated Statement of Operations.

Roll-forward of the restructuring reserves

Restructuring activity under the Company's various restructuring plan was as follows:

	Year Ended
	December 31, 2017
	(In thousands)
	2017 Plan	2016 Plan	Spansion Integration plan	Total
Provision	$—	$—	$81,041	$81,041
Cash payments and other adjustments	—	—	(59,554)	(59,554)
Accrued restructuring balance as of January 3, 2016	—	—	21,487	21,487
Provision	—	26,261	(130)	26,131
Cash payments and other adjustments	—	(5,157)	(7,138)	(12,295)
Accrued restructuring balance as of January 1, 2017	—	21,104	14,219	35,323
Provision	6,464	2,624	—	9,088
Cash payments and other adjustments	(325)	(22,985)	(2,922)	(26,232)
Accrued restructuring balance as of December 31, 2017	$6,139	$743	$11,297	$18,179

The provision for restructuring expense recorded during fiscal 2015 does not include a charge of $9.0 million related to write off certain leasehold improvements during the first quarter of 2015.

The Company anticipates that the remaining restructuring accrual balance will be paid out in cash through fiscal 2018 for employee terminations and over the remaining lease term through 2026 for the excess lease obligation.

NOTE 11. FOREIGN CURRENCY AND INTEREST RATE DERIVATIVES
The Company enters into multiple foreign exchange forward contracts to hedge certain operational exposures resulting from fluctuations in Japanese yen and Euro exchange rates. The Company does not enter into derivative securities for speculative purposes. The Company’s hedging policy is designed to mitigate the impact of foreign currency exchange rate fluctuations on its operating results. Some foreign currency forward contracts are considered to be economic hedges that were not designated as hedging instruments while others were designated as cash flow hedges. Whether designated or undesignated as cash flow hedges or not, these forward contracts protect the Company against the variability of forecasted foreign currency cash flows resulting from revenues, expenses and net asset or liability positions designated in currencies other than the U.S. dollar. The maximum original duration of any contract allowable under the Company’s hedging policy is thirteen months for foreign currency hedging contracts.
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
At December 31, 2017, the Company had net outstanding forward contracts to buy ¥3,335 million for $298 million.
Non-designated hedges
Total notional amounts of net outstanding contracts were as summarized below.  The duration or each contract is approximately thirty days:

Buy / Sell	December 31, 2017	January 1, 2017
(in millions)
US dollar / EUR	$7.4 / €8.8	$25.0 / €23.6
Japanese Yen / US dollar	¥3,046 / $27.2	¥10,129 / $87.9

Interest rate swaps

In December 2017, the Company entered into fixed-for-floating interest rate forward swap agreements starting in April 2018 with two counterparties, to swap variable interest payments on certain debt for fixed interest payments; these agreements will expire in July 2021. The objective of the swaps was to effectively fix the interest rate at current levels without having to refinance the outstanding term loan, thereby avoiding the incurrence of transaction costs. The interest rate on the variable debt will continue to float until it becomes fixed in April 2018. As of December 31, 2017, these swaps were not designated as hedging instruments and the aggregate notional amount of these interest rate swaps was $300 million. The gross asset and liability at fair value was $0.6 million and the net impact to the Consolidated Statements of Operations was immaterial. Subsequent to year-end, on January 3, 2018, the Company has evaluated the hedge effectiveness of the interest rate swaps and has designated these swaps as cash flow hedges of the debt. Upon designation as hedge instruments, future changes in fair value of these swaps will be recognized in accumulated other comprehensive income.

The gross fair values of derivative instruments on the Consolidated Balance Sheets as of December 31, 2017 and January 1, 2017 were as follows:

	December 31, 2017		January 1, 2017
Balance Sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(in thousands)
Other Current Assets
Derivative Asset	$805	$392	$6,468	$137

Non-current Assets
Derivative Asset	$—	$607	$—	$—

Other Current Liabilities
Derivative Liability	$775	$1,258	$14,391	$1,191

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were as follows:

	Accumulated net unrealized losses on available-for-sale investments and other	Unrecognized Gain on the Defined Benefit Plan	Accumulated other comprehensive loss (income)
	(in thousands)
Balance as of January 3, 2016	$(253)	$26	$(227)
Other comprehensive income (loss) before reclassification	(5,186)	—	(5,186)
Amounts reclassified to other income (expense), net	(2,184)	$—	(2,184)
Net unrecognized gain (loss) on the defined benefit plan	—	(1,214)	(1,214)
Balance as of January 1, 2017	(7,623)	(1,188)	(8,811)
Other comprehensive income (loss) before reclassification	511	—	511
Amounts reclassified to other income (expense), net	6,614	—	6,614
Net unrecognized gain (loss) on the defined benefit plan	—	324	324
Balance as of December 31, 2017	$(498)	$(864)	$(1,362)

NOTE 13.  OTHER INCOME (EXPENSE), NET
The following table summarizes the components of “other income (expense), net,” recorded in the Consolidated Statements of Operations:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Interest income	$568	$1,836	$885
Changes in fair value of investments under the deferred compensation plan	6,087	2,326	(1,354)
Unrealized (loss) gain on marketable securities	—	325	(4,655)
Foreign currency exchange (losses) gains, net	(1,838)	(4,251)	744
(Loss) gain on sale of investments	—	(265)	276
Other	(549)	342	335
Other income (expense), net	$4,268	$313	$(3,769)

NOTE 14. DEBT

Debt is comprised of the following:

	December 31, 2017	January 1, 2017
	(in thousands)
Current portion of long-term debt
Credit Facility:
Term Loan A	$—	$7,500
Term Loan B	27,303	22,500
Equipment loans and capital lease obligations	—	152
Current portion of long-term debt	27,303	30,152
Credit facility and long-term portion of debt
Credit Facility
Senior Revolving Credit Facility	90,000	332,000
Term Loan A	—	84,838
Term Loan B	468,080	406,214
2% 2020 Spansion Exchangeable Notes	20,375	135,401
4.5% 2022 Senior Exchangeable Notes	246,636	236,526
2% 2023 Exchangeable Notes	131,422	—
Credit facility and long-term debt	956,513	1,194,979
Total debt	$983,816	$1,225,131

2% 2023 Exchangeable Notes

On November 6, 2017, the Company, issued at face value, $150.0 million of Senior Exchangeable Notes due in 2023 (the “2% 2023 Exchangeable Notes”) in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The 2% 2023 Exchangeable Notes are governed by an Indenture (“2017 Indenture”), dated November 6, 2017, between the Company and U.S. Bank National Association, as Trustee. The 2% 2023 Exchangeable Notes will mature on February 1, 2023 unless earlier repurchased or converted, and bear interest of 2% per year payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2018. The 2% 2023 Exchangeable Notes may be due and payable immediately in certain events of default.

The 2% 2023 Exchangeable Notes are exchangeable at an initial exchange rate of 46.7099 shares of common stock per $1,000 principal amount of the 2% 2023 Exchangeable Notes (equivalent to an initial exchange price of approximately $21.41 per share) subject to adjustments for anti-dilutive issuances and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock and liquidation, consolidation or merger of the Company. Prior to November 1, 2022, the 2% 2023 Exchangeable

Notes will be exchangeable under certain specified circumstances as described in the 2017 Indenture.  On or after November 1, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2% 2023 Exchangeable Notes will be convertible in multiples of $1,000 principal amount regardless of the foregoing circumstances.

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

It is the Company’s intent that upon conversion, the Company would pay the holders of the 2% 2023 Exchangeable Notes cash for an amount up to the aggregate principal amount of the Notes. If the conversion value exceeds the principal amount, the Company intends to deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (“conversion spread”). Accordingly, for the purposes of calculating diluted earnings per share, there would be no adjustment to the numerator in the net income per common share computation for the portion of the Notes that are intended to be cash settled. The conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company separated the 2% 2023 Exchangeable Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. Such amount was based on the contractual cash flows discounted at an appropriate market rate for non-convertible debt at the date of issuance, which was determined to be 89.7% of the par value of the 2% 2023 Exchangeable Notes or $134.6 million. The carrying amount of the equity component of $15.5 million representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Exchangeable Notes as a whole. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is accreted to interest expense over the term of the 2% 2023 Exchangeable Notes using the effective interest method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

The Company incurred transaction costs of approximately $4.1 million relating to the issuance of the 2% 2023 Exchangeable Notes.  The transaction costs of $4.1 million include $3.4 million of financing fees paid to the initial purchasers of the 2% 2023 Exchangeable Notes, and other estimated offering expenses payable by the Company. In accounting for these costs, the Company allocated the costs of the offering in proportion to the fair value of the debt and equity recognized in accordance with the accounting standards. The transaction costs allocated to the debt component of approximately $3.7 million are being amortized as interest expense over the term of the 2% 2023 Exchangeable Notes using the effective yield method. The transaction costs allocated to the equity component of approximately $0.4 million were recorded as a reduction of additional paid-in capital.

At the debt issuance date, the 2% 2023 Exchangeable Notes, net of issuance costs, consisted of the following (in thousands):

November 6, 2017
Liability component
Principal	$134,550
Less: Issuance cost	(3,678)
Net carrying amount	$130,872
Equity component
Allocated amount	$15,450
Less: Issuance cost	(422)
Net carrying amount	$15,028
Exchangeable Notes, net of issuance costs	$145,900

The following table includes total interest expense related to the 2% 2023 Exchangeable Notes recognized during the year ended December 31, 2017 (in thousands):

Year ended December 31, 2017
Contractual interest expense	$452
Amortization of debt issuance costs	106
Accretion of debt discount	444
Total	$1,002

The 2% 2023 Exchangeable Notes consisted of the following as of December 31, 2017 and January 1, 2017 (in thousands):

	December 31, 2017	January 1, 2017
Equity component (1)	$15,028	$—
Liability component:
Principal	$150,000	$—
Less debt discount and debt issuance costs, net (2)	(18,578)	—
Net carrying amount	$131,422	$—
(1) Included in the consolidated balance sheets within additional paid-in-capital
(2) Included in the consolidated balance sheets within Credit facility and long-term debt and is amortized over the remaining life of the 2% 2023 Exchangeable Notes.

4.5% 2022 Senior Exchangeable Notes

On June 23, 2016, the Company, issued at face value, $287.5 million of Senior Exchangeable Notes due in 2022 (the “4.5% 2022 Senior Exchangeable Notes”) in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The 4.5% 2022 Senior Exchangeable Notes are governed by an Indenture (“2016 Indenture”), dated June 23, 2016, between the Company and U.S. Bank National Association, as Trustee. The 4.5% 2022 Senior Exchangeable Notes will mature on January 15, 2022, unless earlier repurchased or converted, and bear interest of 4.50% per year payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2017. The 4.5% 2022 Senior Exchangeable Notes may be due and payable immediately in certain events of default.

The 4.5% 2022 Senior Exchangeable Notes are exchangeable for an initial exchange rate of 74.1372 shares of common stock per $1,000 principal amount of the 4.5% 2022 Senior Exchangeable Notes (equivalent to an initial exchange price of approximately $13.49 per share) subject to adjustments for anti-dilutive issuances and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock and liquidation, consolidation or merger of the Company. Prior to October 15, 2021, the Notes will be exchangeable under certain specified circumstances as described in the 2016 Indenture.  On or after October 15, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 4.5% 2022 Senior Exchangeable Notes will be convertible in multiples of $1,000 principal amount regardless of the foregoing circumstances.

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

It is the Company’s intent that upon conversion, the Company would pay the holders of the 4.5% 2022 Senior Exchangeable Notes cash for an amount up to the aggregate principal amount of the 4.5% 2022 Senior Exchangeable Notes. If the conversion value exceeds the principal amount, the Company intends to deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (“conversion spread”). Accordingly, for the purposes of calculating diluted earnings per share, there would be no adjustment to the numerator in the net income per common share computation for the portion of the 4.5%

2022 Senior Exchangeable Notes intended to be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.

At the debt issuance date, the 4.5% 2022 Senior Exchangeable Notes, net of issuance costs, consisted of the following (in thousands):

June 23, 2016
Liability component
Principal	$238,338
Less: Issuance cost	(7,158)
Net carrying amount	$231,180
Equity component
Allocated amount	$49,163
Less: Issuance cost	(1,477)
Net carrying amount	$47,686
Exchangeable Notes, net of issuance costs	$278,866

The following table includes total interest expense related to the Notes recognized during the year ended December 31, 2017 (in thousands):

	Year ended
	December 31, 2017	January 1, 2017
Contractual interest expense	$13,009	$6,900
Amortization of debt issuance costs	1,289	700
Accretion of debt discount	8,885	4,646
Total	$23,183	$12,246

The 4.5% 2022 Senior Exchangeable Notes consisted of the following December 31, 2017 and January 1, 2017 (in thousands):

	December 31, 2017	January 1, 2017
Equity component (1)	$47,686	$47,686
Liability component:
Principal	$287,500	$287,500
Less debt discount and debt issuance costs, net (2)	(40,864)	(50,974)
Net carrying amount	$246,636	$236,526
(1) Included in the consolidated balance sheets within additional paid-in-capital
(2) Included in the consolidated balance sheets within Credit facility and long-term debt and is amortized over the remaining life of the 4.5% 2022 Exchangeable Notes.

Capped Calls, 4.5% 2022 Senior Exchangeable Notes

In connection with the issuance of the 4.5% 2022 Senior Exchangeable Notes, the Company entered into capped call transactions with certain bank counterparties to reduce the risk of potential dilution of the Company’s common stock upon the exchange of the 4.5% 2022 Senior Exchangeable Notes. The capped call transactions have an initial strike price of approximately $13.49 and an initial cap price of approximately $15.27, in each case, subject to adjustment. The capped calls are intended to reduce the potential dilution and/or offset any cash payments the Company is required to make upon conversion of the 4.5% 2022 Senior Exchangeable Notes if the market price of the Company's common stock is above the strike price of the capped calls. If, however, the market price of the Company’s common stock is greater than the cap price of the capped calls, there would be dilution and/or no offset of such potential cash payments, as applicable, to the extent the market price of the common stock exceeds the cap price. The capped calls expire in January 2022.

2% 2020 Spansion Exchangeable Notes

Pursuant to the Merger, Cypress assumed 2% 2020 Spansion Exchangeable Notes ("Spansion Notes") on March 12, 2015. The Spansion Notes are governed by a Supplemental Indenture, dated March 12, 2015, between the Company, Spansion and Wells Fargo Bank, National Association, as Trustee. They are fully and unconditionally guaranteed on a senior unsecured basis by the Company. The Spansion Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2% per year payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2014. The Spansion Notes may be due and payable immediately in certain events of default.

As of December 31, 2017, the Spansion Notes are exchangeable for 198.16 shares of common stock per $1,000 principal amount of the Spansion Notes (equivalent to an exchange price of $5.05) subject to adjustments for dividends, anti-dilutive issuances and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock and liquidation, consolidation or merger of the Company. According to the Indenture, a change in control occurs when a person or group becomes the beneficial owner directly or indirectly, of more than 50% of the Company’s common stock. In the case of a consolidation or merger, if the surviving entity continues to be listed, no change of control will be triggered. Prior to June 1, 2020, the Spansion Notes will be exchangeable under certain specified circumstances as described in the Indenture.

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

It is Company’s intent that upon conversion, the Company would pay the holders of the Spansion Notes cash for an amount up to the aggregate principal the Spansion Notes. If the conversion value exceeds the principal amount, the Company intends to deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount (“conversion spread”). Accordingly, for the purposes of calculation of diluted earnings per share, there would be no adjustment to the numerator in the net income per common share computation for the portion of the Notes intended to be settled in cash. The conversion spread, will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.

On November 1, 2017, the Company entered into a privately negotiated agreement to induce the extinguishment of a portion of the Spansion Notes. The Company paid the holders of the Spansion Notes cash for the aggregate principal of $128 million and delivered 17.3 million shares of common stock for the conversion spread. The Company recorded $4.3 million in loss on extinguishment, which included $1.2 million paid in cash as an inducement premium and a reduction in additional paid-in capital of $290.6 million towards the deemed repurchase of the equity component of the notes. The loss on extinguishment is recorded in "Interest Expense" in the Consolidated Statement of Operations. See Note 13 of Notes to the Consolidated Financial Statements for further details.

The following table presents the interest expense recognized on the Spansion Notes during the fiscal year ended December 31, 2017 and January 1, 2017:

	Year Ended
	December 31, 2017	January 1, 2017
	(in thousands)
Contractual interest expense at 2% per annum	$2,880	$2,989
Accretion of debt discount	3,149	3,556
Total	$6,029	$6,545

The 2% 2020 Spansion Exchangeable Notes consisted of the following as of December 31, 2017 and January 1, 2017 (in Thousands):

	December 31, 2017	January 1, 2017
Equity component (1)	$42,130	$287,362
Liability component:
Principal	$21,990	$149,990
Less debt discount and debt issuance costs, net (2)	(1,615)	(14,589)
Net carrying amount	$20,375	$135,401
(1) Included in the consolidated balance sheets within additional paid-in-capital
(2) Included in the consolidated balance sheets within Credit facility and long-term debt and is amortized over the remaining life of the 2% 2020 Exchangeable Notes.

Capped Calls, 2% 2020 Spansion Exchangeable Notes
In connection with the Spansion Notes, Spansion had entered into capped call transactions in fiscal 2013 with certain bank counterparties to reduce the potential dilution to their common stock upon exchange of the Spansion Notes. In March 2015, the Company and the counterparties agreed to terminate and unwind the capped calls and the Company received a cash settlement of $25.3 million which has been the fair value of the capped call assumed as a part of the Merger and recorded as an increase to additional paid-in-capital on the Consolidated Balance Sheet as of January 3, 2016.

Senior Secured Revolving Credit Facility, Term Loan A, Term Loan B

As per the terms of the Credit Facility, the Company entered into a Joinder Agreement on December 22, 2015 under which the Company borrowed an additional $100 million (“Term Loan A”). Term Loan A is subject to, at the Company’s option, either an interest rate equal to (i) 3.25% over LIBOR or (ii) an interest rate equal to 2.25% over the greater of (x) the prime lending rate published by the Wall Street Journal, (y) the federal funds effective rate plus 0.50%, and (z) the LIBOR rate for a one month interest period plus 1%. The Company paid a 1.00% upfront fee in connection with the Term Loan A. Such Term Loan A is payable in quarterly installments equal to 1.25% per quarter for 2016, 1.875% per quarter for 2017 and 2018, and 2.50% per quarter thereafter, with the remaining outstanding principle amount due at final maturity on March 12, 2020. It may be voluntarily prepaid at the Company’s option and is subject to mandatory prepayments equal to (i) 50% of excess cash flow, as defined in the agreement, (stepping down to 25% and 0% based on a decrease in total leverage ratio over time) at the end of each fiscal year, (ii) the net cash proceeds from certain asset sales (subject to certain reinvestment rights) and (iii) the proceeds from any debt issuances not otherwise permitted under the Credit Agreement.  The Company incurred financing costs of $2.8 million to the lenders of Term Loan A which have been capitalized and recognized as a deduction of the Term Loan A balance in “Credit facility and long term debt” on the Consolidated Balance Sheet.
On January 6, 2016, subsequent to fiscal 2015, the Company entered into an Incremental Revolving Joinder Agreement to its existing Senior Secured Revolving Credit Facility to increase the amount of revolving commitments under the Credit Facility by an additional $90 million. The total aggregate amount of revolving commitments under the Credit Facility starting January 6, 2016 is $540 million.
On April 27, 2016, the Company amended and restated the borrowings under the Senior Secured Revolving Credit Facility bear interest, at the Company's option, at an adjusted base rate plus a spread of 1.25%, or an adjusted LIBOR rate plus a spread of 2.25%. The borrowings under the Senior Secured Revolving Credit Facility are guaranteed by certain present and future wholly-owned material domestic subsidiaries of the Company (the “Guarantors”) and are secured by a security interest in substantially all assets of the Company and the Guarantors. The financial covenants include the following conditions: 1) maximum total leverage ratio of 4.50x through October 2016, 4.25x until January 1, 2017, 4.00 x until April 2, 2017 and 3.75x thereafter, and 2) minimum fixed charge coverage ratio of 1.00x. The Company incurred financing costs of $2.6 million related to the Senior Secured Revolving Credit Facility which has been capitalized and recognized in other long-term assets on the Consolidated Balance Sheet. These costs will be amortized over the life of the Senior Secured Revolving Credit Facility and recorded in “Interest Expense” in the Consolidated Statement of Operations.

On July 5, 2016, the Company entered into a Joinder and Amendment Agreement with the guarantors' party thereto, the initial incremental term loan lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent. The Joinder Agreement supplements the Company’s existing Amended and Restated Credit and Guaranty Agreement, dated as of March 12, 2015, by and among the Company, the guarantors, the lenders, the Agent, and Morgan Stanley Bank, N.A., as issuing bank and others.
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
On February 17, 2017, the Company amended its Credit Facility. The amendment reduced the applicable margins on the Term Loan B and Term Loan A from 5.50% and 5.11%, respectively, to 3.75% effective February 17, 2017. Additionally, the amended financial covenants include the following conditions: 1) maximum total leverage ratio of 4.25 to 1.00 through December 31, 2017 and 2) maximum total leverage ratio of 4.00 to 1.00 through July 1, 2018 and 3.75 to 1.00 thereafter. The Company incurred financing costs of $5.9 million to lenders of the Term Loans which were capitalized and recognized as a reduction of the Term Loan A and Term Loan B balances in “Credit facility and long term debt” on the Consolidated Balance Sheet. These costs will be amortized over the life of the Term Loans and are recorded in “Interest Expense” on the Consolidated Statements of Operations.
On April 7, 2017, the Company amended its Credit Facility. The amendment reduced the applicable margins on the Company's Term Loan A from 3.75% to 2.75% effective April 7, 2017. The Company incurred financing costs of $0.4 million to lenders of Term Loan A which were recognized as a reduction of the Term Loan A balance in “Long-term credit facility and long term debt” on the Consolidated Balance Sheet.
On August 18, 2017, the Company amended its Credit Facility. As a result of the amendment, Term Loan A borrowing of $91.3 million was extinguished as a separate borrowing. Term Loan B was increased by $91.3 million to replace Term Loan A (the "Additional Incremental Term Loan"). Previously unamortized debt issuance costs of $3.0 million related to Term Loan A were written off and recorded as "Interest expense" in the Consolidated Statements of Operations in fiscal 2017. The additional incremental term loan is subject to the terms of the Credit Agreement and the additional terms set forth in the amendment. The amendment also reduced the applicable margins on Term Loan B from 3.75% to 2.75% effective August 18, 2017. The Company incurred financing costs of $0.6 million to the lenders of the Term Loans which have been capitalized and recognized as a reduction of the Term Loan B balances in “Credit facility and long term debt” on the Consolidated Balance Sheet. These costs will be amortized over the life of the Term Loans and are recorded in “Interest Expense” on the Consolidated Statements of Operations.
As of December 31, 2017, $601.9 million aggregate principal amount of loan, which is related to Term Loan B, is outstanding under the Credit Facility.
As of December 31, 2017, the Company was in compliance with all of the financial covenants under the Credit Facility.
Capital Leases and Equipment Loans
In 2011, the Company entered into capital lease agreements which allowed it to borrow up to $35.0 million to finance the acquisition of certain manufacturing equipment. Assets purchased under all capital leases are included in “Property, plant and equipment, net” on the Company's Consolidated Balance Sheet.

During the year ended January 1, 2017, the Company purchased previously leased manufacturing equipment having gross value and net book value of $18.8 million and $9.4 million, respectively. As at December 31, 2017, there are no balances outstanding under these capital leases.

In December 2011, the Company obtained equipment loans from a certain financial institution for an aggregate amount of $14.1 million. As of December 31, 2017, there are no balances outstanding under these equipment leases.

Future Debt Payments

The future scheduled principal payments for the outstanding Company's debt as of December 31, 2017 were as follows:

Fiscal Year	Total

2018	$27,303
2019	30,715
2020	152,944
2021	412,952
2022 and beyond	437,500
Total	$1,061,414

NOTE 15. EQUITY TRANSACTIONS
$450 million Stock Buyback Program:
On October 20, 2015, the Company’s Board authorized a $450 million stock buyback program. The program allows the Company to purchase its common stock or enter into equity derivative transactions related to our common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of the Company’s common stock, regulatory, legal, and contractual requirements, alternative uses of cash, availability of on shore cash and other market factors. The program does not obligate the Company to repurchase any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. Under the program through the end of fiscal 2017, the Company used $239.2 million to repurchase 29.5 million shares at an average price of $8.11.
Yield Enhancement Program:
In fiscal 2009, the Audit Committee approved a yield enhancement strategy intended to improve the yield on the Company’s available cash. As part of this program, the Audit Committee authorized the Company to enter into short-term yield enhanced structured agreements, typically with maturities of 90 days or less, correlated to the Company’s stock price. Under the agreements, the Company entered into to date, it pays a fixed sum of cash upon execution of an agreement in exchange for the financial institution’s obligations to pay either a pre-determined amount of cash or shares of the Company’s common stock depending on the closing market price of the Company’s common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of the Company’s common stock is above the pre-determined price, the Company will have its cash investment returned plus a yield substantially above the yield currently available for short-term cash investments. If the closing market price is at or below the pre-determined price, the Company will receive the number of shares specified at the agreement’s inception. As the outcome of these arrangements is based entirely on the Company’s stock price and does not require the Company to deliver either shares or cash, other than the original investment, the entire transaction is recorded in equity.
The Company had no activity related to yield enhanced structured agreements during fiscal 2016 and 2017. The following table summarizes the activity of the Company’s settled yield enhanced structured agreements during fiscal 2015:

Periods	Aggregate Price Paid	Total Cash Proceeds Received Upon Maturity	Cash Yield Realized	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
Fiscal 2015:	(in thousands)
Settled through cash proceeds	$28,966	$29,353	$387	—	$—
Settled through issuance of common stock	9,601	—	—	1,000,000	9.6
Total for fiscal 2015	$38,567	$29,353	$387	1,000,000	$9.6

.
Dividends
During fiscal 2017, the Company paid total cash dividends of $144.7 million consisting of dividends of $0.11 per share of common stock paid in all four quarters of the fiscal year. On November 7, 2017, the Company’s Board declared a cash dividend of $0.11 per share payable to holders of record of the Company’s common stock at the close of business day on December 28, 2017. This cash dividend was paid on January 18, 2018 and totaled $38.7 million.
During fiscal 2016, the Company paid total cash dividends of $141.4 million, consisting of dividends of $0.11 per share of common stock paid in all four quarters of the fiscal year.
During fiscal 2015, the Company paid total cash dividends of $128.0 million, consisting of dividends of $0.11 per share of common stock paid in all four quarters of the fiscal year.

NOTE 16. RELATED PARTY TRANSACTIONS

During fiscal years 2017, 2016 or 2015, in the ordinary course of business, the Company purchased from, or sold to, several entities, for which one of its directors or executive officers also serves or served as a director or entities that are otherwise affiliated with one of the Company's directors or executive officers.

The following table provides the transactions with these parties for the indicated periods for the time period such parties were a related party of the Company:

	Year ended
	December 31, 2017	January 1, 2017	January 3, 2016
	(in thousands)
Total revenues	$4,713	$2,965	$1,684
Total purchases	$54,236	$7,936	$3,963

As of December 31, 2017 and January 1, 2017, total receivable balances with these parties totaled $4.8 million and $6.9 million, respectively, and total payable balances with these parties totaled $9.9 million and $0.2 million, respectively.

NOTE 17. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted-average common shares outstanding during the period. Diluted net income per share is computed using the weighted-average common shares outstanding and any dilutive potential common shares. Diluted net loss per common share is computed using the weighted-average common shares outstanding. This computation excludes all dilutive potential common shares when the Company is in a net loss position as their inclusion would be anti-dilutive. The Company’s dilutive securities primarily include stock options, restricted stock units, restricted stock awards, and the exchangeable notes.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands, except per-share amounts)
Net Income (Loss) per Share—Basic:
Net (loss) attributable to Cypress for basic and diluted computation	$(80,915)	$(683,234)	$(365,292)
Weighted-average common shares for basic computation	333,451	319,522	302,036
Net (loss) per share—basic	$(0.24)	$(2.14)	$(1.21)
Net (Loss) per Share—Diluted:
Net income (loss) attributable to Cypress for diluted computation	$(80,915)	$(683,234)	$(365,292)
Weighted-average common shares for basic computation	333,451	319,522	302,036
Effect of dilutive securities:
Stock options, restricted stock units, restricted stock awards and other	—	—	—
Weighted-average common shares for diluted computation	333,451	319,522	302,036
Net income (loss) per share—diluted	$(0.24)	$(2.14)	$(1.21)

Anti-Dilutive Securities:
The following securities calculated on a weighted average basis were excluded from the computation of diluted net income (loss) per share as their impact was anti-dilutive:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
	(in thousands)
Stock options, restricted stock units and restricted stock awards	8,375	6,226	11,316
Exchangeable Notes	17,732	13,844	15,210
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
As of December 31, 2017 and January 1, 2017, projected benefit obligations totaled $10.7 million and $9.7 million, respectively, and the fair value of plan assets was $3.3 million and $3.2 million, respectively.
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

Also in connection with the assumption of this pension plan liability, the Company assumed the restricted cash balance, which relates to the underfunded portion of the pension liability. The pension liability was paid out in fiscal 2017 in annual installments according to the employee's election.

The plan is unfunded as of December 31, 2017. This status is not indicative of the Company’s ability to pay ongoing pension benefits. The Company recorded a net periodic cost of $0.7 million and $1.1 million for the year ended December 31, 2017 and January 1, 2017, respectively. The Company has accrued a liability of $2.3 million and $1.9 million as of December 31, 2017 and January 1, 2017, respectively, which has been recorded in other long term liabilities on the Consolidated Balance Sheet. The Company expects to contribute an immaterial amount towards the Cash Balance Plan for fiscal 2017.

Cypress Incentive Plan

The Company has an employee incentive plan, which provides for cash incentive payments to certain employees including all named executive officers. Payments under the plan are determined based up on certain performance measures, including the Company’s Non-GAAP actual revenue and EPS as well as the achievement of strategic, operational and financial goals established for the company and for each employee. The Company recorded total charges of approximately $61.0 million under the plan in fiscal 2017.
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
Under the deferred compensation plans the assets are recorded at fair value in each reporting period with the offset being recorded in “Other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of December 31, 2017 and January 1, 2017, the fair value of the assets was $49.5 million and $45.6 million, respectively, and the fair value of the liabilities was $50.6 million and $46.4 million, respectively.
All non-cash expense and income recorded under the deferred compensation plans were included in the following line items in the Consolidated Statements of Operations:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
	(in thousands)
Changes in fair value of assets recorded in:
Other income (expense), net	$6,087	$2,326	$(1,353)
Changes in fair value of liabilities recorded in:
Cost of revenues	(602)	(288)	38
Research and development expenses	(2,826)	(884)	233
Selling, general and administrative expenses	(3,936)	(1,889)	260
Total income (expense), net	$(1,277)	$(735)	$(822)

401(k) Plan

The Company sponsors a 401(k) plan which provides participating employees with an opportunity to accumulate funds for retirement on a tax deferred basis. As of December 31, 2017, the Company did not make contributions to the 401(k) plan and all employee contributions are fully vested. Effective January 1, 2018, Cypress has initiated an employer matching contribution equal to 50% of the first $2,000 that the employees contribute to the Plan for both pre-tax and Roth deferrals.

NOTE 19. INCOME TAXES
The geographic distribution of income (loss) before income taxes and the components of income tax benefit (provision) are summarized below:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
		(In thousands)
United States loss	$(108,146)	$(786,610)	$(460,168)
Foreign income	38,388	105,992	111,836
Income (loss) before income taxes	(69,758)	(680,618)	(348,332)
Income tax benefit (provision):
Current tax benefit (expense):
Federal	(1,358)	(1,144)	219
State	(125)	204	55
Foreign	(15,081)	(926)	(17,189)
Total current tax benefit (expense)	(16,564)	(1,866)	(16,915)
Deferred tax benefit (expense):
Federal	4,341	(556)	(610)
State	(67)	(31)	(155)
Foreign	1,133	(163)	720
Total deferred tax benefit (expense)	5,407	(750)	(45)
Income tax benefit (provision)	$(11,157)	$(2,616)	$(16,960)

Income tax benefit (provision) differs from the amounts obtained by applying the statutory United States federal income tax rate to income (loss) before taxes as shown below:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
		(In thousands)
Benefit (provision) at U.S. statutory rate of 35%	$24,415	$238,216	$121,916
Foreign income at other than U.S. rates	(67,685)	(36,552)	(22,385)
Future benefits not recognized	29,762	(29,207)	(121,300)
Goodwill impairment	—	(181,987)	—
Reversal of previously accrued taxes	1,447	13,371	10,939
Tax impact of acquisitions	—	—	(6,457)
Foreign withholding taxes	(3,718)	(2,018)	(243)
State income taxes, net of federal benefit	(192)	(87)	(138)
Tax credit refund	5,637	—	—
Other, net	(823)	(4,352)	708
Income tax benefit (provision)	$(11,157)	$(2,616)	$(16,960)

The components of deferred tax assets and liabilities were as follows:

	As of
	December 31, 2017	January 1, 2017
	(In thousands)
Deferred tax assets:
Credits and net operating loss carryovers	$460,329	$496,448
Reserves and accruals	92,655	120,453
Excess of book over tax depreciation	11,744	35,886
Deferred income	39,367	26,457
Total deferred tax assets	604,095	679,244
Less valuation allowance	(513,191)	(445,030)
Deferred tax assets, net	90,904	234,214
Deferred tax liabilities:
Foreign earnings and others	(68,013)	(163,914)
Intangible assets arising from acquisitions	(24,477)	(71,960)
Total deferred tax liabilities	(92,490)	(235,874)
Net deferred tax assets	$(1,586)	$(1,660)

The Company has the following tax loss and credit carryforwards available to offset future income tax liabilities:

Carryforward	Amount	Expiration Date
	($ in millions)
Federal net operating loss carryforward	$1,195	2022-2037
Federal research credit carryforward	$118	2018-2037
International foreign tax credit carryforward	$8	2018-2023
State research credit carryforward	$97	Indefinite
State net operating loss carryforward	$434	2018-2036

The federal and state net operating loss carryforward is subject to limitations under Internal Revenue Code Section 382.
As of December 31, 2017, of the total deferred tax assets of $604.1 million, a valuation allowance of $513.2 million has been recorded for the portion that is not more likely than not to be realized. As of January 1, 2017, of the total deferred tax assets of $679.2 million, a valuation allowance of $445.0 million has been recorded for the portion which is not more likely than not to be realized. The Company’s determination of the need for a valuation allowance each year is based on a jurisdictional assessment.
The Company’s global operations involve manufacturing, research and development, and selling activities. The Company’s operations outside the U.S. are in certain countries that impose a statutory tax rate lower than the U.S. The Company is subject to tax holidays in Malaysia and Thailand where it manufactures and designs certain products. These tax holidays are scheduled to expire at varying times within the next five years. The Company’s tax benefit of these tax holidays for the year ended December 31, 2017 had an insignificant impact on earnings per share. Overall, the Company expects its foreign earnings to be taxed at rates lower than the statutory tax rate in the U.S.

Unrecognized Tax Benefits
The following table is a reconciliation of unrecognized tax benefits:

(In thousands)
Unrecognized tax benefits, as of December 28, 2014	$11,607
Decrease related to settlements with taxing authorities	(838)
Decrease related to lapsing of statute of limitation	(818)
Decrease based on tax positions related to prior year	(10,272)
Increase based on tax positions related to current year	6,487
Increases in balances related to tax positions taken during prior periods (including those related to acquisitions made during the year)	108,677
Unrecognized tax benefits, as of January 3, 2016	$114,843
Decrease related to lapsing of statute of limitation	(7,190)
Decrease based on tax positions related to prior year	—
Increase based on tax positions related to current year	5,639
Increases in balances related to tax positions taken during prior periods	33,032
Unrecognized tax benefits, as of January 1, 2017	$146,324
Decrease related to lapsing of statute of limitation	(1,108)
Decrease based on tax positions related to prior year	—
Increase based on tax positions related to current year	4,475
Increases in balances related to tax positions taken during prior periods	1,631
Decrease in balances due to the Tax Reform corporate tax rate change from 35% to 21%	(36,087)
Unrecognized tax benefits, as of December 31, 2017	$115,235
Gross unrecognized tax benefits decreased by $31.1 million during fiscal year 2017, resulting in gross unrecognized tax benefits of $115.2 million as of December 31, 2017.
During fiscal year 2017, the Company recognized $1.1 million of previously unrecognized tax benefits as a result of either the expiration of the statute of limitations for certain audit periods or settlement with taxing authorities.
The Company recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the accompanying consolidated statements of operations. The Company recognized approximately $2.2 million of benefit related to interest and penalties in fiscal year 2017. Accrued interest and penalties are included within other long-term liabilities in the consolidated balance sheets. As of December 31, 2017 and January 1, 2017, the combined amount of cumulative accrued interest and penalties was approximately $11.0 million and $8.5 million, respectively.

As of December 31, 2017 and January 1, 2017, the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate totaled $28.9 million and $24.3 million, respectively.
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

Classification of Interest and Penalties
The Company's policy is to classify interest expense and penalties, if any, as components of income tax provision in the Consolidated Statements of Operations. As of December 31, 2017 and January 1, 2017, the amount of accrued interest and penalties totaled $11.0 million and $8.5 million, respectively. The Company recorded a charge or (benefit) from interest and penalties of $2.2 million, ($3.4) million and $9.1 million during fiscal 2017, 2016 and 2015, respectively.
Tax Examinations
The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of December 31, 2017:

Tax Jurisdictions	Tax Years
United States	2010 and onward
Philippines	2014 and onward
Israel	2014 and onward
India	2004 and onward
Thailand	2011 and onward
Malaysia	2007 and onward
Switzerland	2008 and onward
California	2011 and onward
Japan	2010 and onward

Income tax examinations of the Company’s Malaysian subsidiary for the fiscal years 2007 to 2013 and our Philippine subsidiary for fiscal year 2014 are in progress. The Company does not believe the ultimate outcome of these examinations will result in a material increase to its tax liability.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code effective for tax years beginning after December 31, 2017. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, the repeal of corporate AMT, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated a reasonable estimate of the impact of the Act in its year end income tax provision in accordance with its understanding of the Act and guidance available as of the date of the issuance of the consolidated financial statements. As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax assets at December 31, 2017, which resulted in a provisional decrease of deferred tax balance and corresponding valuation allowance balance of $158.7 million. The provisional amount related to the remeasurement of certain deferred tax liabilities, based on the rates at which it is expected to reverse in the future, resulted in a tax benefit of $3.0 million. The provisional amount related to the repeal of corporate AMT was a tax benefit of $5.6 million as the prior year AMT credit will be refunded over 2018 - 2021. Based on the Act and guidance available as of the date of the issuance of the consolidated financial statements, the Company determined a provisional estimate of the impact of the one-time transition tax on the mandatory deemed repatriation of accumulative foreign subsidiary earnings. The Company estimates that the transition tax will result in the utilization of $46.0 million of net operating loss carryforwards against which the Company maintains a corresponding valuation allowance.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that there is no additional current tax expense required to be recorded in connection with the transition tax on the mandatory deemed repatriation of net cumulative foreign earnings and a reasonable estimate at December 31, 2017 as the Company believes it has sufficient tax attributes such as net operating loss and tax credits to offset any tax imposed on this income. Additional work is necessary for a more detailed analysis of the Company's historical foreign earnings as well as potential correlative adjustments.

Any subsequent adjustment to these amounts will be recorded to current tax expense upon completion of the analysis during the subsequent quarters of 2018.

United States income taxes and foreign withholding taxes have not been provided on a cumulative total of $361.3 million of undistributed earnings for non-United States subsidiaries as of December 31, 2017, because such earnings are intended to be indefinitely reinvested. The Company did not record a provision for additional United States income taxes caused by the one-time transition tax on the mandatory deemed repatriation of accumulative foreign subsidiary earnings as the Company has sufficient net operating loss carryforwards to offset the income. Withholding taxes associated with these undistributed earnings are not significant.

The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, considering the Company's current assessment of the probability of maintaining profitability, there is a reasonable possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. As such, the Company may release a significant portion, or all, of its valuation allowance against its deferred tax assets within the next 12 months. This release, if any, would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded.

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

The following table presents warranty reserve activities:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Beginning balance	$3,996	$4,096	$2,370
Warranties assumed as part of the Spansion merger	—	—	1,254
Provisions & prior warranty estimates	2,947	5,261	2,820
Settlements made	(2,498)	(5,361)	(2,348)
Ending balance	$4,445	$3,996	$4,096

Patent License Agreement

In December 2015, the Company entered into a strategic Patent License Agreement (“Agreement”) with Round Rock LLC (“Round Rock”) under which the Company and its majority-owned subsidiaries received a license to Round Rock’s substantial patent portfolio. This transaction allowed the Company and Round Rock to continue to develop its strategic relationship regarding patent monetization and litigation defense. Under the terms of the Agreement, the Company paid a license fee of $6.0 million.  One of the benefits that the Company received from the Agreement was the avoidance of future litigation expenses as well as future customer disruption and based upon its analysis, it determined that a portion of the license fee that the Company will pay Round Rock represents the cumulative cost relating to prior years. Consequently, the Company has recorded $2.2 million charge to cost of revenues in fiscal 2015. During fiscal 2017 and 2016, the Company has recorded $0.8 million, respectively, as part of cost of revenues related to this arrangement.

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

One of the benefits that the Company received from the PLA was the avoidance of future litigation expenses as well as future customer disruption and based upon the Company’s analysis, using a relief from royalty method, the Company determined that a portion of the license fee that it will pay IV represents the cumulative cost relating to prior years. As such, the Company recorded, $7.1 million which was recorded as a charge to cost of revenues in fiscal 2012. The Company originally capitalized $6.9 million on the Consolidated Balance Sheet and an additional 18.5 million due to the acquisition of Spansion as discussed above and also paid $5.8 million in 2016 remaining from the original agreement. The Company is amortizing such costs over the remaining life of the patent portfolio. Amortization expense was $4.5 million, $5.9 million and $4.4 million in fiscal years December 31, 2017, January 1, 2017 and January 3, 2016, respectively. The remaining capitalized balance of the PLA is $12.4 million and $18.6 million as of December 31, 2017 and January 1, 2017, respectively. Of such capitalized balance, $6.4 million and $6.4 million is in current assets, and $6.0 million and $12.2 million in long-term assets on the Consolidated Balance Sheet as of December 31, 2017 and January 1, 2017, respectively.

Operating Lease Commitments

The Company leases certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2026. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values.

As of December 31, 2017, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2018	$15,258
2019	11,854
2020	9,910
2021	6,685
2022	5,621
2023 and Thereafter	17,064
Total	$66,392

Rental expenses totaled $20.0 million, $15.0 million and $17.1 million in fiscal 2017, 2016 and 2015, respectively.

Restructuring accrual balances related to operating facility leases were $11.5 million and $14.2 million as of December 31, 2017 and January 1, 2017, respectively.

Contractual Obligations

The Company has entered into agreements with certain vendors that include "take or pay" terms. Take or pay terms obligate the Company to purchase a minimum required amount or services or make specified payments in lieu of such purchase. The Company may not be able to consume minimum commitments under these take or pay terms, requiring payments to vendors, which may have a material adverse impact on the Company's earnings.

Litigation and Asserted Claims

In August 15, 2016, a patent infringement lawsuit was filed by the California Institute of Technology (“Caltech”) against the Company in the U.S. District Court for the Central District of California (Case No. 16-cv-03714). The other co-defendants are Apple Inc., Avago Technologies Limited, Broadcom Corporation, and Broadcom Limited. Caltech alleges that defendants infringe four patents. On July 12, 2017, the Court issued a claim construction order. Trial will not occur until at least the third quarter of 2018, and the Company will defend against the allegations accordingly.  Due to the current stage of the proceedings, the Company cannot reasonably estimate the loss or the range of possible losses, if any.
In January 2017, matters related to two putative class action complaints filed in Santa Clara County Superior Court (Walter Jeter v. Spansion Inc., et. al. (No.114cv274635) and Shiva Y. Stein v. Spansion Inc., et. al. (No. 114CV274924)), were closed without materially adverse financial consequences for the Company.
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
On April 24, 2017, Mr. Rodgers filed a second lawsuit in the Delaware Court of Chancery (C.A. No. 2017-0314-AGB), naming the Company’s directors as defendants and alleging breach of the fiduciary duty of candor. The parties subsequently entered into a settlement agreement, with an effective date of June 30, 2017, to resolve and dismiss with prejudice all ongoing litigation and claims relating to the subject matter of the Section 220 and breach of fiduciary duty actions. On July 26, 2017, the litigations were dismissed with prejudice. This matter was closed without materially adverse financial consequences for the Company.
During fiscal 2017, matters related to North Star Innovations, Inc. (U.S. District Court for the District of Delaware, Case No. 16-cv-368 and U.S. District Court for the Central District of California, Case No. 16-cv-01721), Kingston Technology Corporation (Trademark Trial and Appeal Board Proceeding Nos. 91218100, 91222728, and 92061796), and Standard Communications Pty Ltd. (Supreme Court of New South Wales, Case No. 2016/263578-002), were closed without materially adverse financial consequences for the Company.
In January 2018, matters related to a grievance filed by a former employee (United States Court of Appeals for the Tenth Circuit, Case No. 16-9523 and District Court for El Paso County, Colorado, Case No. 2015-cv-30632), were closed without materially adverse financial consequences for the Company.
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
It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments the Company has made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations. Management believes that if the Company were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of December 31, 2017, the Company had no reason to believe a loss exceeding amounts already recognized had been incurred.

NOTE 21. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION
Segment Information
The Company designs, develops, manufactures and markets a broad range of high-performance solutions for embedded systems, from automotive, industrial and networking platforms to interactive consumer devices
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker ("CODM") is considered to be the Chief Executive Officer.

The following tables set forth certain information relating to the reportable business segments:
Revenues:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Microcontroller and Connectivity Division ("MCD")	$1,409,265	$994,482	$731,279
Memory Products Division ("MPD")	918,506	928,626	876,574
Total revenues	$2,327,771	$1,923,108	$1,607,853

Income (Loss) from Operations before Income Taxes:

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
Microcontroller and Connectivity Division	$56,314	$(12,674)	$(67,572)
Memory Products Division	279,129	192,066	83,054
Unallocated items:
Stock-based compensation expense	(91,581)	(98,513)	(83,690)
Restructuring (charges) benefit, including executive severance	(9,088)	(30,631)	(90,084)
Reimbursement payment in connection with the cooperation and settlement agreement	(3,500)	—	—
Amortization of intangibles and other acquisition-related costs	(204,448)	(210,513)	(143,487)
Impairment of assets and other	—	(33,944)	—
Impairment related to assets held for sale	—	(37,219)	—
Loss on extinguishment of debt	(7,246)	—	—
Gain on divestiture	1,245	—	66,472
Changes in value of deferred compensation plan	(1,277)	(735)	(820)
Gain related to investment in Deca Technologies Inc.	—	112,774	—
Goodwill impairment charge	—	(488,504)	—
Impact of purchase accounting and other	(17,402)	(55,724)	(107,328)
Income (loss) from operations before income taxes	$2,146	$(663,617)	$(343,455)

The Company does not allocate goodwill and intangible assets impairment charges, impact of purchase accounting, IPR&D, severance and retention costs, settlement agreements, acquisition-related costs, stock-based compensation, interest income and other, and interest expense to its segments. In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

Geographical Information
The following table presents revenues by geographical locations

	For The Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
	(In thousands)
United States	$220,128	$199,294	$199,527
Europe	291,948	255,604	208,525
Greater China (includes China, Taiwan and Hong Kong)	980,670	819,200	525,274
Japan	515,622	420,869	464,673
Rest of the World	319,403	228,141	209,854
Total revenue	$2,327,771	$1,923,108	$1,607,853

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	December 31, 2017	January 1, 2017
	(In thousands)
United States	$186,824	$189,912
Philippines	36,747	37,790
Thailand	29,151	32,547
Japan	12,211	14,898
Other	24,621	22,119
Total property, plant and equipment, net	$289,554	$297,266

The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the Company's CODM does not review asset information on a segment basis.
Customer Information
Outstanding accounts receivable from one the Company's distributors, accounted for 28% and 24%, respectively, of Company's consolidated accounts receivable as of December 31, 2017 and January 1, 2017.
Revenue generated through two of Company's distributors, accounted for 20% and 13%, respectively, of Company's consolidated revenues for fiscal 2017.
Revenue generated through one of Company's distributors, accounted for 23% of the Company's consolidated revenues for fiscal 2016.
Revenue generated through two of our distributors accounted for 25% and 10%, respectively, of the Company's consolidated revenues for fiscal 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cypress Semiconductor Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cypress Semiconductor Corporation and its subsidiaries ("the Company") as of December 31, 2017 and January 1, 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting related to the calculation of stock-based compensation expense existed as of that date.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for certain elements of its employee share-based payments as of January 2, 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 26, 2018

We have served as the Company’s auditor since 1982.

UNAUDITED QUARTERLY FINANCIAL DATA

Prior period information included in the tables below has been updated to reflect the impact of the revision. See Note 1 to the Company's consolidated financial statements for further discussion. The 2017 quarterly revisions will be effected in the 2018 unaudited interim financial statements filings on Form 10-Q.
Fiscal 2017

	Three Months Ended December 31, 2017 (1) (3)	Three Months Ended October 1, 2017
Revised Consolidated and Condensed Statements of Operations Amounts:		As previously reported	Adjustments	As revised
Revenues	$597,547	$604,574	$—	$604,574
Gross Margin	$266,900	$252,605	$436	$253,041
Net income (loss)	$(34,024)	$11,047	$1,983	$13,030
Adjust for net loss attributable to non-controlling interest	$12	$(14)	$—	$(14)
Net income (loss) attributable to Cypress	$(34,012)	$11,033	$1,983	$13,016
Net income (loss) per share - basic	$(0.10)	$0.03	$0.01	$0.04
Net income (loss) per share - diluted	$(0.10)	$0.03	$0.01	$0.04

	Three Months Ended July 2, 2017 (1) (2)			Three Months Ended April 2, 2017 (1)
Revised Consolidated and Condensed Statements of Operations Amounts:	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Revenues	$593,776	$—	$593,776	$531,874	$—	$531,874
Gross Margin	$236,182	$833	$237,015	$199,060	$1,446	$200,506
Net income (loss)	$(22.838)	$5,984	$(16,854)	$(45,718)	2,783	$(42,935)
Adjust for net loss attributable to non-controlling interest	$(66)	$—	$(66)	$(64)	$—	$(64)
Net income (loss) attributable to Cypress	$(22,904)	$5,984	$(16,920)	$(45,782)	$2,783	$(42,999)
Net income (loss) per share - basic	$(0.07)	$0.02	$(0.05)	$(0.14)	$—	$(0.13)
Net income (loss) per share - diluted	$(0.07)	$0.02	$(0.05)	$(0.14)	$—	$(0.13)
Fiscal 2016

	Three Months Ended January 1, 2017 (7) (8) (9)			Three Months Ended October 2, 2016 (7) (9)
Revised Consolidated and Condensed Statements of Operations Amounts:	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Revenues	$530,172	$—	$530,172	$523,845	$—	$523,845
Gross Margin	$201,952	$1,204	$203,156	$198,620	$7,880	$206,500
Net income (loss)	$(72,320)	$1,512	$(70,808)	$9,235	$6,649	$15,884
Adjust for net loss attributable to non-controlling interest	$(46)	$—	$(46)	$176	$—	$176
Net income (loss) attributable to Cypress	$(72,366)	$1,512	$(70,854)	$9,411	$6,649	$16,060
Net income (loss) per share - basic	$(0.22)	$—	$(0.22)	$0.03	$0.02	$0.05
Net income (loss) per share - diluted	$(0.22)	$—	$(0.22)	$0.03	$0.02	$0.05

	Three Months Ended July 3, 2016 (5) (6) (9)			Three Months Ended April 3, 2016 (4) (9)
Revised Consolidated and Condensed Statements of Operations Amounts:	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Revenues	$450,127	$—	$450,127	$418,964	$—	$418,964
Gross Margin	$158,778	$(3,522)	$155,256	$125,785	$(3,128)	$122,657
Net income (loss)	$(519,655)	$(2,925)	$(522,580)	$(104,154)	$(2,219)	$(106,373)
Adjust for net loss attributable to non-controlling interest	$381	$—	$381	$132	$—	$132
Net income (loss) attributable to Cypress	$(519,274)	$(2,925)	$(522,199)	$(104,022)	$(2,219)	$(106,241)
Net income (loss) per share - basic	$(1.65)	$(0.01)	$(1.66)	$(0.32)	$(0.01)	$(0.33)
Net income (loss) per share - diluted	$(1.65)	$(0.01)	$(1.66)	$(0.32)	$(0.01)	$(0.33)

(1)
During the first, second, and fourth quarters of fiscal 2017, the Company recorded $2.5 million, $0.9 million, and $5.6 million, respectively, of restructuring charges. See Note 10 of the notes to the consolidated financial statements.

(2)	In the second quarter of fiscal 2017, the Company recorded $12.0 million of litigation and proxy related expenses in connection with a shareholder related matter.

(3)	During the fourth quarter of fiscal 2017, the Company recorded impairment charge of $51.2 million related to the investment in Enovix, a privately held company.

(4)
During the first quarter of fiscal 2016, the impact from the change in methodology for recognizing revenue for sales to certain distributors at the time of shipment, was increase in revenue of $9.4 million, reduction in net loss of $3.1 million or $0.01 per basic and diluted share.

(5)
During the second quarter of fiscal 2016, the impact from the change in methodology for recognizing revenue for sales to certain distributors at the time of shipment, was increase in revenue of $24.2 million, reduction in net loss of $6.8 million or $0.02 per basic and diluted share.

(6)
In the second quarter of fiscal 2016, the Company recorded a non-cash goodwill impairment charge of $488.5 million related to the Company's MCD reporting unit. See Note 3 of the notes to the consolidated financial statements.

(7)
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

(8)
During the fourth quarter of fiscal 2016, the impact from the change in methodology for recognizing revenue for sales to certain distributors at the time of shipment was an increase in revenue of $12.6 million and a reduction in net loss of $2.2 million, or $0.01 per basic and diluted share.

(9)
During the first, second, third and fourth quarters of fiscal 2016, the Company recorded $0.3 million, $0.7 million $8 million, and $17.2 million, respectively, of restructuring charges. See Note 10 of the notes to the consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2017. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. In addition, the design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness related to stock-based compensation described in Management's Report on Internal Control over Financial Reporting below.

Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this annual report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment using these criteria listed above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017, due to the existence of a material weakness related to the calculation of stock-based compensation expense. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.

The material weakness identified by management was due to internal controls not being designed at a precision level sufficient to detect errors in certain assumptions and calculations used in the determination of non-cash stock-based compensation primarily relating to the Employee Share Purchase Program (“ESPP”). These errors resulted in an overstatement of expenses and net loss or understatement of net income, and did not impact cash generated from operations, related to the fiscal years ended January 3, 2016 and January 1, 2017 and the first three quarters in the fiscal year ended December 31, 2017.

This control deficiency resulted in a revision of certain balances and disclosures previously reported in the consolidated financial statements for the periods indicated above. Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 115 of this Annual Report on Form 10-K.

Remediation Plan to Address Material Weakness

Management’s plan to remediate this material weakness includes redesigning controls over the evaluation of assumptions and detailed calculations relating to the ESPP and expanding its control activities to adequately reconcile and validate assumptions to the models used to determine non-cash stock-based compensation expense. In addition, effective January 1, 2018, management has changed the parameters of the ESPP, which is expected to reduce the number of inputs required to estimate the fair value of those awards.
The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect the remediation of this material weakness to be completed prior to the end of fiscal 2018.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Joseph Rauschmayer, the Company's Executive Vice President of Manufacturing, a named executive officer, will retire February 28, 2018.

The Company's new Executive Vice President of Worldwide Manufacturing, Dr. Wei-Chung Wang, joined the Company in October 2017.

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
The information required by this item concerning directors is incorporated by reference from the information set forth in the section titled “Proposal One - Election of Directors” in our Proxy Statement for the 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2017 (the “2018 Proxy Statement”).
The information required by this item concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference from the information set forth in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement.
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
The information required by this item concerning executive compensation is incorporated by reference from the information set forth in the sections titled “Compensation Discussion and Analysis” and “Executive Compensation Tables” in our 2018 Proxy Statement.
The information required by this item concerning compensation of directors is incorporated by reference from the information set forth in the section titled “Director Compensation” in our 2018 Proxy Statement.
The information required by this item concerning our compensation committee is incorporated by reference from the information set forth in the sections titled “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee of the Board of Directors” in our 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning security ownership of certain beneficial owners, directors and executive officers is incorporated by reference from the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our 2018 Proxy Statement.
The information required by this item regarding our equity compensation plans is incorporated by reference from Item 5 of this Annual Report on Form 10-K

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with certain persons is incorporated by reference from the information set forth in the sections titled "Policies and Procedures with Respect to Related Person Transactions” and “Certain Relationships and Related Transactions” in our 2018 Proxy Statement.

The information required by this item concerning director independence is incorporated by reference from the information set forth in the section titled “Corporate Governance” in our 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item concerning fees and services is incorporated by reference from the information set forth in the section titled “Proposal Two—Ratification of the Selection of Independent Registered Public Accounting Firm” in our 2018 Proxy Statement.
The information required by this item regarding the audit committee’s pre-approval policies and procedures is incorporated by reference from the information set forth in the section titled “Proposal Two—Ratification of the Selection of Independent Registered Public Accounting Firm” in our 2018 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements:

2.	Financial Statement Schedule for the years ended December 31, 2017, January 1, 2017 and January 3, 2016:

Page
Schedule II—Valuation and Qualifying Accounts	123

The exhibits listed below are required to be filed as exhibits to the Cypress Semiconductor’s Annual Report on Form 10-K for the year ended December 31, 2017.

3.	Exhibits:
     See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

ITEM 16.     FORM 10-K SUMMARY

Not applicable.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts		Deductions Credited to Expenses or Other Accounts		Balance at End of Period
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended December 31, 2017	$1,028	$—		$—		$1,028
Year ended January 1, 2017	$1,189	$490		$(651)		$1,028
Year ended January 3, 2016	$738	$576		$(125)		$1,189
Deferred tax valuation allowance
Year ended December 31, 2017	$445,030	$68,161	(1),(2)	$—		$513,191
Year ended January 1, 2017	$512,975	$—		$(67,945)	(1)	$445,030
Year ended January 3, 2016	$358,424	$154,551	(1)	$—		$512,975

(1)
Represents the change in valuation allowance primarily related to federal and state deferred tax assets that management has determined not likely to be realized due, in part, to projections of future taxable income.

(2)
Includes unrecognized tax benefits recorded as deferred tax asset of $138.0 million related to the adoption of ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: February 26, 2018	By:	/ S / Thad Trent
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

Signature	Title	Date

/S/ HASSANE EL-KHOURY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2018
Hassane El-Khoury

/S/ THAD TRENT	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2018
Thad Trent

/S/ W. STEVE ALBRECHT	Chairman of the Board of Directors	February 26, 2018
W. Steve Albrecht

/S/ OH CHUL KWON	Director	February 26, 2018
Oh Chul Kwon

/s/ CATHERINE P. LEGO	Director	February 26, 2018
Catherine P. Lego

/s/ CAMILLO MARTINO	Director	February 26, 2018
Camillo Martino

/S/ J. DANIEL MCCRANIE	Director	February 26, 2018
J. Daniel McCranie

/s/ JEFFREY J. OWENS	Director	February 26, 2018
Jeffrey J. Owens

/s/ JEANNINE P. SARGENT	Director	February 26, 2018
Jeannine P. Sargent

/S/ MICHAEL S. WISHART	Director	February 26, 2018
Michael S. Wishart

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith
1
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.

2.1
Agreement and Plan of Merger and Reorganization, dated as of December 1, 2014, by and among Cypress Semiconductor Corporation, a Delaware corporation, Mustang Acquisition Corporation, a wholly owned subsidiary of Cypress Semiconductor Corporation and a Delaware corporation, and Spansion Inc., a Delaware corporation.
		8-K	12/1/2014

3.1	Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation.	10-K	12/31/2000

3.1.1	Amendment to Second Restated Certificate of Incorporation.	8-K	3/24/2017

3.2	Amended and Restated Bylaws of Cypress Semiconductor Corporation.	10-Q	8/9/2016

3.2.1	Amendment to Amended and Restated Bylaws.	8-K	3/24/2017

4.1
Supplemental Indenture, dated March 12, 2015, by and between Spansion LLC, Spansion Inc., Spansion Technology LLC and the other guarantors from time to time party thereto, Cypress Semiconductor Corporation and Wells Fargo Bank, National Association, as trustee.
		8-K(1)	3/12/2015

4.2	Indenture, dated June 23, 2016, by and between Cypress Semiconductor Corporation and U.S. Bank National Association.	8-K	6/23/2016

4.3	Form of 4.50% Senior Exchangeable Note due 2022 (included in Exhibit 4.1 of the Form 8-K, referenced herein).	8-K	6/23/2016

4.4	Form of Capped Call Transaction.	10-Q	7/3/2016

4.5	Indenture, dated November 6, 2017, by and between Cypress Semiconductor Corporation and U.S. Bank National Association.	8-K	11/6/2017

4.6	Form of 2.00% Senior Convertible Note due 2023 (included in Exhibit 4.1 of the Form 8-K referenced herein).	8-K	11/6/2017

10.1+	Form of Indemnification Agreement.	S-1(2)	3/4/1987

10.2+	Form of Change of Control Severance Agreement.	10-Q	7/3/2016

10.3+	Severance Policy dated May 26, 2016.	10-Q	7/3/2016

10.4 +	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan I.	10-K	1/3/2016

10.48	Amendment No. 4 to the Amended and Restated Credit and Guaranty Agreement dated February 17, 2017.	8-K	2/21/2017

10.49	Amendment No. 5 to Amended and Restated Credit and Guaranty Agreement dated April 7, 2017.	8-K	4/10/2017

10.5	Joinder Agreement and Amendment No. 6 to Amended and Restated Credit and Guaranty Agreement dated August 18, 2017.	8-K	8/18/2017

10.5 +	Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan II.	10-K	1/3/2016

10.54	Purchase Agreement, dated as of November 1, 2017, by and between Cypress Semiconductor Corporation and Barclays Capital Inc.	8-K	11/6/2017

10.55	Mutual Release Agreement, dated as of June 11, 2017, by and between Cypress Semiconductor Corporation and H. Raymond Bingham.	8-K	6/12/2017

10.56	Cooperation and Settlement Agreement, dated June 30, 2017.	8-K	7/6/2017

10.6+	Cypress Semiconductor Corporation 2006 Key Employee Bonus Plan (KEBP) Summary.	10-K	3/17/2006

10.7 +	Cypress Semiconductor Corporation Performance Profit Sharing Plan (PPSP) Summary.	10-K	3/17/2006

10.8	Memorandum of Agreement between GNPower Ltd. Co. and Cypress Manufacturing Ltd.	10-Q	10/1/2006

10.9	Guaranty dated December 12, 2006 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006

10.10	Lease Agreement dated as of June 27, 2003 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	6/29/2003

10.11	Memorandum of Agreement between GNPower Ltd. Co. and Cypress Manufacturing Ltd.	10-Q	10/1/2006

10.12	Guaranty dated December 12, 2006 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006

10.13	Guaranty dated February 1, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/31/2006

10.14	Guaranty dated March 19, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	4/1/2007

10.15	Guaranty dated May 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	7/1/2007

10.16	Guaranty dated June 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	7/1/2007

10.17	Guaranty dated December 15, 2007 by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-K	12/30/2007

10.18	Guaranty, dated March 24, 2008, by and between Grace Semiconductor USA, Inc., CIT Technologies Corporation and Cypress Semiconductor Corporation.	10-Q	3/30/2008

10.19	Asset Purchase Agreement by and between Broadcom Corporation as Seller and Cypress Semiconductor Corporation as Buyer dated as of April 28, 2016.	10-Q	4/3/2016

10.20	Project Le Cose Commitment Letter dated as of April 28, 2016	10-Q	4/3/2016

10.21	Purchase Agreement by and among Merrill Lynch, Pierce, Fenner & Smith Incorporated and Cypress Semiconductor Corporation dated as of June 20, 2016.	10-Q	7/3/2016

10.22
Joinder and Amendment Agreement, dated as of July 5, 2016, by and among Cypress Semiconductor Corporation, the guarantors party thereto, the incremental term loan lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent.
		8-K	7/5/2016

10.23+	Form of Restricted Stock Unit Agreement under the Cypress Semiconductor Corporation 2013 Stock Plan.	10-Q	9/27/2015

10.24+	Amended Form of Restricted Stock Unit and Performance Stock Unit Grant Agreement under the 2015 PARS Grant program.	10-Q	6/28/2015

10.25+	2012 Incentive Award Plan, as amended and restated.	S-8	12/12/2012

10.26+	Spansion Inc. 2010 Equity Incentive Award Plan	S-8(3)	5/10/2010

10.27+	Amendment to Spansion Inc. 2010 Equity Incentive Award Plan	8-K(3)	5/14/2010

10.28+	1999 Non-Statutory Stock Option Plan, as amended and restated.	S-8	10/24/2008

10.29+	Amended and Restated Cypress Semiconductor Corporation 2013 Stock Plan.	10-Q	9/27/2015

10.30+	Employee Qualified Stock Purchase Plan, as amended and restated.	10-K	3/2/2016

10.31+	2016 Cypress Incentive Plan.	8-K	2/25/2016

10.32	Form of Cypress Support Agreement.	8-K	12/1/2014

10.33	Form of Spansion Support Agreement.	8-K	12/1/2014

10.34+	Thad Trent Employment Agreement.	10-K	2/17/2015

10.37+	Employment Agreement and Release between Cypress Semiconductor Corporation and T.J. Rodgers dated June 3, 2016.	10-Q	7/3/2016

10.39+	Employment Offer Letter, by and between Cypress Semiconductor Corporation and Hassane El-Khoury, dated August 10, 2016.	8-K	8/12/2016

10.41+	Employment Agreement, by and between Cypress Semiconductor Corporation and Hassane El-Khoury, dated November 30, 2016.	10-K	1/1/2017

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
		8-K(1)	3/12/2015

10.44	Joinder Agreement dated as of December 22, 2015.	8-K	1/11/2016

10.45	Incremental Revolving Joinder Agreement dated as of January 6, 2016.	8-K	1/11/2016

10.46	Amendment No. 2 to Amended and Restated Credit and Guaranty Agreement dated March 23, 2016.	10-Q	5/10/2016

10.47	Amendment No. 3 to Amended and Restated Credit and Guaranty Agreement dated April 27, 2016.	10-Q	4/3/2016

10.48	Lease Agreement dated as of June 27, 2003 between Wachovia Development Corporation and Cypress Semiconductor Corporation.	10-Q	8/12/2003

10.49	Lease Agreement between Spansion Inc. and Hines VAP No. Cal. Properties, LP, effective May 20, 2014.	10-Q(3)	5/29/2014

10.50++	Distribution Agreement between Cypress Semiconductor Corporation and Fujitsu Electronics Incorporated dated September 10, 2015.	10-Q	9/16/2015

10.51	Amendment to Amended and Restated Cypress Semiconductor Corporation Employee Stock Purchase Plan			X

21.1	Subsidiaries of Cypress Semiconductor Corporation.			X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1+++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2+++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

+	Identifies a management contract or compensatory plans or arrangements required to be filed as an exhibit.

++	Confidential treatment has been granted with respect to portions of this exhibit.

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

(1)
The agreement and description is qualified in its entirety by reference to the Amendment and Restatement Agreement, Restated Credit Agreement and the Amended and Restated Pledge and Security Agreement, which are attached as Exhibits 10.1, Exhibit 10.2 and Exhibit 10.3, respectively, to the Current Report on Form 8-K, filed March 12, 2015, and are incorporated herein by reference.

(2)	There is no hyperlink available for this exhibit.

(3)	Indicates a filing of Spansion Inc.