Form 10-Q
period 2018-04-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2018-04-30
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The total number of outstanding shares of the registrant’s common stock as of April 20, 2018 was 358,492,152.

PART I—FINANCIAL INFORMATION

Forward-Looking Statements
The discussion in this Quarterly Report on Form 10-Q contains statements that are not historical in nature, but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including, but not limited to, statements related to: our pursuit of long-term growth initiatives, including various long-term strategic corporate transformational initiatives, collectively referred to as our Cypress 3.0 strategy; expected improvements in margin and our ability to successfully execute on our margin improvement plan; our manufacturing strategy including our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to secure supply to meet customer demand; the anticipated impact of our acquisitions, dispositions and restructuring activities; anticipated growth opportunities in the automotive, consumer and industrial markets; our expectations regarding dividends and stock repurchases; our expectations regarding future technology transfers and other licensing arrangements; our efforts to license and/or monetize our intellectual property portfolio; our expectations regarding the timing and cost of our restructuring liabilities; our expectations regarding our active litigation matters and our intent to defend ourselves in those matters; the competitive advantage we believe we have with our patents as well as our proprietary programmable technologies and programmable products; our plans for our products, pricing, and marketing efforts, including the potential impact on our customer base if we were to raise our prices; our backlog as an indicator of future performance; our ability to pay down our indebtedness and continue to meet the covenants set forth in our debt agreements; the risk associated with our yield investment agreements; our foreign currency exposure and the impact exchange rates could have on our operating margins; the adequacy of our cash and working capital positions; the value and liquidity of our investments, including auction rate securities, other debt investments, and investments in privately-held companies; the impact of U.S. tax reform efforts; our ability to recognize certain unrecognized tax benefits within the next twelve months as well as the resolution of agreements with various foreign tax authorities; our investment strategy; the impact of interest rate fluctuations on our investments; the volatility of our stock price; the impact of actions by stockholder activists; the size and composition of our Board of Directors; the adequacy of our real estate properties; the utility of our non-GAAP reporting; the adequacy of our audits; the potential impact of our indemnification obligations; our plans to remediate the identified material weakness; and the impact of new accounting standards on our financial statements and our ability to recognize revenue. We use words such as "may," "will," “should,” "plan," "anticipate," "believe," "expect," "future," "intend," "estimate," "predict," "potential," "continue," and similar expressions to identify forward-looking statements. Such forward-looking statements are made as of the date hereof and are based on our current expectations, beliefs and intentions regarding future events or our financial performance and the information available to management as of the date hereof. In addition, readers are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we assume no responsibility to update any such forward-looking statements. Our actual results could differ materially from those expected, discussed or projected in the forward-looking statements contained in this Quarterly Report on Form 10-Q for any number of reasons, including, but not limited to: the state and future of the general economy and its impact on the markets and consumers we serve and our investments; our ability to execute on our Cypress 3.0 strategy and our margin improvement plan; our ability to effectively integrate companies and assets that we acquire; our ability to attract and retain key personnel; our ability to timely deliver our proprietary and programmable technologies and products; the current credit conditions; our ability to retain and expand our customer base, which may be adversely affected if we were to raise our prices; our ability to transform our business with a leading portfolio of programmable products; the number and nature of our competitors; the changing environment and/or cycles of the semiconductor industry; foreign currency exchange rates; our ability to efficiently manage our manufacturing facilities and achieve our cost goals emanating from our flexible manufacturing strategy; our ability to achieve our goals related to our restructuring activities; the uncertainty and expense of pending litigation matters; our ability to pay down our indebtedness and continue to meet the covenants set forth in our debt agreements; our ability to manage our investments and interest rate and exchange rate exposure; changes in the law including changes to tax and intellectual property law; potential disruptions in the international trade and investment environment, including deteriorating relationships between the US government and foreign governments; the results of our pending tax examinations; our ability to achieve liquidity in our investments; the failure or success of the privately-held companies that we are invested in; our ability to remediate any material weakness; and/or the materialization of one or more of the risks set forth above or under Part I, Item 1A (Risk Factors) in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 1, 2018	December 31, 2017
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$106,752	$151,596
Accounts receivable, net	393,303	295,991
Inventories	275,449	272,127
Other current assets	112,747	103,637
Total current assets	888,251	823,351
Property, plant and equipment, net	294,299	289,554
Equity method investments	119,053	122,514
Intangible assets, net	660,809	715,120
Goodwill	1,439,472	1,439,472
Other long-term assets	138,539	147,039
Total assets	$3,540,423	$3,537,050
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$236,930	$213,101
Accrued compensation and employee benefits	66,917	79,275
Price adjustment and other revenue reserves	214,630	173,592
Dividend payable	39,401	38,741
Current portion of long-term debt	27,303	27,303
Other current liabilities	115,558	143,485
Total current liabilities	700,739	675,497
Deferred income taxes and other tax liabilities	54,083	52,006
Revolving credit facility and long-term portion of debt	920,684	956,513
Other long-term liabilities	36,112	35,442
Total liabilities	$1,711,618	$1,719,458
Commitments and contingencies (Note 10)	—	—
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 531,765 and 525,719 shares issued; 358,262 and 352,220 shares outstanding at April 1, 2018 and December 31, 2017, respectively	4,969	4,936
Additional paid-in-capital	5,657,767	5,659,612
Accumulated other comprehensive income (loss)	2,572	(1,362)
Accumulated deficit	(1,502,628)	(1,511,706)
Stockholders’ equity before treasury stock	4,162,680	4,151,480
Less: Shares of common stock held in treasury, at cost; 173,503 and 173,498 shares at April 1, 2018 and December 31, 2017, respectively	(2,334,943)	(2,334,944)
Total Cypress stockholders’ equity	1,827,737	1,816,536
Non-controlling interest	1,068	1,056
Total equity	1,828,805	1,817,592
Total liabilities and equity	$3,540,423	$3,537,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands, except per-share amounts)
Revenues	$582,241	$531,874
Cost of revenues	369,849	374,766
Gross profit	212,392	157,108
Research and development	93,233	89,348
Selling, general and administrative	83,397	81,333
Total operating expenses	176,630	170,681
Operating income (loss)	35,762	(13,573)
Interest expense	(18,859)	(19,475)
Other income, net	705	116
Income (loss) before income taxes and non-controlling interest	17,608	(32,932)
Income tax provision	(5,057)	(4,927)
Share in net loss of equity method investees	(3,461)	(5,076)
Net income (loss)	9,090	(42,935)
Net loss attributable to non-controlling interests	(12)	(64)
Net income (loss) attributable to Cypress	$9,078	$(42,999)
Net income (loss) per share attributable to Cypress:
Basic	$0.03	$(0.13)
Diluted	$0.02	$(0.13)
Cash dividend declared per share	$0.11	$0.11
Shares used in net income (loss) per share calculation:
Basic	355,461	326,964
Diluted	370,592	326,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Net income (loss)	$9,090	$(42,935)
Other comprehensive (loss) income:
Net unrealized (loss) gain on cash flow hedges:
Net unrealized gain arising during the period	4,464	2,240
Net (gain) loss reclassified into earnings for revenue hedges (effective portion)	607	(2,589)
Net loss (gain) reclassified into earnings for expense hedges (effective portion)	(1,137)	5,650
Provision for income tax	—	(808)
Net unrealized (loss) gain on cash flow hedges	3,934	4,493
Other comprehensive (loss) income	3,934	4,493
Comprehensive income (loss)	13,024	(38,442)
Comprehensive loss attributable to non-controlling interest	(12)	(64)
Comprehensive income (loss) attributable to Cypress	$13,012	$(38,506)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$9,090	$(42,935)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	18,458	23,154
Depreciation and amortization	71,450	65,111
(Gain) loss on disposal and impairment of property and equipment	5,337	—
Share in net loss of equity method investees	3,461	5,076
Accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt	8,423	5,051
Restructuring and other adjustments	3,911	(526)
Changes in operating assets and liabilities:
Accounts receivable	(97,312)	15,761
Inventories	(4,203)	(37,105)
Other current and long-term assets	(6,252)	(3,695)
Price adjustment reserve for sales to distributors	41,037	6,546
Accounts payable and other liabilities	(21,722)	(10,717)
Net cash provided by operating activities	31,678	25,721
Cash flows from investing activities:
Cash received on sale of asset held for sale	—	31,611
Proceeds from divestiture	—	6,509
Distributions (contributions), net for deferred compensation plan	4,743	4,427
Acquisition of property, plant and equipment	(17,267)	(13,772)
Cash paid for equity and cost method investments	—	(7,125)
Other investing	(1,649)	—
Net cash used in investing activities	(14,173)	21,650
Cash flows from financing activities:
Borrowings under revolving credit facility	60,000	30,000
Repayment of revolving credit facility	(87,000)	(45,000)
Repayment of Term Loan A and Term Loan B	(6,826)	(7,500)
Payment of cash dividends	(38,741)	(35,537)
Proceeds from employee stock-based awards	20,543	17,936
Payment for extinguishment of 2% 2020 Spansion Exchangeable Notes	(10,000)	(114)
Financing costs related to debt	(325)	(5,828)
Net cash used in financing activities	(62,349)	(46,043)
Net increase (decrease) in cash and cash equivalents	(44,844)	1,328
Cash and cash equivalents, beginning of period	151,596	120,172
Cash and cash equivalents, end of period	$106,752	$121,500

Supplemental Cash Flows Disclosures:
Unpaid purchase of property, plant and equipment	$20,159	$2,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Years
Cypress Semiconductor Corporation (“Cypress” or the “Company”) reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal years 2018 and 2017 each contained 52 weeks. The first quarter of fiscal 2018 ended on April 1, 2018 and the first quarter of fiscal 2017 ended on April 2, 2017.

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Cypress and all of its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal, recurring nature, which are necessary to state fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Cypress's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP").

Certain balances included on the Consolidated Balance Sheet and in the Consolidated Statement of Cash Flows for prior periods have been reclassified to conform to the current period presentation. During the quarter ended April 1, 2018, the Company allocated the amortization of acquisition-related intangible assets and restructuring costs by function in the Consolidated Statements of Operations. The Consolidated Statement of Operations for the prior period has been reclassified to conform to the current period presentation as follow:

	Three months Ended April 2, 2017
	As Revised	Reclassification	As Adjusted
	(in Thousands)
Cost of revenues	331,368	43,398	374,766
Research and development	86,996	2,352	89,348
Selling, general and administrative	76,262	5,071	81,333
Amortization of intangible assets	48,249	(48,249)	—
Restructuring costs (benefit)	2,572	(2,572)	—

The Condensed Consolidated Statement of Operations for the three months ended April 1, 2018 is not necessarily indicative of the results to be expected for the full fiscal year.
Summary of Significant Accounting Policies
The Company's significant accounting policies are described under Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

The following are the recent accounting pronouncements issued but not yet adopted that may materially affect the Company’s consolidated financial statements:

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-02, Leases, ("Topic 842"), which replaces most current lease guidance when it becomes effective. This standard update intends to increase the transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

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

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in ASU 2018-02 are intended to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance in ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

Adoption of ASC 606:

In May 2014, the FASB issued an ASU on revenue from contracts with customers, ASU No. 2014-09, “Revenue from Contracts with Customers” (“Topic 606”). This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance is effective for annual reporting periods including interim reporting reports beginning after December 15, 2017. Collectively, we refer to Topic 606, its related amendments and Subtopic 340-40 as the “new standard”.

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to all contracts that are not completed contracts at the date of initial application (i.e., January 1, 2018). Results for reporting periods after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. There was no impact on the opening accumulated deficit as of January 1, 2018 due to the adoption of Topic 606. We reclassified the sales return reserve to current liabilities presented as "Price adjustment and other revenue reserves" from the allowance for accounts receivable due to the adoption of Topic 606.
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales of products with alternative use account for the majority of our revenue and are recognized at a point in time, the timing of such recognition remained the same under Topic 606.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer and deposited with the relevant government authority, are excluded from revenue. The Company's revenue arrangements do not contain significant financing components.
Revenue is recognized over a period of time when it is assessed that performance obligations are satisfied over a period rather than at a point in time. When any of the following criteria is fulfilled, revenue is recognized over a period of time:

(a)	The customer simultaneously receives and consumes the benefits provided by the performance as Cypress performs.

(b)	Cypress’ performance creates or enhances an asset (for example, work in process) that the customer controls as the asset is created or enhanced.

(c)	Cypress’ performance does not create an asset with an alternative use, and Cypress has an enforceable right to payment for performance completed to date.

We then select an appropriate method for measuring progress toward complete satisfaction of the performance obligation, usually costs incurred to date relative to the total expected costs to the satisfaction of that performance obligation.

Sales to certain distributors are made under arrangements which provide the distributors with price adjustments, price protection, stock rotation and other allowances under certain circumstances. These adjustment and allowances are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenue recognized. We believe that there will not be significant changes to our estimates of variable consideration.

Our non-recurring engineering (“NRE”) contracts with customers may include multiple performance obligations. For NRE arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling price of intellectual properties license based on residual approach, and service based on cost plus a reasonable margin. We recognize revenue in the amount to which we have a right to invoice, if the right to consideration from the customer is in an amount that corresponds reasonably with the value to the customer of the entity’s performance completed to date.
If a customer pays consideration, or Cypress has a right to an amount of consideration that is unconditional before we transfer a good or service to the customer, those amounts are classified as deferred income/ advances received from customers which are included in other current liabilities or other long-term liabilities when the payment is made or it is due, whichever is earlier.

If the arrangement includes variable contingent consideration, the Company recognizes revenue over time if Management can reasonably measure its progress, or capable of providing reliable information that would be required to apply an appropriate method of measuring progress.

Practical Expedients and Elections

Sales commissions are owed and are recorded at the time of sell through of our products to end customers. These costs are recorded within sales and marketing expenses.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods.

Other recently adopted pronouncements:

In October 2016, the FASB issued ASU 2016-16, “Intra- Entity Transfers of Assets Other Than Inventory.” For public entities, ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter fiscal 2018. The adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18 Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method to each period presented. The Company adopted the provisions of ASU 2016-18 as of January 1, 2018. There was no material impact on the Company's consolidated financial statements resulting from the adoption of this guidance.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill.  Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance in the first quarter fiscal 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 amends the requirements in GAAP related to accounting for changes to stock compensation awards. The guidance in ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this guidance in the first quarter fiscal 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

Revision of prior period financial statements

During the fiscal year ended December 31, 2017, we identified and recorded certain immaterial errors that originated in fiscal years ended January 1, 2017 and January 3, 2016. These errors consisted primarily of errors in certain assumptions and calculations used in the determination of non-cash stock-based compensation primarily relating to the Employee Share Purchase Program (“ESPP”). We determined that the errors were not material to the previously issued financial statements and disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2017 or for any quarterly periods included therein.

For the three months ended April 1, 2018, we are presenting comparative fiscal 2017 quarterly information. The fiscal 2017 results for the three months ended April 2, 2017 have been revised to reflect the quarterly impact of the adjustments described above.

The effect of the immaterial corrections on the consolidated statement of operations for the quarter ended April 2, 2017 is as follows:

	Quarter Ended April 2, 2017
Revised Consolidated Statements of Operations Amounts	As previously reported	Adjustments	As revised
	(In thousands, except per-share amounts)
Cost of revenues	$332,814	$(1,446)	$331,368
Research and development	88,481	(1,485)	86,996
Selling, general and administrative	76,114	148	76,262
Total costs and expenses	548,230	(2,783)	545,447
Operating loss	(16,356)	2,783	(13,573)
Loss before income taxes and non-controlling interest	(35,715)	2,783	(32,932)
Net loss	(45,718)	2,783	(42,935)
Net loss attributable to Cypress	$(45,782)	$2,783	$(42,999)
Net loss per share attributable to Cypress:
Basic	$(0.14)	$0.01	$(0.13)
Diluted	$(0.14)	$0.01	$(0.13)

The effect of the immaterial corrections on the consolidated statement of comprehensive income (loss) for the quarter ended April 2, 2017 is as follows:

	Quarter Ended April 2, 2017
Revised Consolidated Statements of Comprehensive Income (Loss):	As previously reported	Adjustments	As revised
	(In thousands)
Net loss	$(45,718)	$2,783	$(42,935)
Comprehensive loss	(41,225)	2,783	(38,442)
Comprehensive loss attributable for Cypress	$(41,289)	$2,783	$(38,506)

The effect of the immaterial corrections on the consolidated statement of cash flows for the quarter ended April 2, 2017 is as follows:

	Quarter Ended April 2, 2017
Revised Consolidated Statements of Cash Flows:	As previously reported	Adjustments	As revised
	(In thousands)
Net (loss) income	$(45,718)	$2,783	$(42,935)
Stock-based compensation expense	25,937	(2,783)	23,154
Net cash provided by operating activities	$25,721	$—	$25,721

The effect of the immaterial corrections on the disclosures related to stock-based compensation for the quarter ended April 2, 2017 is as follows:

	Quarter Ended April 2, 2017
Revised Stock-Based Compensation Footnote:	As Reported	Adjustments	As Revised
	(in thousands)
Cost of revenues	$5,331	$(1,446)	$3,885
Research and development	11,771	(1,485)	10,286
Selling, general, and administrative	8,835	148	8,983
Total stock-based compensation expense	$25,937	$(2,783)	$23,154

NOTE 2. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	April 1, 2018	December 31, 2017
	(In thousands)
Accounts receivable, gross	$394,331	$301,465
Allowance for doubtful accounts receivable and sales returns	(1,028)	(5,474)
Total accounts receivable, net	$393,303	$295,991

Inventories

	As of
	April 1, 2018	December 31, 2017
	(In thousands)
Raw materials	$16,120	$15,635
Work-in-process	187,333	176,427
Finished goods	71,996	80,065
Total inventories	$275,449	$272,127

Other Current Assets

	As of
	April 1, 2018	December 31, 2017
	(In thousands)
Prepaid tooling - current	$22,659	$21,132
Advances to suppliers	19,784	15,968
Prepaid royalty and licenses	22,158	16,630
Derivative assets	3,005	1,197
Value added tax receivable	11,078	11,412
Prepaid expenses	17,923	17,737
Withholding tax receivable and tax advance	4,653	5,790
Other current assets	11,487	13,771
Total other current assets	$112,747	$103,637

Other Long-term Assets

	As of
	April 1, 2018	December 31, 2017
	(In thousands)
Employee deferred compensation plan	$45,038	$49,495
Investment in cost method equity securities	17,017	17,017
Deferred tax assets	4,145	4,293
Long-term licenses	6,617	8,654
Advance to suppliers	5,035	11,315
Deposit - non-current	10,114	9,830
Pension - non-current	7,923	8,026
Prepaid tooling and other non-current assets	42,650	38,409
Total other long-term assets	$138,539	$147,039

Other Current Liabilities

	As of
	April 1, 2018	December 31, 2017
	(In thousands)
Employee deferred compensation plan	$46,506	$50,629
Restructuring accrual - current portion (See Note 6)	6,133	9,580
Derivative liability	1,783	2,033
Accrued expenses	40,355	47,789
Accrued interest	4,144	8,094
Customer advances	2,521	12,873
Other current liabilities	14,116	12,487
Total other current liabilities	$115,558	$143,485

Other Long-term Liabilities

	As of
	April 1, 2018	December 31, 2017
	(In thousands)
Long-term pension and other employee related liabilities	$17,809	$16,779
Restructuring accrual - non-current portion (See Note 6)	8,214	8,596
Asset retirement obligation	6,040	5,693
Other long-term liabilities	4,049	4,374
Total other long-term liabilities	$36,112	$35,442

NOTE 3. INTANGIBLE ASSETS
The following table presents details of the Company's intangible assets:

	As of April 1, 2018			As of December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net (a)
	(In thousands)
Developed technology and other intangible assets
Acquisition-related intangible assets	$1,162,364	$(543,377)	$618,987	$1,072,824	$(490,327)	$582,497
Non-acquisition related intangible assets	19,884	(12,088)	7,796	19,884	(10,828)	9,056
Total developed technology and other intangible assets	1,182,248	(555,465)	626,783	1,092,708	(501,155)	591,553
In-process research and development	34,026	—	34,026	123,567	—	123,567
Total intangible assets	$1,216,274	$(555,465)	$660,809	$1,216,275	$(501,155)	$715,120

The below table presents details of the in-process research and development assets as of April 1, 2018:

(In thousands)
As of December 31, 2017	$123,567
Technological feasibility achieved	(89,541)
As of April 1, 2018	$34,026

During the three months ended April 1, 2018, three projects representing $89.5 million of the total capitalized in-process research and development ("IPR&D"), with estimated useful lives of 5 years, had reached technological feasibility and were transferred to developed technology.

The following table summarizes the amortization expense by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Cost of revenues	$48,102	$43,166
Selling, general and administrative	4,948	5,083
Total amortization expense	$53,050	$48,249

The estimated future amortization expense related to developed technology and other intangible assets as of April 1, 2018 is as follows:

(In thousands)
2018 (remaining nine months)	159,795
2019	205,726
2020	144,527
2021	49,982
2022	28,747
2023 and thereafter	38,006
Total future amortization expense	$626,783

NOTE 4. INVESTMENT IN EQUITY METHOD INVESTMENTS
Privately-held equity investments are accounted for under the equity method of accounting if the Company has an ownership interest of 20% or greater or if it has the ability to exercise significant influence over the operations of such companies.

Enovix Corporation ("Enovix")
During the fourth quarter of fiscal 2017, the Company determined that its investment in Enovix, which is accounted for as an equity method investment, had suffered an other-than temporary impairment primarily because Enovix had not achieved certain key planned product development milestones. Consequently, the Company recognized a charge of $51.2 million during the fourth quarter of fiscal 2017. The Company held 41.2% of Enovix's outstanding voting shares as of April 1, 2018.

Deca Technologies Inc. ("Deca")
The Company held 52.5% of Deca's outstanding voting shares as of April 1, 2018 and December 31, 2017.

The below table presents the changes in carrying value of the equity method investments related to Deca.

As of April 1, 2018
Deca Technologies Inc. ("Deca")
(in thousands)
Carrying value as of December 31, 2017	$122,514
Equity in net loss of equity method investees	(3,461)
Carrying value as of April 1, 2018	$119,053

NOTE 5. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the fair value hierarchy for the Company's financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2018 and December 31, 2017:

	As of April 1, 2018			As of December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$105	$—	$105	$20,477	$—	$20,477
Total cash equivalents	105	—	105	20,477	—	20,477
Other current assets:
Certificates of deposit	—	993	993	—	972	972
Total other current assets	—	993	993	—	972	972

Employee deferred compensation plan assets:
Cash equivalents	2,197	—	2,197	3,561	—	3,561
Mutual funds	27,781	—	27,781	27,321	—	27,321
Equity securities	9,426	—	9,426	12,994	—	12,994
Fixed income	3,747	—	3,747	3,415	—	3,415
Stable value funds	—	1,887	1,887	—	2,204	2,204
Total employee deferred compensation plan assets	43,151	1,887	45,038	47,291	2,204	49,495
Interest swap	—	3,298	3,298	—	—	—
Foreign exchange forward contracts	—	3,005	3,005	—	1,197	1,197
Total financial assets	$43,256	$9,183	$52,439	$67,768	$4,373	$72,141
Financial Liabilities
Foreign exchange forward contracts	$—	$1,757	$1,757	$—	$1,426	$1,426
Employee deferred compensation plan liability	44,619	1,887	46,506	48,425	2,204	50,629
Interest swap	$—	$27	$27	$—	$—	$—
Total financial liabilities	$44,619	$3,671	$48,290	$48,425	$3,630	$52,055

The Company did not have any material assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of April 1, 2018 and December 31, 2017.  There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three months ended April 1, 2018 and April 2, 2017 related to these securities.

Valuation Techniques:
There have been no changes to the valuation techniques used to measure the fair value of the Company's assets and liabilities. For a description of the valuation techniques, refer to Note 7 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of the Company’s assets, including intangible assets, goodwill and cost-method investments, are measured at fair value on a nonrecurring basis if impairment is indicated.

Fair Value of Long-term Debt
As of April 1, 2018, the carrying value of the Company's revolving credit facility was $63.0 million (See Note 8). The carrying value of the Company's revolving credit facility approximates its fair value since it bears an interest rate that is comparable to rates on similar credit facilities and is determined using Level 2 inputs.
The Company's 2% 2020 Spansion Exchangeable Notes assumed as part of the Company's merger with Spansion Inc. (Spansion"), which was completed on March 12, 2015 (the "Merger"), are traded in the secondary market for debt instruments and are categorized as a Level 2 liability. The principal of the Notes and the estimated fair value as of April 1, 2018 were $12.0 million and $38.5 million, respectively.  See Note 8 for further details.
The Company’s 4.5% 2022 Senior Exchangeable Notes are traded in the secondary market for debt instruments and the fair value is determined using Level 2 inputs. The principal of the Notes and the estimated fair value as of April 1, 2018 were $287.5 million and $391.7 million, respectively.  See Note 8 for further details.

The Company's 2% 2023 Exchangeable Notes are traded in the secondary market and the fair value is determined using Level 2 inputs. The principal of the Notes and the estimated fair value of the principal as of April 1, 2018 were $150.0 million and $161.6 million, respectively. See Note 8 for further details.

NOTE 6. RESTRUCTURING

Since 2016, the Company has launched certain long-term strategic corporate transformation initiatives which have required certain restructuring activities to streamline our internal processes and redeploy personnel and resources to target markets as discussed below:

2018 Restructuring Plan
During the first quarter of fiscal 2018, the Company began implementation of a reduction in workforce ("2018 Plan") which will result in elimination of approximately 75 positions in various functions. The restructuring charge of $1.6 million during the three months ended April 1, 2018 consists of personnel costs. The Company anticipates that the remaining restructuring accrual balance of $1.6 million will be paid out in cash through fiscal 2018.

2017 Restructuring Plan
In December 2017, the Company began implementation of a reduction in workforce ("2017 Plan") which resulted in the elimination of approximately 80 positions worldwide across various functions. The restructuring charge of $2.5 million during the three months ended April 1, 2018 consists of personnel costs. The Company anticipates that the remaining restructuring accrual balance of $1.9 million will be paid out in cash through fiscal 2018.

2016 Restructuring Plan
In September 2016, the Company began the implementation of a reduction in workforce ("2016 Plan") which resulted in the elimination of approximately 430 positions worldwide across various functions. No restructuring charges were recorded for the three months ended April 1, 2018 related to the 2016 Plan. The personnel costs related to the 2016 Plan during the three months ended April 2, 2017 were $2.6 million. The Company anticipates that the remaining restructuring accrual balance of $0.3 million which consists of personnel costs will be paid out in cash through fiscal 2018.

Spansion Integration-Related Restructuring Plan ("Spansion Integration Plan")
In March 2015, the Company implemented cost reduction and restructuring activities in connection with the Merger. No restructuring charges were recorded for the three months ended April 1, 2018 related to the Spansion Integration Plan. The Company anticipates that the remaining restructuring accrual balance of $10.6 million, which relates to an excess lease obligation, will be paid out in cash over the remaining lease term through fiscal 2026.

Summary of Restructuring Costs
The following table summarizes the restructuring charges recorded in the Consolidated Statements of Operations:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Personnel costs	$4,096	$1,503
Other	—	1,069
Total restructuring costs	$4,096	$2,572

The following table summarizes the restructuring costs by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Cost of goods sold	$1,887	$231
Research and development	293	2,353
Selling, general and administrative	1,916	(12)
Total restructuring costs	$4,096	$2,572

Roll-forward of the Restructuring Reserves
Restructuring activity under the Company's restructuring plans was as follows:

	(In thousands)
	2018 Plan	2017 Plan	2016 Plan	Spansion Integration plan	Total
Accrued restructuring balance as of December 31, 2017	$—	$6,139	$743	$11,297	$18,179
Provision	1,555	2,541	—	—	4,096
Cash payments and other adjustments	—	(6,796)	(426)	(706)	(7,928)
Accrued restructuring balance as of April 1, 2018	$1,555	$1,884	$317	$10,591	$14,347
Current portion of the restructuring accrual	$1,555	$1,884	$317	$2,377	$6,133
Non-current portion of the restructuring accrual	$—	$—	$—	$8,214	$8,214

NOTE 7. EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Cost of revenues	$3,584	$3,885
Research and development	6,713	10,286
Selling, general and administrative	8,161	8,983
Total stock-based compensation expense	$18,458	$23,154

As of April 1, 2018 and December 31, 2017, stock-based compensation capitalized in inventory totaled $2.4 million and $3.3 million, respectively.
The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Stock options	$96	$—
Restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs")	17,249	21,965
Employee Stock Purchase Plan (“ESPP”)	1,113	1,189
Total stock-based compensation expense	$18,458	$23,154

The following table summarizes the unrecognized stock-based compensation expense, by type of awards:

	As of
	April 1, 2018	Weighted- Average Amortization Period
	(In thousands)	(In years)
RSUs and PSUs	136,095	1.82
ESPP	2,344	0.57
Total unrecognized stock-based compensation expense	$138,439	1.79
Equity Incentive Program
As of April 1, 2018, approximately 45.1 million stock options, or 25.1 million RSUs/PSUs were available for grant as share-based awards under the 2013 Stock Plan, the 2010 Equity Incentive Award Plan (formerly the Spansion 2010 Equity Incentive Award Plan) and the 2012 Incentive Award Plan (formerly the Ramtron Plan).  As of April 1, 2018, there were 3.1 million shares of stock available for issuance under the ESPP plan.
Stock Options
The following table summarizes the Company's stock option activities:

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
	(In thousands, except per-share amounts)		(In years)	($ in millions)
Options outstanding as of December 31, 2017	4,627	$11.63
Exercised	(875)	$9.86
Forfeited or expired	(41)	$15.86
Options outstanding as of April 1, 2018	3,711	$12.00	2.37	$19.6
Options exercisable as of April 1, 2018	3,543	$12.05	2.32	$18.6

There were no options granted during the three months ended April 1, 2018.
Restricted Stock Units (“RSUs”) and Performance-Based Restricted Stock Units (“PSUs”)
The following table summarizes the Company's RSU/PSU activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of December 31, 2017	11,976	$12.44
Granted	5,310	$16.55
Released	(2,707)	$12.75
Forfeited	(666)	$12.85
Balance as of April 1, 2018	13,913	$13.92

2018 Long-Term Incentive Program

During the first quarter of 2018, the Compensation Committee of the Company approved the issuance of service-based and performance-based restricted stock units under the Company's Long-term Incentive Plan ("LTIP") to certain employees. The milestones for the 2018 LTIP grants include service and performance conditions based on revenue growth, and profit milestones over the next 3 years. A portion of the LTIP awards include a multiplier based certain market conditions.

NOTE 8. DEBT

Total debt is comprised of the following:

	As of
	April 1, 2018	December 31, 2017
	(In thousands)
Current portion of long-term debt
Senior Secured Credit Facility:
Term Loan B	$27,303	$27,303
Revolving Credit facility and long-term portion of debt
Credit Facility
Senior Revolving Credit Facility	63,000	90,000
Term Loan B	464,995	468,080
2% 2020 Spansion Exchangeable Notes	11,191	20,375
4.5% 2022 Senior Exchangeable Notes	249,166	246,636
2% 2023 Exchangeable Notes	132,332	131,422
Credit facility and long-term debt	920,684	956,513
Total debt	$947,987	$983,816
As of April 1, 2018, the Company was in compliance with all of the financial covenants under all of its debt facilities.

Senior Secured Revolving Credit Facility and Term Loan B

On March 12, 2018, the Company amended and restated its Credit and Guaranty Agreement. The amendment reduces the applicable margins on the Senior Secured Revolving Credit Facility and Term Loan B. After giving effect to the amendment, the Term Loan B bears interest, at the option of the Company, at the base rate plus an applicable margin of 1.25% or the Eurodollar rate plus an applicable margin of 2.25%. The Senior Secured Revolving Credit Facility bears interest, at the option of the Company, at the base rate plus an applicable margin of either 0.75% or 1.00%, depending on the Company's secured leverage ratio, or the Eurodollar rate plus an applicable margin of 1.75% or 2.00%, depending on the Company's secured leverage ratio. The amendment removed the fixed charge coverage ratio financial covenants. In addition, for Term Loan B, the amendment removed the total leverage ratio covenant and changed the required amortization payments to 1% per annum and waived the excess cash flow mandatory repayment for fiscal 2017.

As of April 1, 2018, $568.1 million aggregate principal amount of loans, including the revolving credit facility and Term Loan B, were outstanding under the Credit Facility.

2% 2020 Spansion Exchangeable Notes

Pursuant to the Merger, Cypress assumed Spansion's 2% 2020 Spansion Exchangeable Notes (the “Spansion Notes”) on March 12, 2015. They are fully and unconditionally guaranteed on a senior unsecured basis by the Company. The Spansion Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2% per year payable semi-annually in arrears on March 1 and September 1. The Spansion Notes may be due and payable immediately in certain events of default.

On March 7, 2018, the Company entered into a privately negotiated agreement to induce the extinguishment of a portion of the Spansion Notes. The Company paid the holders of the Spansion Notes cash for the aggregate principal of $10 million and delivered 1.4 million shares of common stock for the conversion spread. The Company recorded $0.2 million in loss on extinguishment and a reduction in additional paid-in capital of $25.7 million towards the deemed repurchase of the equity component of the notes. The loss on extinguishment is recorded in "Interest Expense" in the Condensed Consolidated Statement of Operations.

The 2% 2020 Spansion Exchangeable Notes consisted of the following:

	As of
	April 1, 2018	December 31, 2017
	(in thousands)
Equity component	$22,971	$42,130
Liability component:
Principal	11,990	21,990
Less debt discount and debt issuance costs, net	(797)	(1,615)
Net carrying amount	$11,193	$20,375

The following table summarizes the components of the total interest on the Spansion Notes recognized as an expense:

	Three Months Ended April 1, 2018	Three Months Ended April 2, 2017
	(in thousands)
Contractual interest expense at 2% per annum	$43	$750
Accretion of debt discount	59	913
Total	$102	$1,663

 4.5% 2022 Senior Exchangeable Notes

On June 23, 2016, the Company issued, at face value, $287.5 million of Senior Exchangeable Notes due in 2022 (the “Notes”) in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The Notes are governed by an Indenture (“Indenture”), dated June 23, 2016, between the Company and U.S. Bank National Association, as Trustee. The Notes will mature on January 15, 2022, unless earlier repurchased or converted, and bear interest of 4.5% per year payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2017. The Notes may be due and payable immediately in certain events of default.

The 4.5% 2022 Senior Exchangeable Notes consisted of the following:

	As of
	April 1, 2018	December 31, 2017
	(in thousands)
Equity component	$47,686	$47,686
Liability component:
Principal	287,500	287,500
Less debt discount and debt issuance costs, net	(38,334)	(40,864)
Net carrying amount	$249,166	$246,636

The following table summarizes the components of the total interest expense related to the Notes recognized as expense:

	Three Months Ended April 1, 2018	Three Months Ended April 2, 2017
	(in thousands)
Contractual interest expense	$3,234	$3,270
Amortization of debt issuance costs	320	319
Accretion of debt discount	2,209	2,202
Total	$5,763	$5,791

Capped Calls

In connection with the issuance of the Notes, the Company entered into capped call transactions with certain bank counterparties to reduce the risk of potential dilution of the Company’s common stock upon the exchange of the Notes. The capped call transactions have an initial strike price of approximately $13.49 and an initial cap price of approximately $15.27, in each case, subject to adjustment. The capped calls expire in January 2022.

2% 2023 Exchangeable Notes

On November 6, 2017, the Company, issued at face value, $150.0 million of Senior Exchangeable Notes due in 2023 (the "2% 2023 Exchangeable Notes") in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The 2% 2023 Exchangeable Notes are governed by an indenture ("2017 Indenture"), dated November 6, 2017, between the Company and U.S. Bank National Association, as Trustee. The 2% 2023 Exchangeable Notes will mature on February 1, 2023 unless earlier repurchased or converted, and bear interest of 2% per year payable semi-annually.

The 2% 2023 Exchangeable Notes consisted of the following:

	As of
	April 1, 2018	December 31, 2017
	(In thousands)
Equity component	15,028	15,028
Liability component:
Principal	150,000	150,000
Less debt discount and debt issuance costs, net	(17,668)	(18,578)
Net carrying amount	$132,332	$131,422

The following table summarizes the component of the total interest expense related to the 2% 2023 Exchangeable Notes recognized as an expense:

	Three Months Ended April 1, 2018	Three Month Ended April 2, 2017
	(In thousands)
Contractual interest expense at 2% Per annum	$748	$—
Amortization of debt issuance costs	175	—
Accretion of debt discount	735	—
Total	$1,658	$—

Future Debt Payments
The future scheduled principal payments for the outstanding Company's debt as of April 1, 2018, were as follows:

Fiscal Year	Total

2018 (remaining nine months)	$20,477
2019	30,715
2020	115,944
2021	412,952
2022 and after	437,500
Total	$1,017,588

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
As of April 1, 2018, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2018 (remaining nine months)	$14,251
2019	15,955
2020	13,989
2021	10,250
2022	9,061
2023 and thereafter	17,498
Total	$81,004

Restructuring accrual balances related to operating facility leases were $10.6 million and $11.5 million as of April 1, 2018 and December 31, 2017, respectively.
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
The following table presents the Company's warranty reserve activities:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Beginning balance	$4,445	$3,996
Settlements made	(1,948)	(319)
Provisions	1,948	319
Ending balance	$4,445	$3,996
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

Litigation and Asserted Claims

On August 15, 2016, a patent infringement lawsuit was filed by the California Institute of Technology (“Caltech”) against the Company in the U.S. District Court for the Central District of California (Case No. 16-cv-03714). The other co-defendants are Apple Inc., Avago Technologies Limited, Broadcom Corporation, and Broadcom Limited. Caltech alleges that defendants infringe four patents. On July 12, 2017, the Court issued a claim construction order. Trial will likely not occur until at least the first quarter of 2019, and the Company will defend against the allegations accordingly.  Due to the current stage of the proceedings, the Company cannot reasonably estimate the loss or the range of possible losses, if any.
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
It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments the Company has made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations. Management believes that if the Company were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of April 1, 2018, the Company had no reason to believe a loss exceeding amounts already recognized would be incurred.

NOTE 10. FOREIGN CURRENCY AND INTEREST RATE DERIVATIVES

The Company enters into multiple foreign exchange forward contracts to hedge certain operational exposures resulting from fluctuations in Japanese yen and Euro exchange rates. The Company does not enter into derivative securities for speculative purposes. The Company’s hedging policy is designed to mitigate the impact of foreign currency exchange rate fluctuations on its operating results. Some foreign currency forward contracts are considered to be economic hedges that were not designated as hedging instruments while others were designated as cash flow hedges. Whether designated or undesignated as cash flow hedges or not, these forward contracts protect the Company against the variability of forecasted foreign currency cash flows resulting from revenues, expenses and net asset or liability positions designated in currencies other than the U.S. dollar. The maximum original duration of any contract allowable under the Company’s hedging policy is 13 months for foreign currency hedging contracts.
Cash Flow Hedges
The Company enters into cash flow hedges to protect non-functional currency inventory purchases and certain other operational expenses, in addition to its on-going program of cash flow hedges to protect its non-functional currency revenues against variability in cash flows due to foreign currency fluctuations. The Company’s foreign currency forward contracts that were designated as cash flow hedges have maturities between three and twelve months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a monthly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. Interest charges or “forward points” on the forward contracts are excluded from the assessment of hedge effectiveness and are recorded in interest and other income, net in the Condensed Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or costs, depending on the risk hedged.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net in its Condensed Consolidated Statements of Operations at that time. At April 1, 2018, the Company has a gain of $0.9 million, which is related to cash flow hedge, recorded in other comprehensive income.
The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in interest and other income, net in its Condensed Consolidated Statements of Operations.

At April 1, 2018, the Company had outstanding forward contracts to buy approximately ¥1,785 million for $16.0 million.
In December 2017, the Company entered into fixed-for-floating interest rate forward swap agreements with two counterparties, to swap variable interest payments on certain debt for fixed interest payments; these agreements will expire on July 2021. The objective of the swap was to effectively fix the interest rate at current levels without having to refinance the outstanding term loan, thereby avoiding the incurrence of transaction costs. The interest rate on the variable debt becomes fixed in April 2018.

On January 3, 2018, the Company evaluated the hedge effectiveness of the interest rate swaps and has designated these swaps as hedging instruments. Upon designation as cash flow hedge instruments, future changes in fair value of these swaps are recognized in accumulated other comprehensive income. At April 1, 2018, the Company has a gain of $3.0 million, which is related to interest rate swaps, recorded in other comprehensive income.
Non-designated hedges
Total notional amounts of net outstanding contracts were as summarized below:

Buy / Sell	April 1, 2018	December 31, 2017
(In millions)
US dollar / EUR	$2.7 / €2.2	$8.8 / €7.4
US dollar / Japanese Yen	$11.3 / ¥1,245	$15.9 / ¥1,744
Japanese Yen / US dollar	¥2,163 / $19.6	¥4,790 / $43.0

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended April 1, 2018 was immaterial.

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of April 1, 2018 and December 31, 2017 were as follows:

	April 1, 2018		December 31, 2017
Balance Sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(In thousands)
Other Current Assets
Derivative Asset	$2,258	$747	$805	$392

Non-current Assets
Derivative Asset	3,298	—	—	607

Other Current Liabilities
Derivative Liability	$1,336	$447	$775	$1,258

NOTE 11. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands, except per-share amounts)
Net income (loss) attributable to Cypress	$9,078	$(42,999)
Weighted-average common shares	355,461	326,964
Weighted-average diluted shares	370,592	326,964
Net income (loss) per share—basic	$0.03	$(0.13)
Net income (loss) per share—diluted	$0.02	$(0.13)

For the three months ended April 1, 2018 and April 2, 2017, approximately 2.5 million and 23.5 million, weighted average potentially dilutive securities consisting of outstanding share based awards and convertible debt, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 12. INCOME TAXES

The Company's income tax expense was $5.1 million and $4.9 million for the three months ended April 1, 2018 and April 2, 2017, respectively. The income tax expense for the three months ended April 1, 2018 and April 2, 2017 were primarily attributable to non-U.S. taxes associated with the Company's non-U.S. operations.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code effective for tax years beginning after December 31, 2017. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, the repeal of corporate alternative minimum tax, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the three months ended April 1, 2018, the Company did not obtain any additional information affecting the provisional amount initially recorded at December 31, 2017. Additional work is still necessary for a more detailed analysis of the Company’s historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 in which the analysis is complete.

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

Unrecognized Tax Benefits
As of April 1, 2018 and December 31, 2017, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate totaled $29.6 million and $28.9 million, respectively.
Management believes events that could occur in the next 12 months which could cause a change in unrecognized tax benefits include, but are not limited to the following:
•completion of examinations by the U.S. or foreign taxing authorities; and
•expiration of statute of limitations on the Company's tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The Company believes it is reasonably possible that it may recognize up to approximately $1.3 million of of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.

Classification of Interest and Penalties
The Company classifies interest and penalties as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of April 1, 2018 and December 31, 2017, the amounts of accrued interest and penalties totaled $11.6 million and $11.0 million, respectively.

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

Revenues

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Microcontroller and Connectivity Division ("MCD")	$336,710	$317,901
Memory Products Division ("MPD")	245,531	213,973
Total revenues	$582,241	$531,874

Income (loss) before Income Taxes

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
MCD	$13,484	$(918)
MPD	89,838	49,671
Unallocated items:
Stock-based compensation expense	(18,458)	(23,154)
Restructuring charges	(4,096)	(2,572)
Amortization of intangible assets	(54,588)	(48,249)
Changes related to debt extinguishment	630	—
Changes in value of deferred compensation plan	(417)	(213)
Other adjustments	(8,785)	(7,497)
Income (Loss) from operations before income taxes	$17,608	$(32,932)

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

Geographical Information
The following table presents revenues by geographical locations:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
United States	$73,662	$47,356
Europe	87,324	70,876
Greater China (includes China, Taiwan and Hong Kong)	215,822	233,266
Japan	135,354	115,138
Rest of the World	70,079	65,238
Total revenue	$582,241	$531,874

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Product revenue	$571,430	$505,014
Non-product revenue	10,811	26,860
Total revenue	$582,241	$531,874

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Goods/Services transferred at a point in time	$578,235	$508,635
Goods/Services transferred over time	4,006	23,239
Total revenue	$582,241	$531,874

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	April 1, 2018	December 31, 2017
	(In thousands)
United States	$183,493	$186,824
Philippines	36,946	36,747
Thailand	35,676	29,151
Japan	11,092	12,211
Other	27,092	24,621
Total property, plant and equipment, net	$294,299	$289,554

The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the Company’s CODM does not review asset information on a segment basis.
Customer Information
Outstanding accounts receivable from two of the Company's distributors accounted for 21.1% and 14.9% of its consolidated accounts receivable as of April 1, 2018. Outstanding accounts receivable from one of the Company's distributors accounted for 28.0% of its consolidated accounts receivable as of December 31, 2017.
Revenue earned through two of the Company's distributors accounted for 19.4% and 13.5% of its consolidated revenue for the three months ended April 1, 2018. No other distributors or customers accounted for 10% or more of the Company's revenues for the three months ended April 1, 2018.

Revenue earned through one of the Company’s distributors accounted for 16.9% of its consolidated revenue for the three months ended April 2, 2017. No other distributors or customers accounted for 10% or more of the Company's revenues for the three months ended April 2, 2017.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Accumulated net unrealized losses on available-for-sale investments	Cumulative translation adjustment and other	Unrecognized Gain on the Defined Benefit Plan	Accumulated other comprehensive loss (income)
Balance as of December 31, 2017	(504)	6	(864)	(1,362)
Other comprehensive income (loss) before reclassification	4,464	—	—	4,464
Amounts reclassified to other income (expense), net	(530)	—	—	(530)
Balance as of April 1, 2018	$3,430	$6	$(864)	$2,572

NOTE 15. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company purchased from, or sold to several entities, for which one of its directors or executive officers also serves or served as a director or entities that are otherwise affiliated with one of the Company's directors or executive officers.

The following table provides the transactions with these parties for the indicated periods for the time period such parties were a related party of the Company:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Total revenues	$3,277	$281
Total purchases	$16,088	$4,156

As of April 1, 2018 and April 2, 2017, total receivable balances with these parties totaled $0.5 million and $3.8 million, respectively, and total payable balances with these parties totaled $8.9 million and $2.7 million, respectively.

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

EXECUTIVE SUMMARY

Overview

Cypress Semiconductor Corporation (“Cypress” or “the Company”) manufactures and sells advanced embedded system solutions for automotive, industrial, smart home appliances, consumer electronics and medical products. Cypress' microcontrollers, analog ICs, wireless and wired connectivity solutions and memories help engineers design differentiated products and help with speed to market. Cypress is committed to providing customers with quality support and engineering resources.

Business Segments

We continuously evaluate our reportable business segments in accordance with the applicable accounting guidance. The Company operates under two reportable business segments: Microcontroller and Connectivity Division ("MCD") and Memory Products Division ("MPD").

Business Segments	Description

Microcontroller and Connectivity Division
MCD focuses on high-performance microcontroller (MCU), analog and wireless and wired connectivity solutions. The portfolio includes Traveo™ automotive MCUs, PSoC® programmable MCUs and general-purpose MCUs with ARM® Cortex®-M4, -M3, -M0+ and R4 CPUs, analog PMIC Power Management ICs, CapSense® capacitive-sensing controllers, TrueTouch® touchscreen, Wi-Fi®, Bluetooth®, Bluetooth Low Energy and ZigBee® solutions and the WICED® development platform, and a broad line of USB controllers, including solutions for the USB-C and USB Power Delivery (PD) standards. This division also includes our intellectual property (IP) business.

Memory Products Division
MPD focuses on specialized, high-performance parallel and serial NOR flash memories, NAND flash memories, static random access memory (SRAM), F-RAM™ ferroelectric memory devices, non-volatile SRAM (nvSRAM), other specialty memories and timing solutions. This division also includes our subsidiary AgigA Tech Inc.

Business Strategy

Refer to Part I Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our strategies.
As we continue to implement our strategies, there are many internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed under Part I Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017 as well as in Part II Item 1A in this Quarterly Report on Form 10-Q.
Results of Operations
Revenues
Our total revenues increased by $50.4 million, or 9.5%, to $582.2 million for the three-month period ended April 1, 2018 compared to the same period in the prior year. The increase was primarily driven by strength in the memory products.
The following table summarizes our consolidated revenues by segments:

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Microcontroller and Connectivity Division ("MCD")	$336,710	$317,901
Memory Products Division ("MPD")	245,531	213,973
Total revenues	$582,241	$531,874

Microcontroller and Connectivity Division:
Revenues recorded by MCD increased by $18.8 million, or 5.9%, in the three months ended April 1, 2018 compared to the same prior year period. The increase was primarily driven by the growth in the USB-C, IoT/Wireless Connectivity and microcontroller products. The overall average selling price of our products for MCD for the three months ended April 1, 2018 was $1.01 which decreased by $0.11, compared with the same prior year period primarily due to changes in product mix.

Memory Products Division:

Revenues recorded by MPD increased by $31.6 million, or 14.7%, in the three months ended April 1, 2018 compared to the same prior year period. The increase was primarily due to $28.5 million of revenue growth from the Flash memory products. The overall ASP of our products for MPD for the three months ended April 1, 2018 was $1.64, which increased by $0.38, compared with the same prior year period. The increase is primarily attributed to higher ASPs for Flash memory products and changes in product mix.

Gross Margin

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Gross profit	212,392	157,108
Gross margin (%)	36.5%	29.5%

Our gross margin improved to 36.5% in the three months ended April 1, 2018 from 29.5% in the three months ended April 2, 2017. One of the primary drivers of the improvement in gross margin was higher fab utilization which increased from 63% in the three months ended April 2, 2017 to 74% in the three months ended April 1, 2018 and a reduction in the cost of certain products. Favorable pricing and a shift to higher margin business also contributed to the gross margin improvement. Additionally, there was a reduction in write-downs of carrying value of inventory during the three months ended April 1, 2018 as compared to the same prior year period. Write-down of inventories during the three months ended April 1, 2018 was $7.0 million as compared to $10.5 million in the three months ended April 2, 2017. Write-down of inventories unfavorably impacted our gross margin by 1.2% and 2.0% for the three months ended April 1, 2018 and April 2, 2017, respectively. Sale of inventory that was previously written off or written down aggregated to $9.0 million and $7.6 million for the first quarters of fiscal years 2018 and 2017, which favorably impacted our gross margin by 1.6% and 1.4%, respectively. Included in the cost of revenues are restructuring charges of $1.9 million and $0.2 million for the first quarters of fiscal years 2018 and 2017 respectively. During first quarter of 2018, we initiated the 2018 Plan restructuring plan which will contribute towards increasing longer term operational efficiency. The 2018 plan will result in a reduction of approximately 75 positions, which is expected to favorably impact costs starting second half of 2018. Included in the cost of revenues are amortization of intangible assets of $48.1 million and $43.2 million for the first quarters of fiscal years 2018 and 2017 respectively.

Research and Development (“R&D”) Expenses

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
R&D expenses	$93,233	$89,348
As a percentage of revenues	16.0%	16.8%

R&D expenses increased by $3.9 million in the three months ended April 1, 2018 compared to the same prior-year period. The increase was mainly attributable to $3.5 million of higher labor costs from an increase in headcount and variable incentive increases and $4.0 million of non-labor spending, offset by $3.6 million of lower stock compensation.
Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
SG&A expenses	$83,397	$81,333
As a percentage of revenues	14.3%	15.3%

SG&A expenses increased by $2.1 million in the three months ended April 1, 2018 compared to the same prior-year period. The increase was due to $2.7 million increase in professional fees. The increase was offset by a $0.8 million decrease in stock-based compensation expense.
Income Taxes

Our income tax expense was $5.1 million and $4.9 million for the three months ended April 1, 2018 and April 2, 2017, respectively. The income tax expense for the three months ended April 1, 2018 and April 2, 2017 were primarily attributable to non-U.S. taxes associated with the Company's non-US operations.
Liquidity and Capital Resources
The following table summarizes information regarding our cash and cash equivalents and short-term investments and working capital:

	As of
	April 1, 2018	December 31, 2017
	(In thousands)
Cash, cash equivalents and short-term investments	$106,752	$151,596
Working capital, net	$187,512	$147,854

Key Components of Cash Flows

	Three Months Ended
	April 1, 2018	April 2, 2017
	(In thousands)
Net cash provided by operating activities	$31,678	$25,721
Net cash used in investing activities	$(14,173)	$21,650
Net cash used in financing activities	$(62,349)	$(46,043)
Operating Activities
Net cash provided by operating activities during the three months ended April 1, 2018 was $31.7 million as compared to $25.7 million in the three months ended April 2, 2017. Net income recorded during the three months ended April 1, 2018 was $9.1 million which was offset by net non-cash items of $111.0 million and a $88.5 million decrease in cash due to changes in operating assets and liabilities.  The non-cash items primarily consisted of:

•	depreciation and amortization of $71.5 million,

•	stock-based compensation expense of $18.5 million,

•	restructuring costs of $4.1 million,

•	accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt of $8.4 million,

•	loss on disposal and impairment of property and equipment of $5.3 million and

•	our share in the net loss of equity method investees of $3.5 million.
Decrease in net cash due to changes in operating assets and liabilities for the three months ended April 1, 2018 of $88.5 million was primarily due to the following:

•	a decrease in accounts payable and accrued and other liabilities of $21.7 million mainly due to timing of payments and payments related to restructuring activities,

•	an increase in inventories of $4.2 million to support expected demand of MCD products for the upcoming quarters of 2018,

•	an increase of $41.0 million in price adjustments and other revenue reserves for sales to distributors due to non-linearity of shipment during the first quarter of 2018, and

•
an increase in accounts receivable of $97.3 million mainly due to timing of invoicing and collections. Days sales outstanding for the three months ended April 1, 2018 was 61 days as compared to 54 days in the three months ended April 2, 2017.

Investing Activities

During the three months ended April 1, 2018, we used approximately $14.2 million of cash in our investing activities primarily due to:

•	property and equipment expenditures of $17.3 million relating to purchases of certain manufacturing facility equipment.
Financing Activities
During the three months ended April 1, 2018, we used approximately $62.3 million of cash in our financing activities, primarily related to:

•	a $38.7 million dividend payment, net repayments of $27.0 million on the revolving credit facility, and $6.8 million of repayment of Term Loan B, and

•	a $10.0 million payment for extinguishment of 2% 2020 Spansion Exchangeable Notes,

•	with such payments being offset by $20.5 million of proceeds from employee equity awards.
Liquidity and Contractual Obligations
Contractual Obligations
The following table summarizes our contractual obligations as of April 1, 2018:

	Total	2018	2019 and 2020	2021 and 2022	After 2022
	(In thousands)
Purchase obligations (1)	$480,286	$175,361	$297,824	$7,101	$—
Operating lease commitments (2)	81,004	14,251	29,944	19,311	17,498
Senior Secured Revolving Credit Facility	63,000	—	63,000	—	—
Term Loan B	505,099	20,477	71,669	412,953	—
2% 2020 Spansion Exchangeable Notes	11,990	—	11,990	—	—
4.5% 2022 Senior Exchangeable Notes	287,500	—	—	287,500	—
2% 2023 Exchangeable Notes	150,000	—	—	—	150,000
Interest payment on debt	154,216	31,346	86,108	36,507	255
Asset retirement obligations	6,024	230	3,474	1,973	347
Total contractual obligations	$1,739,119	$241,665	$564,009	$765,345	$168,100

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

As of April 1, 2018, our unrecognized tax benefits were $29.6 million, which were classified as long-term liabilities. We believe it is possible that we may recognize up to approximately $1.3 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitation and the resolution of agreements with domestic and various foreign tax authorities.
Capital Resources and Financial Condition
Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities, payments of regularly scheduled cash dividends, and the repayment of debt. As of April 1, 2018, our cash, cash equivalents and short-term investment balance was $106.8 million as compared to $151.6 million as of December 31, 2017.  As of April 1, 2018 approximately 41.6% of our cash was owned by our non-U.S. subsidiaries. While these amounts are primarily denominated in

U.S. dollars, a portion is denominated in foreign currencies. All non-U.S. cash balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated, may be subject to tax and other transfer restrictions.  However, the Company has significant U.S. net operating losses that may negate any U.S. tax impact of cash repatriation.
We believe that the liquidity provided by existing cash, cash equivalents and available-for-sale investments and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. In addition, we may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, pursue strategic initiatives (including the acquisition of other companies) and provide us with additional flexibility to take advantage of other business opportunities that arise. As of April 1, 2018, we were in compliance with all of the financial covenants under all of our debt facilities.
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
As discussed in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Revenue Recognition

•	Business Combinations

•	Valuation of Inventories

•	Valuation of Long-Lived Assets

•	Valuation of Goodwill

•	Cash Flow Hedges

•	Stock-Based Compensation

•	Employee Benefits Plan

•	Accounting for Income Taxes
As discussed in Note 1, we adopted Topic 606 on January 1, 2018. There have been no other changes to our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In December 2017, we entered into fixed-for-floating interest rate forward swap agreements with two counterparties, starting from April 2018, to swap variable interest payments on our debt for fixed interest payments. These agreements will expire in July 2021. The objective of the swap was to effectively fix the interest rate at current levels without having to refinance the outstanding term loan, thereby avoiding the incurrence of transaction costs. The interest rate on the variable debt will continue to float until it becomes fixed in April 2018. On January 3, 2018, we evaluated the hedge effectiveness of the interest rate swaps and have designated these swaps as hedging instruments. Upon designation as hedge instruments, future changes in fair value of these swaps will be recognized in accumulated other comprehensive loss.

A one hundred basis point change in the contractual interest rates would change our interest expense for the Senior Secured Revolving Credit Facility and Term Loan by approximately $2.7 million annually.

Our long-term operating results and cash flows may be materially affected to a significant degree by a sudden change in market interest rates.

Foreign Currency Exchange Risk
We operate and sell products in various global markets and purchase capital equipment using foreign currencies but predominantly the U.S. dollar. We are exposed to certain risks associated with changes in foreign currency exchange rates in Japanese yen and other foreign currencies.
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
We analyzed our foreign currency exposure, including our hedging strategies, to identify assets and liabilities denominated in other currencies. For those assets and liabilities, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. We have determined that there would be an immaterial effect on our results of operations from such a shift. Please see Note 10 of the Notes to Condensed Consolidated Financial Statements for details on the contracts.

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

Based on the evaluation of our disclosure controls and procedures required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our 2017 Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of April 1, 2018.

Changes in internal controls

There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation Plan.”

Remediation Plan

We are committed to remediating the material weakness by implementing changes to our internal control over financial reporting. We are implementing, and will continue to implement, changes and improvements in our internal control over financial reporting to remediate the control deficiency that gave rise to the material weakness. Specifically, we are in the process of implementing the following changes and improvements:

•
Redesigning controls over the evaluation of assumptions and detailed calculations relating to the ESPP and expanding control activities to adequately reconcile and validate assumptions to the models used to determine non-cash stock-based compensation expense;

•	Effective January 1, 2018, management has changed the parameters of the ESPP, which is expected to reduce the number of inputs required to estimate the fair value of those awards;

•	Re-evaluating the design of stock-based compensation processes and implementing new and improved processes and controls, as appropriate, including adding supplemental oversight and review; and

•	Strengthening the precision of the internal review process to ensure the completeness and accuracy of the assumptions and calculations used in accounting for stock-based compensation.

Management is committed to a strong internal control environment and believes that, when fully implemented and tested, the measures described above will remediate the material weakness in our internal control over financial reporting. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting.

The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect the remediation of this material weakness to be completed prior to the end of fiscal 2018.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information required by this item is included in Note 9 of Notes to Condensed Consolidated Financial Statements under Part I Item 1, of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, including the following risk factor, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results.  Unless they materially change, risk factors in our Annual Report and Quarterly Reports are not repeated here, but are incorporated by reference herein.  The risks described in our reports are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be not material may also materially and adversely affect our business, financial condition and/or operating results.

Geopolitical uncertainty, and changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations could adversely our business and results of operations
A majority of our revenue is generated from customers located outside the U.S. and a substantial portion of our assets, including employees, are located outside the U.S. Risks associated with international operations, any of which could have a material adverse effect on our business, liquidity, financial condition and/or results of operations, include:

•	political instability, and the possibility of a deteriorating relationship with the United States;

•	the imposition of new or modified international trade restrictions, tariffs, import and excise duties or other taxes;

•	import and export requirements, including restrictions on sales to certain end customers;

•	restrictions on foreign ownership and investments or on repatriation of cash earned in countries outside the U.S.;

•	changes in local political, economic, social and labor conditions;

•
a less developed and less certain legal and regulatory environment in some countries, which, among other things, can create uncertainty regarding contract enforcement, intellectual property rights and liability issues; and

•	inadequate levels of compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act.

The U.S. federal government or other governmental bodies may propose changes to international trade agreements, tariffs, taxes and other government rules and regulations. Any changes to the international trading system, or the emergence of an international trade dispute, could significantly impact our business and have a negative impact on our revenues. In addition, the U.S. and other countries in which we operate impose import and excise duties, tariffs and other taxes on our products in varying amounts. Any significant increases in import and excise duties or other taxes on our products could have a material adverse effect on our business, liquidity, financial condition and/or results of operations.

We could also be affected by nationalization of our international operations, unstable governments, unfamiliar or biased legal systems or intergovernmental disputes. Any determination that our operations or activities did not comply with applicable U.S. or foreign laws or regulations could result in the imposition of fines and penalties, interruptions of business, terminations of necessary licenses and permits, and other legal and equitable sanctions.

These international economic and political uncertainties and regulatory changes could have a material adverse effect on our, or our suppliers’ and distributors’, business, liquidity, financial condition and/or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit	Description	Form	Filing Date	File No.	Filed
Number					Herewith
3.1
Certificate of Amendment to Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation, executed March 23, 2017 (including the Second Restated Certificate of Incorporation, executed June 12, 2000)

		10-Q	5/2/2017	001-10079

3.2	Amended & Restated Bylaws of Cypress Semiconductor Corporation	8-K	09/25/2017	001-10079

10.1
Amendment No. 7 to Amended and Restated Credit and Guaranty Agreement, dated as of March 12, 2018, by and among Cypress Semiconductor Corporation, the guarantors party thereto, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent.

		8-K	03/15/2018	001-10079

10.2	Amendment to the Cypress Semiconductor Corporation 2012 Incentive Award Plan				X

10.3	Amendment to the Cypress Semiconductor Corporation 2013 Stock Plan.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: April 27, 2018	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Finance and Administration and Chief Financial Officer