Form 10-Q
period 2018-07-01
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2018-07-27
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The total number of outstanding shares of the registrant’s common stock as of July 20, 2018 was 361,539,110.

PART I—FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not historical facts and include statements relating to, among other things, the future results, operations, strategies, and prospects of Cypress Semiconductor Corporation and its consolidated subsidiaries ("Cypress," the "Company," "we," or "us"), and can in some cases be identified by our use of words such as "may," "will," "should," "plan," "anticipate," "believe," "expect," "future," "intend," "estimate," "predict," "potential," "continue," and similar expressions. This Quarterly Report includes, among others, forward-looking statements regarding: our expectations regarding dividends, debt repayments, and stock repurchases; our expectations regarding restructuring plan costs and effects; our expectations regarding active litigation matters; the sufficiency of our cash, available-for-sale investments, and borrowing arrangements to meet our requirements for the next 12 months; possible recognition of certain unrecognized tax benefits within the next 12 months; the potential impact of our indemnification obligations; and our plans to remediate an identified material weakness in internal control over financial reporting. Our forward-looking statements are based on the expectations, beliefs and intentions of, and the information available to, our executive management on the filing date of this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements. Except as required by law, we assume no responsibility to update our forward-looking statements.
The forward-looking statements in this Quarterly Report involve risks and uncertainties. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: potential disruptions in the international trade and investment environment, including deteriorating relationships between the U.S. government and foreign governments; the current and future state of the general economy and its impact on the markets and consumers we serve (including credit conditions); our ability to execute on our Cypress 3.0 strategy and our margin improvement plan; potential volatility in our stock price; risks related to paying down our indebtedness and meeting the covenants set forth in our debt agreements; our efforts to retain and expand our customer base (which may be adversely affected if we were to raise prices) in the intensely competitive and rapidly evolving semiconductor industry; risks related to significant supply and demand volatility in semiconductor markets (including the challenges of forecasting demand, scheduling production, and making timely delivery on customer orders); risks related to our strategy of developing and maintaining a leading portfolio of programmable microcontroller, connectivity and memory products; risks related to our flexible manufacturing strategy (and the challenge of efficiently managing a smaller number of manufacturing facilities while increasing our reliance on third-party manufacturers); our reliance on distributors and resellers; risks related to our "take or pay" agreements with certain vendors; the risk of defects, errors, or security vulnerabilities in our products; risks related to the integrity of our information systems, including the possibility of cyber-attacks, business-activity disruption, and loss or corruption of sensitive data; changes in tax law and policy; risks related to our pending tax examinations; risks related to our tax incentive/holiday arrangements in Malaysia, the Philippines, and Thailand; our efforts to remediate any material weakness in our internal control over financial reporting; potential lack of liquidity for certain strategic investments (including the challenge of disposing of businesses, product lines, or assets on favorable terms in a timely manner); risks related to our restructuring activities; the failure or success of the privately-held companies in which we are invested; the challenges of effectively integrating companies and assets that we acquire; the possibility of impairment charges; the challenges of attracting and retaining key personnel; risks related to our reliance on stock-based compensation; possible changes to our dividend policy; risks related to our share repurchase authorization; the uncertain nature of business outlook guidance; risks related to industry consolidation and the challenge of competing effectively against a smaller number of stronger companies; the challenges of adequately protecting our intellectual property rights and risks of intellectual property litigation; the possibilities that activist stockholders could negatively affect our business and that our deferred tax assets could be negatively impacted by changes in our stockholder base; risks associated with international operations; the challenges and costs of complying with environmental, data privacy, health/safety, and other laws; risks related to "conflict minerals" reporting; the possibility of business disruptions due to natural disasters; risks arising from indemnification commitments to our officers and directors; our ability to manage our financial investments and interest rate and exchange rate exposure; and the uncertainty and expense of pending litigation matters. These and other factors are described in more detail in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (our "Annual Report"), which item is incorporated herein by reference; Part I, Item 3 (Quantitative and Qualitative Disclosures about Market Risk) in this Quarterly Report; and/or Part II, Item 1A (Risk Factors) in this Quarterly Report.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 1, 2018	December 31, 2017
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$112,718	$151,596
Accounts receivable, net	404,524	295,991
Inventories	286,761	272,127
Other current assets	113,204	103,637
Total current assets	917,207	823,351
Property, plant and equipment, net	291,026	289,554
Equity method investments	115,298	122,514
Intangible assets, net	607,137	715,120
Goodwill	1,439,472	1,439,472
Other long-term assets	134,357	147,039
Total assets	$3,504,497	$3,537,050
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$225,619	$213,101
Accrued compensation and employee benefits	64,178	79,275
Price adjustment and other revenue reserves	201,594	173,592
Dividend payable	39,449	38,741
Current portion of long-term debt	6,720	27,303
Other current liabilities	130,120	143,485
Total current liabilities	667,680	675,497
Deferred income taxes and other tax liabilities	55,729	52,006
Revolving credit facility and long-term portion of debt	883,741	956,513
Other long-term liabilities	38,375	35,442
Total liabilities	$1,645,525	$1,719,458
Commitments and contingencies (Note 10)	—	—
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 534,037 and 525,719 shares issued; 359,920 and 352,220 shares outstanding at July 1, 2018 and December 31, 2017, respectively	5,103	4,936
Additional paid-in-capital	5,669,760	5,659,612
Accumulated other comprehensive income (loss)	2,817	(1,362)
Accumulated deficit	(1,474,924)	(1,511,706)
Stockholders’ equity before treasury stock	4,202,756	4,151,480
Less: Shares of common stock held in treasury, at cost; 174,118 and 173,498 shares at July 1, 2018 and December 31, 2017, respectively	(2,344,940)	(2,334,944)
Total Cypress stockholders’ equity	1,857,816	1,816,536
Non-controlling interest	1,156	1,056
Total equity	1,858,972	1,817,592
Total liabilities and equity	$3,504,497	$3,537,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands, except per-share amounts)
Revenues	$624,090	$593,776	$1,206,331	$1,125,650
Cost of revenues	389,952	401,031	759,801	775,797
Gross profit	234,138	192,745	446,530	349,853
Research and development	96,693	88,595	189,926	177,943
Selling, general and administrative	86,599	95,258	169,996	176,591
Total operating expenses	183,292	183,853	359,922	354,534
Operating income (loss)	50,846	8,892	86,608	(4,681)
Interest expense	(15,577)	(18,781)	(34,436)	(38,256)
Other income, net	1,434	2,374	2,139	2,490
Income (loss) before income taxes and non-controlling interest	36,703	(7,515)	54,311	(40,447)
Income tax provision	(5,154)	(4,504)	(10,211)	(9,431)
Share in net loss of equity method investees	(3,755)	(4,835)	(7,216)	(9,911)
Net income (loss)	27,794	(16,854)	36,884	(59,789)
Net loss attributable to non-controlling interests	(88)	(66)	(100)	(130)
Net income (loss) attributable to Cypress	$27,706	$(16,920)	$36,784	$(59,919)
Net income (loss) per share attributable to Cypress:
Basic	$0.08	$(0.05)	$0.10	$(0.18)
Diluted	$0.07	$(0.05)	$0.10	$(0.18)
Cash dividend declared per share	$0.11	$0.11	$0.22	$0.22
Shares used in net income (loss) per share calculation:
Basic	358,577	329,860	356,123	328,320
Diluted	371,967	329,860	370,402	328,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Net income (loss)	$27,794	$(16,854)	$36,884	$(59,789)
Other comprehensive (loss) income:
Net unrealized gain (loss) on cash flow hedges:
Net unrealized gain (loss) arising during the period	772	(725)	5,236	1,515
Net (gain) loss reclassified into earnings for revenue hedges (effective portion)	621	(1,282)	1,228	(3,871)
Net loss (gain) reclassified into earnings for expense hedges (effective portion)	(1,148)	2,988	(2,285)	8,638
Provision for income tax	—	—		(808)
Total Other comprehensive income	245	981	4,179	5,474
Comprehensive income (loss)	28,039	(15,873)	41,063	(54,315)
Comprehensive loss attributable to non-controlling interest	(112)	(66)	(100)	(130)
Comprehensive income (loss) attributable to Cypress	$27,927	$(15,939)	$40,963	$(54,445)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 1, 2018	July 2, 2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$36,884	$(59,789)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	52,366	47,504
Depreciation and amortization	141,361	131,335
Loss / (Gain) on disposal or impairment of property and equipment	7,179	(809)
Share in net loss of equity method investees	7,216	9,911
Accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt	13,272	10,071
Restructuring and other adjustments	3,643	61
Changes in operating assets and liabilities:
Accounts receivable	(104,087)	(3,510)
Inventories	(13,956)	(24,295)
Other current and long-term assets	(17,681)	(4,987)
Price adjustment and other revenue reserves	23,556	8,756
Accounts payable and other liabilities	(7,341)	(56,080)
Net cash provided by operating activities	142,412	58,168
Cash flows from investing activities:
Cash received on sale of asset held for sale	—	31,611
Proceeds from divestiture	—	6,509
Distributions, net of contributions for deferred compensation plan	4,583	4,206
Acquisition of property, plant and equipment	(42,860)	(29,350)
Cash paid for equity and cost method investments	—	(7,893)
Cash received on sale of cost method investment	18,538	—
Other investing	(1,647)	1,575
Net cash (used in) provided by investing activities	(21,386)	6,658
Cash flows from financing activities:
Borrowings under revolving credit facility	94,000	70,000
Repayment of revolving credit facility	(184,000)	(85,000)
Repayment of Term Loan A and Term Loan B	(8,088)	(15,000)
Repurchase of common stock	(9,999)	—
Payment of cash dividends	(78,145)	(71,754)
Proceeds from employee stock-based awards	36,653	31,841
Payment for extinguishment of 2% 2020 Spansion Exchangeable Notes	(10,000)	—
Repayment of equipment leases and other	—	(111)
Costs related to refinancing of debt	(325)	(6,203)
Net cash used in financing activities	(159,904)	(76,227)
Net decrease in cash and cash equivalents and restricted cash	(38,878)	(11,401)
Cash, cash equivalents and restricted cash, beginning of period	151,596	120,172
Cash, cash equivalents and restricted cash, end of period	$112,718	$108,771

Supplemental Cash Flows Disclosures:
Unpaid purchases of property, plant and equipment	$8,556	$354

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Years
Cypress Semiconductor Corporation (together with its consolidated subsidiaries, "Cypress" or the "Company") reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal years 2018 and 2017 each contain(ed) 52 weeks. The second quarter of fiscal 2018 ended on July 1, 2018 and the second quarter of fiscal 2017 ended on July 2, 2017.

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Cypress Semiconductor Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal, recurring nature, which are necessary to state fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Cypress' Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Certain balances included on the Consolidated Balance Sheets and in the Consolidated Statements of Cash Flows for prior periods have been reclassified to conform to the current period presentation. Beginning fiscal year 2018, the Company is allocating the amortization of acquisition-related intangible assets, restructuring costs and certain other expenses by function in the Consolidated Statements of Operations. The Consolidated Statements of Operations for the prior comparative periods have been reclassified to conform to the current period presentation as follow:

	Three Months Ended July 2, 2017
	As Revised*	Reclassification	As Adjusted
	(In thousands)
Cost of revenues	356,761	44,270	401,031
Research and development	88,237	358	88,595
Selling, general and administrative	77,591	17,667	95,258
Amortization of intangible assets	49,354	(49,354)	—
Costs and settlement charges related to shareholder matter	12,043	(12,043)	—
Restructuring costs (benefit)	898	(898)	—
Operating income	8,892	—	8,892

	Six Months Ended July 2, 2017
	As Revised*	Reclassification	As Adjusted
	(In thousands)
Cost of revenues	688,129	87,668	775,797
Research and development	175,233	2,710	177,943
Selling, general and administrative	151,586	25,005	176,591
Amortization of intangible assets	97,603	(97,603)	—
Costs and settlement charges related to shareholder matter	14,310	(14,310)	—
Restructuring costs (benefit)	3,470	(3,470)	—
Operating loss	(4,681)	—	(4,681)

* See "Revision of prior period financial statements" below.
Results reported in the Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.
Summary of Significant Accounting Policies
The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-02, "Leases, (Topic 842)," which replaces most current lease guidance when it becomes effective. This standard update intends to increase the transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in ASU 2017-12 are intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance in ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in ASU 2018-02 are intended to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance in ASU 2018-02 is effective for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-03, "Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The corrections and improvements are effective for the Company for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years beginning after June 15, 2018. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

Adoption of ASU No. 2014-09, Revenue from Contracts with Customers:

In May 2014, the FASB issued an ASU on revenue from contracts with customers, ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance is effective for annual reporting periods beginning after December 15, 2017 and for interim periods within those fiscal years. Collectively, we refer to ASU No. 2014-09, its related amendments, and Subtopic 340-40 as "Topic 606."

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
Sales to certain distributors are made under arrangements that provide the distributors with price adjustments, price protection, stock rotation and other allowances under certain circumstances. These adjustments and allowances are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenue recognized. We believe that there will not be significant changes to our estimates of variable consideration.

Our non-recurring engineering ("NRE") contracts with customers may include multiple performance obligations. For NRE arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine the standalone selling price of intellectual property licenses based on the residual approach, and service based on cost plus a reasonable margin. We recognize revenue in the amount to which we have a right to invoice, if the right to consideration from the customer is in an amount that corresponds reasonably with the value to the customer of the entity’s performance completed to date.
We license or sell our rights to use portions of our intellectual property ("IP") portfolio, which includes certain patent rights useful in the manufacture and sales of certain products. IP revenue recognition is dependent on the nature and terms of each agreement. We recognize IP revenue upon delivery of the IP if we have no substantive future obligation to perform under the arrangement. We defer recognition of IP revenue where future performance obligations are required to earn the revenue or the revenue is not guaranteed. Sales-based or usage-based royalties from license of our IP are recognized at the later of the period the sales or usages occur or the satisfaction of the performance obligation to which some or all of the sales-based or usage-based royalties have been allocated.

If a customer pays consideration, or Cypress has a right to an amount of consideration that is unconditional before we transfer a good or service to the customer, those amounts are classified as deferred income/ advances received from customers which are included in other current liabilities or other long-term liabilities when the payment is made or it is due, whichever is earlier.

If the arrangement includes variable contingent consideration, the Company recognizes revenue over time if management can reasonably measure its progress or is capable of providing reliable information as required to apply an appropriate method of measuring progress.

Practical Expedients and Elections

Sales commissions are owed and are recorded at the time of sell-through of our products to end customers. These costs are recorded within sales and marketing expenses.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods.

Other Recently Adopted Pronouncements:

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." For public entities, ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of fiscal 2018. The adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18 Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method to each period presented. The Company adopted the provisions of ASU 2016-18 as of January 1, 2018. There was no material impact on the Company's consolidated financial statements resulting from the adoption of this guidance.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill.  Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 amends the requirements in GAAP related to accounting for changes to stock-based compensation awards. The guidance in ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this guidance in the first quarter of fiscal 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

Revision of Prior Period Financial Statements

During the fiscal year ended December 31, 2017, the Company identified and recorded certain immaterial errors that originated in fiscal years ended January 1, 2017 and January 3, 2016. These errors consisted primarily of errors in certain assumptions and calculations used in the determination of non-cash stock-based compensation primarily relating to the Employee Stock Purchase Plan ("ESPP"). The Company determined that the errors were not material to the previously issued financial statements and disclosures included in its Annual Report on Form 10-K for the year ended December 31, 2017 or for any quarterly periods included therein.

For the three and six months ended July 1, 2018, the Company is presenting comparative fiscal 2017 quarterly information. The fiscal 2017 results for the three and six months ended July 2, 2017 have been revised to reflect the quarterly impact of the adjustments described above.

The effect of the immaterial corrections on the Consolidated Statements of Operations for the three and six months ended July 2, 2017 is as follows:

	Three Months Ended July 2, 2017
Revised Consolidated Statements of Operations Amounts	As previously reported	Adjustments	As revised
	(In thousands, except per-share amounts)
Cost of revenues	$357,594	$(833)	$356,761
Research and development	89,736	(1,499)	88,237
Selling, general and administrative	81,243	(3,652)	77,591
Total costs and expenses	590,868	(5,984)	584,884
Operating loss	2,908	5,984	8,892
Loss before income taxes and non-controlling interest	(13,499)	5,984	(7,515)
Net loss	(22,838)	5,984	(16,854)
Net loss attributable to Cypress	$(22,904)	$5,984	$(16,920)
Net loss per share attributable to Cypress:
Basic	$(0.07)	$0.02	$(0.05)
Diluted	$(0.07)	$0.02	$(0.05)

	Six Months Ended July 2, 2017
Revised Consolidated Statements of Operations Amounts	As previously reported	Adjustments	As revised
	(In thousands, except per-share amounts)
Cost of revenues	$690,408	$(2,279)	$688,129
Research and development	178,217	(2,984)	175,233
Selling, general and administrative	155,090	(3,504)	151,586
Total costs and expenses	1,139,098	(8,767)	1,130,331
Operating loss	(13,448)	8,767	(4,681)
Loss before income taxes and non-controlling interest	(49,214)	8,767	(40,447)
Net loss	(68,556)	8,767	(59,789)
Net loss attributable to Cypress	$(68,686)	$8,767	$(59,919)
Net loss per share attributable to Cypress:
Basic	$(0.21)	$0.03	$(0.18)
Diluted	$(0.21)	$0.03	$(0.18)

The effect of the immaterial corrections on the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended July 2, 2017 is as follows:

	Three Months Ended July 2, 2017
Revised Consolidated Statements of Comprehensive Income (Loss):	As previously reported	Adjustments	As revised
	(In thousands)
Net loss	$(22,838)	$5,984	$(16,854)
Comprehensive loss	(21,857)	5,984	(15,873)
Comprehensive loss attributable for Cypress	$(21,923)	$5,984	$(15,939)

	Six Months Ended July 2, 2017
Revised Consolidated Statements of Comprehensive Income (Loss):	As previously reported	Adjustments	As revised
	(In thousands)
Net loss	$(68,556)	$8,767	$(59,789)
Comprehensive loss	(63,082)	8,767	(54,315)
Comprehensive loss attributable for Cypress	$(63,212)	$8,767	$(54,445)

The effect of the immaterial corrections on the Consolidated Statements of Cash Flows for the six months ended July 2, 2017 is as follows:

	Six Months Ended July 2, 2017
Revised Consolidated Statements of Cash Flows:	As previously reported	Adjustments	As revised
	(In thousands)
Net (loss) income	$(68,556)	$8,767	$(59,789)
Stock-based compensation expense	56,271	(8,767)	47,504
Net cash provided by operating activities	$58,168	$—	$58,168

The effect of the immaterial corrections on the disclosures related to stock-based compensation for the three and six months ended July 2, 2017 is as follows:

	Three Months Ended July 2, 2017
Revised Stock-Based Compensation Footnote:	As Reported	Adjustments	As Revised
	(In thousands)
Cost of revenues	$4,833	$(833)	$4,000
Research and development	11,275	(1,499)	9,776
Selling, general, and administrative	14,226	(3,652)	10,574
Total stock-based compensation expense	$30,334	$(5,984)	$24,350

	Six Months Ended July 2, 2017
Revised Stock-Based Compensation Footnote:	As Reported	Adjustments	As Revised
	(In thousands)
Cost of revenues	$10,164	$(2,279)	$7,885
Research and development	23,046	(2,984)	20,062
Selling, general, and administrative	23,061	(3,504)	19,557
Total stock-based compensation expense	$56,271	$(8,767)	$47,504

NOTE 2. REVENUE

The following table presents the Company's revenue disaggregated by revenue source, segment and geographical locations:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Microcontroller and Connectivity Division ("MCD")	$368,526	$360,533	$705,236	$678,434
Memory Products Division ("MPD")	255,564	233,243	501,095	447,216
Total revenues	$624,090	$593,776	$1,206,331	$1,125,650

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Product revenue	$609,089	$572,685	$1,180,519	$1,077,699
Non-product revenue (1)	15,001	21,091	25,812	47,951
Total revenue	$624,090	$593,776	$1,206,331	$1,125,650

(1) Non-product revenues primarily include royalty, NRE, and patent revenues.

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Goods/Services transferred at a point in time	$619,748	$582,868	$1,198,058	$1,097,815
Goods/Services transferred over time	4,342	10,908	8,273	27,835
Total revenue	$624,090	$593,776	$1,206,331	$1,125,650

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
United States	$53,795	$60,737	$127,457	$108,093
China, Taiwan, and Hong Kong	251,107	263,956	466,929	497,222
Japan	149,254	127,197	284,608	242,335
Europe	85,113	72,942	172,437	143,818
Rest of the World	84,821	68,944	154,900	134,182
Total revenue	$624,090	$593,776	$1,206,331	$1,125,650

NOTE 3. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
Accounts receivable, gross	$405,510	$301,465
Allowance for doubtful accounts receivable and sales returns	(986)	(5,474)
Total accounts receivable, net	$404,524	$295,991

Inventories

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
Raw materials	$14,166	$15,635
Work-in-process	207,665	176,427
Finished goods	64,930	80,065
Total inventories	$286,761	$272,127

Other Current Assets

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
Prepaid tooling - current	$23,474	$21,132
Advances to suppliers	20,176	15,968
Prepaid royalty and licenses	17,964	16,630
Derivative assets	1,775	1,197
Value added tax receivable	11,872	11,412
Prepaid expenses	18,435	17,737
Withholding tax receivable and tax advance	5,005	5,790
Other current assets	14,503	13,771
Total other current assets	$113,204	$103,637

Other Long-term Assets

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
Employee deferred compensation plan	$46,644	$49,495
Investment in cost method equity securities	—	17,017
Deferred tax assets	3,720	4,293
Long-term licenses	5,706	8,654
Advance to suppliers	4,798	11,315
Deposit - non-current	9,850	9,830
Pension - non-current	7,696	8,026
Derivatives assets - non-current	4,209	607
Prepaid tooling and other non-current assets	51,734	37,802
Total other long-term assets	$134,357	$147,039

Other Current Liabilities

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
Employee deferred compensation plan	$48,097	$50,629
Restructuring accrual - current portion (See Note 7)	2,923	9,580
Derivative liability	1,558	2,033
Accrued expenses	50,746	47,789
Accrued interest	8,207	8,094
Other current liabilities	18,589	25,360
Total other current liabilities	$130,120	$143,485

Other Long-term Liabilities

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
Long-term pension and other employee related liabilities	$20,828	$16,779
Restructuring accrual - non-current portion (See Note 7)	7,844	8,596
Asset retirement obligation	5,814	5,693
Other long-term liabilities	3,889	4,374
Total other long-term liabilities	$38,375	$35,442

NOTE 4. INTANGIBLE ASSETS
The following table presents details of the Company's intangible assets:

	As of July 1, 2018			As of December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Developed technology and other intangible assets
Acquisition-related intangible assets	$1,162,365	$(595,789)	$566,576	$1,072,824	$(490,327)	$582,497
Non-acquisition related intangible assets	19,884	(13,349)	6,535	19,884	(10,828)	9,056
Total developed technology and other intangible assets	1,182,249	(609,138)	573,111	1,092,708	(501,155)	591,553
In-process research and development	34,026	—	34,026	123,567	—	123,567
Total intangible assets	$1,216,275	$(609,138)	$607,137	$1,216,275	$(501,155)	$715,120

The below table presents details of the in-process research and development assets as of July 1, 2018:

(In thousands)
As of December 31, 2017	$123,567
Technological feasibility achieved	(89,541)
As of July 1, 2018	$34,026

During the three months ended July 1, 2018, there were no projects that had reached technological feasibility and were transferred to developed technology.
During the six months ended July 1, 2018, three projects representing $89.5 million of the total capitalized in-process research and development ("IPR&D"), with estimated useful lives of 5 years, had reached technological feasibility and were transferred to developed technology.

The following table summarizes the amortization expense by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Cost of revenues	$48,102	$44,270	$96,204	$87,437
Research and development	1,261	—	2,521	—
Selling, general and administrative	4,310	5,084	9,258	10,166
Total amortization expense	$53,673	$49,354	$107,983	$97,603
The estimated future amortization expense related to developed technology and other intangible assets as of July 1, 2018 is as follows:

(In thousands)
2018 (remaining six months)	105,996
2019	205,726
2020	144,654
2021	49,982
2022	28,747
2023 and thereafter	38,006
Total future amortization expense	$573,111

NOTE 5. INVESTMENT IN EQUITY METHOD INVESTMENTS
Privately-held equity investments in entities the Company does not control are accounted for under the equity method of accounting if the Company has an ownership interest of 20% or greater or if it has the ability to exercise significant influence over the operations of such companies.

Enovix Corporation ("Enovix")
During the fourth quarter of fiscal 2017, the Company determined that its investment in Enovix, which is accounted for as an equity method investment, had suffered an other-than temporary impairment primarily because Enovix had not achieved certain key planned product development milestones. Consequently, the Company recognized a charge of $51.2 million during the fourth quarter of fiscal 2017, reducing its carrying value to zero as of December 31, 2017. The Company held 41.1% of Enovix's outstanding voting shares as of July 1, 2018.

Deca Technologies Inc. ("Deca")
The Company held 52.5% of Deca's outstanding voting shares as of July 1, 2018 and December 31, 2017. The Company's investment in Deca is accounted for as an equity method investment.

The below table presents the changes in carrying value of the equity method investment related to Deca.

As of July 1, 2018
Deca Technologies Inc.
(in thousands)
Carrying value as of December 31, 2017	$122,514
Equity in net loss of equity method investee	(7,216)
Carrying value as of July 1, 2018	$115,298

The following table presents summarized aggregate financial information derived from the respective consolidated financial statements of Deca for the three and six month ended July 1, 2018, and of Deca and Enovix for the three and six months ended July 2, 2017.

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Operating data:
Revenue	$4,453	$4,515	$8,602	$7,410
Gross loss	(3,056)	(1,754)	(5,377)	(3,941)
Loss from operations	(7,091)	(9,852)	(13,840)	(20,011)
Net loss	(7,137)	(9,903)	(13,777)	(20,974)
Net loss attributable to Cypress	(3,744)	(4,612)	(7,227)	(9,803)

The following table represents the assets and liabilities held by Deca as of July 1, 2018, and by Deca and Enovix as of December 31, 2017.

	As of	As of
	July 1, 2018	December 31, 2017
	(In thousands)
Balance Sheet Data:
Current Assets	$38,744	$70,101
Long-term Assets	54,241	55,673
Current Liabilities	9,455	15,615
Long-term Liabilities	7,707	1,859

NOTE 6. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for the Company's financial assets and liabilities measured at fair value on a recurring basis as of July 1, 2018 and December 31, 2017:

	As of July 1, 2018			As of December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$59,138	$—	$59,138	$20,477	$—	$20,477
Total cash equivalents	59,138	—	59,138	20,477	—	20,477
Other current assets:
Certificates of deposit	—	870	870	—	972	972
Total other current assets	—	870	870	—	972	972

Employee deferred compensation plan assets:
Cash equivalents	2,248	—	2,248	3,561	—	3,561
Mutual funds	29,674	—	29,674	27,321	—	27,321
Equity securities	9,090	—	9,090	12,994	—	12,994
Fixed income	3,804	—	3,804	3,415	—	3,415
Stable value funds		1,828	1,828	—	2,204	2,204
Total employee deferred compensation plan assets	44,816	1,828	46,644	47,291	2,204	49,495
Interest rate swap	—	4,899	4,899	—	—	—
Foreign exchange forward contracts	—	1,086	1,086	—	1,197	1,197
Total financial assets	$103,954	$8,683	$112,637	$67,768	$4,373	$72,141
Financial Liabilities
Foreign exchange forward contracts	$—	$1,558	$1,558	$—	$1,426	$1,426
Employee deferred compensation plan liability	46,211	1,886	48,097	48,425	2,204	50,629
Total financial liabilities	$46,211	$3,444	$49,655	$48,425	$3,630	$52,055

The Company did not have any material assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of July 1, 2018 and December 31, 2017.  There were no transfers between Level 1, Level 2 and Level 3 fair value hierarchies during the three and six months ended July 1, 2018 and July 2, 2017 related to these securities.

Valuation Techniques:
There have been no changes to the valuation techniques used to measure the fair value of the Company's assets and liabilities. For a description of the valuation techniques, refer to Note 6 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of the Company’s assets, including intangible assets, goodwill and cost-method investments, are measured at fair value on a nonrecurring basis if impairment is indicated.

Fair Value of Long-Term Debt
As of July 1, 2018, the carrying value of the Company's senior secured credit facility was $492.0 million (See Note 9). The carrying value of the Company's senior secured credit facility approximates its fair value since it bears an interest rate that is comparable to rates on similar credit facilities and is determined using Level 2 inputs.
The Company's 2% 2020 Spansion Exchangeable Notes assumed as part of the Company's merger with Spansion Inc. ("Spansion"), which was completed on March 12, 2015 (the "Merger"), are traded in the secondary market for debt instruments and are categorized as a Level 2 liability. The principal and the estimated fair value of the principal of theses notes as of July 1, 2018 were $12.0 million and $37.2 million, respectively.  See Note 9 for further details.

The Company’s 4.5% 2022 Senior Exchangeable Notes are traded in the secondary market for debt instruments and the fair value is determined using Level 2 inputs. The principal and the estimated fair value of the principal of these notes as of July 1, 2018 were $287.5 million and $380.2 million, respectively.  See Note 9 for further details.
The Company's 2% 2023 Exchangeable Notes are traded in the secondary market and the fair value is determined using Level 2 inputs. The principal and the estimated fair value of the principal of these notes as of July 1, 2018 were $150.0 million and $156.6 million, respectively. See Note 9 for further details.

NOTE 7. RESTRUCTURING

Since 2016, the Company has launched certain long-term strategic corporate transformation initiatives which required restructuring activities to streamline internal processes and redeploy personnel and resources to target markets as discussed below:

2018 Restructuring Plan
During the first quarter of fiscal 2018, the Company began implementation of a reduction in workforce (the "2018 Plan") which will result in elimination of approximately 75 positions across various functions. The restructuring costs of $1.6 million and $3.1 million during the three and six months ended July 1, 2018, respectively, consist of personnel costs. The Company anticipates that the remaining restructuring accrual balance of $0.8 million will be paid out in cash through fiscal 2018.

2017 Restructuring Plan
In December 2017, the Company began implementation of a reduction in workforce (the "2017 Plan") which resulted in the elimination of approximately 80 positions worldwide across various functions. A restructuring credit of $0.1 million and a cost of $2.4 million for the three and six months ended July 1, 2018, respectively, consist of personnel costs. The Company anticipates that the remaining restructuring accrual balance of $30 thousand will be paid out in cash through fiscal 2018.

2016 Restructuring Plan
In September 2016, the Company began the implementation of a reduction in workforce (the "2016 Plan") which resulted in the elimination of approximately 430 positions worldwide across various functions. A restructuring credit of $0.2 million was recorded for the three and six months ended July 1, 2018 related to the 2016 Plan. The restructuring cost related to the 2016 Plan during the three months ended July 2, 2017 consists of $0.4 million personnel cost and $0.5 million facilities-related expenses. The restructuring cost of $3.5 million recorded for the six months ended July 2, 2017 consists of personnel costs of $1.9 million, and other charges related to the write-off of certain licenses and facilities-related expenses of $1.6 million. The Company paid out the remaining restructuring cost of $0.5 million, which consisted of personnel costs, by July 1, 2018.

Spansion Integration-Related Restructuring Plan ("Spansion Integration Plan")
In March 2015, the Company implemented cost reduction and restructuring activities in connection with the Merger. No restructuring charges were recorded for the three and six months ended July 1, 2018 or July 2, 2017, related to the Spansion Integration Plan. The Company anticipates that the remaining restructuring accrual balance of $9.9 million, which relates to an excess lease obligation, will be paid out in cash over the remaining lease term through fiscal 2026.

Summary of Restructuring Costs
The following table summarizes the restructuring charges recorded in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Personnel costs	$1,239	$374	$5,335	$1,877
Other	—	524	—	1,593
Total restructuring costs	$1,239	$898	$5,335	$3,470

The following table summarizes the restructuring costs by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Cost of goods sold	$1,589	$—	$3,476	$231
Research and development	33	358	326	2,710
Selling, general and administrative	(383)	540	1,533	529
Total restructuring costs	$1,239	$898	$5,335	$3,470

Roll-Forward of the Restructuring Reserves
Restructuring activity under the Company's restructuring plans was as follows:

	(In thousands)
	2018 Plan	2017 Plan	2016 Plan	Spansion Integration Plan	Total
Accrued restructuring balance as of December 31, 2017	$—	$6,139	$743	$11,297	$18,179
Provision	3,148	2,421	(234)	—	5,335
Cash payments and other adjustments	(2,319)	(8,530)	(509)	(1,389)	(12,747)
Accrued restructuring balance as of July 1, 2018	$829	$30	$—	$9,908	$10,767
Current portion of the restructuring accrual	$829	$30	$—	$2,064	$2,923
Non-current portion of the restructuring accrual	$—	$—	$—	$7,844	$7,844

NOTE 8. EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Cost of revenues	$3,985	$4,000	$7,569	$7,885
Research and development	13,801	9,776	20,514	20,062
Selling, general and administrative	16,122	10,574	24,283	19,557
Total stock-based compensation expense	$33,908	$24,350	$52,366	$47,504

As of July 1, 2018 and December 31, 2017, stock-based compensation capitalized in inventory totaled $3.9 million and $3.3 million, respectively.

The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Stock options	$—	$109	$96	$109
Restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs")	31,772	23,052	49,021	45,018
Employee Stock Purchase Plan ("ESPP")	2,136	1,189	3,249	2,377
Total stock-based compensation expense	$33,908	$24,350	$52,366	$47,504

The following table summarizes the unrecognized stock-based compensation expense, by type of awards:

	As of
	July 1, 2018	Weighted- Average Amortization Period
	(In thousands)	(In years)
RSUs and PSUs	107,973	1.54
ESPP	998	0.50
Total unrecognized stock-based compensation expense	$108,971	1.53
Equity Incentive Program
As of July 1, 2018, approximately 38.4 million stock options, or 21.6 million RSUs and PSUs were available for grant as stock-based awards under the 2013 Stock Plan, the 2010 Equity Incentive Award Plan (formerly the Spansion 2010 Equity Incentive Award Plan) and the 2012 Incentive Award Plan (formerly the Ramtron Plan).  As of July 1, 2018, there were 1.9 million shares of stock available for issuance under the ESPP plan.
Stock Options
The following table summarizes the Company's stock option activities:

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
	(In thousands, except per-share amounts)		(In years)	($ in millions)
Options outstanding as of December 31, 2017	4,627	$11.63
Exercised	(875)	$9.86
Forfeited or expired	(41)	$15.86
Options outstanding as of April 1, 2018	3,711	$12.00
Exercised	(266)	$9.87
Forfeited or expired	(20)	$15.35
Options outstanding as of July 1, 2018	3,425	$37.22	2.15	$13.9
Options exercisable as of July 1, 2018	3,345	$12.18	2.11	$13.5

No options were granted during the three or six months ended July 1, 2018.

RSUs and PSUs
The following table summarizes the Company's RSU and PSU activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of December 31, 2017	11,976	$12.44
Granted	5,310	$16.55
Released	(2,707)	$12.75
Forfeited	(666)	$12.85
Balance as of April 1, 2018	13,913	$13.92
Granted	432	$16.52
Released	(1,022)	$12.99
Forfeited	(324)	$13.12
Balance as of July 1, 2018	12,999	$14.03

2018 Long-Term Incentive Program
During the first quarter of 2018, the Compensation Committee of the Company approved the issuance of service-based and performance-based restricted stock units under the Company's Long-Term Incentive Program ("LTIP") to certain employees. The milestones for the 2018 LTIP grants include service and performance conditions based on revenue growth and profit milestones over the next 3 years. A portion of the LTIP awards include a multiplier based on certain market conditions.

NOTE 9. DEBT

Total debt is comprised of the following:

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
Current portion of long-term debt
Senior Secured Credit Facility:
Term Loan B	$6,314	$27,303
Capital lease obligations	406	—
Current portion of long-term debt	6,720	27,303
Revolving credit facility and long-term portion of debt
Senior Secured Credit Facility:
Revolving Credit Facility	—	90,000
Term Loan B	485,714	468,080
2% 2020 Spansion Exchangeable Notes	11,274	20,375
4.5% 2022 Senior Exchangeable Notes	251,695	246,636
2% 2023 Exchangeable Notes	133,237	131,422
Capital lease obligations	1,821	—
Credit facility and long-term debt	883,741	956,513
Total debt	$890,461	$983,816
As of July 1, 2018, the Company was in compliance with all of the financial covenants under all of its debt facilities.

Senior Secured Credit Facility: Revolving Credit Facility and Term Loan B

On March 12, 2018, the Company amended its Amended and Restated Credit and Guaranty Agreement, which governs the Senior Secured Credit Facility. The amendment reduces the applicable margins on the Revolving Credit Facility and Term Loan B. After giving effect to the amendment, the Term Loan B bears interest, at the option of the Company, at the base rate plus an applicable margin of 1.25% or the Eurodollar rate plus an applicable margin of 2.25%; and the Revolving Credit Facility bears interest, at the option of the Company, at the base rate plus an applicable margin of either 0.75% or 1.00%, depending on the Company's secured leverage ratio, or the Eurodollar rate plus an applicable margin of 1.75% or 2.00%, depending on the Company's secured leverage ratio. The amendment removed the fixed charge coverage ratio financial covenants. In addition, for Term Loan B, the amendment removed the total leverage ratio covenant, changed the required amortization payments to 1% per annum, and waived the excess cash flow mandatory repayment for fiscal 2017.

As of July 1, 2018, $504.0 million aggregate principal amount of loans, all of which related to Term Loan B, were outstanding under the senior secured credit facility.

2% 2020 Spansion Exchangeable Notes

Pursuant to the Merger, Cypress assumed Spansion's 2% 2020 Spansion Exchangeable Notes (the "Spansion Notes") on March 12, 2015. They are fully and unconditionally guaranteed on a senior unsecured basis by the Company. The Spansion Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2% per year payable semi-annually in arrears on March 1 and September 1. The Spansion Notes may be due and payable immediately in certain events of default.

On March 7, 2018, the Company entered into a privately negotiated agreement to induce the extinguishment of $10 million out of the $22 million of Spansion Notes outstanding. The Company paid the holders of the Spansion Notes cash for the aggregate principal of $10 million and delivered 1.4 million shares of common stock for the conversion spread. The Company recorded $0.2 million in loss on extinguishment and a reduction in additional paid-in capital of $25.7 million towards the deemed repurchase of the equity component of the notes. The loss on extinguishment is recorded in "Interest Expense" in the Condensed Consolidated Statements of Operations.

The Spansion Notes consisted of the following:

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
Equity component	$22,971	$42,130
Liability component:
Principal	11,990	21,990
Less debt discount and debt issuance costs, net	(716)	(1,615)
Net carrying amount	$11,274	$20,375

The following table summarizes the components of the total interest expenses on the Spansion Notes recognized during the three and six months ended July 1, 2018 and July 2, 2017:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Contractual interest expense at 2% per annum	$61	$742	$121	$1,492
Accretion of debt discount	82	935	164	1,848
Total	$143	$1,677	$285	$3,340

 4.5% 2022 Exchangeable Notes

On June 23, 2016, the Company issued, at face value, $287.5 million of Senior Exchangeable Notes due in 2022 (the "2022 Notes") in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The 2022 Notes are governed by an indenture, dated June 23, 2016, between the Company and U.S. Bank National Association, as Trustee. The 2022 Notes will mature on January 15, 2022, unless earlier repurchased or converted, and bear interest of 4.5%

per year payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2017. The 2022 Notes may be due and payable immediately in certain events of default.

The 2022 Notes consisted of the following:

	As of
	July 1, 2018	December 31, 2017
	(in thousands)
Equity component	$47,686	$47,686
Liability component:
Principal	287,500	287,500
Less debt discount and debt issuance costs, net	(35,805)	(40,864)
Net carrying amount	$251,695	$246,636

The following table summarizes the components of the total interest expense related to the 2022 Notes recognized as expense:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Contractual interest expense	$3,234	$3,271	$6,469	$6,540
Amortization of debt issuance costs	320	320	641	639
Accretion of debt discount	2,209	2,202	4,418	4,403
Total	$5,763	$5,793	$11,528	$11,582

Capped Calls

In connection with the issuance of the 2022 Notes, the Company entered into capped call transactions with certain bank counterparties to reduce the risk of potential dilution of the Company’s common stock upon the exchange of the 2022 Notes. The capped call transactions have an initial strike price of approximately $13.49 and an initial cap price of approximately $15.27, in each case, subject to adjustment. The capped calls expire in January 2022.

2% 2023 Exchangeable Notes

On November 6, 2017, the Company, issued at face value, $150.0 million of Senior Exchangeable Notes due in 2023 (the "2023 Notes") in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The 2023 Notes are governed by an indenture, dated November 6, 2017, between the Company and U.S. Bank National Association, as Trustee. The 2023 Notes will mature on February 1, 2023 unless earlier repurchased or converted, and bear interest of 2% per year payable semi-annually.

The 2023 Notes consisted of the following:

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
Equity component	15,028	15,028
Liability component:
Principal	150,000	150,000
Less debt discount and debt issuance costs, net	(16,763)	(18,578)
Net carrying amount	$133,237	$131,422

The following table summarizes the component of the total interest expense related to the 2023 Notes recognized as an expense:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Contractual interest expense at 2% Per annum	$748	$—	$1,496	$—
Amortization of debt issuance costs	175	—	350	—
Accretion of debt discount	735	—	1,470	—
Total	$1,658	$—	$3,316	$—

Capital Lease Commitments

In June 2018, the Company entered into a capital lease agreement for equipment. The lease has a term of 5 years through June 2023. As of July 1, 2018, the Company recorded a capital lease obligation of approximately $2.2 million.

Future Debt Payments

The future scheduled principal payments for the outstanding Company's debt as of July 1, 2018, were as follows:

Fiscal Year	Total
(In thousands)
2018 (remaining six months)	$2,726
2019	5,467
2020	17,476
2021	491,663
2022 and after	438,221
Total	$955,553

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
As of July 1, 2018, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2018 (remaining six months)	$9,727
2019	14,364
2020	11,498
2021	6,641
2022	5,348
2023 and thereafter	17,349
Total	$64,927

Restructuring accrual balances related to operating facility leases were $9.9 million and $11.5 million as of July 1, 2018 and December 31, 2017, respectively.
Product Warranties

The Company generally warrants its products against defects in materials and workmanship for a period of one year, and that product warranty is generally limited to a refund of the original purchase price of the product or a replacement part. The Company estimates its warranty costs based upon its historical warranty claim experience. Warranty returns are recorded as an allowance for sales returns. The allowance for sales returns is reviewed quarterly to verify that it reflects the remaining obligations based on the anticipated returns over the balance of the obligation period.
The following table presents the Company's warranty reserve activities:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Beginning balance	$4,445	$3,996	$4,445	$3,996
Settlements made	(1,029)	(310)	(2,978)	(629)
Provisions	1,029	631	2,978	950
Ending balance	$4,445	$4,317	$4,445	$4,317
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

Litigation and Asserted Claims

On August 15, 2016, a patent infringement lawsuit was filed by the California Institute of Technology ("Caltech") against the Company in the U.S. District Court for the Central District of California (Case No. 16-cv-03714). The other co-defendants are Apple Inc., Avago Technologies Limited, Broadcom Corporation, and Broadcom Limited. Caltech alleges that defendants infringe four patents. On July 12, 2017, the Court issued a claim construction order. Trial will likely not occur until at least the first quarter of 2019, and the Company will defend against the allegations accordingly.

In addition, the Company is currently involved in various other legal proceedings, claims, and disputes arising in the ordinary course of business, including intellectual property claims and other matters.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued at July 1, 2018 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Indemnification Obligations

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify other parties to such agreements with respect to certain matters. Typically, these obligations arise in the context of contracts that the Company has entered into, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations and covenants or terms and conditions related to such matters as the sale and/or delivery of its products, title to assets sold, certain intellectual property claims, defective products, specified environmental matters and certain income taxes. With respect to the sale of a manufacturing facility or subsidiary business, such indemnification may also cover tax matters and the Company's management of the facility or business prior to the sale. In the foregoing circumstances, payment by the Company is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims and vigorously defend itself and the other party against related third-party claims. Further, the Company's obligations under these agreements may be limited in terms of time, amount or the scope of its responsibility and in some instances, the Company may have recourse against third parties for certain payments made under these agreements.
It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments the Company has made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations. Management believes that if the Company were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, although there can be no assurance of this. As of July 1, 2018, the Company had no reason to believe a loss exceeding amounts already recognized would be incurred.

NOTE 11. FOREIGN CURRENCY AND INTEREST RATE DERIVATIVES

The Company enters into multiple foreign exchange forward contracts to hedge certain foreign currency risk resulting from fluctuations in Japanese yen (¥) and Euro (€) exchange rates. In addition, the Company entered into fixed-for-interest rate forward swap agreements and has designated these swaps as hedging instruments. The Company does not enter into derivative securities for speculative purposes. The Company’s hedging policy is designed to mitigate the impact of foreign currency exchange rate fluctuations on its operating results. Some foreign currency forward contracts are considered to be economic hedges that were not designated as hedging instruments while others were designated as cash flow hedges. Whether designated or undesignated as cash flow hedges or not, these forward contracts protect the Company against the variability of forecasted foreign currency cash flows resulting from revenues, expenses and net asset or liability positions designated in currencies other than the U.S. dollar. The maximum original duration of any contract allowable under the Company’s hedging policy is thirteen months for foreign currency hedging contracts.
Cash Flow Hedges

The Company enters into cash flow hedges to protect non-functional currency inventory purchases and certain other operational expenses, in addition to its on going program of cash flow hedges to protect its non-functional currency revenues against variability in cash flows due to foreign currency fluctuations. The Company’s foreign currency forward contracts that were designated as cash flow hedges have maturities between three and thirteen months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a monthly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. Interest charges or "forward points" on the forward contracts are excluded from the assessment of hedge effectiveness and are recorded in interest and other income, net in the Condensed Consolidated Statements of Operations. In the second quarter of 2018, the Company entered into cash flow hedges, in which interest charges or "forward points" on the forward contracts are included in the assessment of hedge effectiveness, and are recorded in the underlying hedged items in the Condensed Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or costs, depending on the risk hedged.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net in its Condensed Consolidated Statements of Operations at that time. For the six months ended July 1, 2018, the Company had a loss of $0.5 million, which was related to cash flow hedges, recorded in other comprehensive income.

The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in interest and other income, net in its Condensed Consolidated Statements of Operations.
Designated Hedges

Total notional amounts of net outstanding contracts were as summarized below:

Buy / Sell	July 1, 2018	December 31, 2017
(In millions)
US dollar / Japanese Yen	$89.8/ ¥9,749	$58.7 / ¥6,476
Japanese Yen / US dollar	¥15,367 / $141.6	¥9,811 / $88.4

Non-designated hedges

Total notional amounts of net outstanding contracts were as summarized below:

Buy / Sell	July 1, 2018	December 31, 2017
(In millions)
US dollar / EUR	$1.7 / €2.0	$8.8 / €7.4
US dollar / Japanese Yen	$7.6/ ¥830	$15.9 / ¥1,744
Japanese Yen / US dollar	¥2,474 / $22.5	¥4,790 / $43.0

In December 2017, the Company entered into fixed-for-floating interest rate forward swap agreements with two counterparties to swap variable interest payments on certain debt for fixed interest payments; these agreements will expire in July 2021. The objective of the swap was to effectively fix the interest rate at current levels without having to refinance the outstanding term loan, thereby avoiding the incurrence of transaction costs. The interest rate on the variable debt was fixed in December 2017 and became effective in April 2018.

On January 3, 2018, the Company evaluated the hedge effectiveness of the interest rate swaps and designated these swaps as hedging instruments. Upon designation as cash flow hedge instruments, future changes in fair value of these swaps are recognized in accumulated other comprehensive income. For the six months ended July 1, 2018, the Company had a gain of $4.7 million, which was related to interest rate swaps, recorded in other comprehensive income.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2018 was not material.

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of July 1, 2018 and December 31, 2017 were as follows:

	July 1, 2018		December 31, 2017
Balance Sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(In thousands)
Other Current Assets
Derivative Asset	$1,615	$160	$805	$392

Non-current Assets
Derivative Asset	4,209	—	—	607

Other Current Liabilities
Derivative Liability	$1,373	$185	$775	$1,258

NOTE 12. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands, except per-share amounts)
Net income (loss) attributable to Cypress	$27,706	$(16,920)	$36,784	$(59,919)
Weighted-average common shares	358,577	329,860	356,123	328,320
Weighted-average diluted shares	371,967	329,860	370,402	328,320
Net income (loss) per share—basic	$0.08	$(0.05)	$0.10	$(0.18)
Net income (loss) per share—diluted	$0.07	$(0.05)	$0.10	$(0.18)

For the three months ended July 1, 2018 and July 2, 2017, approximately 2.9 million and 27.6 million weighted average potentially dilutive shares underlying outstanding stock-based awards and convertible debt, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive. For the six months ended July 1, 2018 and July 2, 2017, approximately 2.6 million and 27.9 million weighted average potentially dilutive shares underlying outstanding stock-based awards and convertible debt, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 13. INCOME TAXES

The Company's income tax expense was $5.2 million and $4.5 million for the three months ended July 1, 2018 and July 2, 2017, respectively. The Company's income tax expense was $10.2 million and $9.4 million for the six months ended July 1, 2018, and July 2, 2017, respectively. The income tax expenses for the three months ended July 1, 2018 and July 2, 2017 were primarily attributable to non-U.S. taxes associated with the Company's non-U.S. operations.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law, making significant changes to the U.S. Internal Revenue Code effective for tax years beginning after December 31, 2017. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, the repeal of corporate alternative minimum tax, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the six months ended July 1, 2018, the Company did not obtain any additional information affecting the provisional amount initially recorded at December 31, 2017. Additional work is still necessary for a more detailed analysis of the Company’s historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 in which the analysis is complete.
The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, considering the Company's current assessment of the probability of maintaining profitability, there is a reasonable possibility that, within the next 12 months, sufficient positive evidence may become available to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. As such, the Company may release a significant portion, or all, of its valuation allowance against its deferred tax assets within the next 12 months. This release, if any, would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded.

Unrecognized Tax Benefits

As of July 1, 2018, and December 31, 2017, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate totaled $30.2 million and $28.9 million, respectively.

Management believes events that could occur in the next 12 months and cause a change in unrecognized tax benefits include, but are not limited to, the following:
•completion of examinations by, and resolution of agreements with, U.S. or foreign taxing authorities; and
•expiration of statutes of limitations applicable to the Company's tax returns.

The calculation of unrecognized tax benefits involves uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory, and judicial developments in the countries in which the Company does business. The Company believes it is reasonably possible that it may recognize up to approximately $2.5 million of its existing unrecognized tax benefits within the next 12 months as a result of the events listed above.

Classification of Interest and Penalties

The Company classifies interest and penalties as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of July 1, 2018 and December 31, 2017, the amounts of accrued interest and penalties totaled $12.0 million and $11.0 million, respectively.

NOTE 14. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION
Segment Information

The Company designs, develops, manufactures and markets a broad range of solutions for embedded systems, from automotive, industrial, consumer electronics, and medical products.
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker ("CODM") is considered to be the Chief Executive Officer.
Income (Loss) Before Income Taxes

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
MCD	$36,087	$13,141	$49,571	$12,223
MPD	92,091	64,711	181,929	114,382
Unallocated items:
Stock-based compensation expense	(33,908)	(24,350)	(52,366)	(47,504)
Restructuring charges	(1,239)	(898)	(5,335)	(3,470)
Amortization of intangible assets	(53,793)	(49,353)	(108,381)	(97,602)
Reimbursement payment in connection with the cooperation and settlement agreement	—	(3,500)	—	(3,500)
Changes related to debt extinguishment	—	—	630	—
Changes in value of deferred compensation plan	(18)	(12)	(435)	(225)
Gain on sale of cost method investment	1,521	—	1,521	—
Other adjustments	(4,038)	(7,254)	(12,823)	(14,751)
Income (Loss) from operations before income taxes	$36,703	$(7,515)	$54,311	$(40,447)

The Company does not allocate goodwill and intangible assets impairment charges, impact of purchase accounting, IPR&D impairment, severance and retention costs, acquisition-related costs, stock-based compensation, interest income and other, and interest expense to its segments. In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner it internally evaluates its results of operations.
Geographical Information

Property, plant and equipment, net, by geographic locations were as follows:

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
United States	$183,262	$186,824
Philippines	34,586	36,747
Thailand	35,167	29,151
Japan	10,540	12,211
Other	27,471	24,621
Total property, plant and equipment, net	$291,026	$289,554

The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the Company’s CODM does not review asset information on a segment basis.
Customer Information

Outstanding accounts receivable from two of the Company's distributors accounted for 23.8% and 12.3% of its consolidated accounts receivable as of July 1, 2018. Outstanding accounts receivable from one of the Company's distributors accounted for 28.0% of its consolidated accounts receivable as of December 31, 2017.
Revenue earned through two of the Company's distributors accounted for 18.9% and 12.7% of its consolidated revenues for the three months ended July 1, 2018. Revenue earned through two of the Company's distributors accounted for 19.1% and 13.1% of its consolidated revenues for the six months ended July 1, 2018. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months or six months ended July 1, 2018.
Revenue earned through one of the Company’s distributors accounted for 16.4% of its consolidated revenues for the three months ended July 2, 2017. Revenue earned through one of the Company’s distributors accounted for 16.7% of its consolidated revenues for the six months ended July 2, 2017. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months or six months ended July 2, 2017.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Accumulated net unrealized income (loss) on cash flow hedges	Cumulative translation adjustment and other	Unrecognized gain on the defined benefit Plan	Accumulated other comprehensive income (loss)
Balance as of December 31, 2017	(504)	6	(864)	(1,362)
Other comprehensive income (loss) before reclassification	4,464	—	—	4,464
Amounts reclassified to operating income (loss)	(530)	—	—	(530)
Balance as of April 1, 2018	$3,430	$6	$(864)	$2,572
Other comprehensive income (loss) before reclassification	$772	$—	$—	$772
Amounts reclassified to operating income (loss)	$(527)	$—	$—	$(527)
Balance as of July 1, 2018	$3,675	$6	$(864)	$2,817

NOTE 16. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company purchases from, or sells to (a) entities for which one of the Company's directors or executive officers serves as a director or (b) entities that are otherwise affiliated with one of the Company's directors or executive officers (collectively, "related parties").

For the indicated periods, the following table presents information on the Company's transactions with such entities occurring at a time when the other entity was a related party of the Company

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Total revenues	8,679	—	11,955	495
Total purchases	21,257	325	37,346	4,482

As of July 1, 2018, and July 2, 2017, balances receivable from related parties totaled $2.4 million and $4.6 million, respectively, and balances payable to related parties totaled $6.5 million and $1.2 million, respectively.

NOTE 17. EQUITY

Stock Buyback Program

On October 20, 2015, the Company's Board of Directors (the "Board") authorized a $450 million stock buyback program. The program allows the Company to purchase its common stock or enter into equity derivative transactions related to its common stock. The timing and actual amount expended with the authorized funds will depend on a variety of factors including the market price of the common stock, regulatory, legal, and contractual requirements, other uses of cash, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of the Board. During fiscal quarter ended July 1, 2018, the Company repurchased 610 thousand shares for an aggregate consideration of $10.0 million. As of July 1, 2018, the total remaining dollar amount of shares that may be repurchased under the program was approximately $200.8 million.

Dividend

On May 11, 2018, the Company's Board of Directors approved a cash dividend of $0.11 per share payable to holders of record of its common stock at the close of the business day on June 28, 2018. This cash dividend was paid on July 19, 2018 and totaled approximately $39.4 million which was accrued for and shown as "Dividends payable" on the Condensed Consolidated Balance Sheets as of July 1, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, which are discussed in the "Cautionary Note Regarding Forward-Looking Statements" section in Part I of this Quarterly Report on Form 10-Q.

Overview

Cypress is a leader in advanced embedded solutions for the world’s most innovative automotive, industrial, consumer electronics and medical products. Cypress’ superior connectivity, flexible computing, fail-safe storage, and secure, ultra-low power solutions help developers bring their smart products to market quickly and easily. Cypress is committed to providing customers with the best support and development resources enabling them to disrupt markets by creating new product categories in record time.

Business Segments

We continuously evaluate our reportable business segments in accordance with the applicable accounting guidance. We currently operate under two reportable business segments: Microcontroller and Connectivity Division ("MCD") and Memory Products Division ("MPD").

Business Segments	Description

Microcontroller and Connectivity Division
MCD focuses on high-performance microcontroller (MCU), analog and wireless and wired connectivity solutions. The portfolio includes Traveo™ automotive MCUs, PSoC® programmable MCUs and general-purpose MCUs with Arm® Cortex®-M4, -M3, -M0+ and R4 CPUs, analog PMIC Power Management ICs, CapSense® capacitive-sensing controllers, TrueTouch® touchscreen, Wi-Fi®, Bluetooth® and Bluetooth Low Energy solutions and the WICED® development platform, and a broad line of USB controllers, including solutions for the USB-C and USB Power Delivery standards. This division also includes our intellectual property (IP) business.

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
As we continue to implement our strategies, there are many internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed in Part I Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017 as well as in Part II Item 1A in this Quarterly Report on Form 10-Q.

Results of Operations

Revenues

Our total revenues increased by $30.3 million, or 5.1%, to $624.1 million for the three-month period ended July 1, 2018 compared to the same period in the prior year. The increase was primarily driven by strength in wired and wireless connectivity, microcontrollers, and memory products.

Our total revenues increased by $80.7 million, or 7.2%, to $1,206.3 million for the six-month period ended July 1, 2018 compared to the same period in the prior year. The increase was primarily driven by strength in wired and wireless connectivity, microcontrollers, and memory products.
The following table summarizes our consolidated revenues by segments:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Microcontroller and Connectivity Division ("MCD")	$368,526	$360,533	$705,236	$678,434
Memory Products Division ("MPD")	255,564	233,243	501,095	447,216
Total revenues	$624,090	$593,776	$1,206,331	$1,125,650

Microcontroller and Connectivity Division:
Revenues recorded by MCD increased by $8.0 million, or 2.2%, in the three months ended July 1, 2018 compared to the same prior year period. The increase was primarily driven by the growth in wired and wireless connectivity and microcontroller products. The overall average selling price ("ASP") of our products for MCD for the three months ended July 1, 2018 was $1.02 which decreased by $0.04, compared with the same prior year period primarily due to changes in product mix.

Revenues recorded by MCD increased by $26.8 million, or 4.0%, in the six months ended July 1, 2018 compared to the same prior year period. The increase was primarily driven by growth in the wired and wireless connectivity and microcontroller products. The overall ASP of our products for MCD for the six months ended July 1, 2018 was $1.02 which decreased by $0.07, compared with the same prior year period primarily due to changes in product mix.

Memory Products Division:
Revenues recorded by MPD increased by $22.3 million, or 9.6%, in the three months ended July 1, 2018 compared to the same prior year period. The increase was primarily due to growth in revenue from Flash memory products. The overall ASP of our products for MPD for the three months ended July 1, 2018 was $1.65, which increased by $0.35, compared with the same prior year period. The increase is primarily attributed to higher ASPs for Flash memory products and changes in product mix.

Revenues recorded by MPD increased by $53.9 million, or 12.1%, in the six months ended July 1, 2018 compared to the same prior year period. The increase was primarily due to growth in revenue from the Flash memory products. The overall ASP of our products for MPD for the six months ended July 1, 2018 was $1.64, which increased by $0.36, compared with the same prior year period. The increase is primarily attributed to higher ASPs for Flash memory products and changes in product mix.

Gross Margin

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
Revenue	$624,090	$593,776	$1,206,331	$1,125,650
Less: Cost of goods sold	$(389,952)	$(401,031)	$(759,801)	$(775,797)
Gross profit	234,138	192,745	446,530	349,853
Gross margin (%)	37.5%	32.5%	37.0%	31.1%

Our gross margin improved to 37.5% in the three months ended July 1, 2018 from 32.5% in the three months ended July 2, 2017. The primary drivers of the improvement in gross margin were an increase in selling prices, higher fab utilization, which increased from 74.6% in the three months ended July 2, 2017 to 82.9% in the three months ended July 1, 2018, and a reduction in the cost of certain products. Additionally, there was a reduction in write-downs of carrying value of inventory during the three months ended July 1, 2018 as compared to the same prior year period. Write-down of inventories during the three months ended July 1, 2018 was $6.8 million as compared to $9.0 million in the three months ended July 2, 2017. Write-down of inventories unfavorably impacted our gross margin by 1.1% and 1.5% for the three months ended July 1, 2018 and July 2, 2017, respectively. Sale of inventory that was previously written off or written down aggregated to $7.6 million and $11.3 million for the second quarters of fiscal years 2018 and 2017, which favorably impacted our gross margin by 1.2% and 1.9%, respectively. Included in the cost of revenues are restructuring costs of $1.6 million for the three months ended July 1, 2018. There was no restructuring cost for the three months ended July 2, 2017. During the first quarter of 2018, we initiated the 2018 Plan which will contribute towards increasing longer term operational efficiency. The 2018 Plan will result in a reduction of approximately 75 positions, which is expected to favorably impact costs in the second half of 2018. Included in the cost of revenues are amortization of intangible assets of $48.1 million and $44.3 million for the second quarters of fiscal years 2018 and 2017, respectively.

Our gross margin improved to 37.0% in the six months ended July 1, 2018 from 31.1% in the six months ended July 2, 2017. The primary drivers of the improvement in gross margin were an increase in selling prices, higher fab utilization, which increased from 68.9% in the six months ended July 2, 2017 to 78.7% in the six months ended July 1, 2018, and a reduction in the cost of certain products. Additionally, there was a reduction in write-downs of carrying value of inventory during the six months ended July 1, 2018 as compared to the same prior year period. Write-down of inventories during the six months ended July 1, 2018 was $11.9 million as compared to $19.1 million in the six months ended July 2, 2017. Write-down of inventories unfavorably impacted our gross margin by 1.0% and 1.7% for the six months ended July 1, 2018 and July 2, 2017, respectively. Sale of inventory that was previously written off or written down aggregated to $14.8 million and $18.9 million for the six months ended July 1, 2018 and July 2, 2017, respectively, which favorably impacted our gross margin by 1.2% and 1.7%, respectively. Included in the cost of revenues are restructuring costs of $3.5 million and $0.2 million for the six months ended July 1, 2018 and July 2, 2017, respectively. During the first quarter of 2018, we initiated the 2018 Plan restructuring plan which will contribute towards increasing longer term operational efficiency. The 2018 Plan will result in a reduction of approximately 75 positions, which is expected to favorably impact costs starting in the second half of 2018. Included in the cost of revenues is the amortization of intangible assets of $96.2 million and $87.4 million for the six months ended July 1, 2018 and July 2, 2017, respectively.

Research and Development ("R&D") Expenses

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
R&D expenses	$96,693	$88,595	$189,926	$177,943
As a percentage of revenues	15.5%	14.9%	15.7%	15.8%

R&D expenses increased by $8.1 million in the three months ended July 1, 2018 compared to the same period of the prior year. The increase was mainly attributable to $3.2 million in higher labor costs from an increase in headcount and variable incentives and $4.0 million in higher stock-based compensation.

R&D expenses increased by $12.0 million in the six months ended July 1, 2018 compared to the same period of the prior year. The increase was mainly attributable to $9.6 million in higher labor costs from an increase in headcount and variable incentives increases, $1.8 million in non-labor spending and $0.5 million of higher stock-based compensation.

Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
SG&A expenses	$86,599	$95,258	$169,996	$176,591
As a percentage of revenues	13.9%	16.0%	14.1%	15.7%

SG&A expenses decreased by $8.7 million in the three months ended July 1, 2018 compared to the same period of the prior year. The decrease was due to a $14.3 million decrease in litigation and settlement charges, a $2.0 million decrease in labor expenses, and a $0.7 million decrease in amortization of intangible assets allocation. These decreases were partially offset by $4.0 million in higher professional fees and a $5.5 million increase in stock-based compensation expense.

SG&A expenses decreased by $6.6 million in the six months ended July 1, 2018 compared to the same period of the prior year. The decrease was due to a $14.3 million decrease in litigation and settlement charges, a $2.9 million decrease in labor expenses, and a $0.7 million decrease in amortization of intangible assets allocation. These decreases were partially offset by $6.6 million in higher professional fees and a $4.7 million increase in stock-based compensation expense.

Income Taxes
Our income tax expense was $5.2 million and $4.5 million for the three months ended July 1, 2018 and July 2, 2017, respectively. Our income tax expense was $10.2 million and $9.4 million for the six months ended July 1, 2018 and July 2, 2017, respectively. The income tax expense for the three months and six months ended July 1, 2018 and July 2, 2017 were primarily attributable to non-U.S. taxes associated with our non-U.S. operations.
Liquidity and Capital Resources
The following table summarizes information regarding our cash and cash equivalents and working capital:

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$112,718	$151,596
Working capital	$249,527	$147,854

Key Components of Cash Flows

	Six Months Ended
	July 1, 2018	July 2, 2017
	(In thousands)
Net cash provided by operating activities	$142,412	$58,168
Net cash provided by (used in) investing activities	$(21,386)	$6,658
Net cash used in financing activities	$(159,904)	$(76,227)
Operating Activities
Net cash provided by operating activities during the six months ended July 1, 2018 was $142.4 million as compared to $58.2 million in the six months ended July 2, 2017. Net income recorded during the six months ended July 1, 2018 was $36.9 million which included net non-cash items of $225.0 million. Cash from operations in the six months ended July 1, 2018 was impacted by a $119.5 million increase in operating assets and liabilities. The non-cash items primarily consisted of:

•	depreciation and amortization of $141.4 million;

•	stock-based compensation expense of $52.4 million;

•	accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt of $13.3 million;

•	loss on disposal and impairment of property and equipment of $7.2 million;

•	our share in the net loss of an equity method investee of $7.2 million; and

•	restructuring costs and other adjustments of $3.6 million
The increase in operating assets and liabilities for the six months ended July 1, 2018 of $119.5 million was primarily due to the following:

•
an increase in accounts receivable of $104.1 million due to timing of invoicing and collections. Days sales outstanding for the six months ended July 1, 2018 was 59 days as compared to 51 days in the six months ended July 2, 2017;

•	an increase in other current and long-term assets of $17.7 million for prepayments for licenses and other vendors;

•	an increase in inventories of $14.0 million to support expected demand of MCD products for the second half of 2018; and

•	a decrease in accounts payable and accrued and other liabilities of $7.3 million mainly due to timing of payments to vendors;

•	partially offset by an increase of $28.0 million in price adjustments and other revenue reserves for sales to distributors due to an increase in revenue during the first six months of 2018.
Investing Activities
During the six months ended July 1, 2018, we used approximately $21.4 million of cash in our investing activities primarily due to:

•	property and equipment expenditures of $42.9 million relating to purchases of certain manufacturing facility equipment;

•	partially offset by proceeds of $18.5 million from the sale of a cost method investment and $4.6 million in net distributions for the deferred compensation plan
Financing Activities
During the six months ended July 1, 2018, we used approximately $159.9 million of cash in our financing activities, primarily related to:

•	a $78.1 million dividend payment, net repayments of $90.0 million on the Revolving Credit Facility, and payments of $8.1 million on Term Loan B;

•	a $10.0 million outlay related to the repurchase of stock; and

•	a $10.0 million outlay related to partial extinguishment of the 2% 2020 Spansion Exchangeable Notes;

•	partially offset by proceeds of $36.7 million from employee equity awards.
Liquidity and Contractual Obligations
Contractual Obligations
The following table summarizes our contractual obligations as of July 1, 2018:

	Total	2018 (Remaining 6 months)	2019 and 2020	2021 and 2022	After 2022
	(In thousands)
Purchase obligations (1)	$377,783	$98,177	$271,727	$7,879	$—
Operating lease commitments (2)	81,233	9,799	32,475	20,255	18,704
Capital lease commitments	2,227	201	850	930	246
Term Loan B	503,835	2,525	10,102	491,208	—
2% 2020 Spansion Exchangeable Notes	11,990	—	11,990	—	—
4.5% 2022 Senior Exchangeable Notes	287,500	—	—	287,500	—
2% 2023 Exchangeable Notes	150,000	—	—	—	150,000
Interest due on debt (3)	130,083	18,652	74,528	36,653	250
Asset retirement obligations	5,789	225	3,335	1,896	333
Total contractual obligations	$1,550,440	$129,579	$405,007	$846,321	$169,533

(1)
Purchase obligations primarily include commitments under "take or pay" arrangements, non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing.

(2)
Operating leases include payments relating to Spansion's lease for office space in San Jose for a new headquarters entered into May 22, 2014, which is no longer in use. The lease is for a period of 12 years, with two options to extend for periods of five years each after the initial lease term. The term of the lease commenced on January 1, 2015 and expires on December 31, 2026.

(3)	Interest due on variable debt is based on the effective interest rates as of July 1, 2018.

In December 2017, we entered into fixed-for-floating interest rate forward swap agreements with two counterparties, to swap variable interest payments on certain debt for fixed interest payments; these agreements will expire in July 2021. The objective of the swap was to effectively fix the interest rate at current levels without having to refinance the outstanding term loan, thereby avoiding the incurrence of transaction costs. The interest rate on the variable debt was fixed in December 2017 and became effective in April 2018; if interest rates at the time of the scheduled periodic payments are below this fixed rate, we will pay the difference between the fixed and actual rates.
Capital Resources and Financial Condition
Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities, payments of regularly scheduled cash dividends, repayment of debt, and share repurchases. As of July 1, 2018, our cash, cash equivalents and short-term investment balance was $112.7 million as compared to $151.6 million as of December 31, 2017.  As of July 1, 2018, approximately 30.5% of our cash was held by our non-U.S. subsidiaries. While these amounts are primarily denominated in U.S. dollars, a portion is denominated in foreign currencies. All non-U.S. cash balances are exposed to local political, banking, currency control, and other risks. In addition, these amounts, if repatriated, may be subject to tax and other transfer restrictions.
We believe that the liquidity provided by existing cash, cash equivalents, and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. In addition, we may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, pursue strategic initiatives (including the acquisition of other companies) and provide us with additional flexibility to take advantage of other business opportunities that arise. As of July 1, 2018, we were in compliance with all of the financial covenants under all of our debt facilities.
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
As discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2017, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks

Our investment portfolio consists of a variety of financial instruments that expose us to interest rate risk, including, but not limited to, money market funds, certificates of deposit, and corporate securities. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate increase in interest rates would have a material effect on the fair market value of our portfolio.

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to our revolving credit facility, term loans and exchangeable notes. Interest on the exchangeable notes is fixed and interest on our term loans is at variable rates. The interest rate on the term loans is tied to short-term interest rate benchmarks including the prime rate and the London inter-bank offered rate, or LIBOR.

In December 2017, we entered into fixed-for-floating interest rate forward swap agreements with two counterparties, starting from April 2018, to swap variable interest payments on our debt for fixed interest payments. These agreements will expire in July 2021. The objective of the swap was to effectively fix the interest rate at current levels without having to refinance the outstanding term loan, thereby avoiding the incurrence of transaction costs. Under these arrangements, the interest rate on the variable debt became fixed in April 2018. On January 3, 2018, we evaluated the hedge effectiveness of the interest rate swaps and have designated these swaps as hedging instruments. Upon designation as hedge instruments, future changes in fair value of these swaps will be recognized in accumulated other comprehensive loss.

A one hundred basis point change in the contractual interest rates would change our interest expense for the Revolving Credit Facility and Term Loan B by approximately $2.0 million annually.

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

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within our operations, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating margin could be unfavorably impacted by approximately 1%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of the short-term impact of changes in exchange rates on the hedged portion of our exposures. Please see Note 11 of the Notes to Condensed Consolidated Financial Statements for details on the hedge contracts.

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

Based on the evaluation of our disclosure controls and procedures required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our 2017 Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of July 1, 2018.

Changes in Internal Controls

There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption "Remediation Plan."

Remediation Plan

We are committed to remediating the material weakness by implementing changes to our internal control over financial reporting. We are implementing, and will continue to implement, changes and improvements in our internal control over financial reporting to remediate the control deficiency that gave rise to the material weakness. Specifically, we are in the process of implementing the following changes and improvements:

•
Redesigning controls over the evaluation of assumptions and detailed calculations relating to the ESPP and expanding control activities to adequately reconcile and validate assumptions in the models used to determine non-cash stock-based compensation expense;

•	Effective January 1, 2018, management has changed the parameters of the ESPP, which is expected to reduce the number of inputs required to estimate the fair value of ESPP participation rights;

•	Re-evaluating the design of stock-based compensation processes and implementing new and improved processes and controls, as appropriate, including adding supplemental oversight and review; and

•	Strengthening the precision of the internal review process to ensure the completeness and accuracy of the assumptions and calculations used in accounting for stock-based compensation.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I Item 1, of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties discussed in Part I, Item 1A (Risk Factors) of our Annual Report, any of which could materially affect our business, financial condition, and/or future results. Part I, Item 1A of our Annual Report is incorporated herein by reference. The risk factors in our Annual Report are not repeated in this Quarterly Report, unless the underlying risks have materially changed. The risks described in our Annual Report and this Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial could materially and adversely affect our business, financial condition and/or future results.

Geopolitical uncertainty, and changes to international trade agreements, tariffs, import and excise duties, taxes or other governmental rules and regulations could adversely affect our business and results of operations

A majority of our revenue is generated from customers located outside the U.S. and a substantial portion of our assets, including employees, are located outside the U.S. Risks associated with international operations, any of which could have a material adverse effect on our business, liquidity, financial condition and/or results of operations, include:

•	political instability, and the possibility of a deteriorating relationship with the United States;

•	the imposition of new or modified international trade restrictions, tariffs, import and excise duties or other taxes;

•	import and export requirements, including restrictions on sales to certain end customers;

•
restrictions on foreign ownership and investments, including potential intervention by the Committee on Foreign Investment in the United Stated (CFIUS) or by other applicable administrative review boards to block strategic transactions that might otherwise be in shareholders’ interests;

•	restrictions on repatriation of cash earned in countries outside the U.S.;

•	changes in local political, economic, social and labor conditions;

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

For example, our sales were impacted in the second quarter of 2018 when the U.S. Department of Commerce banned U.S. companies from providing exports to ZTE, a Chinese telecoms equipment manufacturer (which ban was subsequently lifted in the third quarter of 2018) in an export controls case. Similarly, general trade tensions between the U.S. and China have been escalating in 2018, with one round of U.S. tariffs on Chinese goods taking effect in July 2018 followed by a round of retaliatory Chinese tariffs on U.S. goods. Although we do not anticipate any material impact on our supply chain costs from the July 2018 round of U.S. tariffs (and to date the Chinese tariffs have generally focused on other industries), further rounds of tariffs have been threatened by U.S. and Chinese leaders.

•
If the U.S. were to impose tariffs on components that we or our suppliers source from China, the tariffs could cause our cost for such components to increase, which could narrow the profits we earn from U.S. sales of products containing such components or force us to raise prices, negatively impacting our U.S. sales.

•
Some of our customers manufacture products containing our components for re-sale into the U.S. If the U.S. were to impose tariffs on the finished goods that our customers import into the U.S., such tariffs could negatively impact our customers' sales, thereby causing an indirect negative impact on our own sales.

•
If China were to impose new tariffs on the products we sell in China, or on finished goods our end customers sell in China, such tariffs could directly or indirectly reduce demand for our products, negatively impacting our sales.

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

We rely significantly on independent contractors to manufacture, which includes assembly of, our products. In addition, in March 2017, we divested a manufacturing facility located in Minnesota, which reduced our internal manufacturing capacity.

If market demand for our products exceeds our internal manufacturing capacity and available capacity from our foundry partners, we may seek additional foundry manufacturing arrangements. A shortage in foundry manufacturing capacity, which is more likely to occur at times of increasing demand, could hinder our ability to meet demand for our products and therefore adversely affect our operating results. Suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to supply interruptions which could materially harm our results of operations. In addition, greater demand for wafers produced by any such foundries without an offsetting increase in foundry capacity raises the likelihood of potential shortages and wafer price increases. Our operations would be disrupted if any of our foundry partners terminates its relationship with us, delays its shipments to us, or experiences financial difficulty and we are unable to arrange a satisfactory alternative to fulfill customer orders on a timely basis and in a cost-effective manner. There are also only a few foundry vendors that have the capabilities to manufacture our most advanced products. If we need to engage alternate sources of supply, such sources may be unavailable on commercially reasonable terms, or at all. Even if we are able to engage alternate sources of supply, we may encounter start-up difficulties or yield issues or incur additional costs. Shipments could be delayed significantly while these sources are engaged and qualified for volume production.

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

Our channel partners include distributors and resellers. We continue to expand and change our relationships with our distributors. Worldwide sales through our distributors accounted for approximately 73% of our revenue in fiscal year 2017. We rely on many distributors to assist us in creating customer demand, providing technical support and other value-added services to our customers, filling customer orders and stocking our products. We face ongoing business risks due to our reliance on our channel partners to create and maintain customer relationships where we have a limited or no direct relationship. Should our relationships with our channel partners or their effectiveness decline, we face the risk of declining demand which could affect our revenue and results of operations. Our contracts with our distributors may be terminated by either party upon notice. The termination of a significant distributor or a reseller could (a) impact our revenue and limit our access to certain end customers, (b) result in the return of a material amount of inventory held by the distributor or reseller that we may not be able to resell or have to resell at a loss, and (c) jeopardize our ability to collect accounts receivable originating through that distributor or reseller. In addition, our distributors are located all over the world and vary in size and financial strength. Any disruptions to our distributors’ operations such as lower sales, lower earnings, debt downgrades, the inability to access capital markets and/or higher interest rates could have an adverse impact on our business.

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

Finally, our customers source a variety of materials from various suppliers in addition to Cypress. The failure by third-party suppliers to meet our customers' materials requirements on a timely basis could negatively impact our customers' manufacturing schedules and reduce or delay our customers' demand for our products. For example, in 2018 a shortage of multi-layer ceramic capacitors, or MLCCs (a necessary component on many printed circuit boards), has created challenges for manufacturers in multiple end markets. To the extent our customers experience shortages of necessary materials, they may be forced to slow production of their end products, with a corresponding decline in the rate at which they purchase materials from us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes information with respect to repurchases of common stock made in the second quarter of fiscal 2018 under the $450 million stock buyback program.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced programs	Maximum dollar value of shares that may yet be purchased under this program (In thousands)
Remaining balance available for purchases at the beginning of the period				210,844
Repurchase during Q2 2018
May 2018	610,000	16.38	610,000	9,999
Total repurchases during Q2 2018	610,000	16.38	610,000	200,845

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

		10-Q	5/2/2017	001-10079

3.2	Amended & Restated Bylaws of Cypress Semiconductor Corporation	8-K	09/25/2017	001-10079

10.1	Cypress Semiconductor Corporation Employee Stock Purchase Plan, Amended and Restated as of January 1, 2019 (approved by Cypress’ stockholders in May 2018 and effective as of January 1, 2019)	S-8	06/20/2018	333-225759

10.2	Form of Cypress Semiconductor Corporation Employee Stock Purchase Plan Subscription Agreement	S-8	06/20/2018	333-225759

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*

Commission File No. 001-10079

+
Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: July 27, 2018	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Finance and Administration and Chief Financial Officer