Form 10-Q
period 2018-09-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2018-10-26
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The total number of outstanding shares of the registrant’s common stock as of October 19, 2018 was 361,950,039.

PART I—FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not historical facts and include statements relating to, among other things, the future results, operations, strategies, and prospects of Cypress Semiconductor Corporation and its consolidated subsidiaries ("Cypress," the "Company," "we," or "us"), and can in some cases be identified by our use of words such as "may," "will," "should," "plan," "anticipate," "believe," "expect," "future," "intend," "estimate," "predict," "potential," "continue," and similar expressions. This Quarterly Report includes, among others, forward-looking statements regarding: our expectations regarding dividends, debt repayments, and stock repurchases; our expectations regarding restructuring plan costs and effects; our expectations regarding active litigation matters; the sufficiency of our cash, and borrowing arrangements to meet our requirements for the next 12 months; possible recognition of certain unrecognized tax benefits within the next 12 months; our projected revenue from products subject to tariffs; the potential impact of our indemnification obligations; and our plans to remediate an identified material weakness in internal control over financial reporting. Our forward-looking statements are based on the expectations, beliefs and intentions of, and the information available to, our executive management on the filing date of this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements. Except as required by law, we assume no responsibility to update our forward-looking statements.
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

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$204,747	$151,596
Accounts receivable, net	404,561	295,991
Inventories	289,436	272,127
Other current assets	118,721	103,637
Total current assets	1,017,465	823,351
Property, plant and equipment, net	292,854	289,554
Equity method investments	111,641	122,514
Intangible assets, net	554,728	715,120
Goodwill	1,439,472	1,439,472
Other long-term assets	141,764	147,039
Total assets	$3,557,924	$3,537,050
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$228,159	$213,101
Accrued compensation and employee benefits	64,913	79,275
Price adjustment and other revenue reserves	225,001	173,592
Dividends payable	39,772	38,741
Current portion of long-term debt	6,911	27,303
Other current liabilities	148,690	143,485
Total current liabilities	713,446	675,497
Deferred income taxes and other tax liabilities	57,283	52,006
Revolving credit facility and long-term portion of debt	870,574	956,513
Other long-term liabilities	30,133	35,442
Total liabilities	$1,671,436	$1,719,458
Commitments and contingencies (Note 10)	—	—
Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 536,392 and 525,719 shares issued; 361,665 and 352,220 shares outstanding at September 30, 2018 and December 31, 2017, respectively	5,107	4,936
Additional paid-in-capital	5,656,484	5,659,612
Accumulated other comprehensive income (loss)	2,854	(1,362)
Accumulated deficit	(1,424,228)	(1,511,706)
Stockholders’ equity before treasury stock	4,240,217	4,151,480
Less: Shares of common stock held in treasury, at cost; 174,726 and 173,498 shares at September 30, 2018 and December 31, 2017, respectively	(2,354,937)	(2,334,944)
Total Cypress stockholders’ equity	1,885,280	1,816,536
Non-controlling interest	1,208	1,056
Total equity	1,886,488	1,817,592
Total liabilities and equity	$3,557,924	$3,537,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands, except per-share amounts)
Revenues	$673,035	$604,574	$1,879,366	$1,730,224
Cost of revenues	413,320	394,878	1,173,121	1,170,675
Gross profit	259,715	209,696	706,245	559,549
Research and development	91,691	90,422	281,617	268,365
Selling, general and administrative	92,943	78,194	262,940	254,785
Total operating expenses	184,634	168,616	544,557	523,150
Operating income	75,081	41,080	161,688	36,399
Interest expense	(17,123)	(20,929)	(51,559)	(59,185)
Other income, net	2,064	2,310	4,203	4,800
Income (loss) before income taxes and non-controlling interest	60,022	22,461	114,332	(17,986)
Income tax provision	(5,618)	(4,500)	(15,829)	(13,930)
Share in net loss of equity method investees	(3,657)	(4,931)	(10,873)	(14,842)
Net income (loss)	50,747	13,030	87,630	(46,758)
Net loss attributable to non-controlling interests	(52)	(14)	(152)	(144)
Net income (loss) attributable to Cypress	$50,695	$13,016	$87,478	$(46,902)
Net income (loss) per share attributable to Cypress:
Basic	$0.14	$0.04	$0.24	$(0.14)
Diluted	$0.14	$0.04	$0.23	$(0.14)
Cash dividend declared per share	$0.11	$0.11	$0.33	$0.33
Shares used in net income (loss) per share calculation:
Basic	361,631	332,873	358,560	329,787
Diluted	374,266	360,311	373,064	329,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In Thousands)
Net income (loss)	$50,747	$13,030	$87,630	$(46,758)
Other comprehensive (loss) income:
Net unrealized gain (loss) on cash flow hedges:
Net unrealized gain (loss) arising during the period	35	261	5,271	1,776
Net (gain) loss reclassified into earnings for revenue hedges (effective portion)	(79)	(235)	1,149	(4,106)
Net loss (gain) reclassified into earnings for expense hedges (effective portion)	103	1,213	(2,182)	9,851
Net (gain) loss reclassified into earnings for interest rate hedges (effective portion)	(22)	—	(22)	—
Provision for income tax	—	—	—	(808)
Total other comprehensive income	37	1,239	4,216	6,713
Comprehensive income (loss)	50,784	14,269	91,846	(40,045)
Comprehensive loss attributable to non-controlling interest	(52)	(14)	(152)	(144)
Comprehensive income (loss) attributable to Cypress	$50,732	$14,255	$91,694	$(40,189)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2018	October 1, 2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$87,630	$(46,758)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	76,561	68,516
Depreciation and amortization	213,163	196,520
Loss / (Gain) on disposal or impairment of property and equipment	7,154	(1,364)
Share in net loss of equity method investees	10,873	14,842
Accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt	19,970	18,631
Restructuring and other adjustments	14,174	(2,768)
Changes in operating assets and liabilities:
Accounts receivable	(104,124)	(23,416)
Inventories	(17,601)	(869)
Other current and long-term assets	(30,117)	8,489
Price adjustment and other revenue reserves	46,963	33,635
Accounts payable and other liabilities	4,839	(63,512)
Net cash provided by operating activities	329,485	201,946
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,655)	—
Cash received on sale of asset held for sale	—	31,611
Proceeds from divestiture	—	10,000
Distributions, net of contributions for deferred compensation plan	3,460	3,435
Acquisition of property, plant and equipment, net	(58,061)	(44,154)
Cash paid for equity and cost method investments	—	(9,285)
Cash received on sale of cost method investment	18,538	—
Other investing	(4,982)	—
Net cash (used in) investing activities	(43,700)	(8,393)
Cash flows from financing activities:
Borrowings under revolving credit facility	94,000	90,000
Borrowings under Term Loan B	—	91,250
Repayment of revolving credit facility	(184,000)	(174,000)
Repayment of Term Loan A and Term Loan B	(34,351)	(111,875)
Repurchase of common stock	(19,993)	—
Payment of cash dividends	(117,592)	(108,079)
Proceeds from employee stock-based awards	39,927	37,496
Payment for extinguishment of 2% 2020 Spansion Exchangeable Notes	(10,000)	—
Repayment of equipment leases and other	—	(111)
Costs related to refinancing of debt	(625)	(6,843)
Net cash used in financing activities	(232,634)	(182,162)
Net increase in cash and cash equivalents	53,151	11,391
Cash and cash equivalents, beginning of period	151,596	120,172
Cash and cash equivalents, end of period	$204,747	$131,563

Supplemental Cash Flows Disclosures:
Unpaid purchases of property, plant and equipment	$3,986	$1,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Years
Cypress Semiconductor Corporation (together with its consolidated subsidiaries, "Cypress" or the "Company") reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal years 2018 and 2017 each contain(ed) 52 weeks. The third quarter of fiscal 2018 ended on September 30, 2018 and the third quarter of fiscal 2017 ended on October 1, 2017.

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

Certain balances included on the Consolidated Statements of Operations for prior periods have been reclassified to conform to the current period presentation. Beginning fiscal year 2018, the Company allocated the amortization of acquisition-related intangible assets, restructuring costs and certain other expenses by function in the Consolidated Statements of Operations. The Consolidated Statements of Operations for the prior comparative periods have been reclassified to conform to the current period presentation as follow:

	Three Months Ended October 1, 2017
	As Revised*	Reclassification	As Adjusted
	(In thousands)
Cost of revenues	$351,533	$43,345	$394,878
Research and development	90,422	—	90,422
Selling, general and administrative	73,111	5,083	78,194
Amortization of intangible assets	48,428	(48,428)	—
Operating income	41,080	—	41,080

	Nine Months Ended October 1, 2017
	As Revised*	Reclassification	As Adjusted
	(In thousands)
Cost of revenues	$1,039,662	$131,013	$1,170,675
Research and development	265,655	2,710	268,365
Selling, general and administrative	224,697	30,088	254,785
Amortization of intangible assets	146,031	(146,031)	—
Costs and settlement charges related to shareholder matter	14,310	(14,310)	—
Restructuring costs (benefit)	3,470	(3,470)	—
Operating income	36,399	—	36,399

* See "Revision of prior period financial statements" below.

Results reported in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.
Summary of Significant Accounting Policies
The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-02, "Leases (Topic 842)," which replaces most current lease guidance when it becomes effective. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements," which provides clarifications and improvements to ASU 2016-02 including allowing entities to elect an additional transition method that permits changes to be applied by means of a cumulative-effect adjustment recorded in retained earnings as of the beginning of the fiscal year of adoption. Consequently, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with ASC 840, Leases (Topic 840) ("ASC 840"), including the disclosure requirements of ASC 840. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted.

The Company has developed a project plan to facilitate the implementation of ASU 2016-02. The Company continues to make progress on this plan which includes reaching out to the Company’s businesses, as well as assessing the Company’s portfolio of active leases. The Company has also selected a lease accounting software solution to support the new reporting requirements and continues to make progress on its configuration and assessing the design of the future lease process.

While the Company has not yet completed its evaluation of the impact the new lease accounting guidance will have on its Consolidated Financial Statements, the Company expects to recognize right of use assets and lease liabilities for its operating leases, which will have a material impact on the Consolidated Balance Sheet upon adoption. The Company does not expect the changes to have a material impact on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. Upon adoption, the Company expects that its financial statement disclosures will be expanded to present additional details of its leasing arrangements. The Company is currently evaluating internal controls that would be impacted by the new guidance, to ensure readiness for adoption in the first fiscal quarter of 2019.

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

In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." The standard expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. Under the amended guidance, equity-classified share-based payment awards issued to nonemployees will be measured at grant date fair value. Upon transition, the entity is required to remeasure these nonemployee awards at fair value as of the adoption date.  The improvement is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The standard modifies the disclosure requirements on fair value measurements in Topic 820 by removing the requirement to disclose the reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The standard expands the disclosure requirements for Level 3 fair value measurement, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." It is designed to improve the effectiveness of disclosures by removing and adding disclosures related to defined benefit plans. The update is effective for fiscal years ending after December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash," which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method to each period presented. The Company adopted the provisions of ASU 2016-18 as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

In February 2018, the FASB issued ASU No. 2018-03, "Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The corrections and improvements are effective for the Company for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years beginning after June 15, 2018. The Company adopted this guidance in the third quarter of fiscal 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

For the three and nine months ended September 30, 2018, the Company is presenting comparative fiscal 2017 quarterly information. The fiscal 2017 results for the three and nine months ended October 1, 2017 have been revised to reflect the quarterly impact of the adjustments described above.

The effect of the immaterial corrections on the Consolidated Statements of Operations for the three and nine months ended October 1, 2017 is as follows:

	Three Months Ended October 1, 2017
Revised Consolidated Statements of Operations Amounts	As previously reported	Adjustments	As revised
	(In thousands, except per-share amounts)
Cost of revenues	$351,969	$(436)	$351,533
Research and development	91,334	(912)	90,422
Selling, general and administrative	73,746	(635)	73,111
Total costs and expenses	565,477	(1,983)	563,494
Operating income	39,097	1,983	41,080
Income before income taxes and non-controlling interest	20,478	1,983	22,461
Net Income	11,047	1,983	13,030
Net income attributable to Cypress	$11,033	$1,983	$13,016
Net loss per share attributable to Cypress:
Basic	$0.03	$0.01	$0.04
Diluted	$0.03	$0.01	$0.04

	Nine Months Ended October 1, 2017
Revised Consolidated Statements of Operations Amounts	As previously reported	Adjustments	As revised
	(In thousands, except per-share amounts)
Cost of revenues	$1,042,377	$(2,715)	$1,039,662
Research and development	269,551	(3,896)	265,655
Selling, general and administrative	228,836	(4,139)	224,697
Total costs and expenses	1,704,575	(10,750)	1,693,825
Operating loss	25,649	10,750	36,399
Loss before income taxes and non-controlling interest	(28,736)	10,750	(17,986)
Net loss	(57,508)	10,750	(46,758)
Net loss attributable to Cypress	$(57,652)	$10,750	$(46,902)
Net loss per share attributable to Cypress:
Basic	$(0.17)	$0.03	$(0.14)
Diluted	$(0.17)	$0.03	$(0.14)

The effect of the immaterial corrections on the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended October 1, 2017 is as follows:

	Three Months Ended October 1, 2017
Revised Consolidated Statements of Comprehensive Income (Loss):	As previously reported	Adjustments	As revised
	(In thousands)
Net income	$11,047	$1,983	$13,030
Comprehensive income	12,286	1,983	14,269
Comprehensive income attributable for Cypress	$12,272	$1,983	$14,255

	Nine Months Ended October 1, 2017
Revised Consolidated Statements of Comprehensive Income (Loss):	As previously reported	Adjustments	As revised
	(In thousands)
Net loss	$(57,508)	$10,750	$(46,758)
Comprehensive loss	(50,795)	10,750	(40,045)
Comprehensive loss attributable for Cypress	$(50,939)	$10,750	$(40,189)

The effect of the immaterial corrections on the Consolidated Statements of Cash Flows for the nine months ended October 1, 2017 is as follows:

	Nine Months Ended October 1, 2017
Revised Consolidated Statements of Cash Flows:	As previously reported	Adjustments	As revised
	(In thousands)
Net (loss) income	$(57,508)	$10,750	$(46,758)
Stock-based compensation expense	79,266	(10,750)	68,516
Net cash provided by operating activities	$201,946	$—	$201,946

The effect of the immaterial corrections on the disclosures related to stock-based compensation for the three and nine months ended October 1, 2017 is as follows:

	Three Months Ended October 1, 2017
Revised Stock-Based Compensation Footnote:	As Reported	Adjustments	As Revised
	(In thousands)
Cost of revenues	$5,156	$(436)	$4,720
Research and development	9,604	(913)	8,691
Selling, general, and administrative	8,235	(634)	7,601
Total stock-based compensation expense	$22,995	$(1,983)	$21,012

	Nine Months Ended October 1, 2017
Revised Stock-Based Compensation Footnote:	As Reported	Adjustments	As Revised
	(In thousands)
Cost of revenues	$15,320	$(2,715)	$12,605
Research and development	32,650	(3,897)	28,753
Selling, general, and administrative	31,296	(4,138)	27,158
Total stock-based compensation expense	$79,266	$(10,750)	$68,516

NOTE 2. REVENUE

The following table presents the Company's revenue disaggregated by revenue source, segment and geographical locations:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Microcontroller and Connectivity Division ("MCD")	$413,413	$373,584	$1,118,649	$1,052,018
Memory Products Division ("MPD")	259,622	230,990	760,717	678,206
Total revenues	$673,035	$604,574	$1,879,366	$1,730,224

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Product revenue	$663,776	$581,944	$1,844,295	$1,659,643
Non-product revenue (1)	9,259	22,630	35,071	70,581
Total revenue	$673,035	$604,574	$1,879,366	$1,730,224

(1) Non-product revenue primarily includes royalty, NRE, and patent revenues.

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Goods/Services transferred at a point in time	$670,577	$591,635	$1,868,635	$1,689,450
Goods/Services transferred over time	2,458	12,939	10,731	40,774
Total revenue	$673,035	$604,574	$1,879,366	$1,730,224

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
United States	$62,825	$61,138	$190,282	$169,231
China, Taiwan, and Hong Kong	265,758	245,071	732,687	742,293
Japan	164,046	136,378	448,654	378,713
Europe	85,370	76,577	257,807	220,395
Rest of the World	95,036	85,410	249,936	219,592
Total revenue	$673,035	$604,574	$1,879,366	$1,730,224

NOTE 3. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Accounts receivable, gross	$405,466	$301,465
Allowance for doubtful accounts receivable and sales returns	(905)	(5,474)
Total accounts receivable, net	$404,561	$295,991

Inventories

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Raw materials	$14,480	$15,635
Work-in-process	211,176	176,427
Finished goods	63,780	80,065
Total inventories	$289,436	$272,127

Other Current Assets

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Prepaid tooling - current	$24,483	$21,132
Advances to suppliers	19,361	15,968
Prepaid royalty and licenses	17,881	16,630
Derivative assets	4,272	1,197
Value added tax receivable	10,909	11,412
Prepaid expenses	20,856	17,737
Withholding tax receivable and tax advance	5,189	5,790
Other current assets	15,770	13,771
Total other current assets	$118,721	$103,637

Other Long-term Assets

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Employee deferred compensation plan assets	$48,876	$49,495
Prepaid tooling - non-current	31,124	25,773
Investment in cost method equity securities	—	17,017
Deferred tax assets	3,553	4,293
Long-term licenses	5,229	8,654
Advance to suppliers	9,824	12,576
Deposit - non-current	9,702	9,830
Pension - non-current	7,979	8,026
Derivatives assets - non-current	4,592	607
Other non-current assets	20,885	10,768
Total other long-term assets	$141,764	$147,039

Other Current Liabilities

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Employee deferred compensation plan liability	$49,627	$50,629
Restructuring accrual - current portion (See Note 7)	20,048	9,580
Derivative liability	4,771	2,033
Accrued expenses	48,027	47,789
Accrued interest	3,879	8,094
Other current liabilities	22,338	25,360
Total other current liabilities	$148,690	$143,485

Other Long-term Liabilities

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Long-term pension and other employee related liabilities	$21,324	$16,779
Restructuring accrual - non-current portion (See Note 7)	—	8,596
Asset retirement obligation	5,716	5,693
Other long-term liabilities	3,093	4,374
Total other long-term liabilities	$30,133	$35,442

NOTE 4. INTANGIBLE ASSETS

On August 14, 2018, the Company acquired an embedded software company focused on the internet of things (or "IoT") market for cash consideration of $3 million. The purchase consideration was allocated to acquired developed technology. Pro forma results of operations of the acquired company have not been presented because the effect of the acquisition was not material.
The following table presents details of the Company's intangible assets:

	As of September 30, 2018			As of December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Developed technology and other intangible assets
Acquisition-related intangible assets	$1,199,391	$(650,327)	$549,064	$1,072,824	$(490,327)	$582,497
Non-acquisition related intangible assets	19,884	(14,220)	5,664	19,884	(10,828)	9,056
Total developed technology and other intangible assets	1,219,275	(664,547)	554,728	1,092,708	(501,155)	591,553
In-process research and development	—	—	—	123,567	—	123,567
Total intangible assets	$1,219,275	$(664,547)	$554,728	$1,216,275	$(501,155)	$715,120

The below table presents details of the in-process research and development ("IPR&D") assets as of September 30, 2018:

(In thousands)
As of December 31, 2017	$123,567
Technological feasibility achieved	(123,567)
As of September 30, 2018	$—

During the three months ended September 30, 2018, two projects representing $34.0 million of the total capitalized IPR&D, with estimated useful lives of 4 years, reached technological feasibility and were transferred to developed technology. During the nine months ended September 30, 2018, five projects representing $123.6 million of the total capitalized IPR&D, with estimated useful lives of 4 - 5 years, reached technological feasibility and were transferred to developed technology.

The following table summarizes the amortization expense by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Cost of revenues	$50,229	$43,345	$146,433	$130,782
Research and development	870	—	3,391	—
Selling, general and administrative	4,310	5,083	13,568	15,249
Total amortization expense	$55,409	$48,428	$163,392	$146,031
The estimated future amortization expense related to developed technology and other intangible assets as of September 30, 2018 is as follows:

(In thousands)
2018 (remaining three months)	55,728
2019	215,733
2020	153,773
2021	58,489
2022	33,001
2023 and thereafter	38,004
Total future amortization expense	$554,728

NOTE 5. EQUITY METHOD INVESTMENTS

Privately-held equity investments in entities the Company does not control are accounted for under the equity method of accounting if the Company has an ownership interest of 20% or greater or if it has the ability to exercise significant influence over the operations of such companies.

Enovix Corporation ("Enovix")
During the fourth quarter of fiscal 2017, the Company determined that its investment in Enovix, which is accounted for as an equity method investment, had suffered an other-than temporary impairment primarily because Enovix had not achieved certain key planned product development milestones. Consequently, the Company recognized a charge of $51.2 million during the fourth quarter of fiscal 2017, reducing its carrying value to zero as of December 31, 2017. The Company held 27.9% of Enovix's outstanding voting shares as of September 30, 2018.

Deca Technologies Inc. ("Deca")
The estimated fair value of the Company’s investment in Deca approximates carrying value of the Company’s investment in Deca as of September 30, 2018. Deca continues to be in the process of developing and testing a fan-out wafer level packaging technology. Deca’s estimated enterprise value is sensitive to its ability to achieve these product development and testing milestones. Delays or failure by Deca to complete these milestones, or secure funding needed to support the company’s growth and cash needs, may have a significant adverse impact on Deca’s estimated enterprise value and may result in the recognition of a material impairment in the carrying value of the Company’s investment in Deca.
The Company held 52.5% of Deca's outstanding voting shares as of September 30, 2018 and December 31, 2017. The Company's investment in Deca is accounted for as an equity method investment.

The below table presents the changes in carrying value of the equity method investment related to Deca.

As of September 30, 2018
Deca Technologies Inc.
(In thousands)
Carrying value as of December 31, 2017	$122,514
Equity in net loss of equity method investee	(10,873)
Carrying value as of September 30, 2018	$111,641

The following table presents summarized aggregate financial information derived from the respective consolidated financial statements of Deca for the three and nine months ended September 30, 2018 and of Deca and Enovix for the three and nine months ended October 1, 2017.

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Operating data:
Revenue	$5,421	$4,213	$14,023	$11,623
Gross loss	(2,297)	(2,176)	(7,674)	(6,117)
Loss from operations	(6,628)	(11,550)	(20,468)	(31,561)
Net loss	(6,971)	(9,392)	(20,726)	(32,289)
Net loss attributable to Cypress	(3,657)	(4,931)	(10,873)	(14,842)

The following table represents the assets and liabilities held by Deca as of September 30, 2018, and by Deca and Enovix as of December 31, 2017.

	As of	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Balance Sheet Data:
Current Assets	$31,907	$70,101
Long-term Assets	54,551	55,673
Current Liabilities	9,791	15,615
Long-term Liabilities	824	1,859

NOTE 6. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018			As of December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$134,149	$—	$134,149	$20,477	$—	$20,477
Total cash equivalents	134,149	—	134,149	20,477	—	20,477
Other current assets:
Certificates of deposit	—	870	870	—	972	972
Total other current assets	—	870	870	—	972	972

Employee deferred compensation plan assets:
Cash equivalents	2,309	—	2,309	3,561	—	3,561
Mutual funds	31,411	—	31,411	27,321	—	27,321
Equity securities	9,473	—	9,473	12,994	—	12,994
Fixed income	—	3,730	3,730	3,415	—	3,415
Stable value funds	—	1,953	1,953	—	2,204	2,204
Total employee deferred compensation plan assets	43,193	5,683	48,876	47,291	2,204	49,495
Interest rate swap	—	6,030	6,030	—	—	—
Foreign exchange forward contracts	—	2,834	2,834	—	1,197	1,197
Total financial assets	$177,342	$15,417	$192,759	$67,768	$4,373	$72,141
Financial Liabilities
Foreign exchange forward contracts	$—	$4,788	$4,788	$—	$1,426	$1,426
Employee deferred compensation plan liability	43,857	5,770	49,627	48,425	2,204	50,629
Total financial liabilities	$43,857	$10,558	$54,415	$48,425	$3,630	$52,055

The Company did not have any material assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of September 30, 2018 and December 31, 2017.

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

Fair Value of Long-Term Debt
As of September 30, 2018, the carrying value of the Company's senior secured credit facility was $468.3 million (See Note 9). The carrying value of the Company's senior secured credit facility approximates its fair value since it bears an interest rate that is comparable to rates on similar credit facilities and is determined using Level 2 inputs.
The Company's 2% 2020 Spansion Exchangeable Notes assumed as part of the Company's merger with Spansion Inc. ("Spansion"), which was completed on March 12, 2015 (the "Merger"), are traded in the secondary market for debt instruments and are determined using Level 2 inputs. The principal and the estimated fair value of the principal of these notes as of September 30, 2018 were $12.0 million and $34.6 million, respectively.  See Note 9 for further details.
The Company’s 4.5% 2022 Senior Exchangeable Notes are traded in the secondary market for debt instruments and the fair value is determined using Level 2 inputs. The principal and the estimated fair value of the principal of these notes as of September 30, 2018 were $287.5 million and $362.6 million, respectively.  See Note 9 for further details.

The Company's 2% 2023 Exchangeable Notes are traded in the secondary market and the fair value is determined using Level 2 inputs. The principal and the estimated fair value of the principal of these notes as of September 30, 2018 were $150.0 million and $149.0 million, respectively. See Note 9 for further details.

NOTE 7. RESTRUCTURING

Since 2016, the Company has launched certain long-term strategic corporate transformation initiatives which required restructuring activities to streamline internal processes and redeploy personnel and resources to target markets as discussed below:

2018 Restructuring Plan
During the first quarter of fiscal 2018, the Company began implementation of a reduction in workforce (the "2018 Plan") which will result in elimination of approximately 75 positions across various functions. Additionally as part of the 2018 Plan, in the third quarter of fiscal 2018, the Company increased the reduction in workforce by approximately 50 positions across various functions. The restructuring costs of $0.2 million and $3.4 million during the three and nine months ended September 30, 2018, respectively, consist of personnel costs. The Company anticipates that the remaining restructuring accrual balance of $1.0 million will be paid out in cash through the first quarter of fiscal 2019.

2017 Restructuring Plan
In December 2017, the Company began implementation of a reduction in workforce (the "2017 Plan") which resulted in the elimination of approximately 80 positions worldwide across various functions. A restructuring cost of $2.4 million for the nine months ended September 30, 2018, consists of personnel costs. The Company anticipates that the remaining restructuring accrual balance of $30 thousand will be paid out in cash through the first quarter of fiscal 2019.

2016 Restructuring Plan
In September 2016, the Company began the implementation of a reduction in workforce (the "2016 Plan") which resulted in the elimination of approximately 430 positions worldwide across various functions. No restructuring cost was recorded for the three and nine months ended September 30, 2018 related to the 2016 Plan. There was no restructuring cost related to the 2016 Plan during the three months ended October 1, 2017. The restructuring cost of $3.4 million recorded for the nine months ended October 1, 2017 consists of personnel costs of $1.8 million, and other charges related to the write-off of certain licenses and facilities-related expenses of $1.6 million. The Company had paid out the remaining restructuring cost of $0.5 million, which consisted of personnel costs, by July 1, 2018.

Spansion Integration-Related Restructuring Plan ("Spansion Integration Plan")
In March 2015, the Company implemented cost reduction and restructuring activities in connection with the Merger. As part of this restructuring plan, the Company exited an office space leased by Spansion and had recorded a reserve related to excess lease obligation for the building. During the third quarter of fiscal 2018, the Company began negotiating a termination agreement with the building’s owner and, consequently, in the third quarter of fiscal 2018, the Company recorded $9.8 million of additional restructuring reserve based on estimated termination costs.

The Company anticipates that the remaining restructuring accrual balance of $19.0 million, which is recorded as part of Other Current Liabilities in the Condensed Balance Sheet, will be paid out in cash through the end of the first quarter of fiscal 2019.

Summary of Restructuring Costs
The following table summarizes the restructuring charges recorded in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Personnel costs	$234	$—	$5,569	$1,877
Lease termination costs	9,757	—	9,757	—
Other	—	—	—	1,593
Total restructuring costs	$9,991	$—	$15,326	$3,470

The following table summarizes the restructuring costs by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Cost of goods sold	$(340)	$—	$3,136	$231
Research and development	516	—	842	2,710
Selling, general and administrative	9,815	—	11,348	529
Total restructuring costs	$9,991	$—	$15,326	$3,470

Roll-Forward of the Restructuring Reserves
Restructuring activity under the Company's restructuring plans was as follows:

	(In thousands)
	2018 Plan	2017 Plan	2016 Plan	Spansion Integration Plan	Total
Accrued restructuring balance as of December 31, 2017	$—	$6,139	$743	$11,297	$18,179
Provision	3,382	2,421	(234)	9,757	15,326
Cash payments and other adjustments	(2,364)	(8,530)	(509)	(2,054)	(13,457)
Accrued restructuring balance as of September 30, 2018	$1,018	$30	$—	$19,000	$20,048
Current portion of the restructuring accrual	$1,018	$30	$—	$19,000	$20,048

NOTE 8. EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Cost of revenues	$5,120	$4,720	$12,689	$12,605
Research and development	8,206	8,691	28,720	28,753
Selling, general and administrative	10,869	7,601	35,152	27,158
Total stock-based compensation expense	$24,195	$21,012	$76,561	$68,516

As of September 30, 2018 and December 31, 2017, stock-based compensation capitalized in inventory totaled $3.0 million and $3.3 million, respectively.

The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Stock options	$—	$45	$96	$155
Restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs")	23,345	17,920	72,366	62,937
Employee Stock Purchase Plan (“ESPP”)	850	3,047	4,099	5,424
Total stock-based compensation expense	$24,195	$21,012	$76,561	$68,516

The following table summarizes the unrecognized stock-based compensation expense, by type of award as of September 30, 2018:

		Weighted- Average Amortization Period
	(In thousands)	(In years)
RSUs and PSUs	$79,973	1.44
ESPP	944	0.25
Total unrecognized stock-based compensation expense	$80,917	1.42

Equity Incentive Program
As of September 30, 2018, approximately 38.4 million stock options, or 21.6 million RSUs and PSUs, were available for grant as stock-based awards under the 2013 Stock Plan, the 2010 Equity Incentive Award Plan and the 2012 Incentive Award Plan.  As of September 30, 2018, there were 1.9 million shares of stock available for issuance under the ESPP plan.

Stock Options
The following table summarizes the Company's stock option activities:

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
	(In thousands, except per-share amounts)		(In years)	($ in millions)
Options outstanding as of December 31, 2017	4,627	$11.63
Exercised	(875)	$9.86
Forfeited or expired	(41)	$15.86
Options outstanding as of April 1, 2018	3,711	$12.00
Exercised	(266)	$9.87
Forfeited or expired	(20)	$15.35
Options outstanding as of July 1, 2018	3,425	$12.15
Exercised	(314)	$10.36
Forfeited or expired	(27)	$17.66
Options outstanding as of September 30, 2018	3,084	$12.28	1.97	9.5
Options exercisable as of September 30, 2018	3,028	$12.31	1.95	$9.3

No options were granted during the three or nine months ended September 30, 2018 and October 1, 2017.

RSUs and PSUs
The following table summarizes the Company's RSU and PSU activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of December 31, 2017	11,976	$12.44
Granted	5,310	16.55
Released	(2,707)	12.75
Forfeited	(666)	12.85
Balance as of April 1, 2018	13,913	13.92
Granted	432	16.52
Released	(1,022)	12.99
Forfeited	(324)	13.12
Balance as of July 1, 2018	12,999	14.03
Granted	315	16.68
Released	(2,038)	12.39
Forfeited	(258)	14.14
Balance as of September 30, 2018	11,018	14.41

2018 Long-Term Incentive Program
During the first quarter of 2018, the Compensation Committee of the Company's Board of Directors approved the issuance of service-based and performance-based restricted stock units under the Company's Long-Term Incentive Program ("LTIP") to certain employees. The milestones for the 2018 LTIP grants include service and performance conditions based on revenue growth and profit milestones over the next 3 years. A portion of the LTIP awards include a multiplier based on certain market conditions.

NOTE 9. DEBT

Total debt is comprised of the following:

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Current portion of long-term debt
Senior Secured Credit Facility:
Term Loan B	$5,051	$27,303
Capital lease obligations	1,860	—
Current portion of long-term debt	6,911	27,303
Revolving credit facility and long-term portion of debt
Senior Secured Credit Facility:
Revolving Credit Facility	—	90,000
Term Loan B	463,286	468,080
2% 2020 Spansion Exchangeable Notes	11,350	20,375
4.5% 2022 Senior Exchangeable Notes	254,196	246,636
2% 2023 Exchangeable Notes	134,147	131,422
Capital lease obligations	7,595	—
Credit facility and long-term debt	870,574	956,513
Total debt	$877,485	$983,816
As of September 30, 2018, the Company was in compliance with all of the financial covenants under all of its debt facilities.

Senior Secured Credit Facility: Revolving Credit Facility and Term Loan B
On March 12, 2018, the Company amended its Amended and Restated Credit and Guaranty Agreement, which governs the Senior Secured Credit Facility. The amendment reduces the applicable margins on the Revolving Credit Facility and Term Loan B. After giving effect to the amendment, the Term Loan B bore interest, at the option of the Company, at the base rate plus an applicable margin of 1.25% or the Eurodollar rate plus an applicable margin of 2.25%; and the Revolving Credit Facility bears interest, at the option of the Company, at the base rate plus an applicable margin of either 0.75% or 1.00%, depending on the Company's secured leverage ratio, or the Eurodollar rate plus an applicable margin of 1.75% or 2.00%, depending on the Company's secured leverage ratio. The amendment removed the fixed charge coverage ratio financial covenants. In addition, for Term Loan B, the amendment removed the total leverage ratio covenant, changed the required amortization payments to 1% per annum, and waived the excess cash flow mandatory repayment for fiscal 2017.

On September 13, 2018, the Company again amended its Amended and Restated Credit and Guaranty Agreement. The amendment reduces the applicable margin for Term Loan B. After giving effect to the amendment, Term Loan B will bear interest, at the option of the Company, at the base rate plus an applicable margin of 1.00% or the Eurodollar rate plus an applicable margin of 2.00%. As part of the transaction the Company repaid $25.0 million of outstanding Term Loan B principal.

As of September 30, 2018, $477.6 million aggregate principal amount of loans, all of which related to Term Loan B, were outstanding under the senior secured credit facility.

2% 2020 Spansion Exchangeable Notes
Pursuant to the Merger, Cypress assumed Spansion's 2% 2020 Spansion Exchangeable Notes (the "Spansion Notes"). The Spansion Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company. The Spansion Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2% per year payable semi-annually in arrears on March 1 and September 1. The Spansion Notes may be due and payable immediately upon certain events of default.

On March 7, 2018, the Company entered into a privately negotiated agreement to induce the extinguishment of $10 million of the remaining $22 million of Spansion Notes outstanding. The Company paid the holders of the Spansion Notes cash for the aggregate principal of $10 million and delivered 1.4 million shares of common stock for the conversion spread. The Company recorded $0.2 million in loss on extinguishment and a reduction in additional paid-in capital of $25.7 million towards the deemed repurchase of the equity component of the notes. The loss on extinguishment is recorded in "Interest Expense" in the Condensed Consolidated Statements of Operations.

The Spansion Notes consisted of the following:

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Equity component	$22,971	$42,130
Liability component:
Principal	11,990	21,990
Less debt discount and debt issuance costs, net	(640)	(1,615)
Net carrying amount	$11,350	$20,375

The following table summarizes the components of the total interest expenses on the Spansion Notes recognized during the three and nine months ended September 30, 2018 and October 1, 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Contractual interest expense at 2% per annum	$61	$746	$182	$2,238
Accretion of debt discount	76	939	240	2,786
Total	$137	$1,685	$422	$5,024

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

The 2022 Notes consisted of the following:

	As of
	September 30, 2018	December 31, 2017
	(in thousands)
Equity component	$47,686	$47,686
Liability component:
Principal	287,500	287,500
Less debt discount and debt issuance costs, net	(33,304)	(40,864)
Net carrying amount	$254,196	$246,636

The following table summarizes the components of the total interest expense related to the 2022 Notes recognized as expense:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1 , 2017
	(In thousands)
Contractual interest expense	$3,198	$3,271	$9,667	$9,811
Amortization of debt issuance costs	317	337	958	976
Accretion of debt discount	2,184	2,202	6,602	6,605
Total	$5,699	$5,810	$17,227	$17,392

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

The 2023 Notes consisted of the following:

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Equity component	$15,028	$15,028
Liability component:
Principal	150,000	150,000
Less debt discount and debt issuance costs, net	(15,853)	(18,578)
Net carrying amount	$134,147	$131,422

The following table summarizes the component of the total interest expense related to the 2023 Notes recognized as an expense:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Contractual interest expense at 2% Per annum	$748	$—	$2,244	$—
Amortization of debt issuance costs	175	—	525	—
Accretion of debt discount	735	—	2,205	—
Total	$1,658	$—	$4,974	$—

Capital Lease Commitments
In June 2018, the Company entered into a capital lease agreement for equipment. The lease has a term of 5 years through June 2023. Additionally, the Company had certain capital lease arrangements related to certain equipment at its Austin manufacturing facility. As of September 30, 2018, the Company recorded a capital lease obligation of approximately $9.4 million.

Future Debt Payments
The future scheduled principal payments for the Company's outstanding debt as of September 30, 2018, were as follows:

Fiscal Year	Total
(In thousands)
2018 (remaining three months)	$1,528
2019	6,481
2020	18,744
2021	467,793
2022 and after	441,972
Total	$936,518

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
As of September 30, 2018, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2018 (remaining three months)	$8,166
2019	29,714
2020	12,345
2021	7,823
2022	5,906
2023 and thereafter	4,284
Total	$68,238

Restructuring accrual balances related to operating facility leases were $19.0 million and $11.5 million as of September 30, 2018 and December 31, 2017, respectively.

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
The following table presents the Company's warranty reserve activities:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Beginning balance	$4,445	$4,317	$4,445	$3,996
Settlements made	(1,456)	(1,104)	(4,434)	(1,733)
Provisions	1,456	1,233	4,434	2,183
Ending balance	$4,445	$4,446	$4,445	$4,446

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

Litigation and Asserted Claims
On August 15, 2016, a patent infringement lawsuit was filed by the California Institute of Technology ("Caltech") against the Company in the U.S. District Court for the Central District of California (Case No. 16-cv-03714). The other co-defendants are Apple Inc., Avago Technologies Limited, Broadcom Corporation, and Broadcom Limited. Caltech alleged that defendants infringe four patents. On September 7, 2018, the claims against the Company were dismissed with prejudice and, accordingly, this matter is considered closed.

In addition, the Company is currently involved in various other legal proceedings, claims, and disputes arising in the ordinary course of business, including intellectual property claims and other matters.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of September 30, 2018 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

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
It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments the Company has made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations. As of September 30, 2018, management believes that if the Company were to incur a loss (in excess of amounts already recognized) in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, though there can be no assurance in this regard.

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

Cash Flow Hedges
The Company enters into cash flow hedges to protect non-functional currency inventory purchases and certain other operational expenses, in addition to its ongoing program of cash flow hedges to protect its non-functional currency revenues against variability in cash flows due to foreign currency fluctuations. The Company’s foreign currency forward contracts that were designated as cash flow hedges have maturities between three and thirteen months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a monthly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. Interest charges or "forward points" on the forward contracts are excluded from the assessment of hedge effectiveness and are recorded in interest and other income, net in the Condensed Consolidated Statements of Operations. In the second quarter of 2018, the Company entered into cash flow hedges, in which interest charges or "forward points" on the forward contracts are included in the assessment of hedge effectiveness, and are recorded in the underlying hedged items in the Condensed Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or costs, depending on the risk hedged.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net in its Condensed Consolidated Statements of Operations at that time. For the nine months ended September 30, 2018, the Company had a loss of $1.7 million, which was related to cash flow hedges, recorded in other comprehensive income.

The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in interest and other income, net in its Condensed Consolidated Statements of Operations.

Designated Hedges
Total notional amounts of net outstanding contracts were as summarized below:

Buy / Sell	September 30, 2018	December 31, 2017
(In millions)
U.S. dollar / Japanese Yen	$75.7 / ¥8,260	$58.7 / ¥6,476
Japanese Yen / U.S. dollar	¥17,557 / $160.1	¥9,811 / $88.4

Non-designated hedges
Total notional amounts of net outstanding contracts were as summarized below:

Buy / Sell	September 30, 2018	December 31, 2017
(In millions)
U.S. dollar / EUR	$7.0 / €6.0	$8.8 / €7.4
U.S. dollar / Japanese Yen	$15.4 / ¥1,685	$15.9 / ¥1,744
Japanese Yen / U.S. dollar	¥3,569 / $32.5	¥4,790 / $43.0

In December 2017, the Company entered into fixed-for-floating interest rate forward swap agreements with two counterparties to swap variable interest payments for fixed interest payments on $300 million of certain debt. These agreements will expire in July 2021. The objective of the swap was to effectively fix the interest rate at current levels without having to refinance the outstanding term loan, thereby avoiding the incurrence of transaction costs. The interest rate on the variable debt was fixed in December 2017 and became effective in April 2018.

On January 3, 2018, the Company evaluated the hedge effectiveness of the interest rate swaps and designated these swaps as hedging instruments. Upon designation as cash flow hedge instruments, future changes in fair value of these swaps are recognized in accumulated other comprehensive income. For the nine months ended September 30, 2018, the Company has recognized a gain of $5.9 million, which was recorded in other comprehensive income.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 was not material.

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
Balance Sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(In thousands)
Other Current Assets
Derivative Asset	$3,637	$635	$805	$392

Non-current Assets
Derivative Asset	$4,592	$—	$—	$607

Other Current Liabilities
Derivative Liability	$3,649	$1,122	$775	$1,258

Non-Current Liabilities
Derivative Liability	$17	$—	$—	$—

NOTE 12. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands, except per-share amounts)
Net income (loss) attributable to Cypress	$50,695	$13,016	$87,478	$(46,902)
Weighted-average common shares	361,631	332,873	358,560	329,787
Weighted-average diluted shares	374,266	360,311	373,064	329,787
Net income (loss) per share—basic	$0.14	$0.04	$0.24	$(0.14)
Net income (loss) per share—diluted	$0.14	$0.04	$0.23	$(0.14)

For the three months ended September 30, 2018 and October 1, 2017, approximately 2.8 million and 0.8 million weighted average potentially dilutive shares underlying outstanding stock-based awards and convertible debt, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive. For the nine months ended September 30, 2018 and October 1, 2017, approximately 2.7 million and 26.0 million weighted average potentially dilutive shares underlying outstanding stock-based awards and convertible debt, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 13. INCOME TAXES

The Company's income tax expense was $5.6 million and $4.5 million for the three months ended September 30, 2018 and October 1, 2017, respectively. The income tax expense was $15.8 million and $13.9 million for the nine months ended September 30, 2018, and October 1, 2017, respectively. Income tax expense for the three and nine months ended September 30, 2018 was primarily attributable to non-U.S. taxes associated with the Company's non-U.S. operations.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with this guidance, in the period of enactment of the Act, the Company estimated the deemed repatriation would result in the utilization of $46 million of net operating loss carryforwards.  As a result of further analysis of our cumulative foreign earnings balances affecting the deemed repatriation, as of September 30, 2018, the Company now estimates the deemed repatriation will result in the utilization of $34 million of net operating loss carryforwards. There is no impact to the Company's effective income tax rate as a result of the change in estimated deemed repatriation as the Company continues to expect to fully offset the additional taxable income through the utilization of net operating loss carryforwards, which are subject to a full valuation allowance.  Additional work is still necessary for a more detailed analysis of the Company’s historical foreign earnings as well as potential correlative adjustments.There have been no other changes to provisional estimates disclosed in the period of enactment under SAB 118.

Management regularly evaluates the realizability of the Company's net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States as of September 30, 2018. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, considering the Company's current assessment of the probability of maintaining profitability, there is a reasonable possibility that, within the next 12 months, sufficient positive evidence may become available to reach a conclusion that a significant portion, or all, of the valuation allowance will no longer be needed. As such, the Company may release a significant portion, or all, of its valuation allowance against its deferred tax assets within the next 12 months. This release, if any, would result in the recognition of certain deferred tax assets and a material decrease to income tax expense for the period such release is recorded.

Unrecognized Tax Benefits
As of September 30, 2018, and December 31, 2017, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate totaled $30.8 million and $28.9 million, respectively.
Management believes events that could occur in the next 12 months and cause a change in unrecognized tax benefits include, but are not limited to, the following:
•completion of examinations by, and resolution of agreements with, U.S. or foreign taxing authorities; and
•expiration of statutes of limitations applicable to the Company's tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. The Company believes it is reasonably possible that it may recognize up to approximately $2.8 million of its existing unrecognized tax benefits within the next 12 months as a result of the events listed above.

Classification of Interest and Penalties
The Company classifies interest and penalties as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of September 30, 2018 and December 31, 2017, the amounts of accrued interest and penalties totaled $12.3 million and $11.0 million, respectively.

NOTE 14. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information
The Company designs, develops, manufactures and markets a broad range of solutions for embedded systems, from automotive, industrial, consumer electronics, and medical products.
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM"), or decision-making group, in making decisions on how to allocate resources and assess performance. The CODM is considered to be the Chief Executive Officer.
The Company's segments are its Microcontroller and Connectivity Division (or MCD) and its Memory Products Division (or MPD).
Income (Loss) Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
MCD	$58,896	$23,378	$108,467	$35,601
MPD	96,650	78,514	278,579	192,896
Unallocated items:
Stock-based compensation expense	(24,195)	(21,012)	(76,561)	(68,516)
Restructuring charges	(9,991)	—	(15,326)	(3,470)
Amortization of intangible assets	(55,875)	(48,428)	(164,256)	(146,030)
Reimbursement payment in connection with the cooperation and settlement agreement	—	—	—	(3,500)
Changes related to debt extinguishment	—	—	630	—
Changes in value of deferred compensation plan	(463)	(1,166)	(898)	(1,391)
Gain on sale of cost method investment	—	—	1,521	—
Other adjustments	(5,000)	(8,825)	(17,824)	(23,576)
Income (Loss) from operations before income taxes	$60,022	$22,461	$114,332	$(17,986)

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

Geographical Information
Property, plant and equipment, net, by geographic locations were as follows:

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
United States	$184,647	$186,824
Philippines	34,651	36,747
Thailand	33,904	29,151
Japan	10,520	12,211
Other	29,132	24,621
Total property, plant and equipment, net	$292,854	$289,554

The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the Company’s CODM does not review asset information on a segment basis.

Customer Information

Outstanding accounts receivable from two of the Company's distributors accounted for 21.7% and 16.4% of its consolidated accounts receivable as of September 30, 2018. Outstanding accounts receivable from one of the Company's distributors accounted for 28.0% of its consolidated accounts receivable as of December 31, 2017.
Revenue from sales to two of the Company's distributors accounted for 17.7% and 15.1% of its consolidated revenues for the three months ended September 30, 2018. Revenue from sales to two of the Company's distributors accounted for 18.6% and 13.8% of its consolidated revenues for the nine months ended September 30, 2018. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months or nine months ended September 30, 2018.
Revenue from sales to one of the Company’s distributors accounted for 16.0% of its consolidated revenues for the three months ended October 1, 2017. Revenue from sales to one of the Company’s distributors accounted for 16.4% of its consolidated revenues for the nine months ended October 1, 2017. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months or nine months ended October 1, 2017.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Accumulated net unrealized income (loss) on cash flow hedges	Cumulative translation adjustment and other	Unrecognized gain on the defined benefit Plan	Accumulated other comprehensive income (loss)
Balance as of December 31, 2017	(504)	6	(864)	(1,362)
Other comprehensive income (loss) before reclassification	4,464	—	—	4,464
Amounts reclassified to operating income (loss)	(530)	—	—	(530)
Balance as of April 1, 2018	$3,430	$6	$(864)	$2,572
Other comprehensive income (loss) before reclassification	$772	$—	$—	$772
Amounts reclassified to operating income (loss)	$(527)	$—	$—	$(527)
Balance as of July 1, 2018	$3,675	$6	$(864)	$2,817
Other comprehensive income (loss) before reclassification	$35	$—	$—	$35
Amounts reclassified to operating income (loss)	$2	$—	$—	$2
Balance as of September 30, 2018	$3,712	$6	$(864)	$2,854

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

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Total revenues	22	58	211	612
Total purchases	5,776	21,589	11,146	26,071

As of September 30, 2018, and October 1, 2017, balances receivable from related parties totaled $65.0 thousand and $4.5 million, respectively, and balances payable to related parties totaled $2.0 million and $9.1 million, respectively.

NOTE 17. EQUITY

Stock Buyback Program
On October 20, 2015, the Company's Board of Directors (the "Board") authorized a $450 million stock buyback program. The program allows the Company to purchase its common stock or enter into equity derivative transactions related to its common stock. The timing and actual amount expended with the authorized funds will depend on a variety of factors including the market price of the common stock, regulatory, legal, and contractual requirements, other uses of cash, and other market factors. The program does not obligate us to repurchase any particular amount of common stock and may be modified or suspended at any time at the discretion of the Board. During the fiscal quarter ended September 30, 2018, the Company repurchased 598 thousand shares for an aggregate consideration of $10.0 million. As of September 30, 2018 the total remaining dollar amount of shares that may be repurchased under the program was approximately $190.8 million.

Dividend
On August 3, 2018, the Company's Board of Directors approved a cash dividend of $0.11 per share payable to holders of record of its common stock at the close of the business day on September 27, 2018. This cash dividend was paid on October 18, 2018 and totaled approximately $39.8 million which was accrued for and shown as "Dividends payable" on the Condensed Consolidated Balance Sheets as of September 30, 2018.

NOTE 18. SUBSEQUENT EVENT

In October 2018, the Company entered into fixed-for-floating interest rate forward swap agreements starting in July 2021 with two counterparties to swap variable interest payments on expected future debt for fixed interest payments; these agreements will expire in December 2024. The objective of the swaps was to effectively fix the future interest rate at the level currently available to avoid the uncertainty in financing cost for a portion of debt due to future interest rate fluctuations. The aggregate notional amount of these interest rate swaps was $300 million. The Company has evaluated the hedge effectiveness of the interest rate swaps and has designated these swaps as cash flow hedges of the debt with future changes in fair value of these swaps recognized in the accumulated other comprehensive income.

On October 23, 2018, the Company entered into a joint venture arrangement (JV) with SK hynix system ic Inc. Upon close of the transaction, the Company will contribute $2.4 million in cash and will transfer its NAND Flash business to the JV. The Company will own 40% of the JV’s common stock. The transaction is expected to be completed in the first quarter of fiscal 2019, subject to applicable regulatory approvals and other customary closing conditions. The NAND business is presently reported as part of the MPD segment. The Company recorded $43.3 million and $137.9 million in revenue from the NAND business during the three and nine months ended September 30, 2018, respectively; and $41.6 million and $119.7 million during the three and nine months ended October 1, 2017, respectively.

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

Microcontroller and Connectivity Division
MCD focuses on flexible, high-performance microcontroller (MCU) and analog solutions and robust wireless and wired connectivity solutions. The portfolio includes Traveo™ automotive MCUs, PSoC® programmable MCUs and general-purpose MCUs with Arm® Cortex®-M4, -M3, -M0+ and R4 CPUs; analog PMIC Power Management ICs; CapSense® capacitive-sensing controllers; TrueTouch® touchscreen solutions; Wi-Fi®, Bluetooth® and Bluetooth Low Energy solutions and the WICED® IoT development platform; and a broad line of USB controllers, including solutions for the USB-C and USB Power Delivery standards. This division also includes our intellectual property (IP) business.

Memory Products Division
MPD focuses on fail-safe storage and datalogging solutions for mission critical applications. The portfolio includes specialized, high-performance parallel and serial NOR flash memories, NAND flash memories, static random access memory (SRAM), F-RAM™ ferroelectric memory devices, nonvolatile SRAM (nvSRAM), other specialty memories and timing solutions. This division also includes our nonvolatile DIMM subsidiary AgigA Tech Inc.

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

Results of Operations

Revenues
Our total revenues increased by $68.5 million, or 11.3%, to $673.0 million for the three-month period ended September 30, 2018 compared to the same period in the prior year. The increase was primarily driven by strength in automotive and wireless connectivity, microcontrollers, and memory products.

Our total revenues increased by $149.1 million, or 8.6%, to $1,879.4 million for the nine-month period ended September 30, 2018 compared to the same period in the prior year. The increase was primarily driven by strength in memory products, microcontrollers, and wired and wireless connectivity products.
The following table summarizes our consolidated revenues by segments:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Microcontroller and Connectivity Division ("MCD")	$413,413	$373,584	$1,118,649	$1,052,018
Memory Products Division ("MPD")	259,622	230,990	760,717	678,206
Total revenues	$673,035	$604,574	$1,879,366	$1,730,224

Microcontroller and Connectivity Division:
Revenues recorded by MCD increased by $39.8 million, or 10.7%, in the three months ended September 30, 2018 compared to the same prior year period. The increase was primarily driven by the growth in microcontroller, automotive and wireless connectivity products. MCD revenue increased compared to the same three-month period of the prior year due to higher sales of PSoC, automotive and wireless products. MCD revenue during the three months ended September 30, 2018 benefited from increase in volume of product sales as a result of new program ramps at certain customers.

Revenues recorded by MCD increased by $66.6 million, or 6.3%, in the nine months ended September 30, 2018 compared to the same prior year period. The increase was primarily driven by growth in microcontroller, wireless connectivity and wired products. MCD revenue during the nine months ended September 30, 2018 benefited from increase in volume of product sales as a result of new program ramps at certain customers.

Memory Products Division:
Revenues recorded by MPD increased by $28.6 million, or 12.4%, in the three months ended September 30, 2018 compared to the same prior year period. The increase was primarily due to growth in revenue from Flash memory products. MPD revenue increased compared to the same three-month period of the prior year primarily due to shift in product sales mix towards high density NOR products, as well as increases in average selling price ("ASP") of NAND products.

Revenues recorded by MPD increased by $82.5 million, or 12.2%, in the nine months ended September 30, 2018 compared to the same prior year period. The increase was primarily due to growth in revenue from the Flash memory products. MPD revenue increased compared to the same nine-month period of the prior year primarily due to shift in product sales mix towards high density NOR product as well as increases in average selling price ("ASP") of NAND products.

Gross Margin

	Three Months Ended		Six Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Revenues	$673,035	$604,574	$1,879,366	$1,730,224
Less: Cost of revenues	$(413,320)	$(394,878)	$(1,173,121)	$(1,170,675)
Gross profit	259,715	209,696	706,245	559,549
Gross margin (%)	38.6%	34.7%	37.6%	32.3%

Our gross margin improved to 38.6% in the three months ended September 30, 2018 from 34.7% in the three months ended October 1, 2017. The primary drivers of the improvement in gross margin were a shift in the product mix towards higher density memory products and decrease in commoditized products, higher fab utilization, which increased from 78.3% in the three months ended October 1, 2017 to 82.9% in the three months ended September 30, 2018, and a reduction in the cost of certain products. This favorability was partially offset by an increase in write-downs of carrying value of inventory for the three months ended September 30, 2018 as compared to the same prior year period. Write-down of inventories during the three months ended September 30, 2018 was $9.0 million as compared to $6.6 million in the three months ended October 1, 2017.

Write-down of inventories unfavorably impacted our gross margin by 1.3% and 1.1% for the three months ended September 30, 2018 and October 1, 2017, respectively. Sale of inventory that was previously written off or written down aggregated to $5.2 million and $9.9 million for the third quarters of fiscal years 2018 and 2017, which favorably impacted our gross margin by 0.8% and 1.6%, respectively. During the first quarter of 2018, we initiated a restructuring plan (The "2018 Plan") which will contribute towards increasing longer term operational efficiency. The 2018 Plan initially estimated a reduction of approximately 75 positions. During the third quarter of 2018, the plan was expanded to add a reduction of another approximately 50 positions, which has contributed to lower unit costs in the third quarter of 2018. Included in cost of revenues are amortization of intangible assets of $50.2 million and $43.3 million for the third quarters of fiscal years 2018 and 2017, respectively.

Our gross margin improved to 37.6% in the nine months ended September 30, 2018 from 32.3% in the nine months ended October 1, 2017. The primary drivers of the improvement in gross margin were a shift in the product mix towards higher density memory products and decrease in commoditized products, higher fab utilization, which increased from 72.0% in the nine months ended October 1, 2017 to 80.1% in the nine months ended September 30, 2018, and a reduction in the cost of certain products. Additionally, there was a reduction in write-downs of carrying value of inventory during the nine months ended September 30, 2018 as compared to the same prior year period. Write-down of inventories during the nine months ended September 30, 2018 was $18.4 million as compared to $26.1 million in the nine months ended October 1, 2017. Write-down of inventories unfavorably impacted our gross margin by 1.0% and 1.5% for the nine months ended September 30, 2018 and October 1, 2017, respectively. Sale of inventory that was previously written off or written down aggregated to $17.5 million and $27.6 million for the nine months ended September 30, 2018 and October 1, 2017, respectively, which favorably impacted our gross margin by 0.9% and 1.6%, respectively. Included in the cost of revenues are restructuring costs of $3.1 million and $0.2 million for the nine months ended September 30, 2018 and October 1, 2017, respectively. The increase in restructuring costs is primarily due to the 2018 Plan, which we began implementing in the first quarter of 2018 and which is favorably impacting costs starting in the second half of 2018. Included in cost of revenues is the amortization of intangible assets of $146.4 million and $130.8 million for the nine months ended September 30, 2018 and October 1, 2017, respectively.
Research and Development ("R&D") Expenses

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
R&D expenses	$91,691	$90,422	$281,617	$268,365
As a percentage of revenues	13.6%	15.0%	15.0%	15.5%

R&D expenses increased by $1.3 million in the three months ended September 30, 2018 compared to the same period of the prior year. The increase was mainly attributable to $1.8 million in higher non-labor project costs, partially offset by $0.5 million in lower stock-based compensation.

R&D expenses increased by $13.3 million in the nine months ended September 30, 2018 compared to the same period of the prior year. The increase was mainly driven by $11.4 million in higher labor costs from an increase in headcount primarily in our MCD segment, increase in variable incentives, and $1.9 million of other R&D expenses, mainly depreciation and non-labor project costs.

Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
SG&A expenses	$92,943	$78,194	$262,940	$254,785
As a percentage of revenues	13.8%	12.9%	14.0%	14.7%

SG&A expenses increased by $14.7 million in the three months ended September 30, 2018 compared to the same period of the prior year. The increase was mainly due to a $9.8 million increase in restructuring charges for estimated lease termination costs, a $3.3 million increase in advertising and marketing communication, a $3.3 million increase in stock-based compensation expense, and a $0.6 million increase in professional fees and employee education expense. These increases were partially offset by a $2.0 million decrease in labor expenses.

SG&A expenses increased by $8.2 million in the nine months ended September 30, 2018 compared to the same period of the prior year. The increase was due to a $10.8 million increase in restructuring charges, which mainly consist of estimated lease termination costs, a $8.0 million increase in stock-based compensation expense, a $5.4 million increase in professional fees, a $4.3 million increase in marketing communication, a $0.9 million increase in facilities expenses, and a $0.8 million increase in depreciation and expensed assets. These increases were partially offset by a $14.3 million decrease in costs and settlement charges related to shareholder matters, a $5.8 million decrease in labor expenses, and a $1.7 million decrease in amortization of intangible assets allocation.

Income Taxes
Our income tax expense was $5.6 million and $4.5 million for the three months ended September 30, 2018 and October 1, 2017, respectively. Our income tax expense was $15.8 million and $13.9 million for the nine months ended September 30, 2018 and October 1, 2017, respectively. The income tax expense for the three months and nine months ended September 30, 2018 and October 1, 2017 was primarily attributable to non-U.S. taxes associated with our non-U.S. operations.

Equity Method Investments

Our two equity investees are Deca Technologies Inc. ("Deca") and Enovix Corporation ("Enovix"). The carrying value of our investment in Enovix has been zero since December 31, 2017. As of September 30, 2018 the carrying value of our investment in Deca was $111.6 million, which approximates its fair value.

For the three months ended September 30, 2018, our share in Deca's net loss was $3.7 million. By comparison, for the corresponding period of 2017 our share in the combined net loss of Deca and Enovix was $4.9 million. Deca continues to be in the process of developing and testing a fan-out wafer level packaging technology. Deca’s estimated enterprise value is sensitive to its ability to achieve these product development and testing milestones. Delays or failure by Deca to complete these milestones, or secure funding needed to support its growth and cash needs, may have a significant adverse impact on Deca’s estimated enterprise value and may result in our recognition of a material impairment in the carrying value of our investment in Deca. We held 52.5% of Deca's outstanding voting shares as of September 30, 2018 and December 31, 2017.

Liquidity and Capital Resources

Our Revolving Credit Facility has a capacity of $540 million which was undrawn as of September 30, 2018.
The following table summarizes information regarding our cash and cash equivalents and working capital:

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$204,747	$151,596
Working capital	$304,019	$147,854

Key Components of Cash Flows

	Nine Months Ended
	September 30, 2018	October 1, 2017
	(In thousands)
Net cash provided by operating activities	$329,485	$201,946
Net cash (used in) investing activities	$(43,700)	$(8,393)
Net cash used in financing activities	$(232,634)	$(182,162)

Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2018 was $329.5 million as compared to $201.9 million in the nine months ended October 1, 2017. Net income recorded during the nine months ended September 30, 2018 was $87.6 million which included net non-cash items of $341.9 million. Cash from operations in the nine months ended

September 30, 2018 was impacted by a $100.0 million increase in operating assets and liabilities. The non-cash items primarily consisted of:

•	depreciation and amortization of $213.2 million;

•	stock-based compensation expense of $76.6 million;

•	accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt of $20.0 million;

•	loss on disposal and impairment of property and equipment of $7.2 million;

•	our share in the net loss of an equity method investee of $10.9 million; and

•	restructuring costs and other adjustments of $14.2 million.
The increase in operating assets and liabilities for the nine months ended September 30, 2018 of $100.0 million was primarily due to the following:

•
an increase in accounts receivable of $104.1 million due to timing of invoicing and collections. Days sales outstanding for the nine months ended September 30, 2018 was 55 days as compared to 54 days in the nine months ended October 1, 2017;

•	an increase in other current and long-term assets of $30.1 million for prepayments for licenses and other vendors;

•	an increase in inventories of $17.6 million to support a higher revenue run rate; and

•	an increase in accounts payable and accrued and other liabilities of $4.8 million mainly due to timing of payments to vendors;

•	partially offset by an increase of $51.4 million in price adjustments and other revenue reserves for sales to distributors due to an increase in revenue during the nine months of 2018.

Investing Activities
During the nine months ended September 30, 2018, we used approximately $43.7 million of cash in our investing activities primarily due to:

•	property and equipment expenditures of $58.1 million relating to purchases of certain manufacturing facility equipment; and

•	an expenditure of $2.7 million relating to acquisition of an embedded software company focused on the IoT market in the third quarter of fiscal 2018;

•	partially offset by proceeds of $18.5 million from the sale of a cost method investment and 3.5 million in net distributions for the deferred compensation plan

Financing Activities
During the nine months ended September 30, 2018, we used approximately $232.6 million of cash in our financing activities, primarily related to:

•	dividend payments of $117.6 million, net repayments of $90.0 million on the Revolving Credit Facility, and payments of $34.4 million on Term Loan B;

•	a $20.0 million outlay related to the repurchase of stock; and

•	a $10.0 million outlay related to partial extinguishment of the 2% 2020 Spansion Exchangeable Notes;

•	partially offset by proceeds of $39.9 million from employee equity awards.

Liquidity and Contractual Obligations

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2018:

	Total	2018 (Remaining 3 months)	2019 and 2020	2021 and 2022	After 2022
	(In thousands)
Purchase obligations (1)	$434,479	$39,477	$303,806	$39,356	$51,840
Operating lease commitments (2)	68,238	8,166	42,059	13,729	4,284
Capital lease commitments	10,931	350	3,935	3,698	2,948
Term Loan B	477,573	1,263	10,102	466,208	—
2% 2020 Spansion Exchangeable Notes	11,990	—	11,990	—	—
4.5% 2022 Senior Exchangeable Notes	287,500	—	—	287,500	—
2% 2023 Exchangeable Notes	150,000	—	—	—	150,000
Interest and commitment fee due on debt (3)	111,938	9,341	73,075	29,272	250
Asset retirement obligations	5,716	290	3,251	1,850	325
Total contractual obligations	$1,558,365	$58,887	$448,218	$841,613	$209,647

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

(2)	Operating leases include payments relating to Spansion's lease for which the Company is negotiating a termination agreement, see Note 7.

(3)	Interest and commitment fees due on variable debt is based on the effective interest rates as of September 30, 2018.

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

Capital Resources and Financial Condition
Our long-term strategy is to maintain a minimum amount of cash and cash equivalents for operational purposes and to invest the remaining amount of our cash in interest-bearing and highly liquid cash equivalents and debt securities, payments of regularly scheduled cash dividends, repayment of debt, and share repurchases. As of September 30, 2018, our cash, cash equivalents and short-term investment balance was $204.7 million as compared to $151.6 million as of December 31, 2017.  As of September 30, 2018, approximately 32.6% of our cash was held by our non-U.S. subsidiaries. While these amounts are primarily denominated in U.S. dollars, a portion is denominated in foreign currencies. All non-U.S. cash balances are exposed to local political, banking, currency control, and other risks. In addition, these amounts, if repatriated, may be subject to tax and other transfer restrictions.
We believe that the liquidity provided by existing cash, cash equivalents, and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. In addition, we may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, pursue strategic initiatives (including the acquisition of other companies) and provide us with additional flexibility to take advantage of other business opportunities that arise. As of September 30, 2018, we were in compliance with all of the financial covenants under all of our debt facilities.
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

A one hundred basis point change in the contractual interest rates would change our interest expense for the Revolving Credit Facility and Term Loan B by approximately $1.8 million annually.

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

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within our operations, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating margin could be unfavorably impacted by approximately 2%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of the short-term impact of changes in exchange rates on the hedged portion of our exposures. Please see Note 11 of the Notes to Condensed Consolidated Financial Statements for details on the hedge contracts.

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

Based on the evaluation of our disclosure controls and procedures required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer have concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of our 2017 Annual Report on Form 10-K, our disclosure controls and procedures were not effective as of September 30, 2018.

Changes in Internal Controls

There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption "Remediation Plan."

Remediation Plan

We are committed to remediating the material weakness by implementing changes to our internal control over financial reporting. We implemented, and will continue to implement, changes and improvements in our internal control over financial reporting to remediate the control deficiency that gave rise to the material weakness. Specifically, we implemented the following changes and improvements:

•
Redesigned controls over the evaluation of assumptions and detailed calculations relating to the ESPP and expanding control activities to adequately reconcile and validate assumptions in the models used to determine non-cash stock-based compensation expense;

•	Effective January 1, 2018, management has changed the parameters of the ESPP, which is expected to reduce the number of inputs required to estimate the fair value of ESPP participation rights;

•	Re-evaluated the design of stock-based compensation processes and implemented new and improved processes and controls, as appropriate, including adding supplemental oversight and review; and

•	Strengthened the precision of the internal review process to ensure the completeness and accuracy of the assumptions and calculations used in accounting for stock-based compensation.

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

Geopolitical uncertainty, and changes to international trade agreements, tariffs, import and excise duties, taxes, or other governmental rules and regulations could adversely affect our business and results of operations.

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

For example, our sales were impacted in the second quarter of 2018 when the U.S. Department of Commerce banned U.S. companies from providing exports to ZTE, a Chinese telecoms equipment manufacturer (which ban was subsequently lifted in the third quarter of 2018) in an export controls case. Similarly, general trade tensions between the U.S. and China have been escalating in 2018, with rounds of U.S. tariffs on Chinese goods taking effect in July, August, and September 2018 (some of which prompted retaliatory Chinese tariffs on U.S. goods) and with an additional U.S. tariff rate increase scheduled to take effect in January 2019. Further rounds of tariffs have also been threatened by U.S. and Chinese leaders.

The current U.S. tariffs on China-origin goods and the related geopolitical uncertainty between the U.S. and China have caused, and may continue to cause, decreased demand for our products from distributors and other customers, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

•
The August and September 2018 rounds of U.S. tariffs apply to some of our products that are assembled in China and imported to the U.S. Specifically, the August round imposed a 25% tariff on integrated circuits and the September round imposed a 10% tariff on modules, which will rise to 25% in January 2019. For the third quarter of 2018 (when the tariffs were imposed late in the quarter) an immaterial amount of our revenue arose from products subject to such tariffs. Assuming these tariffs remain in effect, we currently project that products subject to the tariffs will generate approximately 2% of our revenue for the fourth quarter of 2018. These current and any future tariffs imposed by the U.S. on products assembled in China that we sell in the U.S. could negatively impact our U.S. sales.

•
The August round of U.S. tariffs also imposed a 25% duty on imports of China-origin integrated circuit wafers, which are among the components we assemble into our products. Although we import some such wafers for testing in the U.S., we then export them overseas for final assembly and/or distribution to customers. Accordingly, we have been able to avoid the wafer tariff to date by use of the "temporary import bond" (or TIB) process established by U.S. Customs, which requires that we separately track each wafer to ensure that, within one year of import, it is either re-exported or destroyed. If we fail to so track any such wafer, we would owe a double duty on the incoming shipment of which that wafer was a part. In addition, upon any such failure, U.S. Customs could (and upon repeated extreme failures U.S. Customs likely would) disallow further use of the TIB process, which would materially increase our production costs. In that case, we might be unable to secure alternate sources for wafers on a timely basis, or at all. In the semiconductor industry, supply chain changes are complicated, time-consuming, and costly, and may disrupt longstanding business relationships that are otherwise advantageous.

•
Apart from wafers, the current U.S. tariffs cover only a small fraction of the materials we utilize for manufacturing of our products. We do not anticipate any material impact on our supply chain costs from the U.S. tariffs imposed to date. If the U.S. were to impose tariffs on a broader range of materials that we or our suppliers source from China for use in U.S. manufacturing (and if we were unable to avoid the tariffs by use of the TIB process or other means), such tariffs could cause our costs to increase, which could narrow the profits we earn from sales of products requiring such materials or force us to raise prices, negatively impacting our sales. As mentioned above, the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time-consuming, and costly.

•
We believe the U.S. tariffs may cause customers to delay orders as they evaluate where to take delivery of our products in connection with their efforts to mitigate their own tariff exposure. Such delays create forecasting difficulties for us and increase the risk that orders might be canceled or might never be placed.

•
Some of our customers embed our products in finished goods they manufacture in China for import to the U.S. Current or future tariffs imposed by the U.S. on such goods could negatively impact our customers' sales, thereby causing an indirect negative impact on our own sales. Any reduction in our customers' sales, and/or any apprehension among distributors and customers of a possible reduction in such sales, would likely cause an indirect negative impact on our own sales. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might cause our distributors and customers to place fewer orders for our products, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

•
To date, China's retaliatory tariffs have generally focused on other industries. However, if China were to impose tariffs on the products we sell in China, or on the finished goods our customers sell in China, such tariffs (and/or the market's related uncertainty and apprehension) could directly or indirectly reduce demand for our products, negatively impacting our sales.

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

We are dependent on third parties to manufacture products, market products, distribute products, generate a significant portion of our product sales, fulfill our customer orders, and transport our products. Problems in the performance or availability of these companies could seriously harm our financial performance.

We rely significantly on independent contractors to manufacture, which includes assembly and testing of, our products. In addition, in March 2017, we divested a manufacturing facility located in Minnesota, which reduced our internal manufacturing capacity though we continue to outsource manufacturing services from this facility.

If market demand for our products exceeds our internal manufacturing capacity and available capacity from our foundry partners, we may seek additional foundry manufacturing arrangements. A shortage in foundry manufacturing capacity, which is more likely to occur at times of increasing demand, could hinder our ability to meet demand for our products and therefore adversely affect our operating results. Suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to supply interruptions which could materially harm our results of operations. In addition, greater demand for wafers produced by any such foundries without an offsetting increase in foundry capacity raises the likelihood of potential shortages and wafer price increases. Our operations would be disrupted if any of our foundry partners terminates its relationship with us, delays its shipments to us, or experiences financial difficulty and we are unable to arrange a satisfactory alternative to fulfill customer orders on a timely basis and in a cost-effective manner. There are also only a few foundry vendors that have the capabilities to manufacture our most advanced products. If we need to engage alternate sources of supply, such sources may be unavailable on commercially reasonable terms, or at all. Due to the difficulty of engaging alternate sources of supply, if any of our key manufacturing facility partners experiences financial difficulties, we may accelerate purchases or commit to increase our purchases in order to build up inventories as a precautionary measure; however, this approach might increase our inventory carrying costs and expose us to inventory risks. Even if we are able to engage alternate sources of supply, we may encounter start-up difficulties or yield issues or incur additional costs. Shipments could be delayed significantly while these sources are engaged and qualified for volume production.

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

We also rely on channel partners, including distributors, resellers, and third-party sales representatives. We continue to expand and change our relationships with our channel partners. Worldwide sales through our distributors accounted for approximately 73% of our revenue in fiscal year 2017. We rely on many channel partners to assist us in creating customer demand, providing technical support and other value-added services to our customers, filling customer orders, and stocking our products. We face ongoing business risks due to our reliance on our channel partners to create and maintain customer relationships where we have a limited or no direct relationship. Should our relationships with our channel partners or their effectiveness decline, or as we choose to terminate some channel partner relationships from time to time, we face the risk of declining demand which could affect our revenue and results of operations. Such decline could be short-term, as we work to build in-house capacity or otherwise replace the affected channel partners, or long-term if the replacements are less efficient at accessing end customers. Our contracts with our distributors may be terminated by either party upon notice. The termination of a significant distributor, reseller, or sales representative could (a) impact our revenue and limit our access to certain end customers, (b) result in the return of a material amount of inventory held by a terminated distributor or reseller that we may not be able to resell or have to resell at a loss, and (c) jeopardize our ability to collect accounts receivable originating through a terminated distributor or reseller. In addition, our distributors are located all over the world and vary in size and financial strength. Any disruptions to our distributors’ operations such as lower sales, lower earnings, debt downgrades, the inability to access capital markets and/or higher interest rates could have an adverse impact on our business.

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

From time to time, we may divest certain businesses, product lines or assets, acquired or otherwise, that are no longer strategically important, or we may exit minority investments, which could materially affect our cash flows and results of operations. If we decide to divest a business, product line, or assets, we may encounter difficulty in finding or completing such divestiture opportunity (or alternative exit strategy) on acceptable terms or in a timely manner. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to the business, product line or assets that we seek to dispose. In addition, any delay in the timing of a divestiture transaction may negatively impact our business operations or liquidity for a period of time. Alternatively, we may dispose of businesses, product lines, or assets at prices or on terms that are less favorable than we had anticipated. Even following a divestiture, we may be contractually obligated with respect to certain continuing obligations to customers, vendors, landlords, or other third parties. Accordingly, we may be dependent on the new owner (of such business, product line or manufacturing facility) to fulfill our continuing obligations to our customers. We may also have continuing obligations for pre-existing liabilities related to the divested assets or businesses. Such obligations may have a material adverse impact on our results of operations and financial condition. Any such dispositions could also result in disruption to other parts of our business, potential loss of employees or customers (especially if the new owner is unable or unwilling to assist us in fulfilling any continuing obligations to our customers), potential loss of revenue, negative impact on our margins, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. We may also incur significant costs associated with exit or disposal activities, related impairment charges, or both.

One type of divestiture is contribution of the applicable business, product lines, or assets to a joint venture in exchange for an interest in the venture, which exposes us to the risk that the joint venture might decline in value or not meet desired objectives. The success of joint venture investments depends on various factors over which Cypress might have limited or no control and requires ongoing and effective cooperation with strategic partners. Such risks could be exacerbated by unfavorable financial market and macroeconomic conditions and, as a result, the value of any joint venture investment could be negatively impacted and lead to impairment charges.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes information with respect to repurchases of common stock made in the third quarter of fiscal 2018 under the $450 million stock buyback program, which was announced on October 20, 2015.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced programs	Maximum dollar value of shares that may yet be purchased under this program (In thousands)
Remaining balance available for purchases at the beginning of the quarter				200,845
Repurchase during Q3 2018
August 2018	504,700	16.68	504,700	8,419
September 2018	93,029	16.98	93,029	1,580
Total repurchases during Q3 2018	597,729	16.73	597,729	190,846

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

10.1
Amendment No. 8 to Amended and Restated Credit and Guaranty Agreement, dated as of September 13, 2018, by and among Cypress Semiconductor Corporation, the guarantors party thereto, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent.

		8-K	09/17/2018	001-10079

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: October 26, 2018	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Finance and Administration and Chief Financial Officer