Form 10-K
period 2018-12-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2019-02-27
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K
__________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2018
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
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (408) 943-2600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒ Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes   ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes   ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “larger accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒     Accelerated filer ☐
Non-accelerated filer ☐     Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes    ☒  No
The market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on July 1, 2018 as reported on the Nasdaq Global Select Market, was approximately $4.4 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2019, 363,878,456 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 30, 2018 are incorporated by reference in Items 10 - 14 of Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not historical facts and include statements relating to, among other things, the future results, operations, strategies, and prospects of Cypress Semiconductor Corporation and its consolidated subsidiaries ("Cypress," the "Company," "we," or "us"), and can in some cases be identified by our use of words such as "may," "will," "should," "plan," "anticipate," "believe," "expect," "future," "intend," "estimate," "predict," "potential," "continue," and similar expressions. This Annual Report includes, among others, forward-looking statements regarding: our expectations regarding dividends, debt repayments, and stock repurchases; our expectations regarding restructuring plan costs and effects; our expectations regarding active litigation matters; the sufficiency of our cash, cash equivalents, and borrowing arrangements to meet our requirements for the next 12 months; possible recognition of certain unrecognized tax benefits within the next 12 months; and the potential impact of our indemnification obligations. Our forward-looking statements are based on the expectations, beliefs and intentions of, and the information available to, our executive management on the filing date of this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. Except as required by law, we assume no responsibility to update our forward-looking statements.
The forward-looking statements in this Annual Report involve risks and uncertainties. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: potential disruptions in the international trade and investment environment, including deteriorating relationships between the U.S. government and foreign governments; the current and future state of the general economy and its impact on the markets and consumers we serve (including credit conditions); our ability to execute on our Cypress 3.0 strategy and our margin improvement plan; potential volatility in our stock price; risks related to paying down our indebtedness and meeting the covenants set forth in our debt agreements; our efforts to retain and expand our customer base (which may be adversely affected if we were to raise prices) in the intensely competitive and rapidly evolving semiconductor industry; risks related to significant supply and demand volatility in semiconductor markets (including the challenges of forecasting demand, scheduling production, and making timely delivery on customer orders); risks related to our strategy of developing and maintaining a leading portfolio of programmable microcontroller, connectivity and memory products; risks related to our flexible manufacturing strategy (and the challenge of efficiently managing a smaller number of manufacturing facilities while increasing our reliance on third-party manufacturers); our reliance on distributors and resellers; risks related to our "take or pay" agreements with certain vendors; the risk of defects, errors, or security vulnerabilities in our products; risks related to the integrity of our information systems, including the possibility of cyber-attacks, business-activity disruption, and loss or corruption of sensitive data; changes in tax law and policy; risks related to our pending tax examinations; risks related to our tax incentive/holiday arrangements in Malaysia and Thailand; our efforts to remediate any material weakness in our internal control over financial reporting; potential lack of liquidity for certain strategic investments (including the challenge of disposing of businesses, product lines, or assets on favorable terms in a timely manner); risks related to our restructuring activities; the failure or success of the privately-held companies in which we are invested; the challenges of effectively integrating companies and assets that we acquire; the possibility of impairment charges; the challenges of attracting and retaining key personnel; risks related to our reliance on stock-based compensation; possible changes to our dividend policy; risks related to our share repurchase authorization; the uncertain nature of business outlook guidance; risks related to industry consolidation and the challenge of competing effectively against a smaller number of stronger companies; the challenges of adequately protecting our intellectual property rights and risks of intellectual property litigation; the possibilities that activist stockholders could negatively affect our business and that our deferred tax assets could be negatively impacted by changes in our stockholder base; risks associated with international operations; the challenges and costs of complying with environmental, data privacy, health/safety, and other laws; risks related to "conflict minerals" reporting; the possibility of business disruptions due to natural disasters; risks arising from indemnification commitments to our officers and directors; our ability to manage our financial investments and interest rate and exchange rate exposure; and the uncertainty and expense of pending litigation matters. These and other factors are described in more detail in Part I, Item 1A (Risk Factors) of this Annual Report.

PART I
ITEM 1. Business

General

Cypress manufactures and sells advanced embedded system solutions for automotive, industrial, consumer and enterprise end markets. Cypress' microcontrollers, analog ICs, wireless and wired connectivity solutions and memories help engineers design differentiated products and help with speed to market. Cypress is committed to providing customers with quality support and engineering resources.

Cypress was incorporated in California in December 1982 and reincorporated in Delaware in September 1986. Our stock is listed on the Nasdaq Global Select Market under the ticker symbol “CY”.

Our corporate headquarters are located at 198 Champion Court, San Jose, California 95134, and our main telephone number is (408) 943-2600. We maintain a website at www.cypress.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

Our fiscal 2018 ended on December 30, 2018, fiscal 2017 ended on December 31, 2017, and fiscal 2016 ended on January 1, 2017.

Acquisitions & Divestitures

In July 2016, we completed the acquisition of certain assets primarily related to the wireless Internet of Things ("wireless IoT business") of Broadcom Corporation ("Broadcom") pursuant to an Asset Purchase Agreement with Broadcom dated April 28, 2016, for a total purchase consideration of $550 million.

In March 2017, we completed the sale of our wafer fabrication facility in Minnesota.

In August 2018, we completed the acquisition of an embedded software company focused on the IoT market for cash consideration of $3 million.

In October 2018, we signed a definitive agreement to transfer our NAND flash business to a joint venture ("JV") with SK hynix system ic Inc ("SKHS"). The transaction is subject to customary closing conditions and regulatory approvals. We presently expect that the transaction will be completed by the end of the first quarter of fiscal 2019. In addition to our NAND flash business, we will contribute $2.4 million in cash towards the equity of the JV. We will own 40% of the JV’s common stock. The NAND business is presently reported as part of the MPD segment. We recognized $167.3 million, $168.1 million and $180.5 million in revenue from the NAND business for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.

Business Strategy

During fiscal 2016, we launched various long-term strategic corporate transformative initiatives, which we collectively refer to as "Cypress 3.0". Cypress 3.0 objectives are designed to increase our focus on becoming a solution-driven company by capitalizing on our broad product portfolio to extend our penetration into global markets such as the automotive, industrial, consumer, and enterprise markets; increase ease of doing business; improve operating margin; redeploy personnel and resources to target market segments that are expected to grow faster than the semiconductor industry; and streamline our internal processes.

Our revenue and profitability model is based on the following product and market strategies: (a) focus on providing customers with complete solutions, including multiple Cypress products where applicable, and supporting software, (b) growing revenue from our programmable solutions and derivatives, (c) increasing our connectivity revenue through the introduction of new products and (d) maintain profitability in our storage products by leveraging our market position and expanding our portfolio. We monitor our operating expenses closely to improve our operating leverage as driven by various company-wide initiatives.

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

Microcontroller and Connectivity Division
MCD focuses on connect and compute solutions for the Internet of Things and automotive solutions that enhance the in-cabin user experience. MCD offerings include robust wireless and wired connectivity solutions that combine with flexible, high-performance microcontroller (MCU) and analog solutions, backed with a focus on superior design software. The portfolio includes Wi-Fi®, Bluetooth® and Bluetooth Low Energy solutions and wireless combo solutions; Traveo™ automotive MCUs, PSoC® programmable MCUs and general-purpose MCUs; CapSense® capacitive-sensing controllers and automotive TrueTouch® touchscreen solutions; a broad line of USB controllers, including solutions for the USB-C and USB Power Delivery standards; and analog PMIC Power Management ICs. This division also includes our intellectual property (IP) business.

Memory Products Division
MPD focuses on fail-safe storage and datalogging solutions for mission critical applications. The portfolio includes specialized, high-performance parallel and serial NOR flash memories, NAND flash memories, static random access memories (SRAM), F-RAM™ ferroelectric memory devices, nonvolatile SRAMs (nvSRAM), and other specialty memories. This division also includes our nonvolatile DIMM subsidiary AgigA Tech Inc.

For additional information on our segments, see Note 22 of the Notes to Consolidated Financial Statements under Part II, Item 8.

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

Wi-Fi®, Bluetooth®, Bluetooth Low Energy and combo solutions	Automotive, industrial, consumer, white goods, home automation
IoT applications, wearables, smart home appliances, home automation, industrial automation equipment, connected cars, appliances, wireless headsets, consumer electronics, gamepads, remote controls, toys, presenter tools and many other applications.

EZ-PD™ controllers for USB-C with Power Delivery and USB controllers	Industrial, handset, PC and peripherals, consumer electronics, mobile devices, automotive
Automotive, printers, cameras, machine vision and other industrial equipment, handheld devices, VoIP phones, headsets, presenter tools, dongles, point of sale devices and bar code scanners, PCs and peripherals smartphones, USB-C power adapters, USB-C adapter cables, monitors, docking stations and many other applications.

Analog PMICs and energy harvesting solutions	Automotive, industrial, consumer	Instrument cluster systems, Advanced Driver Assistance Systems (ADAS), body control modules, factory automation, IoT beacons, wireless sensor nodes and many other applications.

The following table summarizes the markets and applications related to our products in the MPD segment:

Products	Markets	Applications

NOR Flash and HyperFlash™	Automotive, industrial
Automotive advanced driver assistance systems (ADAS), automotive instrument cluster, automotive infotainment systems, security systems, industrial control and automation systems, networking routers and switches and many other applications.

NAND Flash	Consumer, Networking, Industrial, Automotive
Set-top-boxes, networking modems, networking equipment, audio systems/smart speakers, automotive infotainment systems, point-of-sale systems, consumer and industrial security camera systems, industrial control and automation systems, smart home appliances, and many other applications.

RAM: Asynchronous and Synchronous SRAM, HyperRAM™, F-RAM and nySRAM	Automotive, industrial, networking, medical, telecommunications
Automotive systems, industrial control and factory automation systems, enterprise switches and routers, servers, smart meters, aerospace and defense, medical systems, point-of-sale terminals, gaming, printers, and test equipment.

Specialty Memories and Clocks	Networking, telecommunication, video, data communications, computation
Medical and instrumentation, storage, wireless infrastructure, military communications, video, data communications, telecommunications, and network switching/routing, set-top boxes, copiers, printers, HDTV, industrial automation, printers, single-board computers, IP phones, and image processors.

Manufacturing

Our "flexible manufacturing" strategy combines capacity from external foundries with output from our internal manufacturing facilities which allows us to meet fluctuations in customer demand while limiting capital expenditure requirements and lessening the burden of high fixed costs, a capability that is important with our rapidly evolving product portfolio and revenue growth.

As of the end of fiscal year 2018, we owned a wafer fabrication facility in Austin, Texas. External wafer foundries, mainly in Asia, manufactured approximately 63% of our wafers (8 inch equivalent).

We conduct assembly and test operations at our back-end manufacturing facilities in Cavite, Philippines and Bangkok, Thailand, which contribute to better leverage of manufacturing cost. External assembly and test subcontractors in Asia account for approximately 72% of the total assembly output and 62% of the total test output. Various assembly and test subcontractors in Asia perform the balance of the assembly and test operations.

We have manufacturing services agreements primarily with the following partners:

•	Advanced Semiconductor Engineering, Inc. ("ASE") - Agreements for chip scale packing services;

•	Amkor J Devices - Agreements for assembly and test services;

•	Deca Technologies Inc. - Agreement for chip scale packaging services.

•	Fujitsu Semiconductor Limited - Agreements for foundry, sort and assembly and test services;

•	HuaHong Grace Semiconductor Manufacturing Corporation ("Grace") - Agreement for foundry services;

•	Semiconductor Manufacturing International Corporation ("SMIC") - Agreements for foundry services;

•	Skywater Technologies Inc. - Agreement for foundry services;

•	Taiwan Semiconductor Manufacture Company ("TSMC") - Agreement for foundry services;

•	United Microelectronics Corporation ("UMC") - Agreement for foundry services;

•	United Test and Assembly Center Ltd - Agreement for assembly and test services; and

•	Wuhan Xinxin Semiconductor Manufacturing Corporation ("XMC") - Agreement for foundry services.

Sales and Marketing

We sell our semiconductor products through several channels: distributors; manufacturing representative firms; and sales by our sales force directly to original equipment manufacturers and their suppliers.

Our marketing activities target customers, reference design houses and our potential partners; and include a variety of direct marketing activities, such as trade shows, events and sponsored activities. We augment our sales effort with field application engineers, specialists in our products, technologies and services who work with customers to design our products into their systems. Field application engineers also help us identify emerging markets and new products.

Outstanding accounts receivable from Fujitsu Electronics Inc., one of our distributors accounted for 25% of our consolidated accounts receivable as of December 30, 2018 and 28% of our consolidated accounts receivable as of December 31, 2017.

Revenue generated through Fujitsu Electronics Inc. and Arrow Electronics, two of our distributors, accounted for 18% and 14%, respectively, of our consolidated revenues for fiscal 2018, and 20% and 13% of our consolidated revenues for fiscal 2017, respectively. Revenue generated through Fujitsu Electronics Inc., one of our distributors, accounted for 23% of our consolidated revenues for fiscal 2016. No other distributor or end-customer accounts for 10% or more of our revenue.

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

Competition

The semiconductor industry is intensely competitive and continually evolving. This intense competition results in a challenging operating environment for most companies in this industry. This environment is characterized by the potential erosion of sale prices over the life of each product, rapid technological change, limited product life cycles, and strong domestic and foreign competition in many markets. Our ability to compete successfully depends on many factors, including:
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

We face competition from domestic and foreign semiconductor manufacturers, many of which have advanced technological capabilities and greater brand recognition and have increased their participation in the markets in which we operate. We compete with a large number of companies primarily in the automotive, industrial, consumer, and enterprise markets. Companies that compete directly with our businesses include, but are not limited to, Adesto, Everspin Technologies, Fujitsu, GigaDevice Semiconductor, GSI Technology, Hynix, Integrated Silicon Solution, Macronix, Marvell, MediaTek, Microchip Technology, Micron Technology, Nordic Semiconductor, NXP Semiconductors NV, Qualcomm, Realtek, Renesas, Richtek, Semtech, Silicon Laboratories, ST Microelectronics, Texas Instruments, Toshiba, VIA Labs, XMC and Winbond.

Environmental Regulations

We use, generate and discharge hazardous chemicals and waste in our research and development and manufacturing activities. United States federal, state and local jurisdictions, in addition to the foreign countries in which we operate, impose various environmental rules and obligations, which are becoming increasingly stringent over time, intended to protect the environment and in particular to regulate the management and disposal of hazardous substances. We also face increasing complexity in our product design as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and other hazardous substances that apply to specified electronic products put on the market in the European Union (Restriction on the Use of Hazardous Substances Directive 2002/95/EC, also known as the “RoHS Directive”) and similar legislation in China and California. We are committed to the continual improvement of our environmental systems and controls. However, we cannot provide assurance that we have been, or will at all times be, in complete compliance with all environmental laws and regulations. Other laws impose liability on owners and operators of real property for any contamination of the property even if they did not cause or know of the contamination. While to date we have not experienced any material adverse impact on our business from environmental regulations, we cannot provide assurance that environmental regulations will not impose expensive obligations on us in the future, or otherwise result in the incurrence of liabilities such as the following:
•a requirement to increase capital or other costs to comply with such regulations or to restrict discharges;
•liabilities to our employees and/or third parties; and
•business interruptions as a consequence of permit suspensions or revocations, or as a consequence of the granting of injunctions requested by governmental agencies or private parties.

Intellectual Property

We have an active program to obtain patent and other intellectual property protection for our proprietary technologies, products and other inventions that are aligned with our strategic initiatives. We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position in the domestic and international markets we serve. As of the end of fiscal 2018, we had approximately 3,450 issued patents and approximately 644 additional patent applications on file domestically and internationally. In addition, in fiscal 2019 we are preparing to file up to 40 new patent applications in the United States and up to approximately 50 foreign application predominantly in Europe and Asia. The average remaining life of our domestic patent portfolio is approximately 8.9 years.

In addition to factors such as innovation, technological expertise and experienced personnel, we believe that patents are increasingly important to remain competitive in our industry, defend our position in existing markets and to facilitate the entry of our proprietary products into new markets. As our technologies are deployed in new applications and we face new competitors, we will likely subject ourselves to new potential infringement claims and discover third-party infringement of our intellectual property. Patent litigation, if and when instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. We are committed to vigorously defending and protecting our investment in our intellectual property. We believe the strength of our intellectual property program, including the breadth and depth of our portfolio, will be critical to our success, although, our business as a whole is not significantly dependent on any single patent, copyright, or other intellectual property right.

In addition to developing patents based on our own research and development efforts, we license some patents from third parties, and we may purchase or license additional patents from third parties. Established competitors in existing and new industries, as well as companies that purchase and enforce patents and other intellectual property, may obtain or already have patents that allegedly or otherwise cover products similar to ours. There is no assurance that we will be able to obtain patents covering our own products or that we will be able to obtain licenses from other companies on favorable terms or at all.

We review our intellectual property portfolio from time to time to identify opportunities to derive additional value from our assets. We may consider selling certain patents that no longer align with our patent strategies as well as employ other monetization models for our patent portfolio. From time to time we have divested patents that were not relevant to our current business. Divestiture of patents may lead to future contingent or non-contingent income.

Employees

As of December 30, 2018, we had 5,846 employees. Geographically, 1,819 employees were located in the United States, 964 in the Philippines, 924 in Thailand, 592 in India, 457 in Japan, 341 in Malaysia, 297 in Greater China,

242 in Europe, and 210 in other countries. Of the total employees, 3,220 employees were associated with manufacturing, 1,481 with research and development, and 1,145 with selling, general and administrative functions.

Executive Officers of the Registrant as of December 30, 2018

Certain information regarding each of our executive officers is set forth below:

Name	Age	Position
Hassane El-Khoury	39	President, Chief Executive Officer and Director
Thad Trent	51	Executive Vice President, Finance and Administration, and Chief Financial Officer
Sudhir Gopalswamy	49	Executive Vice President, Microcontroller and Connectivity Division
Sam Geha	53	Executive Vice President, Memory Products Division
Pamela Tondreau	59	Executive Vice President, Chief Legal and Human Resources Officer, and Corporate Secretary

Hassane El-Khoury has served as the president and chief executive officer of Cypress, and as a member of our Board of Directors, since August 2016. He previously served as executive vice president of Cypress's Programmable Systems Division from 2012 to 2016, managing the company's standard and programmable microcontroller portfolio, including its Platform PSoC family of devices, and its automotive business. Prior to that, from 2010 to 2012, he served as a senior director of Cypress's automotive business unit. Prior to joining Cypress, Mr. El-Khoury served in various engineering roles with subsystem supplier Continental Automotive Designs, where he spent time based in the U.S., Germany, and Japan. He holds a Bachelor of Science degree in electrical engineering from Lawrence Technological University and a master's degree in engineering management from Oakland University.

Thad Trent has served as chief financial officer and executive vice president of finance & administration at the Company since June 2014. Mr. Trent joined Cypress in 2005 and became a vice president of finance in 2010. Prior to serving as chief financial officer, he led the strategic planning functions for the Company’s business units and worldwide operations and he managed the financial reporting, accounting, and planning and analysis functions for the Company. Before joining the Company, Mr. Trent held finance leadership roles at publicly traded companies Wind River Systems, a developer of embedded systems software, and Wyle Electronics, a distributor of high-tech electronic components, as well as two technology startups. He currently serves on the boards of directors of AgigA Tech, Inc., which is a majority-owned Cypress subsidiary selling high-performance non-volatile memory, and Deca Technologies Inc., one of our equity investees which is seeking to develop a fan-out wafer level packaging technology. Mr. Trent holds a Bachelor of Science degree in business administration and finance from San Diego State University.

Sudhir Gopalswamy has served as executive vice president of the microcontroller and connectivity division at the Company since February 2018, having previously served as the senior vice president of MCD from September 2016 to February 2018. In his role, Mr. Gopalswamy is responsible for all aspects of the MCD business. Mr. Gopalswamy joined the Company in 2008 and has managed a variety of business units, including the timing solutions business unit from 2009 to 2011, the synchronous SRAM business unit from 2011 to 2014, and the MCU business unit from 2014 to 2016. Prior to joining the Company, Mr. Gopalswamy worked at Conexant Systems, Inc., a fabless semiconductor company, where he was responsible for the cable set-top box product line. Before Conexant, he spent nine years at Intel Corporation, one of the world's leading semiconductor companies, where he held management and leadership roles of increasing responsibility, spanning the computing, communications/networking, and consumer electronics segments. Mr. Gopalswamy holds a Bachelor of Science degree in electrical engineering (BSEE) from Purdue University and a Master of Business Administration degree from Duke University.

Sam Geha, Ph.D., has served as executive vice president of the memory products division at the Company since February 2018, having previously been the senior vice president of MPD from September 2016 to February 2018. Dr. Geha is responsible for all aspects of the MPD business. Previously, he served as the senior vice president of the intellectual property (IP) business unit since June 2015, having managed the IP business unit since June 2013, where he oversaw licensing of the Company’s various embedded nonvolatile memory technologies (SONOS and

eCT) to foundries, including UMC, HLMC and HH-Grace, as well as licensing of the Company’s 3D NAND technology to XMC. Prior to that, he served as vice president of the technology R&D organization since May 2007. Dr. Geha joined the Company in 1995 and has served as the senior director of technology development for SONOS and the director of technology development for MRAM and SRAM technologies. Prior to joining the Company, he worked in various technology development functions at Motorola, a telecommunications equipment company, and National Semiconductor Corporation, a semiconductor manufacturer. Dr. Geha is currently a board member of one of the Company's equity investees, Enovix, a silicon-based lithium-ion battery start-up. He holds a Bachelor of Science degree in electrical engineering, a Master of Science degree in electrical engineering, and a philosophical doctorate in electrical engineering from the University of Arizona.

Pamela L. Tondreau serves as our executive vice president, chief legal and human resources officer, and corporate secretary. She has overseen all of Cypress's legal matters since joining the Company in October 2014, initially as interim general counsel, then as senior vice president and general counsel starting in January 2015, then as senior vice president and chief legal officer starting in September 2016, and most recently as executive vice president and chief legal officer from February 2018 to the present. In addition, Ms. Tondreau assumed oversight responsibility for the Company's human resources function in November 2017 and has served as our corporate secretary since January 2015. Prior to joining the Company, Ms. Tondreau spent nearly 13 years at Hewlett-Packard Company (now HP Inc.), a multinational information technology company, in various roles, including chief intellectual property counsel and deputy general counsel to the chief technology officer, HP labs, HP networking, IP licensing, strategic initiatives and global alliances. In addition, she supported the chief marketing officer, the chief information officer and the executive vice president of personal systems, as well as serving as corporate secretary to the technology committee of Hewlett-Packard’s board of directors. Prior to her time at Hewlett-Packard, Ms. Tondreau was an associate at the law firm of Thelen, Marrin, Johnson & Bridges (now Thelen LLP), serving as both a litigation and corporate attorney. She currently serves on the board of directors of AgigA Tech, Inc. Ms. Tondreau holds a bachelor’s degree from U.C. Berkeley and a J.D. degree from McGeorge School of Law.

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

Unfavorable economic and market conditions, domestically and internationally, have affected and may in the future adversely affect our business, financial condition, results of operations and cash flows or may contribute to uncertainty of our business.

We have significant customer sales both in the U.S. and internationally. We also rely on U.S. and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions. If any of our manufacturing partners, customers, distributors or suppliers experience serious financial difficulties or cease operations, our business will be adversely affected and such effects may be material. In addition, the adverse impact of an unfavorable economy on consumers, including high unemployment rates, may adversely impact consumer spending, which would adversely impact demand for many end products in which our products are embedded. Any reduction in our customers' sales of their end-products, and/or any apprehension among our distributors and customers of a possible reduction in such sales, would likely cause an indirect negative impact on our own sales. Even prior to a widespread economic downturn, the related uncertainty and the market's fear of deteriorating conditions might cause our distributors and customers to place fewer orders for our products. Moreover, commodity prices may be more volatile in times of economic turmoil. High or volatile commodity prices increase the cost of doing business and adversely affect consumers' discretionary spending. As a result of the difficulty that businesses (including our customers) may have in obtaining credit and the decreased consumer spending that occurs during a recession, global economic turmoil (or uncertainty and apprehension over the possibility of economic turmoil), are likely to have an adverse impact from time to time on our business, financial condition, results of operations and cash flows and such effects may be material.

The trading price of our common stock has been and will likely continue to be volatile due to various factors, some of which are beyond our control, and each of which could adversely affect our stockholders’ value.

The trading price of our common stock is influenced by various factors, some of which are beyond our control, including, but not limited to:

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

As a result of these and other factors, the trading price for our common stock has been and will likely continue to be volatile.

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

We incur indebtedness to finance our operations and we have substantial amounts of outstanding indebtedness and debt service requirements. Our credit facility contains customary affirmative, negative and financial covenants, including a maximum total leverage ratio. Our ability to meet our payment and other obligations and covenants under our indebtedness depends on our ability to generate significant cash flow. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing (or any amended) credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations under any indebtedness we may incur from time to time. If we are not able to generate sufficient cash flow to service our debt obligations or meet required debt covenants, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. There is no assurance that we will be able to implement any of these alternatives on commercially reasonable terms, if at all. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under any indebtedness we owe. In addition, an inability to meet our payment obligations under any indebtedness may trigger a default, and possible acceleration of payment terms, under the applicable debt financing agreements.

Furthermore, the interest rate on certain of these instruments is tied to short term interest rate benchmarks including the Prime Rate and LIBOR. Interest rates have remained at historically low levels for a prolonged period of time. If the rate of interest we pay on our borrowings increases it would increase our debt-related expenditures.  There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing (or any amended) credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations (including any increased interest payment obligations) under any indebtedness we may incur from time to time.

The principal amount of our debt outstanding as of December 30, 2018 was $935.8 million which primarily included:

•	$476.3 million Term Loan B

•	$150 million of our 2% 2023 Exchangeable Notes

•	$287.5 million of our 4.5% 2022 Senior Exchangeable Notes and

•	$12 million of our 2% 2020 Spansion Exchangeable Notes

See Note 15 of the Notes to Consolidated Financial Statements for more information regarding our debt obligations.

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

Our ability to compete successfully in the rapidly evolving semiconductor industry depends on many factors, including:

•	our ability to successfully execute on our long term strategic corporate transformation initiatives, collectively known as our Cypress 3.0 initiatives;

•	our success in developing and marketing new products, software platforms and manufacturing technologies and bringing them to market on a timely basis;

•	the quality and price of our products, and our ability to meet the specification requirements of our customers;

•	the willingness of our customer base to absorb any increase in the price at which we sell our products;

•	the pace at which customers incorporate our products into their systems, as is sometimes evidenced by design wins;

•	the diversity of our product lines;

•	the cost effectiveness of our design, development, manufacturing, support and marketing efforts, especially as compared to our competitors;

•	our success in developing and introducing firmware in a timely manner;

•	our customer service and customer satisfaction;

•	our ability to successfully execute our flexible manufacturing strategy;

•	the number, strength and nature of our competitors, the markets they target and the rate and success of their technological advances;

•	the success of certain of our development activities including our investments in internal and external development stage startups;

•	our ability to get competitive terms with our vendors, manufacturing partners and suppliers;

•	general economic conditions;

•	the cyclical nature of the semiconductor industry;

•	our ability to maintain supply of products from third party manufacturers; and

•	our access to and the availability of working capital.

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

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. Demand for our products depends in large part on the continued growth of various electronics industries that use our products, including, but not limited to:

•	automotive applications including advanced driver assistance systems (ADAS), instrument clusters, infotainment systems, body electronics, connectivity, HVAC controls, event data recorders;

•	industrial systems including factory automation equipment, smart electric meters, aerospace, industrial controls, point-of-sale terminals and test equipment;

•	Wireless products including smart home applications, health and fitness, audio, automotive, medical and industrial devices;

•	consumer electronics including wearable electronics, smartphones and other mobile devices, gaming consoles, game-pads, remote controls, toys, presenter tools, TVs, set-top boxes and fitness equipment;

•	wireless telecommunications equipment;

•	computers and computer-related peripherals;

•	medical equipment; and

•	networking equipment.

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

We order materials and build our products based primarily on our internal forecasts, and customer and distributor forecasts and secondarily on existing orders, which may be canceled under many circumstances. Because our markets can be volatile, based on consumer demand and subject to rapid technological changes, our forecasts may be inaccurate, causing us to make too many or too few of certain products.

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

Increasing complexity generally requires additional features on a smaller chip. This makes manufacturing new generations of products substantially more difficult, costly and time consuming than prior generations.

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

Manufacturing semiconductors is a highly complex and precise process, requiring production in tightly controlled, clean-room environments. Even very small impurities in our manufacturing materials, defects in the masks used to print circuits on a wafer or other problems in the wafer fabrication process can cause a substantial percentage of products to be rejected and be non-functional. We and, similarly, our third-party foundry partners, may experience problems in achieving an acceptable success rate in the manufacture of wafers and the likelihood of facing such difficulties is higher due to our broad product portfolio and also in connection with the transition to new manufacturing methods. We may also experience manufacturing problems in our assembly and test operations (or the assembly and test operations of third-party partners) and in the introduction of new packaging materials. The interruption of wafer fabrication, a reduction in available wafer supply, the failure to achieve acceptable manufacturing yields, or the inability to achieve acceptable levels of quality and security in our products as expected by our customers, including our customers in the automotive industry, at any of our facilities, or the facilities of our third-party foundry partners, would seriously harm our business, financial condition and results of operations.

We are dependent on third parties to manufacture products, market products, distribute products, generate a significant portion of our product sales, fulfill our customer orders, and transport our products. Problems in the performance or availability of these companies could seriously harm our financial performance.

We rely significantly on independent contractors to manufacture our products, which includes wafer fabrication, assembly, packaging and testing.

In March 2017, we divested a wafer fabrication facility (commonly called a fab or foundry) located in Bloomington, Minnesota, which reduced our internal manufacturing capacity though we continue to outsource manufacturing services from this facility. The purchaser operates the fabrication facility as a stand-alone business that manufactures wafers for Cypress and for other semiconductor companies. Although this transaction reduced our manufacturing footprint, it increased our reliance on third-party suppliers. Accordingly, if the owner of this Bloomington fabrication facility is unable to effectively operate the facility, faces financial difficulty, or is otherwise unable to meet our product demands, our supply of components may be adversely affected. Such events could lead to difficulties in delivering products to our customers on time and have a negative impact on our revenue and financial results.

If market demand for our products exceeds our internal manufacturing capacity and available capacity from our foundry partners, we may seek additional foundry manufacturing arrangements. A shortage in foundry manufacturing capacity, which is more likely to occur at times of increasing demand, could hinder our ability to meet demand for our products and therefore adversely affect our operating results. Suppliers may extend lead times, limit supplies or increase prices due to commodity price increases, capacity constraints or other factors, which may lead to supply interruptions which could materially harm our results of operations. In addition, greater demand for wafers produced by any such foundries without an offsetting increase in foundry capacity raises the likelihood of potential shortages and wafer price increases. Our operations would be disrupted if any of our foundry partners terminates its relationship with us, delays its shipments to us, or experiences financial difficulty and we are unable to arrange a satisfactory alternative to fulfill customer orders on a timely basis and in a cost-effective manner. There are also only a few foundry vendors that have the capabilities to manufacture our most advanced products. If we need to engage alternate sources of supply, such sources may be unavailable on commercially reasonable terms, or at all. Supply chain changes in the semiconductor industry are complicated, time-consuming, and costly and may disrupt longstanding business relationships that are otherwise advantageous. Due to the difficulty of engaging alternate sources of supply, if any of our key manufacturing facility partners experiences financial difficulties, we may accelerate purchases or commit to increase our purchases in order to build up inventories as a precautionary measure; however, this approach might increase our inventory carrying costs and expose us to inventory risks. Even if we are able to engage alternate sources of supply, we may encounter start-up difficulties or yield issues or incur additional costs. Shipments could be delayed significantly while these alternate sources are engaged and qualified for volume production.

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

We also rely on channel partners, including distributors, resellers, and third-party sales representatives. We continue to expand and change our relationships with our channel partners. Worldwide sales through our distributors accounted for approximately 72% of our revenue in fiscal year 2018. We rely on many channel partners to assist us in creating customer demand, providing technical support and other value-added services to our customers, filling customer orders, and stocking our products. We face ongoing business risks due to our reliance on our channel partners to create and maintain customer relationships where we have a limited or no direct relationship. Should our relationships with our channel partners or their effectiveness decline, or as we choose to terminate some channel partner relationships from time to time, we face the risk of declining demand which could affect our revenue and results of operations. Such decline could be short-term, as we work to build in-house capacity or otherwise replace the affected channel partners, or long-term if the replacements are less efficient at accessing end customers. In addition, some of our channel partners are affiliated with companies from which we source materials or with which we have other business relationships, so any deterioration in our dealings with such a channel partner may disrupt the broader relationship. Our contracts with our distributors may be terminated by either party upon notice. The termination of a significant distributor, reseller, or sales representative could (a) impact our revenue and limit our access to certain end customers, (b) result in the return of a material amount of inventory held by a terminated distributor or reseller that we may not be able to resell or have to resell at a loss, and (c) jeopardize our ability to collect accounts receivable originating through a terminated distributor or reseller. In addition, our distributors are located all over the world and vary in size and financial strength. Any disruptions to our distributors’ operations such as lower sales, lower earnings, debt downgrades, the inability to access capital markets and/or higher interest rates could have an adverse impact on our business.

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

Finally, our customers source a variety of materials from various suppliers in addition to Cypress. The failure by third-party suppliers to meet our customers' materials requirements on a timely basis could negatively impact our customers' manufacturing schedules and reduce or delay our customers' demand for our products. For example, in 2018 a shortage of multi-layer ceramic capacitors, or MLCCs (a necessary component on many printed circuit boards), created challenges for manufacturers in multiple end markets. To the extent our customers experience shortages of necessary materials, they may be forced to slow production of their end products, with a corresponding decline in the rate at which they purchase materials from us.

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

Failures in our products (including security vulnerabilities, defects or other errors) as well as harms caused by the devices in which our products are embedded could expose us to significant costs and damage our business.

We are subject to the risks of product defects and products liability. Our products are inherently complex and from time to time defects or errors are detected only after the products are in use. Product defects and errata (deviations from published specifications) may result from problems in our product design or our manufacturing and assembly and test processes. Components and products we purchase or license from third-party suppliers, or obtain through acquisitions, may also contain defects. The design process interface in new domains of technology and the migration to integrated circuit technologies with smaller geometric feature sizes are complex and add risk to the design and manufacturing process. The use of devices containing our products to access untrusted content can further create a risk of exposing our products to viral or malicious activities. While we continue to focus on security issues and are taking measures to safeguard our products from cybersecurity threats, (including maintaining a rapid response team to investigate and respond to reports of security vulnerabilities) device capabilities continue to evolve, enabling more data and processes and increasing the risk of security failures.

Under our sales terms, we generally warrant our products will conform to published specifications and be free from defects in materials and workmanship for a period of one year, and we limit product warranty remedies to a credit of the original purchase price, repair, or replacement. Although our selling terms generally disclaim such liability, we face a risk that we might be held liable for other remedies, including consequential damages resulting from errors or defects in our products, that exceed our standard warranty remedies.

Further, the utilization of our products (and our customers' devices in which our products are embedded) by end users entails other products liability risks. We could face risks if products that we design, manufacture, or sell, or that include our technology, cause personal injury or property damage, even where the cause is unrelated to defects or errata. These risks may increase where our products are used in medical devices or other devices or systems relating to human health and safety.

Because our products and services are responsible for critical functions in our customers’ products, defects or errata or security flaws in our products or services could have an adverse impact on us, on our customers and/or on the end users of our customers’ products. Such adverse impacts could include product liability claims; product recalls; write-offs of our inventories, property, plant and equipment and/or intangible assets; costs of providing product refunds, repairs, or replacements as well as reimbursements of customer costs; unfavorable purchase commitments; a shift of business to our competitors; a decrease in demand for our products; damage to our reputation and to our customer relationships; costs of litigation defense and and/or damages; fines imposed by regulatory agencies; and other financial liability or harm to our business. The materialization of any of these risks could have an adverse impact on our results of operations and cash flows.

System security risks, data protection or privacy breaches, cyber-attacks and systems integration issues could disrupt our internal operations and/or harm our reputation, and any such disruption or harm could cause a reduction in revenue, increase our expenses, negatively impact our results of operation or otherwise adversely affect our stock price.

Like most technology companies, we are subject to cyber-attacks from time to time. We face a risk that experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential and proprietary information, potentially without being detected. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, manufacturing, distribution or other critical functions.

We manage and store various proprietary information and sensitive or confidential data relating to our business on internal networks as well as on remote internet-connected third-party servers (sometimes called the "cloud"). Breaches of our security measures or those of our cloud services providers could create system disruptions or cause shutdowns or result in the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Portions of our IT infrastructure also experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time, which may have a material impact on our business. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive than originally anticipated. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions have adversely affected us in the past, and in the future, could adversely affect our financial results, stock price and reputation.

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

We are subject to income and other taxes in the United States and various foreign jurisdictions. Our tax liabilities are affected by the amounts we charge in intercompany transactions for inventory, services, licenses, funding and other items. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with these intercompany transactions or other matters and may assess additional taxes or adjust taxable income on our tax returns as a result. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, uncertainties related to the interpretation of the Tax Cuts and Jobs Act of 2017 could materially impact our tax obligations and effective tax rate, as well as our business strategy and tax planning.

Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws. In addition, various tax legislation has been introduced or is being considered that could significantly impact our tax rate, the carrying value of deferred tax assets, or our deferred tax liabilities. For example, the Organization for Economic Cooperation and Development (the “OECD”) has recently recommended changes to numerous long-standing international tax principles. If countries amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact our tax liabilities. Any of these changes could affect our financial performance.

If the tax incentive or tax holiday arrangements we have negotiated in Malaysia and Thailand change or cease to be in effect or applicable, in part or in whole, for any reason, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income taxes we have to pay could significantly increase.

We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to the Company in various jurisdictions to encourage investment or employment. Each tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. The tax incentives are presently scheduled to expire at various dates within the next five years, subject in certain cases to potential extensions, which we may or may not be able to obtain. Absent these tax incentives, the corporate income tax rate in these jurisdictions that would otherwise apply to us would be between 20% and 30%. The tax incentives that we have negotiated are also subject to our compliance with various operating and other conditions. If we cannot, or elect not to, comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and we could be required to refund previously realized material tax benefits. Depending on the incentive at issue, we could also be required to modify our operational structure and tax strategy, which may not be as beneficial to us as the benefits provided under the present tax concession arrangements. Our interpretations and conclusions regarding the tax incentives are not binding on any taxing authority, and if our assumptions about tax and other laws are incorrect or if these tax incentives are substantially modified or rescinded we could suffer material adverse tax and other financial consequences, which could adversely affect our cash flows.

We have in the past and may in the future dispose of certain businesses, product lines or assets, which could adversely affect our results of operations and liquidity.

From time to time, we have divested certain businesses, product lines or assets, acquired or otherwise, that are no longer strategically important, and exited minority investments, and we may do so in the future, which could materially affect our cash flows and results of operations. If we decide to divest another business, product line, or assets, we may encounter difficulty in finding or completing such divestiture opportunity (or alternative exit strategy) on acceptable terms or in a timely manner. These circumstances could delay the achievement of our strategic objectives or cause us to incur additional expenses with respect to the business, product line or assets that we seek to dispose. In addition, any delay in the timing of a divestiture transaction may negatively impact our business operations or liquidity for a period of time. Alternatively, we may dispose of businesses, product lines, or assets at prices or on terms that are less favorable than we had anticipated. Even following a divestiture, we may be contractually obligated with respect to certain continuing obligations to customers, vendors, landlords, or other third parties. Accordingly, we may be dependent on the new owner (of such business, product line or manufacturing facility) to fulfill our continuing obligations to our customers. We may also have continuing obligations for pre-existing liabilities related to the divested assets or businesses. Such obligations may have a material adverse impact on our results of operations and financial condition. Any such dispositions could also result in disruption to other parts of our business, potential loss of employees or customers (especially if the new owner is unable or unwilling to assist us in fulfilling any continuing obligations to our customers), potential loss of revenue, negative impact on our margins, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. We may also incur significant costs associated with exit or disposal activities, related impairment charges, or both.

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

In October 2018, we signed a definitive agreement to enter into a joint venture arrangement with SK hynix system ic Inc, under which we will contribute our full portfolio of single-level cell NAND flash memories (along with $2.4 million in cash) to the venture. The transaction is intended to reduce our exposure to a highly commoditized product line that has traditionally been volatile with low gross margins. The joint venture agreement is subject to closing conditions, including applicable regulatory approvals, which are not assured. Although we currently expect the transaction to close in the first quarter of fiscal 2019, we face a risk that it might not close on a timely basis, or at all. If the joint venture fails to close, we will not realize its anticipated benefits, which might have an adverse effect on our results of operations and stock price. Further, when the transaction closes we will transition our customer orders for NAND flash memories to the joint venture. Although we expect to have influence over the joint venture's operations, it will not be under our control, and we might be unaware of, or unable to correct, operating or product issues if they develop. Any failure by the joint venture to satisfy customer expectations could adversely impact our own relationships with customers and/or the reputation of our brand. In addition, we cannot assure you that the joint venture will be profitable. The joint venture's governing documents will not require it to distribute its profits (if any) regularly, or at all (apart from a commitment to distribute to us our share of profit on a specified portion of sales through January 31, 2021). We therefore face a risk that our investment might not generate meaningful cash flows to re-invest, for example, in higher-margin areas of our business.
Our restructuring initiatives might not be successful.

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

We have made a financial commitment to certain investments in privately-held companies. There can be no guarantee that such businesses will perform as expected or at all, launch new products and solutions as expected or gain market acceptance. During the fourth quarter of fiscal 2018, we determined that our investment in Deca Technologies Inc., which is accounted for as an equity method investment, was other-than temporarily impaired due to significant delays in Deca's commercialization and achievement of scalable production of certain key products, and consequently we recognized an impairment charge of $41.5 million. Similarly, during the fourth quarter of fiscal 2017, we determined that our investment in another equity investee, Enovix Corporation, was other-than temporarily impaired as Enovix did not achieve certain key planned product development milestones, and consequently we recognized an impairment charge of $51.2 million. If these or any of our other privately-held companies fail to introduce new products and solutions or successfully develop new technologies, or if customers do not successfully introduce new systems or products incorporating the products or solutions offered by these businesses or if market demand for the products or solutions offered by these businesses do not materialize as anticipated or if these or any of our other privately-held companies are not able to raise capital to fund their operations, our business, financial condition and results of operations could be materially harmed as a result of impairment of the carrying value of our investments in such privately-held companies.

Acquisitions and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.

Acquisitions have been an important element of our overall corporate strategy and use of capital. We may from time to time evaluate and enter into discussions regarding a wide array of potential strategic transactions. These transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business, or technology has created, and may continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include, but are not limited to:

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

•
To the extent a purchase agreement includes a non-competition and/or non-solicitation commitment by the seller, any breach or expiration of such commitment may expose us to additional competition if the seller decides to re-enter the relevant market or attempts to hire back its employees.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We test goodwill for impairment annually, and more frequently when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2016, we conducted impairment testing on the goodwill in our legacy Programmable Solutions Division ("PSD") and recorded an impairment charge of $488.5 million. In addition, our other long-lived assets which include intangibles and property, plant and equipment are evaluated for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable. Either of these situations may occur for various reasons, including changes in actual or expected income or cash flow. During the fourth quarter of fiscal 2016, we reorganized our reportable segments as a result of which goodwill was reallocated to new segments. We continue to evaluate current conditions to assess whether any impairment exists. Additional impairments could occur in the future if any of the following occur: deterioration in market or interest rate environments, significant adverse changes in business climate, unanticipated competition, loss of key customers, changes in technology, declines in future cash flows of our reporting units, or material changes in reporting unit carrying values compared with changes in their respective fair values.

We compete with others to attract and retain key personnel, and any loss of, or inability to attract, such personnel would harm us.

To a greater degree than most non-technology companies, we depend on the efforts and abilities of certain key members of management and technical personnel to execute on the strategic initiatives of our business. Our future success depends, in part, upon our ability to retain such personnel and to attract and retain other highly qualified personnel, particularly skilled engineers. We compete for these individuals with certain of our competitors, other companies, academic institutions, government entities and other organizations. Competition for such personnel, particularly in the Silicon Valley, is intense and we may not be successful in hiring or retaining new or existing qualified personnel. Furthermore, changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations can also impair our ability to attract and retain qualified personnel. Equity awards are critical to our ability to hire and retain such key personnel, and any reduction in the price of our common stock (and accordingly the value of such equity awards) may reduce the willingness of key personnel to remain employed by the Company. In addition, we may also need to significantly increase our cash-based compensation to retain such personnel.

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

In October 2015, our Board of Directors approved a new share repurchase plan pursuant to which we are authorized to repurchase our common stock in an aggregate amount not to exceed $450 million. Although our Board of Directors has approved a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or number of shares. In addition, there can be no assurance that we will continue to repurchase shares of our stock in any particular amounts, or at all. The stock repurchase plan could affect the price of our stock and increase volatility and may be suspended or terminated at any time without prior notice and in compliance with legal and regulatory requirements, which may result in a decrease in the trading price of our common stock. Through the end the 2016 fiscal year, we repurchased a total of 29.5 million shares for a total cost of $239.2 million under the October 2015 stock repurchase plan. A substantial majority of these purchases were made prior to the start of our second quarter of 2016. In fiscal 2017, we did not repurchase any shares in the open market under the stock repurchase plan. In fiscal 2018, we repurchased 2.4 million shares for a total cost of $35 million including the Yield Enhancement Program ("YEP"). YEPs are short-term structured agreements, typically with maturities of 90 days or less, correlated to our stock price that can settle either in return of cash or delivery of our shares.

Any guidance that we may provide about our business or expected future results may differ significantly from actual results.

From time to time we have shared our views in press releases or SEC filings, on public conference calls and in other contexts about current business conditions and our expectations as to our future results of operations. Correctly identifying the key factors affecting business conditions and predicting future events is inherently an uncertain process, especially in uncertain economic times. Given the complexity and volatility of our business, our analysis and forecasts have in the past and will likely in the future, prove to be incorrect. We offer no assurance that such predictions or analysis will ultimately be accurate, and investors should treat any such predictions or analysis with appropriate caution. If any analysis or forecast that we make ultimately proves to be inaccurate, our stock price may be adversely affected.

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

The protection of our intellectual property rights is essential to keeping others from copying the innovations that are critical to our existing and future products. It may be possible for an unauthorized third party to reverse-engineer or decompile our software products. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be respected by third parties. Furthermore, our flexible manufacturing initiative requires us to enter into technology transfer agreements with external partners, providing third-party access to our intellectual property and resulting in additional risk. In some cases, these technology transfer and/or license agreements are with foreign companies and subject our intellectual property to regulation in foreign countries which may afford less protection and/or result in increased costs to enforce such agreements or intellectual property rights. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. Consequently, we have in the past become involved and we may continue to be involved in litigation, in the United States or abroad, to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others or to defend against claims of invalidity. We may also from time to time continue to be involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. Patent litigation, if necessary or when instituted against us, could result in substantial costs and divert our management’s attention and resources.

Moreover, a key element of our strategy is to enter new markets with our products. If we are successful in entering these new markets, we will likely be subject to additional risks of potential infringement claims against us as our technologies are deployed in new applications and face new competitors. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights, particularly in certain international markets, making misappropriation of our intellectual property more likely. In August 2016, we entered into a series of agreements to divest a large number of older, legacy patents and we may in the future divest patents from time to time. The divestiture of patents may limit our ability to make certain legal claims, and to be successful, in future patent litigation.

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

We become involved in intellectual property litigation from time to time, which can be expensive and divert management attention and resources away from our business, and in which an adverse judgment or settlement may require us to pay substantial damages or prohibit us from using essential technologies.
Intellectual property litigation and threats of litigation are very common in our industry. Other companies or entities have commenced, and may again commence, actions seeking to establish the invalidity of our patents. While we intend to defend these actions vigorously, there is no guarantee of success, and such effort takes significant financial and time resources from the Company. In the event that one or more of our patents are challenged, a court or the United States Patent and Trademark Office (USPTO) may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If our patents are invalidated, or if the scope of the claims in any of these patents is limited by a court or USPTO decision, we could be prevented from pursuing certain litigation matters or licensing the invalidated or limited portion of such patents. Such adverse decisions could negatively impact our future, expected revenue.

Intellectual property litigation is frequently expensive to both the winning party and the losing party and could take up significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could find that our intellectual property rights are invalid, enabling our competitors to use our technology, or require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. In addition, in August 2016, we entered into a series of agreements to divest a large number of older, legacy patents and we may in the future divest patents from time to time. The divestiture of patents may limit our ability to make certain legal claims, and to be successful, in future patent litigation. For these and other reasons, intellectual property litigation could seriously harm our business, financial condition and results of operations. Also, although in certain instances we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may be unable to obtain such a license on reasonable terms or at all. Even though we may have meritorious defenses and claims and defend and pursue such claims vigorously, all litigation is subject to inherent uncertainties and may negatively impact our business.

The accumulation of changes in our shares by “5-percent stockholders” have in the past and could again trigger an ownership change for U.S. income tax purposes, in which case our ability to utilize our net operating losses would be limited and therefore impact our future tax benefits.

We are a publicly traded company and our stockholders can change on a daily basis. These changes are beyond our control. The U.S. Internal Revenue Code (Section 382) restricts a company’s ability to benefit from net operating losses if a “Section 382 Ownership Change” occurs. An ownership change for purposes of U.S. tax law Section 382 may result from ownership changes that increase the aggregate ownership of “5-percent stockholders,” by more than 50 percentage points over a testing period, generally three years (“Section 382 Ownership Change”). We experienced a Section 382 Ownership Change upon our merger with Spansion Inc. ("Spansion") in March 2015. The resulting limitations accompanying the ownership change are reflected in our deferred tax assets with no permanent limitation in our ability to utilize our tax attributes.

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

Our settlement agreement with T.J. Rodgers, which resolved the 2017 proxy contest, expires on the date of our 2019 annual meeting of stockholders (or, if earlier, May 31, 2019).

Geopolitical uncertainty, and changes to international trade agreements, tariffs, import and excise duties, taxes, or other governmental rules and regulations could adversely affect our business and results of operations.

A majority of our revenue is generated from customers located outside the U.S. and a substantial portion of our assets and employees are located outside the U.S. Risks associated with international operations, any of which could have a material adverse effect on our business, liquidity, financial condition and/or results of operations, include:

•	political instability, and the possibility of a deteriorating relationship between the nations in which we do business and the United States;

•	the imposition of new or modified international trade restrictions, tariffs, import and excise duties or other taxes;

•	import and export requirements, including restrictions on sales to certain end customers;

•
restrictions on foreign ownership and investments, including potential intervention by the Committee on Foreign Investment in the United States (CFIUS) or by other applicable administrative review boards to block strategic transactions that might otherwise be in our shareholders’ interests;

•	restrictions on repatriation of cash earned in countries outside the U.S.;

•	changes in local political, economic, social and labor conditions;

•
a less developed and less certain legal and regulatory environment in some countries, which, among other things, can create uncertainty regarding contract enforcement, intellectual property rights and liability issues;

•	inadequate levels of compliance with applicable anti-bribery laws, including the Foreign Corrupt Practices Act, the UK Bribery Act of 2010; and

•
possible disruption of business relationships if any of the above risks disrupt our suppliers or customers' operations, or lead any of our suppliers or customers to relocate some portion of their international operations (for example, we might face a risk of delayed or lost sales if a customer were to move its manufacturing operations out of China due to concerns over tariffs or inadequate respect for intellectual property rights).

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

For example, our sales were impacted in the second quarter of 2018 when the U.S. Department of Commerce banned U.S. companies from providing exports to ZTE, a Chinese telecoms equipment manufacturer (which ban was subsequently lifted in the third quarter of 2018) in an export controls case. Similarly, general trade tensions between the U.S. and China escalated in 2018, with rounds of U.S. tariffs on Chinese goods taking effect in July, August, and September 2018 (some of which prompted retaliatory Chinese tariffs on U.S. goods). An additional U.S. tariff rate increase was scheduled to take effect on January 1, 2019 but was delayed in December 2018 and again in February 2019. government announced a 90 day delay as the two nations attempt to reach a trade agreement. Further rounds of tariffs have also been threatened by U.S. and Chinese leaders.

The current U.S. tariffs on China-origin goods and the related geopolitical uncertainty between the U.S. and China have caused, and may continue to cause, decreased demand for our products from distributors and other customers, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

•
The August and September 2018 rounds of U.S. tariffs apply to some of our products that are assembled in China and imported to the U.S. Specifically, the August round imposed a 25% tariff on integrated circuits and the September round imposed a 10% tariff on modules, which is scheduled to rise to 25% at the end of the delay period mentioned above, absent a resolution of the trade dispute. Products subject to the tariffs generated approximately 1.5% of our revenue for the fourth quarter of 2018. These current and any future tariffs imposed by the U.S. on products assembled in China that we sell in the U.S. could negatively impact our U.S. sales.

•
The August round of U.S. tariffs also imposed a 25% duty on imports of China-origin integrated circuit wafers, which are among the components we include in our products. Although we import some such wafers for testing in the U.S., we then export them overseas for final assembly and/or distribution to customers. Accordingly, we have been able to avoid the wafer tariff to date by use of the "temporary import bond" (or TIB) process established by U.S. Customs, which requires that we separately track each wafer to ensure that, within one year of import, it is either re-exported or destroyed. If we fail to so track any such wafer, we would owe a double duty on the incoming shipment of which that wafer was a part. In addition, upon any such failure, U.S. Customs could (and upon repeated extreme failures U.S. Customs likely would) disallow further use of the TIB process, which would materially increase our production costs. In that case, we might be unable to secure alternate sources for wafers on a timely basis, or at all. In the semiconductor industry, supply chain changes are complicated, time-consuming, and costly, and may disrupt longstanding business relationships that are otherwise advantageous.

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

International revenues historically accounted for a significant portion of our total revenues. Our manufacturing, assembly, and test operations and certain finance operations located outside of the United States, as well as our international sales offices and design centers, face risks frequently associated with foreign operations including but not limited to:

•	currency exchange fluctuations;

•	the devaluation of local currencies;

•	political instability, and the possibility of a deteriorating relationship between the nations in which we operate and the United States;

•	labor issues, including collective bargaining agreements;

•	the impact of natural disasters on local infrastructures and economies;

•	changes in local economic conditions;

•	import and export controls;

•	potential shortage of power supply;

•	potential violations by our international employees or third party agents of international or U.S. laws relevant to foreign operations (such as FCPA, UK Bribery Act of 2010); and

•	changes in tax laws, tariffs and freight rates.

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

Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the new European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to many of our products and services that provide service in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union. It requires, for example, that we implement measures to change our service or limit access to our service for minors under the age of 16 for certain countries in Europe that maintain the minimum age of 16 under the GDPR. We are also required to obtain consent and/or offer new controls to existing and new users in Europe before processing data for certain aspects of our service. The GDPR similarly regulates our processing of personal data of European employees, European customers, European sales leads, and other European business contacts. The GDPR provides significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

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

We face risks related to "conflict minerals" reporting.

Our products contain materials that are subject to the SEC's conflict minerals reporting requirements. These requirements require companies to perform ongoing diligence, and to disclose and report whether or not such minerals in their products originate from the Democratic Republic of Congo and adjoining countries. We file such reports annually with the SEC on Form SD. Our relationships with customers and suppliers may be adversely affected if we are unable to describe our products as conflict-free. Additionally, our costs may increase if one or more of our customers demand that we change the sourcing of materials we cannot identify as conflict-free.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our worldwide operations could be adversely affected if disrupted for any reason, including natural disasters such as earthquakes, tsunamis, floods, hurricanes, typhoons, telecommunication or information technology system failures, regulatory or political issues, power or water shortages, fires, extreme weather conditions, medical epidemics or pandemics or other man- made disasters or catastrophic events. While we maintain business interruption insurance for our facilities, the level of coverage might not be sufficient to cover potential losses. Accordingly, the occurrence of any of these business disruptions for us or our third-party manufacturers, partners or customers could result in significant losses, seriously harm our revenue and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults known for seismic activity. The manufacture of product components, the final assembly of our products and other critical operations are concentrated in certain geographic locations, including the Philippines, Thailand, Malaysia, Japan, China and India. We also rely on major logistics hubs primarily in Asia to manufacture and distribute our products. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown. However, in the event of a major earthquake or other natural disaster or catastrophic event, our revenue, profitability and financial condition could suffer.

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

Our governing documents provide indemnities to our officers and directors for which we have purchased insurance. If material liabilities were to arise in excess of our insurance coverage, our financial condition and results of operations could be materially impacted.

Our certificate of incorporation, and by-laws require us to indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. If we were required to pay a significant amount on account of these liabilities, or such liabilities were not covered by insurance coverage, our business, financial condition and results of operations could be seriously harmed.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our executive offices are located in San Jose, California. The following table summarizes our primary properties as of the end of fiscal 2018:

Location	Square Footage	Primary Use
Owned:
United States:
San Jose, California	171,370	Administrative offices, research and development
Austin, Texas	1,294,000	Manufacturing, research and development and administrative offices
Lynnwood, Washington	67,000	Administrative offices, research and development
Asia:
Cavite, Philippines*	221,000	Manufacturing, research and development
Bangkok, Thailand	253,300	Manufacturing, research and development
Penang, Malaysia	175,900	Manufacturing, research and development and administrative offices

* Co-owned with local investor.

In fiscal 2018, we added 33,613 square feet of leased space for research and development, administrative, sales offices and design centers located in the United States, Asia and Europe. We believe that our current properties are suitable and adequate for our foreseeable needs. We may need to exit facilities as we continue to evaluate our business model and cost structure.

ITEM 3.	LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 21 of the Notes to Consolidated Financial Statements under Item 8, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders of Common Equity, and Performance Graph
Our common stock is listed on the Nasdaq Global Select Market under the trading symbol “CY."

As of February 20, 2019, there were approximately 1,261 registered holders of record of our common stock.
The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total returns of the Standard and Poor (“S&P”) 500 Index and the S&P Semiconductors Select Industry Index for the last five fiscal years:
* $100 invested on 12/29/13 in stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

Recent Sales of Unregistered Securities

On March 7, 2018, we entered into a privately negotiated agreement with a certain holder of 2% 2020 Spansion Exchangeable Notes ("Spansion Notes") to induce the extinguishment of $10 million of the remaining $22 million aggregate principal amount of Spansion Notes outstanding (the “Exchange Transaction”). Pursuant to the terms of the Exchange Transaction, we paid to such holder cash in the amount of $10 million representing the par value of the principal amount of Spansion Notes exchanged in the Exchange Transaction and delivered 1.4 million shares (the “Shares”) of our Common Stock, par value $0.01 per share, for the conversion value in excess of the principal amount of such Spansion Notes.  The Exchange Transaction was conducted as a private placement transaction and the Shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock Buyback Programs:
Approval of a $450 Million Stock Buyback Program
On October 20, 2015, our Board of Directors (the “Board”) approved a share repurchase plan pursuant to which we are authorized to repurchase our common stock in an aggregate amount not to exceed $450 million. The share repurchase program does not obligate us to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice and in compliance with legal and regulatory requirements.

Yield Enhancement Program (“YEP”):
In fiscal 2018, the Audit Committee approved a yield enhancement strategy intended to improve the yield on our available cash. As part of this program, the Audit Committee authorized us to enter into short-term yield enhanced structured agreements, typically with maturities of 90 days or less, correlated to our stock price. Under the agreements we have entered into to date, we pay a fixed sum of cash upon execution of an agreement in exchange for the financial institution’s obligations to pay either a pre-determined amount of cash or shares of our common stock depending on the closing market price of our common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our cash investment returned plus a yield substantially above the yield currently available for short-term cash investments. If the closing market price is at or below the pre-determined price, we will receive the number of shares specified at the agreement’s inception. As the outcome of these arrangements is based entirely on our stock price and does not require us to deliver either shares or cash, other than the original investment, the entire transaction is recorded in equity. The shares received upon the maturing of a yield enhancement structure are included in our “shares of common stock held in treasury” on the Consolidated Balance Sheets under Item 8.

There was no activity in our yield enhanced structured agreements during fiscal 2017 and 2016.
The table below sets forth information with respect to repurchases of our common stock made during fiscal 2016 and 2018 under this program, and the activity of our settled yield enhanced structured agreement during fiscal 2018. There were no repurchases of our common stock in fiscal 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchase Under the Plans or Programs
	(In thousands, except per-share amounts)
Repurchases in fiscal 2016:
January 4, 2016—April 3, 2016	23,822	$7.66	23,822	$210,968
April 4, 2016—July 3, 2016	4	$9.74	4	$210,931
July 4, 2016—October 2, 2016	2	$11.46	2	$210,913
October 3, 2016—January 1, 2017	7	$10.59	7	$210,844
Total repurchases in fiscal 2016	23,835		23,835	$210,844
Repurchases in fiscal 2018:
April 2, 2018—July 1, 2018	610	$16.38	610	$200,845
July 2, 2018—September 30, 2018	598	$16.73	598	$190,846
October 2018	300	$12.6	300	$187,065
November 2018	585	$13.52	585	$179,157
Total repurchases in fiscal 2018	2,093		2,093	$179,157
Yield enhancement program in fiscal 2018
October 1, 2018—December 30, 2018	250	$13.37	250	$175,815
Total repurchases under this program	31,836		31,836

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of

Operations under Part II, Item 7, and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements under Part II, Item 8:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017 (2)	January 3, 2016 (2)	December 28, 2014 (2)
		(in thousands, except per-share amounts)
Consolidated Statement of Operations Data:
Revenues	$2,483,840	$2,327,771	$1,923,108	$1,607,853	$725,497
Operating income (loss)	164,428	78,093	(608,738)	(323,330)	$22,873
Net income (loss) (1)	354,831	(80,783)	(683,877)	(367,563)	$16,518
Net (gain) loss attributable to non-controlling interest, net of taxes	$(239)	$(132)	$643	$2,271	$1,418
Net income (loss) attributable to Cypress	$354,592	$(80,915)	$(683,234)	$(365,292)	$17,936

Net income (loss) attributable to Cypress per share—basic	$0.99	$(0.24)	$(2.14)	$(1.21)	$0.11
Net income (loss) attributable to Cypress per share—diluted	$0.95	$(0.24)	$(2.14)	$(1.21)	$0.11

Dividends per share:
Declared	$0.44	$0.44	$0.44	$0.44	$0.44
Paid	$0.44	$0.44	$0.44	$0.44	$0.44
Shares used in net income (loss) per-share calculation:
Basic	359,324	333,451	319,522	302,036	159,031
Diluted	372,178	333,451	319,522	302,036	169,122

	As of
	December 30, 2018	December 31, 2017	January 1, 2017 (4)	January 3, 2016 (4)	December 28, 2014
		(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$285,720	$151,596	$121,144	$227,561	$118,812
Working capital (1)	$396,208	$147,854	$191,486	$326,114	$37,479
Total assets (1)	$3,693,215	$3,537,050	$3,871,871	$4,004,261	$743,281
Debt (3)	$881,178	$983,816	$1,225,131	$688,265	$243,250
Stockholders’ equity (1)	$2,117,039	$1,817,592	$1,892,752	2,716,423	$201,865

(1)
Our Consolidated Financial Statements include the financial results of Spansion beginning March 12, 2015 and the financial results of the wireless IoT business acquired from Broadcom beginning July 5, 2016. The comparability of our results for the years ended December 30, 2018, December 31, 2017, January 1, 2017, and January 3, 2016 to the prior year is significantly impacted by these transactions.

(2)
During the fourth quarter of fiscal 2014, we started recognizing revenue for sales to certain distributors at the time of shipment (also referred to as "sell in" basis), as compared to when the products were resold by the distributor to the end customer, as we determined we could reliably estimate returns and pricing concessions on certain product families and with certain distributors. This change increased fiscal 2014 revenues by $12.3 million, net income by $6.2 million and net income per share, basic and diluted, by $0.04. The change increased 2015 revenue by $40.9 million and decreased net loss by $25.0 million and net income per share, basic and diluted, by $0.08. The change increased 2016 revenue by $59.2 million and decreased net loss by $19.5 million and net income per share, basic and diluted, by $0.06. As at the end of fiscal 2016, 100% of the distribution revenue had been converted to the sell-in basis of revenue recognition.

(3)
The debt, net of costs, in fiscal year 2018 primarily included $467.9 million related to our Term Loan B, $135.1 million related to our 2% 2023 Exchangeable Notes, $256.7 million related to our 4.5% 2022 Senior Exchangeable Notes, and $11.4 million related to our 2% 2020 Spansion Exchangeable Notes. The debt, net of costs, in fiscal year 2017 primarily included $90.0 million related to our Senior Secured Revolving Credit Facility, $495.4 million related to our Term Loan B, $131.4 million related to our 2% 2023 Exchangeable Notes, $246.6 million related to our 4.5% 2022 Senior Exchangeable Notes, and $20.4 million related to our 2% 2020 Spansion Exchangeable Notes. The debt, net of costs, in fiscal year 2016 primarily included $332.0 million related to our Senior Secured Revolving Credit Facility, $95.0 million related to our Term Loan A, $444.4 million of Term Loan B, $287.5 million related to our 4.5% 2022 Senior Exchangeable Notes, and $150 million related to our 2% 2020 Spansion Exchangeable Notes. The debt, net of costs, in fiscal year 2015 primarily included $449.0 million related to our Senior Secured Revolving Credit Facility, $97.2 million related to our Term Loan A, $150.0 million related to our 2% 2020 Spansion Exchangeable Notes, $7.2 million related to our capital leases and $3.0 million related to our equipment loans. The debt in fiscal year 2014, net of costs, primarily included $227.0 million related to our Senior Secured Revolving Credit Facility, $10.3 million related to our capital leases, and $5.9 million related to our equipment loans. See Note 15 for more information on Credit Facility and other debt.

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
EXECUTIVE SUMMARY
General
Cypress Semiconductor Corporation (together with its consolidated subsidiaries, "Cypress", "the Company", "we" or "us") manufactures and sells advanced embedded system solutions for automotive, industrial, consumer and enterprise end markets. Cypress’ microcontroller, analog ICs, wireless and wired connectivity solutions and memory products help engineers design differentiated products and help with speed to market. Cypress is committed to providing customers with quality support and engineering resources.

The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to December 31. Fiscal years 2018, 2017 and 2016 each contained 52 weeks.

Mergers, Acquisitions and Divestitures

Joint Venture with SK hynix system ic Inc. ("SKHS")
On October 23, 2018, we entered into an agreement whereby we will transfer our NAND business to a JV with SKHS. The transaction is subject to customary closing conditions and regulatory approvals. We presently expect that the transaction will be completed in the first quarter of fiscal 2019. In addition to our NAND Flash business, we will contribute $2.4 million in cash towards the equity of the JV. We will own 40% of the JV’s common stock. The NAND business is presently reported as part of the MPD segment. We recognized $167.3 million, $168.1 million and $180.5 million in revenue from the NAND business for the years ended December 30, 2018, December 31, 2017 and January 1, 2017.

Sale of Cypress Minnesota Incorporated

In fiscal 2017, we completed the sale of our wafer fabrication facility in Minnesota for gross proceeds of $30.5 million.

Investment in Deca Technologies Inc.

On July 29, 2016, Deca Technologies Inc. ("Deca"), our majority owned subsidiary entered into a share purchase agreement, whereby certain third-party investors purchased 41.1% of the shares outstanding at that time for an aggregate consideration of approximately $111.4 million. Concurrently, Deca repurchased certain of its preferred shares from us.

After giving effect to the above transactions, our ownership in Deca was reduced to 52.2% as at July 29, 2016. As a consequence of the substantive rights afforded to third-party new investors in the share purchase agreement, including, among other things, participation on the Board of directors of Deca, approval of operating plans and approval of indebtedness, we determined that we no longer have the power to direct the activities of Deca that most significantly impact Deca's economic performance. However, as we continue to have significant influence over Deca's financial and operating policies, effective July 29, 2016, our investment in Deca is being accounted for as an equity method investment and financial results of Deca are no longer being consolidated.

Acquisition of Broadcom Corporation’s Internet of Things business (“wireless IoT business”)

On July 5, 2016, we completed the acquisition of certain assets primarily related to the wireless IoT business of Broadcom pursuant to an Asset Purchase Agreement with Broadcom Corporation, dated April 28, 2016, for a total consideration of $550 million.

Our consolidated financial statements include the financial results of the wireless IoT business acquired from Broadcom beginning July 5, 2016. The comparability of our results for the years ended December 30, 2018 and December 31, 2017 to the prior year is significantly impacted by this transaction.

Business Developments

Business Segments

We continuously evaluate our reportable business segments in accordance with the applicable accounting guidance. Consistent with the year ended December 31, 2017, the Company operates under two reportable business segments, MPD and MCD, for the year ended December 30, 2018.
RESULTS OF OPERATIONS
Revenues
Our total revenues increased by $156.1 million, or 6.7%, to $2,483.8 million for the year ended December 30, 2018 compared to the prior fiscal year. For the year ended December 30, 2018, the increase was primarily driven by strength in automotive and wireless connectivity, microcontrollers, and memory products.
Revenue for the year ended December 31, 2017 benefited from our acquisition of the IoT business of Broadcom, as compared to the prior year which included such sales only for a partial period post acquisition.
The following table summarizes our consolidated revenues by segments:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
		(In thousands)
MCD	$1,474,442	$1,409,265	$994,482
MPD	1,009,398	918,506	928,626
Total revenues	$2,483,840	$2,327,771	$1,923,108

Microcontroller and Connectivity Division:
Revenues recorded by MCD increased in fiscal 2018 by $65.2 million, or 4.6%, compared to fiscal 2017. The increase was primarily driven by growth in our microcontrollers, wired and wireless connectivity and automotive products. MCD revenue during fiscal 2018 benefited from volume increases as a result of new program ramps at certain customers.

Revenues recorded by MCD increased in fiscal 2017 by $414.8 million, or 41.7%, compared to fiscal 2016. We acquired the wireless IoT business acquired from Broadcom on July 5, 2016. Consequently, fiscal 2016 revenue included the results of the wireless IoT business for only a partial year. Additionally, MCD revenues increased in fiscal 2017 as compared to fiscal 2016, due to increased revenue from our wired and wireless connectivity and microcontrollers products.
Memory Products Division:
Revenues recorded by MPD increased in fiscal 2018 by $90.9 million, or 9.9% compared to fiscal 2017. The increase was primarily due to growth in revenue from the Flash memory products. MPD revenue increased over fiscal 2017 primarily due to a shift in product mix towards high density NOR products, as well as an increase in revenue on NAND products.

Revenues recorded by MPD decreased in fiscal 2017 by $10.1 million, or 1.1% compared to fiscal 2016. The decrease was primarily due to declines in revenue from memory products. MPD revenue decreased over fiscal 2016 due to a decline in revenue from NAND products offset by strength in revenue from NOR products.

Gross Profit & Margin

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
		(In thousands)
Revenues	$2,483,840	$2,327,771	$1,923,108
Less: Cost of revenues	$1,552,385	$1,545,837	$1,464,612
Gross profit	931,455	781,934	458,496
Gross margin (%)	37.5%	33.6%	23.8%

Our gross margin improved from 33.6% in fiscal 2017 to 37.5% in fiscal 2018. The primary drivers of the improvement in gross margin were higher fab utilization, which increased from 74.2% for the year ended December 31, 2017 to 81.2% for the year ended December 30, 2018; a reduction in the cost of certain products; a shift in the product mix towards higher density memory products and a decrease in commoditized products; and ramping of new products at favorable margins.

Additionally, there was a reduction in write-downs of carrying value of inventory for the year ended December 30, 2018 as compared to the prior year. Write-down of inventories for the year ended December 30, 2018 was $22.3 million as compared to $34.5 million for the year ended December 31, 2017. Write-down of inventories unfavorably impacted our gross margin by 0.9% and 1.5% for the year ended December 30, 2018 and for the year ended December 31, 2017, respectively. Sale of inventory that was previously written off or written down aggregated to $19.5 million and $31.6 million in fiscal 2018 and fiscal 2017, respectively, which favorably impacted our gross margin by 0.8% and 1.4%, respectively.
Included in the cost of revenues are restructuring costs of $3.3 million and $0.6 million for fiscal 2018 and fiscal 2017, respectively. The increase in restructuring costs is primarily due to the 2018 Plan (as defined below), which we began implementing in the first quarter of 2018.
Included in cost of revenues is the amortization of intangible assets of $196.0 million and $175.0 million for fiscal 2018 and fiscal 2017, respectively. The increase of the amortization of intangible assets is mainly due to the increase of in-process research and development ("IPR&D") projects capitalized during the year.
Included in cost of revenues in fiscal 2018 is the impairment of assets held for sale of $10.9 million as a result of entering into a definitive agreement to divest the NAND products business to a joint venture with SKHS in October 2018.
Our gross margin improved from 23.8% in fiscal 2016 to 33.6% in fiscal 2017. The primary drivers of the improvement in gross margin were sales from the acquired wireless IoT business, which were accretive to our gross margin in 2017, higher fab utilization, which increased from 56.0% for the year ended January 1, 2017 to 74.2% for the year ended December 31, 2017, and a reduction in the cost of certain products and ramping of new products at accretive margins. This was partially offset by higher write downs of carrying value of inventory during the year ended December 31, 2017 as compared to the same prior year period. Write-down of inventories for the year ended December 31, 2017 was $34.5 million as compared to $25.3 million for the year ended January 1, 2017. Write-down of inventories unfavorably impacted our gross margin by 1.5% and 1.3% for the year ended December 31, 2017 and for the year ended January 1, 2017, respectively. Sale of inventory that was previously written off or written down aggregated to $31.6 million and $65.7 million in fiscal 2017 and fiscal 2016, respectively, which favorably impacted our gross margin by 1.4% and 3.4%, respectively. Included in the cost of revenues are restructuring costs of $0.5 million and $1.4 million for the fiscal 2017 and fiscal 2016, respectively. During fiscal 2016, we recognized $33.9 million of impairment charges related to two IPR&D projects that were canceled due to certain changes in our long-term product portfolio strategy during fiscal 2016. In addition, we recorded an impairment charge of $37.2 million related to the sale of our wafer manufacturing facility located in Bloomington, Minnesota, as well as a building in Austin, Texas during fiscal 2016, to reflect the estimated fair value, net of cost to sell these assets. During fiscal 2017, we recorded a $1.2 million adjustment as a result of changes in certain estimates related to these assets, resulting in a reduction of operating expense.
Research and Development ("R&D")

Our R&D efforts are focused on the development and design of new semiconductor products and design methodologies, as well as the continued development of advanced software platforms. Our R&D organization works with our manufacturing facilities, suppliers and customers to improve our semiconductor designs and lower our manufacturing costs.

Our R&D groups conduct ongoing efforts to reduce design cycle time and increase first pass yield through structured re-use of intellectual property blocks from a controlled intellectual property library, development of computer-aided design tools and improved design business processes. Design and related software development work primarily occurs at design centers located in the United States, Ukraine, Ireland, Germany, Israel, India, Japan and China.

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(In thousands)
R&D expenses	$363,996	$362,931	$347,131
As a percentage of revenues	14.7%	15.6%	18.1%

R&D expenditures increased by $1.1 million in fiscal 2018 compared to the prior year. The increase was mainly attributable to $5.4 million in increased labor costs mainly due to employee-related compensation expenses, $3.6 million increase in depreciation, and $1.8 million in licensing payments to certain vendors, partially offset by a $4.1 million in lower restructuring costs, $3.8 million decrease in deferred compensation expenses, and a $1.7 million decrease in stock-based compensation expenses.

R&D expenditures increased by $15.8 million in fiscal 2017 compared to fiscal 2016. The increase was mainly attributable to $40.3 million of expenses due to the wireless IoT business acquisition which was primarily comprised of $28.2 million of increase in labor costs due to increased headcount and an increase of $12.1 million in expensed assets. The above increases were partially offset by a $1.4 million decrease in stock-based compensation expense and a $23.1 million decrease in other R&D expenses, mainly due to reduction in labor costs due to Cypress 3.0 restructuring initiatives.
Selling, General and Administrative ("SG&A")

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
		(In thousands)
SG&A expenses	$403,031	$340,910	$720,103
As a percentage of revenues	16.2%	14.6%	37.4%

SG&A expenses increased by $62.1 million in fiscal 2018 compared to fiscal 2017. The increase was mainly due to an impairment of goodwill attributable to NAND of $65.7 million, a $9.1 million increase in restructuring costs, a $5.1 million increase in stock-based compensation, a $3.8 million increase in higher professional fee, a $3.4 million increase in advertising expenses and a $2.5 million increase in facilities expenses, partially offset by a $14.3 million decrease in shareholder litigation, a $7.9 million decrease in labor expenses, and a $5.0 million decrease in deferred compensation expenses.

SG&A expenses decreased by $379.2 million in fiscal 2017 compared to fiscal 2016. The decrease was mainly due to a goodwill impairment charge of $488.5 million related to our former PSD reporting unit, a $15.4 million decrease in acquisition cost related to the wireless IoT acquisition, a $6.1 million decrease in restructuring cost, a $5.0 million decrease in executive severance costs and a $10.0 million decrease in non-recurring costs, partially offset by a $112.8 million decrease in gain related to Deca Technologies (the gain was recorded in 2016), a $14.3 million increase in shareholder litigation and proxy related expenses, a $8.2 million increase in labor costs, a $5.4 million increase in wireless IoT business operating expenses, and an increase of $3.1 million in stock-based compensation expenses.
Interest expense
Interest expense for fiscal 2018 was $65.3 million and primarily represents interest payments due and amortization of debt discount and costs related to our 2% 2023 Exchangeable Notes, 4.5% 2022 Senior Exchangeable Notes, 2% 2020 Spansion Exchangeable Notes, and interest expense incurred on our Revolving Credit Facility, Term Loan B and other debt. In addition, of the $65.3 million, $5.2 million was related to the refinancing and write-off of debt issuance costs upon the debt amendment for Term Loan B and the extinguishment for the 2% 2020 Spansion Exchangeable Notes.
Interest expense for fiscal 2017 was $80.2 million and primarily represents interest payments due and amortization of debt discount and costs related to our 2% 2023 Exchangeable Notes, 4.5% 2022 Senior Exchangeable Notes, and 2% 2020 Spansion Exchangeable Notes, and interest expense incurred on our Revolving Credit Facility, Term Loan B and other debt. In addition, of the $80.2 million, $7.2 million was related to the debt extinguishment of the 2% 2020 Spansion Exchangeable Notes and Term Loan A.
Interest expense for fiscal 2016 was $55.2 million and represents interest payments due and amortization of debt discount and costs related to our 4.50% Senior Exchangeable Notes and 2% Senior Exchangeable Notes, and interest expense incurred on our revolving line of credit, Term Loan A, Term Loan B and other debt.
Refer to Note 15 of the Notes to Consolidated Financial Statements under Item 8 for more information about our credit facility and other debt.
Other Income (expense), Net
The following table summarizes the components of other income (expense), net:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
		(In thousands)
Interest income	$—	$568	$1,836
Changes in fair value of investments under the deferred compensation plan	(2,904)	6,087	2,326
Unrealized (loss) gain on marketable securities	—	—	325
Foreign currency exchange and other (losses) gains, net	(340)	(1,838)	(4,251)
(Loss) gain on sale of investments	351	—	(265)
Other	375	(549)	342
Other (expense) income, net	$(2,518)	$4,268	$313

Employee Deferred Compensation Plan

We have a deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-deferred basis. We do not make contributions to the deferred compensation plan and we do not guarantee returns on the investments. Participant deferrals and investment gains and losses remain as our liabilities and the underlying assets are subject to claims of general creditors. In fiscal 2018, 2017 and 2016, we recognized changes in fair value of the assets under the deferred compensation plan in "Other income (expense), net" of $(2.9) million, $6.1 million, and $2.3 million, respectively. The increase or decrease in the fair value of the investments relates to the increased or decreased performance of the portfolio on a year over year basis. Refer to Note 19 of the Notes to Consolidated Financial Statements under Item 8 for more information about our deferred compensation plan.
Share in Net Loss and Impairment of Equity Method Investees
We have been making investments in Enovix Corporation ("Enovix"), a privately held development stage company. Our investment holding comprised 24.8%, 41.2% and 46.6% of Enovix's equity at the end of fiscal 2018, 2017 and 2016, respectively. Since the fourth quarter of 2014 we have been accounting for our investment in Enovix using the equity method of accounting. During the fourth quarter of 2017, Enovix missed achieving certain key planned product development milestones. We considered various factors in determining whether to recognize an impairment charge, including the expectations of the investee's future cash flows and capital needs, the length of time the investee has been in a loss position, the ability to achieve milestones, and the near-term prospect of the investee and its exit strategy. Enovix’s estimated enterprise value is sensitive to its ability to achieve these milestones. Consequently, we concluded that our investment in Enovix had suffered an other-than-temporary impairment and we recorded a charge of $51.2 million.
In fiscal 2018, we did not record any share of losses recorded by Enovix. During fiscal 2017 and 2016, we recorded $8.7 million and $9.9 million, respectively, for our share of losses recorded by Enovix.
In the second quarter of fiscal 2016, we changed the basis of accounting for our investment in Deca Technologies Inc. ("Deca") to the equity method of accounting. As at the end of fiscal years 2018 and 2017, our investment comprised 52.5% of Deca's equity. During the fourth quarter of fiscal 2018, the Company determined that its investment in Deca, which is accounted for as an equity method investment, was other-than temporarily impaired due to to failure to achieve significant product development and testing milestones. We considered various factors in determining whether to recognize an impairment charge, including the expectations of the investee's future cash flows and capital needs, the length of time the investee has been in a loss position, the ability to achieve milestones, and the near-term prospect of the investee and its exit strategy. Deca’s estimated enterprise value is sensitive to its ability to achieve these milestones. Consequently, we recognized a charge of $41.5 million in order to write down the carrying amount of the investment to the estimated fair value of $65.1 million as at end of fiscal 2018. This write down was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.
During fiscal 2018 and 2017, we recorded $15.8 million and $11.8 million, respectively, for our share of losses recorded by Deca.
Income Taxes
We recorded an income tax benefit of $315.6 million in fiscal 2018, and income tax provisions of $11.2 million and $2.6 million in fiscal 2017 and 2016, respectively. The income tax benefit for 2018 was primarily due to a release of our valuation allowance previously maintained against certain deferred tax assets of $343.3 million, as discussed further below. The income tax expenses for fiscal 2017 and 2016 were primarily attributable to income taxes associated with our non-U.S. operations, partially offset by release of previously accrued taxes related to the lapsing of statutes of limitation.
A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. We regularly assess our valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. We consider all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. During the fourth quarter of 2018, the Company emerged from a cumulative loss position over the previous three years. The cumulative three-year pre-tax income is considered positive evidence which is objective and verifiable and thus received significant weighting. The continued pattern of income before tax, recent global restructuring executed in fiscal 2018 and projected future operating income in the U.S. was additional positive evidence. As a result, the Company released $343.3 million of the valuation allowance attributable to certain U.S. deferred tax assets during 2018.

Our effective tax rate varies from the U.S. statutory rate primarily due to a release of valuation allowance and earnings of foreign subsidiaries taxed at different rates. The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaties, and regulatory and judicial developments in the many countries in which we and our affiliates do business.
LIQUIDITY AND CAPITAL RESOURCES
Our Revolving Credit Facility has a capacity of $540 million. As of December 30, 2018, the Revolving Credit Facility was undrawn and provided a guarantee for one outstanding letter of credit for $1 million.
The following table summarizes our consolidated cash, cash equivalents and short-term investments and working capital:

	As of
	December 30, 2018	December 31, 2017	January 1, 2017
	(In thousands)
Cash, cash equivalents and short-term investments	$285,720	$151,596	$121,144
Working capital, net	$396,208	$147,854	$191,486

Key Components of Cash Flows

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands)
Net cash provided by operating activities	$471,700	$403,487	$217,419
Net cash used in investing activities	$(49,690)	$(14,429)	$(613,439)
Net cash provided by (used in) financing activities	$(287,886)	$(357,634)	$289,502

Fiscal 2018:
Operating Activities
Net cash provided by operating activities during fiscal 2018 was $471.7 million consisted of (in millions):

Net income	$354.8
Non-cash items
Stock-based compensation expenses	96.0
Depreciation and amortization	283.0
Impairment of assets held for sale	76.6
Loss on sale or retirement of property and equipment, net	7.5
Change in interest rate swaps	2.8
Share in net loss and impairment of equity method investees	57.4
Accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt	19.5
Release of valuation allowance	(343.3)
Loss on extinguishment of debt	5.2
Restructuring and other costs	16.1
Changes in operating asset and liability accounts	(103.9)
$471.7

The decrease in net cash due to changes in operating assets and liabilities during fiscal 2018 of $103.9 million was primarily due to the following:

•	an increase in accounts receivables of $23.8 million mainly due to an increase in revenue,

•	an increase in inventories of $20.8 million,

•	an increase in other current and long-term assets of $5.4 million,

•	a decrease in accounts payable and accrued and other liabilities of $36.7 million mainly due to timing of payments and payments related to restructuring activities,

•	a decrease in price adjustments and other distributor related reserved of $14.5 million, and

•	an increase in assets held for sale related inventories of $13.5 million due to the sale of NAND business.

Investing Activities

In fiscal 2018, we used approximately $49.7 million of cash in our investing activities primarily due to:

•	$68.9 million of cash used for property and equipment expenditures relating to purchases of certain laboratory and manufacturing facility equipment, partially offset by:

•	$5.8 million of cash received on the sales of property and equipment, and

•	$18.5 million of cash received related to our investments in privately held equity interests.

Financing Activities

In fiscal 2018, we used approximately $287.9 million of cash in our financing activities, primarily related to:

•	$157.4 million dividend payments,

•	net repayments of $90.0 million on the Senior Secured Revolving Credit Facility,

•	$35.6 million repayment of Term Loan B.

•	$35.0 million for stock repurchase,

•	$10.0 million repayment of 2% 2020 Spansion Exchangeable Notes, and

•	The above payments were partially offset by $40.7 million due to issuance of common stock.

Fiscal 2017:
Operating Activities

Net cash provided by operating activities during fiscal 2017 was $403.5 million consisted of (in millions):

Net income	(80.8)
Non-cash items
Stock-based compensation expenses	91.6
Depreciation and amortization	264.9
Gain on divestitures	(1.2)
Gain on sale or retirement of property and equipment, net	(1.2)
Share in net loss and impairment of equity method investees	71.8
Accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt	21.1
Loss on extinguishment of debt	7.2
Restructuring and other costs	9.0
Changes in operating asset and liability accounts	21.1
403.5

The increase in net cash due to changes in operating assets and liabilities during fiscal 2016 of $21.1 million was primarily due to the following:

•	a decrease in accounts payable and accrued and other liabilities of $59.0 million mainly due to timing of payments and payments related to restructuring activities,

•	an increase in price adjustments and other distributor related reserves of $19.1 million,

•	an increase in inventories of $14.3 million to support increased expected demand for IoT and other MCD products,

•	an increase in other current and long-term assets of $9.6 million, primarily due to timing of payments for certain licenses, and

•	an increase in accounts receivables of $37.0 million mainly due to an increase in revenue.

Investing Activities

In fiscal 2017, we used approximately $14.4 million of cash in our investing activities primarily due to:

•
$54.3 million of cash used for property and equipment expenditures relating to purchases of certain laboratory and manufacturing facility equipment and $9.3 million related to our equity method and cost method investments, partially offset by:

•	$35.5 million of cash received on the sale of the wafer manufacturing facility located in Bloomington, Minnesota and a building in Austin, Texas,

•	receipt of $10.0 million of previously escrowed consideration from the divestiture of our TrueTouch® mobile touchscreen business, and

•	$2.3 million of cash received on the sales of property and equipment.

Financing Activities

In fiscal 2017, we used approximately $357.6 million of cash in financing activities, primarily from:

•	$144.7 million in dividend payments,

•	net repayments of $242.0 million on the Revolving Credit Facility,

•	$128.0 million repayment of 2% 2020 Spansion Exchangeable Notes, and

•	$118.7 million repayment of Term Loan A and Term Loan B.

•	The above payments were partially offset by $91.3 million of borrowings under Term Loan B and $150.0 million of borrowing under 2% 2023 Exchangeable Notes.

Liquidity and Contractual Obligations
Summary of our debt balances is included below:

	December 30, 2018
	Principal amount outstanding	Less: Unamortized discount and issuance costs	Net carrying value outstanding
	(in thousands)
Term Loan B	476,310	8,391	467,919
2% 2020 Spansion Exchangeable Notes	11,990	552	11,438
4.5% 2022 Senior Exchangeable Notes	287,500	30,774	256,726
2% 2023 Exchangeable Notes	150,000	14,943	135,057
Capital Lease Obligation	$10,038	$—	$10,038
Total Debt	$935,838	$54,660	$881,178
Of the total principal amount outstanding, $6.9 million related to Term Loan B and capital lease obligation is classified in current liabilities as of December 30, 2018.

	December 31, 2017
	Principal amount outstanding	Less: Unamortized discount and issuance costs	Net carrying value outstanding
	(in thousands)
Senior Secured Revolving Credit Facility	$90,000	$—	$90,000
Term Loan B	511,924	16,541	495,383
2% 2020 Spansion Exchangeable Notes	21,990	1,615	20,375
4.5% 2022 Senior Exchangeable Notes	287,500	40,864	246,636
2% 2023 Exchangeable Notes	150,000	18,578	131,422
Total Debt	$1,061,414	$77,598	$983,816

Of the total principal amount outstanding, $27.3 million related to Term Loan B was classified in current liabilities as of December 31, 2017.

On March 12, 2015, we entered into an Amended and Restated Credit and Guaranty Agreement with Morgan Stanley Bank, N.A., as issuing bank, and other lenders (as amended, the "Credit Agreement"). The Credit Agreement establishes a credit facility (the "Credit Facility" or "Senior Secured Credit Facility") that includes a revolving loan facility (the "Revolving Credit Facility") and provides for the possibility of term loans.

The Revolving Credit Facility provides for $540 million of borrowing capacity, of which $450 million was available at December 31, 2017 and $540 million was available at December 31, 2018.

We believe that the liquidity provided by existing cash, cash equivalents and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. In addition, we may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives (including the acquisition of other companies) and provide us with additional flexibility to take advantage of other business opportunities that arise. As of December 30, 2018, we were in compliance with all of the financial covenants under the Senior Secured Credit Facility.
Refer to Note 15 of the Notes to Consolidated Financial Statements under Item 8 for more information on our debt obligations.

Contractual Obligations
The following table summarizes our contractual obligations as of December 30, 2018:

	Total	2019	2020 and 2021	2022 and 2023	After 2023
	(In thousands)
Purchase obligations (1)	$402,918	$169,033	$181,622	$52,263	$—
Operating lease commitments (2)	62,876	29,315	21,036	8,717	3,808
Capital lease commitments	10,038	1,687	3,397	3,513	1,441
2% 2023 Exchangeable Notes	150,000	—	—	150,000	—
4.5% 2022 Senior Exchangeable Notes	287,500	—	—	287,500	—
2% 2020 Spansion Exchangeable Notes	11,990	—	11,990	—	—
Term Loan B	476,310	5,051	471,259	—	—
Interest and commitment fee due on debt (3)	105,342	38,164	63,026	4,113	39
Asset retirement obligations	$5,916	$1,614	$3,966	$336	$—
Total contractual obligations	$1,512,890	$244,864	$756,296	$506,442	$5,288

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

(2)	Operating leases include payments in 2019 relating to Spansion's lease for which the Company has signed a termination agreement, see Note 11.

(3)	Interest and commitment fees due on variable debt is based on the effective interest rates as of December 30, 2018.

Capital Resources and Financial Condition
Our long-term strategy is to minimize the amount of cash required for operational purposes and to utilize the remaining amount of our cash investing in interest-bearing and highly liquid cash equivalents and debt securities, repayment of debt, the purchase of our stock through our stock buyback program and payments of regularly scheduled cash dividends. In addition, we may use excess cash to invest in strategic investments and partnerships and pursue acquisitions. Our investment policy defines three main objectives when buying investments: security of principal, liquidity, and maximization of after-tax yield. We invest excess cash in various financial securities subject to certain requirements including security type, duration, concentration limits, and credit rating profile.
As of December 30, 2018, a total cash and cash equivalents position of $285.7 million is available for use in current operations.
As of December 30, 2018, approximately 23.8% of our cash and cash equivalents are held outside of the United States. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.

In December 2017, we entered into fixed-for-floating interest rate forward swap agreements (expiring July 2021) with two counterparties starting from April 2018, to swap variable interest payments on our debt for fixed interest payments. The aggregate notional amount of these interest rate swaps was $300 million. The interest rate on the variable debt was fixed in December 2017 and became effective in April 2017.

On March 7, 2018, we entered into a privately negotiated agreement to induce the extinguishment of $10 million of the remaining $22 million of Spansion Notes outstanding. We paid the holders of the Spansion Notes cash for the aggregate principal of $10 million and delivered 1.4 million shares of common stock for the value in excess of the principal amount.

On March 12, 2018, we amended our Credit Agreement. The amendment reduces the applicable margins on the Revolving Credit Facility and Term Loan B. After giving effect to the amendment, the Term Loan B bore interest, at our option, at the base rate plus an applicable margin of 1.25% or the Eurodollar rate plus an applicable margin of 2.25%; and the Revolving Credit Facility bore interest, at our option, at the base rate plus an applicable margin of either 0.75% or 1.00%, depending on our secured leverage ratio, or the Eurodollar rate plus an applicable margin of 1.75% or 2.00%, depending on the Company's secured leverage ratio. The amendment removed the fixed charge coverage ratio financial covenants. In addition, for Term Loan B, the amendment removed the total leverage ratio covenant, changed the required amortization payments to 1% per annum, and waived the excess cash flow mandatory repayment for fiscal 2017.

On September 13, 2018, we again amended our Credit Agreement. The amendment reduces the applicable margin for Term Loan B. After giving effect to the amendment, Term Loan B will bear interest, at our option, at the base rate plus an applicable margin of 1.00% or the Eurodollar rate plus an applicable margin of 2.00%. In addition, for Term Loan B, the amendment waived the excess cash flow mandatory repayment for fiscal 2018. As part of the transaction we repaid $25.0 million of outstanding Term Loan B principal.

In October 2018, we entered into fixed-for-floating interest rate forward swap agreements starting in July 2021 with two counterparties to swap variable interest payments on expected future debt for fixed interest payments; these agreements will expire in December 2024. The aggregate notional amount of these interest rate swaps is $300 million.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Annual Report on Form 10-K and the data used to prepare them. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and we are required to make estimates, judgments and assumptions in the course of such preparation. Note 1 of the Notes to Consolidated Financial Statements under Item 8 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. On an ongoing basis, we re-evaluate our judgments and estimates including those related to revenue recognition, allowances for doubtful accounts receivable, inventory valuation, valuation of long-lived assets, goodwill and financial instruments, stock-based compensation, and settlement costs, and income taxes. We base our estimates and judgments on historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies that are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements are as follows:
Revenue Recognition:

On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. We adopted using the modified retrospective method applied to all contracts that were not completed contracts at the date of initial application (i.e., January 1, 2018). Results for reporting periods after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605.

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Sales of products with alternative use account for the majority of the Company's revenue and are recognized at a point in time.

Sales to certain distributors are made under arrangements that provide the distributors with price adjustments, price protection, stock rotation and other allowances under certain circumstances. These adjustments and allowances are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and reduce revenue recognized. The Company believes that there will not be significant changes to its estimates of variable consideration.

If the arrangement includes variable contingent consideration, the Company recognizes revenue over time if management can reasonably measure its progress or is capable of providing reliable information as required to apply an appropriate method of measuring progress.
Business Combinations:
We apply the provisions of Accounting Standards Codification 805, Business Combinations ("ASC 805"), in the accounting for acquisitions. It requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Operations. Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from our management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to: future expected cash flows from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Valuation of Inventories:
Management periodically reviews the adequacy of our inventory reserves. We record a write-down for our inventories which have become obsolete or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventories each quarter that considers multiple factors including demand forecasts, product life cycle status, product development plans and current sales levels. Inventory reserves are not released until the related inventory has been sold or scrapped. Our inventories may be subject to rapid technological obsolescence and are sold in a highly competitive industry. If there were a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to record additional write-downs, and our gross margin could be adversely affected.
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
Investments in equity interests
Investments in the stock of entities in which we exercise significant influence but do not own a majority equity interest or otherwise control are accounted for using the equity method and are included as equity method investments in our consolidated balance sheets. We record our share of the results of those companies within share in net loss and impairment of equity method investees in our consolidated statements of operations. Investments in privately held equity interests in which we do not exercise significant influence are accounted for using the cost method of accounting and are included in other long-term assets in our consolidated balance sheets.
We review our investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment. The determination of fair value of the investment involves considering factors such as current economic and market conditions, the operating performance of the entities including current earnings trends and forecasted cash flows, and other company and industry specific information.
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
We enter into cash flow hedges to protect non-functional currency revenues, inventory purchases and certain other operational expenses against variability in cash flows due to foreign currency fluctuations. Our foreign currency forward contracts that were designated as cash flow hedges have maturities between three and thirteen months. We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedge in other income (expense), net in the Consolidated Statements of Operations.
We enter into interest rate swaps to manage the variability in cash flow due to interest rate fluctuations. We evaluate hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and record any ineffective portion of the hedge in other income (expense), net in our Consolidated Statements of

Operations. Changes in the fair value of interest rate swaps that have been designated as hedging instruments are recognized in accumulated other comprehensive income (loss).
Refer to Note 12 of the Notes to Consolidated Financial Statements under Item 8 for further details on cash flow and balance sheet hedges.
Share-Based Compensation:
Under the fair value recognition provisions of the guidance, we recognize share-based compensation based on the grant date fair value of the award and recognize share-based compensation over the service period, which is usually the vesting period. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including measurement of the level of achievement of performance milestones, the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Through fiscal 2016, we estimated the expected forfeiture rate and only recognized the expense for those shares expected to vest. Beginning fiscal 2017, with the adoption of ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," we elected to recognize forfeitures as they occurred and adopted these changes using a modified retrospective approach, with a cumulative adjustment recorded to opening accumulative deficit. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.
Employee Benefit Plans:
In connection with the merger with Spansion, we assumed the Spansion Innovates Group Cash Balance Plan (a defined benefit pension plan) in Japan. A defined benefit pension plan is accounted for on an actuarial basis, which requires the selection of various assumptions such as turnover rates, discount rates and other factors. The discount rate assumption is determined by comparing the projected benefit payments to the Japanese corporate bonds yield curve as of the end of the most recently completed fiscal year. The benefit obligation is the projected benefit obligation (PBO), which represents the actuarial present value of benefits expected to be paid upon retirement. This liability is recorded in other long-term liabilities on the Consolidated Balance Sheets. Net periodic pension cost is recorded in the Consolidated Statements of Operations and includes service cost. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money associated with the passage of time on the PBO. Gains or losses resulting from a change in the PBO if actual results differ from actuarial assumptions will be accumulated and amortized over the future life of the plan participants if they exceed 10% of the PBO, being the corridor amount. If the amount of a net gain or loss does not exceed the corridor amount, it will be recorded to other comprehensive income (loss). See Note 19 of the Notes to Consolidated Financial Statements for further details of the pension plans.

Accounting for Income Taxes:

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. We regularly assess our valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. We consider all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. During the fourth quarter of 2018, the Company emerged from a cumulative loss position over the previous three years. The cumulative three-year pre-tax income is considered positive evidence which is objective and verifiable and thus received significant weighting. The continued pattern of income before tax, recent global restructuring executed in fiscal 2018 and projected future operating income in the U.S. was additional positive evidence. As a result, the Company released $343.3 million of the valuation allowance attributable to certain U.S. deferred tax assets during 2018.
Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 1 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

Our investment portfolio consists of a variety of financial instruments that expose us to interest rate risk, including, but not limited to, money market funds, and certificates of deposit. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate increase in interest rates would have a material effect on the fair market value of our portfolio.

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

In December 2017, we entered into fixed-for-floating interest rate forward swap agreements with two counterparties, starting from April 2018, to swap variable interest payments on our debt for fixed interest payments. These agreements will expire in July 2021. The objective of the swap was to effectively fix the interest rate at current levels without having to refinance the outstanding term loan, thereby avoiding the incurrence of transaction costs. Under these arrangements, the interest rate on the variable debt became fixed in April 2018. On January 3, 2018, we evaluated the hedge effectiveness of the interest rate swaps and have designated these swaps as hedging instruments. Upon designation as hedge instruments, future changes in fair value of these swaps will be recognized in accumulated other comprehensive income (loss). As of December 30, 2018, these swaps were designated as hedging instruments. As of December 30, 2018, the aggregate notional amount of these interest rate swaps was $300 million.

In October 2018, the Company entered into fixed-for-floating interest rate forward swap agreements starting in July 2021 with two counterparties to swap variable interest payments on expected future debt for fixed interest payments; these agreements will expire in December 2024. The objective of the swaps was to effectively fix the future interest rate at the level currently available to avoid the uncertainty in financing cost for a portion of debt due to future interest rate fluctuations. The aggregate notional amount of these interest rate swaps was $300 million. The Company has evaluated the hedge effectiveness of the interest rate swaps and has designated these swaps as cash flow hedges of debt with future changes in fair value of these swaps recognized in accumulated other comprehensive income (loss).

A one hundred basis point change in the contractual interest rates would change our interest expense for the Revolving Credit Facility and Term Loan B by approximately $1.8 million annually.

Our long-term operating results and cash flows may be materially affected to a significant degree by a sudden change in market interest rates.
Foreign Currency Exchange Risk

We operate and sell products in various global markets and purchase capital equipment using foreign currencies but our transactions are predominantly denominated in U.S. dollars. We are exposed to certain risks associated with changes in foreign currency exchange rates in Japanese yen and other foreign currencies.
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

We analyzed our foreign currency exposure, including our hedging strategies, to identify assets and liabilities denominated in other currencies. For those assets and liabilities, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. We have determined that there would be an immaterial effect on our results of operations from such a shift. Please see Note 12 of the Notes to Consolidated Financial Statements under Item 8 for details on the contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 30, 2018	December 31, 2017
ASSETS	(In thousands, except per-share amounts)
Current assets:
Cash and cash equivalents	$285,720	$151,596
Accounts receivable, net	324,274	295,991
Inventories	292,093	272,127
Assets held for sale	13,510	—
Other current assets	101,163	103,637
Total current assets	1,016,760	823,351
Property, plant and equipment, net	282,986	289,554
Goodwill	1,373,750	1,439,472
Intangible assets, net	490,590	715,120
Equity method investments	65,145	122,514
Deferred tax assets	339,679	4,293
Other long-term assets	124,305	142,746
Total assets	3,693,215	3,537,050
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	210,715	213,101
Accrued compensation and employee benefits	61,994	79,275
Price adjustments and other distributor related reserves	163,088	173,592
Dividends payable	39,748	38,741
Current portion of long-term debt	6,943	27,303
Other current liabilities	138,064	143,485
Total current liabilities	620,552	675,497
Income taxes payable	53,469	52,006
Credit facility and long-term debt	874,235	956,513
Other long-term liabilities	27,920	35,442
Total liabilities	1,576,176	1,719,458
Commitments and contingencies (Note 21)	—	—
Stockholder's Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 537,327 and 525,719 shares issued; 361,452 and 352,220 shares outstanding at December 30, 2018 and December 31, 2017, respectively	5,373	4,936
Additional paid-in-capital	5,636,099	5,659,612
Accumulated other comprehensive income (loss)	1,829	(1,362)
Accumulated deficit	(1,157,115)	(1,511,706)
Stockholders’ equity before treasury stock	4,486,186	4,151,480
Less: shares of common stock held in treasury, at cost; 175,875 and 173,499 shares at December 30, 2018 and December 31, 2017, respectively	(2,370,452)	(2,334,944)
Total Cypress stockholders’ equity	2,115,734	1,816,536
Non-controlling interest	1,305	1,056
Total equity	2,117,039	1,817,592
Total liabilities and equity	$3,693,215	$3,537,050
The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(In thousands, except per-share amounts)
Revenues	$2,483,840	$2,327,771	$1,923,108
Costs and expenses:
Cost of revenues	1,552,385	1,545,837	1,464,612
Research and development	363,996	362,931	347,131
Selling, general and administrative	403,031	340,910	720,103
Total costs and expenses	2,319,412	2,249,678	2,531,846
Operating income (loss)	164,428	78,093	(608,738)
Interest expense	(65,327)	(80,215)	(55,192)
Other (expense) income, net	(2,518)	4,268	313
Income (loss) before income taxes and non-controlling interest	96,583	2,146	(663,617)
Income tax benefit (provision)	315,618	(11,157)	(2,616)
Share in net loss and impairment of equity method investees	(57,370)	(71,772)	(17,644)
Net income (loss)	354,831	(80,783)	(683,877)
Net (gain) loss attributable to non-controlling interest, net of taxes	(239)	(132)	643
Net income (loss) attributable to Cypress	$354,592	$(80,915)	$(683,234)
Net income (loss) per share attributable to Cypress:
Basic	$0.99	$(0.24)	$(2.14)
Diluted	$0.95	$(0.24)	$(2.14)
Shares used in net income (loss) per share calculation:
Basic	359,324	333,451	319,522
Diluted	372,178	333,451	319,522

The accompanying notes are an integral part of these consolidated financial statements

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(In thousands)
Net income (loss)	354,831	(80,783)	(683,877)
Other comprehensive income (loss):
Net unrecognized gain on defined benefit plan	3,456	324	(1,214)
Net unrealized gain (loss) on cash flow hedges:
Net unrealized gain (loss) arising during the period	(644)	511	(5,186)
Net (gain) loss reclassified into earnings for revenue hedges	(37)	(4,634)	13,477
Net (gain) loss reclassified into earnings for expense hedges	(335)	10,586	(15,661)
Net gain reclassified into earnings for interest rate hedges	(162)	—	—
Provision for income tax	913	662	—
Net unrealized gain (loss) on cash flow hedges	(265)	7,125	(7,370)
Other comprehensive income (loss)	3,191	7,449	(8,584)
Comprehensive income (loss)	358,022	(73,334)	(692,461)
Comprehensive income (loss) attributable to non-controlling interest	(239)	(132)	643
Comprehensive income (loss) attributable to Cypress	$357,783	$(73,466)	$(691,818)

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Equity
	(in thousands, except share amounts)
Balances at January 3, 2016	481,912	$4,637	$5,613,574	$(227)	$(745,205)	149,636	$(2,148,193)	$(8,163)	$2,716,423

Net loss attributable to Cypress	—	—	—	—	(683,234)	—	—	—	(683,234)
Net unrealized loss on cash flow hedges	—	—	—	(7,344)	(2)		—	—	(7,346)
Unrealized loss on defined benefit pension plan	—	—	—	(1,240)	—	—	—	—	(1,240)
Changes in employee deferred compensation plan assets	—	—	—	—	—	—	(94)	—	(94)
Issuance of common shares under employee stock plans, net	15,143	100	48,166	—	—	—	—	—	48,266
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	887	(11,320)	—	(11,320)
Repurchase of common shares	—	—	—	—	—	22,949	(175,694)	—	(175,694)
Stock-based compensation	—	—	98,781	—	—	—	—	—	98,781
Issuance of 4.5% 2022 Senior Exchangeable Notes	—	—	47,686	—	—	—	—	—	47,686
Purchase of capped calls related to 4.5% 2022 Senior Exchangeable Notes	—	—	(8,165)	—	—	—	—	—	(8,165)
Dividend	—	—	(140,398)	—	—	—	—	—	(140,398)
Deconsolidation of Deca	—	—	—	—	—	—	—	6,838	6,838
Non-controlling interest	—	—	—	—	—	—	—	2,249	2,249
Balances at January 1, 2017	497,055	4,737	5,659,644	(8,811)	(1,428,441)	173,472	(2,335,301)	924	1,892,752

Net loss attributable to Cypress	—	—	—	—	(80,915)	—	—	—	(80,915)
Net unrealized loss on cash flow hedges	—	—	—	7,125	—	—	—	—	7,125
Unrealized gain on defined benefit pension plan	—	—	—	324	—	—	—	—	324
Changes in employee deferred compensation plan assets	—	—	—	—	—	—	477	—	477
Adoption of ASU 2016-09		—	2,350	—	(2,350)		—	—	—
Issuance of common shares under employee stock plans, net	11,316	26	47,245	—	—	—	—	—	47,271
Issuance of common shares upon conversion of 2% 2020 Exchangeable Notes	17,348	173	283,634	—	—	27	—	—	283,807
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	—	(120)	—	(120)
Stock-based compensation	—	—	90,261	—	—	—	—	—	90,261
Issuance of 2% 2023 Exchangeable Notes	—	—	15,028	—	—	—	—	—	15,028
Extinguishment of 2% 2020 Exchangeable Notes	—	—	(290,591)	—	—	—	—	—	(290,591)
Dividend	—	—	(147,959)	—	—	—	—	—	(147,959)
Non-controlling interest	—	—	—	—	—	—	—	132	132

Balances at Balances at December 31, 2017	525,719	4,936	5,659,612	(1,362)	(1,511,706)	173,499	(2,334,944)	1,056	1,817,592
Net income attributable to Cypress	—	—	—	—	354,592	—	—	—	354,592
Net unrealized loss on cash flow hedges and interest rate swaps	—	—	—	(265)	(1)	—	—	—	(266)
Unrealized gain on defined benefit pension plan	—	—	—	3,456	—	—	—	—	3,456
Changes in employee deferred compensation plan assets	—	—	—	—	—	—	20	—	20
Issuance of common shares under employee stock plans, net	10,206	412	40,230	—	—	33	(504)	—	40,138
Stock-based compensation	—	—	95,173	—	—	—	—	—	95,173
Issuance of common shares upon conversion of 2% 2020 Exchangeable Notes	1,402	14	25,152	—	—	—	—	—	25,166
Extinguishment of 2% 2020 Exchangeable Notes	—	—	(25,696)	—	—	—	—	—	(25,696)
Dividend	—	—	(158,372)	—	—	—	—	—	(158,372)
Repurchase of common shares	—	—	—	—	—	2,093	(31,681)	—	(31,681)
Yield enhancement structured agreements, net	—	—	—	—	—	250	(3,343)	—	(3,343)
Non-controlling interest	—	11	—	—	—	—	—	249	260
Balances at December 30, 2018	537,327	$5,373	$5,636,099	$1,829	$(1,157,115)	175,875	$(2,370,452)	$1,305	$2,117,039
 The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$354,831	$(80,783)	$(683,877)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expenses	95,965	91,581	98,513
Depreciation and amortization	282,985	264,905	265,922
Impairment of acquisition-related intangible assets	—	—	33,944
Impairment of assets held for sale	76,591	—	37,219
Impairment of goodwill	—	—	488,504
Gain on divestitures	—	(1,245)	—
Gain related to investment in Deca Technologies	—	—	(112,774)
(Gain) loss on sale or retirement of property and equipment, net	7,505	(1,165)	7,375
Change in interest rate swaps	2,848	—	—
Share in net loss and impairment of equity method investees	57,370	71,772	17,644
Accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt	19,513	21,091	13,139
Release of valuation allowance	(343,274)	—	—
Loss on trading securities	—	—	598
Loss on extinguishment of debt	5,169	7,246	—
Restructuring and other costs	16,128	8,997	27,235
Changes in operating assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	(23,836)	37,046	(41,022)
Inventories	(20,757)	14,327	(33,677)
Asset held for sale	(13,510)	—	—
Other current and long-term assets	5,379	9,629	(12,225)
Price adjustments and other distributor related reserves	(14,487)	19,067	100,389
Accounts payable and other liabilities	(36,720)	(58,981)	79,476
Deferred margin on sales to distributors	—	—	(68,964)
Net cash provided by operating activities	471,700	403,487	217,419
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,655)	—	(550,000)
Proceeds from maturities of available-for-sale investments	—	—	40,000
Proceeds from sales of available-for-sale investments	—	—	45,904
Purchases of available-for-sale securities	—	—	(80,202)
Net (contributions) distributions, net of distributions to deferred compensation plan	2,541	2,562	(1,857)
Acquisition of property, plant and equipment	(68,899)	(54,284)	(57,398)
Proceeds from sales of property and equipment	5,769	2,340	—
Investment in Deca Technologies Inc.	—	—	17,627
Cash paid for equity and cost method investments	—	(9,285)	(27,149)
Cash received on cost method investments	18,538	—	—

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(In thousands)
Proceeds from divestitures	—	45,500	—
Other investing	(4,984)	(1,262)	(364)
Net cash used in investing activities	(49,690)	(14,429)	(613,439)
Cash flows from financing activities:
Repurchase of common stock	(31,682)	—	(175,694)
Yield enhancement structured agreements settled in stock, net	(3,262)	—	—
Proceeds from employee stock-based awards	40,661	47,153	43,850
Payments of cash dividends	(157,364)	(144,749)	(141,410)
Purchase of capped calls	—	—	(8,165)
Repayment of equipment leases, loans and other	—	(112)	(11,061)
Borrowings under senior secured revolving credit facility	94,000	190,000	195,000
Borrowings under Term Loans	—	91,250	450,000
Repayments of senior secured revolving credit facility	(184,000)	(432,000)	(312,000)
Repayment of Term Loans	(35,614)	(118,701)	(10,625)
Financing costs related to debt	(625)	(12,475)	(27,893)
Payment for extinguishment of 2% 2020 Exchangeable Notes	(10,000)	(128,000)	—
Proceeds from issuance of Exchangeable Notes	—	150,000	287,500
Net cash provided by (used in) financing activities	(287,886)	(357,634)	289,502
Net increase (decrease) in cash and cash equivalents	134,124	31,424	(106,518)
Cash and cash equivalents, beginning of year	151,596	120,172	226,690
Cash and cash equivalents, end of year	285,720	151,596	120,172
Supplemental disclosures:
Dividends payable	$39,748	$38,741	$35,506
Cash paid for income taxes, net	9,080	6,576	8,288
Cash paid for interest	39,504	53,131	32,625
Unpaid purchases of property, plant and equipment	5,875	14,291	3,960

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Cypress Semiconductor Corporation (together with its consolidated subsidiaries, "Cypress" or the "Company") manufactures and sells advanced embedded system solutions for automotive, industrial, consumer and enterprise end markets. Cypress' microcontroller, analog integrated circles ("ICs"), wireless and wired connectivity solutions and memories help engineers design differentiated products and help them with speed to market. Cypress is committed to providing customers with support and engineering resources.

On July 5, 2016, the Company completed its acquisition of certain assets primarily related to the wireless Internet of Things business ("wireless IoT business") of Broadcom Corporation ("Broadcom") pursuant to an Asset Purchase Agreement with Broadcom, dated April 28, 2016, for a total consideration of approximately $550 million.

On July 29, 2016, Deca Technologies Inc. ("Deca"), a majority-owned subsidiary of the Company, entered into a share purchase agreement, whereby certain third-party investors purchased 41.1% of the shares outstanding on such date for an aggregate consideration of approximately $111.4 million. Concurrently, Deca repurchased certain of its preferred shares from the Company. As a result of these transactions, the Company began accounting for Deca as an equity-method investment effective July 29, 2016.

During the third quarter of fiscal 2017, the Company completed the sale of its wafer fabrication facility in Minnesota for gross proceeds of $30.5 million.

On August 14, 2018, the Company acquired an embedded software company focused on the Internet of Things (or "IoT") market for cash consideration of $3.0 million. The purchase consideration was allocated to acquired developed technology.

On October 23, 2018, the Company agreed to transfer its NAND business to a joint venture ("JV") with SK hynix systems ic Inc ("SKHS"). The transaction is subject to customary closing conditions and regulatory approvals. The Company presently expects that the transaction will be completed in the first quarter of fiscal 2019. In addition to our NAND flash business, the Company will contribute $2.4 million in cash towards the equity of the JV. The Company will own 40% of the JV’s common stock.

The comparability of results for the periods presented is significantly impacted by these transactions.

Basis of Preparation

The Company reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2018 ended on December 30, 2018, fiscal 2017 ended on December 31, 2017 and fiscal 2016 ended on January 1, 2017. Fiscal years 2018, 2017 and 2016 each contained 52 weeks.

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

Certain balances included on the Consolidated Balance Sheets and in the Consolidated Statements of Cash Flows for prior periods have been reclassified to conform to the current period presentation. Beginning fiscal year 2018, the Company allocated the amortization of acquisition-related intangible assets, restructuring costs and certain other expenses by function in the Consolidated Statements of Operations. The Consolidated Statements of Operations for the prior comparative periods have been reclassified to conform to the current period presentation as follows:

	Year Ended December 31, 2017
	As Previously Reported	Reclassification	As Adjusted
	(In thousands)
Cost of revenues	$1,370,309	$175,528	$1,545,837
Research and development	357,016	5,915	362,931
Selling, general and administrative	303,651	37,259	340,910
Amortization of intangible assets	195,304	(195,304)	—
Costs and settlement charges related to shareholder matter	14,310	(14,310)	—
Restructuring costs	9,088	(9,088)	—
Operating income	$78,093	$—	$78,093

	Year Ended January 1, 2017
	As Previously Reported	Reclassification	As Adjusted
	(In thousands)
Cost of revenues	$1,235,540	$229,072	$1,464,612
Research and development	331,175	15,956	347,131
Selling, general and administrative	317,362	402,741	720,103
Amortization of intangible assets	174,745	(174,745)	—
Restructuring costs	26,131	(26,131)	—
Impairment of acquisition-related intangible assets	33,944	(33,944)	—
Goodwill impairment charge	488,504	(488,504)	—
Gain related to investment in Deca Technologies	(112,774)	112,774	—
Impairment related to asset held for sale	37,219	(37,219)	—
Operating loss	$(608,738)	$—	$(608,738)

Cash Equivalents and Investments

Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash in the bank, cash equivalents, debt investments, foreign exchange hedges, interest rate swap obligations, trade accounts receivable and the capped calls. The Company’s investment policy requires cash investments to be placed with high-credit quality institutions and limits the amount of credit exposure with any one issuer. The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company mitigates its exposure to credit risk to the extent that its counterparties for hedging transactions may be unable to meet the terms of the transactions. The Company mitigates this risk by diversifying and limiting its counterparties to major financial institutions.

Outstanding accounts receivable from one of the Company’s distributors accounted for 25% and 28% of the consolidated accounts receivable as of December 30, 2018 and December 31, 2017, respectively.

Revenue generated through two of the Company's distributors, accounted for 18% and 14%, respectively, of Company's consolidated revenues for fiscal 2018.

Revenue generated through two of the Company’s distributors, accounted for 20% and 13%, respectively, of the consolidated revenues for fiscal 2017.

Revenue generated through one of the Company’s distributors, accounted for 23% of the consolidated revenues for fiscal 2016.

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

Assets Held for Sale

The Company considers assets to be held for sale when management approves and commits to a plan to dispose of an asset or group of assets. Assets held for sale are recorded initially at the lower of carrying value or estimated fair value, less estimated costs to sell. Upon designation as an asset held for sale, the Company stops recording depreciation and amortization expense on such assets. Costs to sell a disposal group include incremental direct costs to transact the sale and represent the costs that result directly from and are essential to a sale transaction that would not have been incurred by the entity had the decision to sell not been made.

The properties that are held for sale prior to the sale date are classified as held for sale and are presented separately in the appropriate asset and liability sections of the balance sheet. See Note 6 of the Notes to Consolidated Financial Statements for more information.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

The Company assesses goodwill for impairment on an annual basis on the first day of the fourth quarter of the fiscal year and if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company first considers qualitative factors to determine whether it is necessary to perform further assessment of goodwill impairment. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. See Note 4 of the Notes to Consolidated Financial Statements for more information.

Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment as discussed above. See Note 5 of the Notes to Consolidated Financial Statements for more information.

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

Convertible debt

In accounting for each series of Senior Exchangeable Notes (as described in Note 15) at issuance, the Company separated the Notes into debt and equity components according to accounting standards codification ("ASC") 470-20 for convertible debt instruments that may be fully or partially settled in cash upon conversion. The carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for non-convertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the effective interest method. In accounting for the transaction costs incurred relating to issuance of the Notes, the Company allocated the costs of the offering in proportion to the fair value of the debt and equity recognized in accordance with the accounting standards. The transaction costs allocated to the debt are being amortized as interest expense over the term of the Notes.

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

In accounting for the cost of the capped call transaction entered in connection with the issuance of the 4.5% 2022 Senior Exchangeable Notes, the Company included the cost as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheet, in accordance with the guidance in ASC 815-40 "Derivatives and Hedging-Contracts in Entity’s Own Equity".  See Note 15 of the Notes to Consolidated Financial Statements for more information.

Revenue Recognition

The Company recognizes revenues when the Company transfers control of promised goods or services to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. See Note 2 for further discussion on Revenues.

Employee Benefit Plans

A defined benefit pension plan is accounted for on an actuarial basis, which requires the selection of various assumptions such as turnover rates, discount rates and other factors. The discount rate assumption is determined by comparing the projected benefit payments to the corporate bonds yield curve as of end of the most recently completed fiscal year. The benefit obligation is the projected benefit obligation (PBO), which represents the actuarial present value of benefits expected to be paid upon retirement. This liability is recorded in other long-term liabilities on the Consolidated Balance Sheets. Net periodic pension cost is recorded in the Consolidated

Statements of Operations and includes service cost. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money associated with the passage of time on the PBO. Gains or losses resulting from a change in the PBO if actual results differ from actuarial assumptions will be accumulated and amortized over the future life of the plan participants if they exceed 10% of the PBO, being the corridor amount. If the amount of a net gain or loss does not exceed the corridor amount, it will be recorded to other comprehensive income (loss). See Note 19 of the Notes to Consolidated Financial Statements for further details of the pension plans.
Investments in equity interests
Investments in the stock of entities in which the Company exercises significant influence but does not own a majority equity interest or otherwise control are accounted for using the equity method and are included as equity method investments in its consolidated balance sheets. The Company records its share of the results of those companies within share in net loss and impairment of equity method investees in its Consolidated Statements of Operations. Investments in privately held equity interests in which the Company does not exercise significant influence are equity securities without readily determinable fair values. The Company has elected to account for these investments using the measurement method of accounting (that is, cost less impairment adjusted for observable price changes). These investments are included in other long-term assets on the Consolidated Balance Sheets.
The Company reviews its investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment. The determination of fair value of the investment involves considering factors such as current economic and market conditions, the operating performance of the entities including current earnings trends and forecasted cash flows, and other company and industry specific information.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. See Note 8 of the Notes to Consolidated Financial Statements for a detailed discussion of fair value measurements.

Cash Flow Hedges

The Company has an on-going cash flow hedge program and enters into cash flow hedges to protect non-functional currency revenue, inventory purchases and certain operating expenses from foreign currency fluctuation and interest rate variability. The Company does not enter into derivative securities for speculative purposes. The Company’s foreign currency forward contracts that were designated as cash flow hedges generally have tenors between three and thirteen months while interest rate swaps have a tenor of several years. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a monthly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income on the Consolidated Balance Sheets, until the forecasted transaction occurs. Beginning the second quarter of 2018, the Company entered into foreign exchange cash flow hedges, in which interest charges or "forward points" on the forward contracts are included in the assessment of hedge effectiveness, and are recorded in the underlying hedged items in the Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or costs, depending on the risk hedged. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to other (expense) income, net in its Consolidated Statements of Operations at that time.

The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in other (expense) income, net in its Consolidated Statements of Operations.

See Note 12 of the Notes to Consolidated Financial Statements for further details of the contracts.

Shipping and Handling Costs

The Company records costs related to shipping and handling of products in cost of revenues.

Advertising Costs

Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expense was $5.9 million, $3.2 million and $3.1 million for fiscal years 2018, 2017 and 2016, respectively.

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act (the "Act"). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The GILTI provision is effective for the Company beginning after December 31, 2017. Companies are permitted to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the tax is incurred (the “period cost method”), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). The Company has elected to treat taxes on GILTI as period costs similar to special deductions and period expenses.

Foreign Currency Transactions

The Company uses the United States dollar as the functional currency for all of its foreign entities. Assets and liabilities of these entities are remeasured into the United States dollar using exchange rates in effect at the end of the period, except for non-monetary assets and liabilities, such as property, plant and equipment, which are remeasured using historical exchange rates. Revenues and expenses are remeasured using average exchange rates in effect for the period, except for items related to assets and liabilities, such as depreciation, that are remeasured using historical exchange rates. See Note 14 of the Notes to Consolidated Financial Statements for further details on the impact of foreign currency re-measurement.

Net income (loss) per share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants (if any), using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants (if any) and any unamortized compensation expenses), and exchangeable notes, using the treasury stock method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

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

The Company developed and executed a comprehensive project plan to facilitate the implementation of ASU 2016-02, including reaching out to the Company’s global businesses to assess the portfolio of active leases. The Company has also implemented a lease accounting software solution to support the new reporting requirements.

The Company does not expect to restate comparative periods, as permitted by ASU 2018-11 and to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carry forward the historical lease classification. Further, the Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

The Company has completed its preliminary evaluation of the impact the new lease accounting guidance will have on its Consolidated Financial Statements and expects to recognize new right of use assets and lease liabilities of approximately $25 million to $45 million for its operating leases on the Consolidated Balance Sheet upon adoption. Lease assets and liabilities under existing capital leases as of December 31, 2018, will continue to be recognized on the balance sheet as Finance leases under ASC 842. The Company does not expect the changes to have a material impact on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. Further, upon adoption, the Company will expand its financial statement disclosures to present additional details of its leasing arrangements.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in ASU 2017-12 are intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The guidance in ASU 2017-12 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a significant impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in ASU 2018-02 are intended to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance in ASU 2018-02 is effective for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a significant impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." The standard expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. Under the amended guidance, equity-classified share-based payment awards issued to nonemployees will be measured at grant date fair value. Upon transition, the entity is required to remeasure these nonemployee awards at fair value as of the adoption date.  The improvement is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company does not anticipate that the adoption of this standard will have a significant impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The standard modifies the disclosure requirements on fair value measurements in Topic 820 by removing the requirement to disclose the reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The standard expands the disclosure requirements for Level 3 fair value measurement, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The amendment is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

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

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to all contracts that were not completed contracts at the date of initial application (i.e., January 1, 2018). Results for reporting periods after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605. There was no impact on the opening accumulated deficit as of January 1, 2018 due to the adoption of Topic 606. The Company reclassified the sales return reserve to current liabilities presented as "Price adjustment and other revenue reserves" from the allowance for accounts receivable due to the adoption of Topic 606. See Note 2 for further detail.

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

NOTE 2. REVENUE

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Sales of products with alternative use account for the majority of the Company's revenue and are recognized at a point in time.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and that are collected by the Company from a customer and deposited with the relevant government authority are excluded from revenue. The Company's revenue arrangements do not contain significant financing components.

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

The Company then selects an appropriate method for measuring progress toward complete satisfaction of the performance obligation, usually costs incurred to date relative to the total expected costs to the satisfaction of that performance obligation.

Sales to certain distributors are made under arrangements that provide the distributors with price adjustments, price protection, stock rotation and other allowances under certain circumstances. These adjustments and allowances are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and reduce revenue recognized. The Company believes that there will not be significant changes to its estimates of variable consideration.

The Company's non-recurring engineering ("NRE") contracts with customers may include multiple performance obligations. For NRE arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines the standalone selling price of intellectual property licenses based on the residual approach, and service based on cost plus a reasonable margin. The Company recognizes revenue in the amount to which it has a right to invoice, if the right to consideration from the customer is in an amount that corresponds reasonably with the value to the customer of the entity’s performance completed to date.

The Company licenses or sells rights to use portions of the Company's intellectual property ("IP") portfolio, which includes certain patent rights useful in the manufacture and sales of certain products. IP revenue recognition is dependent on the nature and terms of each agreement. The Company recognizes IP revenue upon delivery of the IP if the Company has no substantive future obligation to perform under the arrangement. The Company defers recognition of IP revenue where future performance obligations are required to earn the revenue or the revenue is not guaranteed. Sales-based or usage-based royalties from license of the Company's IP are recognized at the later of the period the sales or usages occur or the satisfaction of the performance obligation to which some or all of the sales-based or usage-based royalties have been allocated.

If a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before the Company transfers a good or service to the customer, those amounts are classified as deferred income/ advances received from customers which are included in other current liabilities or other long-term liabilities when the payment is made or it is due, whichever is earlier.

If the arrangement includes variable contingent consideration, the Company recognizes revenue over time if management can reasonably measure its progress or is capable of providing reliable information as required to apply an appropriate method of measuring progress.

The following table presents the Company's revenue disaggregated by segment, end market, revenue type and geographical locations:

	For The Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(In thousands)
Microcontroller and Connectivity Division ("MCD")	$1,474,442	$1,409,265	$994,482
Memory Products Division ("MPD")	1,009,398	918,506	928,626
Total revenues	$2,483,840	$2,327,771	$1,923,108

	For The Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Industrial	479,091	430,976	453,887
Automotive	815,413	720,659	625,327
Consumer	721,402	742,372	557,302
Enterprise	467,934	433,764	286,592
Total	2,483,840	2,327,771	1,923,108

	For The Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017

Product revenue	$2,439,373	$2,239,056	$1,828,061
Non-product revenue (1)	44,467	88,715	95,047
Total revenue	$2,483,840	$2,327,771	$1,923,108

(1) Non-product revenue primarily includes royalty, NRE, and patent revenues.

	For The Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(In thousands)
Goods/Services transferred at a point in time	$2,470,270	$2,282,200	$1,887,463
Goods/Services transferred over time	13,570	45,571	35,645
Total revenue	$2,483,840	$2,327,771	$1,923,108

	For The Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017

United States	$253,420	$220,128	$199,294
China, Taiwan, and Hong Kong	972,869	980,670	819,200
Japan	589,818	515,622	420,869
Europe	329,436	291,948	255,604
Rest of the World	338,297	319,403	228,141
Total revenue	$2,483,840	$2,327,771	$1,923,108

Practical Expedients and Elections

Sales commissions are owed and are recorded at the time of sell-through of our products to end customers. These costs are recorded within sales and marketing expenses.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

The Company has elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods.

NOTE 3. MERGERS, ACQUISITIONS AND DIVESTITURES

Joint Venture with SK hynix
On October 23, 2018, the Company entered into a definitive agreement with SKHS (a wholly owned subsidiary of SK Hynix) to form a JV entity to be headquartered in Hong Kong. The transaction is expected to close in the second quarter of fiscal 2019. The Company will contribute $2.4 million in cash and transfer its NAND business to the JV entity. The Company will own 40% of the JV entity’s common stock. The NAND business is presently reported as part of the MPD segment. The Company recognized $167.3 million, $168.1 million and $180.5 million in revenue from the NAND business for the years ended December 30, 2018, December 31, 2017 and January 1, 2017, respectively.

Acquisition of a software business
On August 14, 2018, the Company acquired an embedded software company focused on the Internet of things market for cash consideration of $3 million. The purchased assets were primarily developed technology. Pro forma results of operations of this acquired company are not presented because the effect of the acquisition was not material.

Acquisition of IoT Business
On July 5, 2016, the Company completed its acquisition of certain assets primarily related to the wireless IoT business of Broadcom Corporation pursuant to an Asset Purchase Agreement, dated April 28, 2016. In connection with the closing of the transaction, the Company paid Broadcom $550 million in cash. The results of the business acquired as part of this acquisition are reported in the Company’s Microcontroller and Connectivity Division.

The acquisition was accounted for using the purchase method of accounting. Approximately $9.2 million in expenses were incurred as acquisition expenses related to the wireless IoT business and were recorded in the Selling, general and administrative line item in the Consolidated Statements of Operations.
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

The purchase price was allocated based on the estimated net tangible and intangible assets of the wireless IoT business that existed on the date of the acquisition. The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition.

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

In-process research and development ("IPR&D") consisted of six projects. All projects reached technological feasibility and were transferred to developed technology by the end of fiscal 2018. The related intangible assets are amortized over their useful lives which were approximately 4 years.

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
Pro forma consolidated results of operations
The following unaudited pro forma financial data for the year ended January 1, 2017 assumes that the acquisitions of the wireless IoT business from Broadcom had occurred at the beginning of fiscal year 2017. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment, adjustments to stock-based compensation expense, and interest expense for the incremental indebtedness incurred, amortization of the step up to fair value of acquired inventory, acquisition related expenses and tax related expenses.

Year Ended
January 1, 2017
(In thousands, except per-share amounts)
Revenues	$2,018,124
Net loss	$(722,342)
Net loss per share attributable to Cypress
Basic	$(2.26)
Diluted	$(2.26)

NOTE 4. GOODWILL

Allocation of Goodwill to NAND business
As a result of entering into a definitive agreement to divest its NAND business during the fourth quarter of fiscal 2018, the Company allocated $65.7 million of goodwill previously recorded in the MPD segment to asset held for sale. The allocation was based on the relative estimated enterprise value of the NAND business and that of the MPD business without the NAND business. See Note 6 of the Notes to Consolidated Financial Statements.

Annual impairment assessment
Goodwill is subject to an annual impairment test during the Company’s fourth quarter of each fiscal year, or earlier if indicators of potential impairment exist, using either a qualitative or a quantitative assessment. The Company's impairment review process compares the fair value of the reporting unit in which the goodwill resides to the respective reporting unit's carrying value.
In fiscal 2018 and 2017, the annual evaluation of the goodwill by reporting unit was performed during the fourth quarter of the fiscal year. In assessing the qualitative factors, the Company considered the impact of these key factors: 1) change in the industry and competitive environment, 2) market capitalization, 3) stock price and 4) overall financial performance. Material adverse changes in such conditions could have the effect of changing one of the critical assumptions or estimates the Company uses to calculate the fair value of its reporting units, which could result in a decrease in fair value and require it to record goodwill impairment charges. Based on the qualitative assessment described above, the Company concluded there was no impairment in carrying value of goodwill during fiscal 2018.

In fiscal 2016, the Company recorded an impairment charge of $488.5 million for the excess of the carrying value of goodwill over its implied fair value. The impairment was related to the legacy PSD reporting unit which was part of the MCD reportable segment.

Goodwill as of December 30, 2018 was $1.4 billion, of which $782.9 million and $590.9 million was allocated to Microcontroller & Connectivity Division (“MCD”) and Memory Products Division (“MPD”) respectively. Goodwill as of

December 31, 2017 was $1.4 billion, of which $782.9 million and $656.6 million was allocated to MCD and MPD, respectively.

NOTE 5. INTANGIBLE ASSETS

The following table presents details of the Company’s total intangible assets:

	As of December 30, 2018			As of December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net (a)
	(In thousands)
Developed technology and other intangible assets
Acquisition-related intangible assets	$1,188,521	$(702,883)	$485,638	$1,072,824	$(490,327)	$582,497
Non-acquisition related intangible assets	19,884	(14,932)	4,952	19,884	(10,828)	9,056
Total developed technology and other intangible assets	$1,208,405	$(717,815)	490,590	$1,092,708	$(501,155)	$591,553
In-process research and development	—	—	—	123,567	—	123,567
Total intangible assets	$1,208,405	$(717,815)	$490,590	$1,216,275	$(501,155)	$715,120

The below table presents details of the IPR&D assets as of December 30, 2018:

(in thousands)
As of January 1, 2017	$175,203
Technological feasibility achieved	(51,636)
As of December 31, 2017	123,567
Technological feasibility achieved	(123,567)
As of December 30, 2018	$—

During fiscal 2018, five projects representing $123.6 million of the total capitalized IPR&D, with estimated useful lives of 4 - 5 years, reached technological feasibility and were transferred to developed technology.

During fiscal 2017, five projects representing $51.6 million of the total capitalized IPR&D, with estimated useful lives of 5 years, reached technological feasibility and were transferred to developed technology.

As a result of entering into a definitive agreement to divest its NAND business during the fourth quarter of fiscal 2018, the Company classified $10.9 million of intangible assets attributable to the NAND business as assets held for sale. See Note 6 of the Notes to Consolidated Financial Statements.

As of December 30, 2018, the estimated future amortization expense related to developed technology and other intangible assets was as follows:

Fiscal Year	(In thousands)
2019	$207,408
2020	153,709
2021	58,468
2022	33,001
2023	28,334
Thereafter	9,670
Total future amortization expense	$490,590

NOTE 6. ASSETS HELD FOR SALE

Sale of NAND business

The Company allocated $65.7 million of goodwill previously recorded in the MPD segment to the NAND business being divested. The allocation was based on the relative estimated enterprise value of the NAND business and that of the MPD business. The intangible assets attributable to the NAND business acquired as part of a previous acquisition were $10.9 million and the inventories for the NAND business were $13.5 million as of the end of fiscal 2018. The allocated goodwill, intangible assets and inventories were classified as held for sale during the fourth quarter of 2018 upon the execution of the NAND Definitive Agreement. The agreement does not contemplate any transfers of patents or other intellectual property from Cypress to the J.V. Depreciation and amortization expense corresponding to the assets classified as held for sale ceased at that time. This divestiture was not presented as discontinued operations in the consolidated statements of operations, because this transaction does not represent a strategic shift in the Company's business.

The transaction with SKHS is expected to close in the by the end of the first quarter of fiscal 2019, upon receipt of necessary regulatory approvals and satisfaction of closing conditions. As of the end of fiscal 2018, the Company evaluated the recoverability of the carrying value of its assets held for sale related to the NAND Definitive Agreement. Given the proximity of the anticipated closing of the transaction to the end of fiscal 2018, the Company has considered the value expected to be realized from the JV as the part of this recoverability assessment and concluded that the Company is not expected to recover the carrying value of goodwill and intangible assets. Accordingly, the Company recorded an impairment charge of $76.6 million during fiscal 2018.

The aggregate value of the remaining assets recorded as held for sale at the end of fiscal year 2018 was $13.5 million.

Sale of manufacturing facility located in Minnesota

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

The sales of the wafer fabrication facility in Minnesota and the sale of the building in Austin were completed during the first quarter of fiscal 2017. During the year ended December 31, 2017, the Company recorded a gain of $1.2 million resulting from the change in the estimated costs to sell these assets. This gain was recorded in the selling, general and administrative line item of the Consolidated Statements of Operations. The Company completed the sale of both of these asset groups during the year ended December 31, 2017 and received gross proceeds from the sales of $35.5 million.

NOTE 7. INVESTMENT IN EQUITY METHOD INVESTMENTS
Privately-held equity investments are accounted for under the equity method of accounting if the Company has an ownership interest of 20% or greater or if it has the ability to exercise significant influence over the operations of such companies.

The below table presents the changes in the carrying value of the equity method investments.

	As of December 30, 2018
	(In thousands)
	Deca Technologies Inc. ("Deca")	Enovix Corporation ("Enovix")	Total
Carrying value as of January 1, 2017	$134,327	$54,360	$188,687
Additional investment	—	5,600	5,600
Equity in net loss of equity method investees	(11,813)	(8,773)	(20,586)
Impairment of investment	—	(51,187)	(51,187)
Carrying value as of December 31, 2017	122,514	—	122,514
Equity in net loss of equity method investees	(15,849)	—	(15,849)
Impairment of investment	(41,520)	—	(41,520)
Carrying value as of December 30, 2018	$65,145	$—	$65,145

The following table presents summarized aggregate financial information derived from the respective consolidated financial statements of Deca for the year ended December 30, 2018 and of Deca and Enovix for the year ended December 31, 2017.

	Year Ended
	December 30, 2018	December 31, 2017
	(in thousands)
Operating data:
Revenue	$18,562	$15,500
Gross loss	(11,605)	(8,964)
Loss from operations	(29,619)	(44,415)
Net loss	(30,212)	(43,589)
Net loss attributable to Cypress	$(15,849)	$(20,586)

The following table represents the assets and liabilities held by Deca as of December 30, 2018, and by Deca and Enovix as of December 31, 2017.

	For the Year Ended
	December 30, 2018	December 31, 2017
	(in thousands)
Balance Sheet Data:
Current Assets	$25,865	$70,101
Long-term Assets	$51,176	$55,673
Current Liabilities	$9,635	$15,615
Long-term Liabilities	$877	$1,859

The Company’s investments are periodically reviewed for other-than-temporary declines in fair value by considering available evidence, including general market conditions, financial condition, pricing in recent rounds of financing, if any, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

Deca Technologies Inc.
On July 29, 2016, Deca, a majority owned subsidiary of the Company entered into a share purchase agreement (the "Purchase Agreement"), whereby certain third-party investors purchased 41.1% of the shares outstanding on such date for an aggregate consideration of approximately $111.4 million. Concurrently, Deca repurchased certain of its preferred shares from Cypress.
After giving effect to the above transactions, the Company's ownership in Deca was reduced to 52.2% as of July 29, 2016. As a consequence of the substantive rights afforded to third-party new investors in the Purchase Agreement, including, among other things, participation on the Board of Directors of Deca, the approval of operating plans, approval of indebtedness, the Company determined that it no longer has the power to direct the activities of Deca that most significantly impact Deca's economic performance. However, since the Company continues to have significant influence over Deca's financial and operating policies, effective July 29, 2016, the investment in Deca is being accounted for as an equity method investment and is no longer a consolidated subsidiary. The carrying value of this equity method investment as of July 29, 2016 was determined based on the fair value of the equity in Deca, which was estimated to be $142.5 million. This represents the Company's remaining investment in Deca immediately following the investments by the third-party investors. As a result of the change in the method of accounting for the Company's investment in Deca from consolidation to the equity method of accounting, the net carrying value of the assets and liabilities related to Deca and the adjustments related to the recognition of the initial fair value of the equity method investment resulted in a gain of $112.8 million which has been reflected as "Gain related to investment in Deca Technologies Inc." in the Consolidated Statements of Operations.

During the fourth quarter of fiscal 2018, the Company determined that its investment in Deca, which is accounted for as an equity method investment, was other-than temporarily impaired due to failure to achieve significant product development and testing milestones. The Company estimated the fair value of Deca using the income approach. The income approach considers a number of factors that include, but are not limited to, forecasted financial information, growth rates, terminal or residual values and discount rates and require the Company to make certain assumptions and estimates regarding industry economic factors and the future profitability of the business. As a result, the Company recorded a charge of $41.5 million in order to write down the carrying amount of the investment to the estimated fair value as of the end of fiscal 2018. This write down was recorded in "Share in net loss and impairment of equity method investees" in the Consolidated Statements of Operations.

The Company held 52.5% of Deca's outstanding voting shares as of December 30, 2018 and December 31, 2017.

Enovix Corporation

In 2017, the Company completed its investment commitment in Enovix of $85.1 million per the original agreement dated February 22, 2012. Certain third-party investors made additional investments in Enovix in 2018, as a result of which the Company's ownership in Enovix decreased from 41.2% as of December 31, 2017 to 24.8% as of December 30, 2018.

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

NOTE 8. FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 30, 2018 and December 31, 2017:

	As of December 30, 2018			As of December 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$171,777	$—	$171,777	$20,477	$—	$20,477
Other current assets:
Certificates of deposit	—	870	870	—	972	972
Total cash equivalents and other current assets	171,777	870	172,647	20,477	972	21,449
Employee deferred compensation plan assets	18,648	25,749	44,397	47,291	2,204	49,495
Interest rate swaps	—	2,548	2,548	—	—	—
Foreign exchange forward contracts	—	2,362	2,362	—	1,197	1,197
Total financial assets	$190,425	$31,529	$221,954	$67,768	$4,373	$72,141
Financial Liabilities
Foreign exchange forward contracts	—	1,621	1,621	—	1,426	1,426
Interest rate swaps	—	4,051	4,051	—	—	—
Total financial liabilities	$—	$5,672	$5,672	$—	$1,426	$1,426

Fair Value of Financial Instruments:
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company's financial assets and financial liabilities that require recognition under the guidance generally include employee deferred compensation plans and foreign currency derivatives. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1—includes instruments for which quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The Company’s financial assets utilizing Level 1 inputs include money market funds, marketable equity securities and certain employee deferred compensation plan assets.

•
Level 2—includes instruments for which the valuations are based on the quoted market price for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company’s Level 2 instruments include certain U.S. government securities, commercial paper, corporate notes and bonds, certificates of deposit, and deferred compensation plan life insurance assets. The Company determines the fair values of such instruments by using inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, custody bank, third-party pricing vendors, or other sources. Derivative hedging contracts are classified as

Level 2 because the valuation inputs are based on observable market data of similar instruments. The Company principally executes its derivative hedging contracts in the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The valuation inputs for the Company’s derivative hedging contracts are based on observable market data from public data sources (specifically, spot rates, forward points, LIBOR rates, volatilities and credit default rates at commonly quoted intervals) and do not involve management judgment.

•
Level 3—includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement. As of December 30, 2018 and December 31, 2017, the Company did not own any material financial assets utilizing Level 3 inputs on a recurring basis.

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings using the specific identification method.

As of December 30, 2018, the contractual maturities of the Company’s certificates of deposit were less than a year.

In December 2017, the Company entered into fixed-for-floating interest rate forward swap agreements with two counter parties, to swap variable interest payments on certain debt for fixed interest payments. In October 2018, the Company entered into fixed-for-floating interest rate forward swap agreements starting in July 2021 with two counterparties to swap future variable interest payments on existing debt for fixed interest payments; these agreements will expire in December 2024.

In fiscal 2018, the gross asset and liability at fair value was $2.5 million and $4.1 million respectively and the net impact to the Consolidated Statements of Operations was immaterial. See Note 12 of the Notes to Consolidated Financial Statements for a detail discussion.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of the Company’s assets, including intangible assets, goodwill, cost-method investments and assets held for sale, are measured at fair value on a nonrecurring basis using Level 3 inputs if impairment is indicated.
As of December 30, 2018, the carrying value of the Company’s Senior Secured Credit Facility was $467.9 million (See Note 15). The carrying value of the Company's Senior Secured Revolving Facility approximates its fair value since it bears an interest rate that is comparable to rates on similar credit facilities and is determined using Level 2 inputs.
The Company's 2% 2020 Spansion Exchangeable Notes assumed as part of the merger with Spansion are traded in the secondary market and are categorized as Level 2. The principal of the Notes and the estimated fair value of the principal as of December 30, 2018 were $12.0 million and $30.9 million respectively. See Note 15 of the Notes to Consolidated Financial Statements for further details.
The Company’s 4.5% 2022 Senior Exchangeable Notes are traded in the secondary market and their fair value is determined using Level 2 inputs. The principal of the Notes and the estimated fair value as of December 30, 2018, were $287.5 million and $336.6 million, respectively. See Note 15 of the Notes to Consolidated Financial Statements for further details.
The Company’s 2% 2023 Exchangeable Notes are traded in the secondary market and their fair value is determined using Level 2 inputs. The principal of the Notes and the estimated fair value of the principal as of December 30, 2018, were $150.0 million and $140.6 million, respectively. See Note 15 of the Notes to Consolidated Financial Statements for further details.

NOTE 9. BALANCE SHEET COMPONENTS
Accounts Receivable, net

	As of
	December 30, 2018	December 31, 2017
	(In thousands)
Accounts receivable, gross	$325,178	$301,465
Allowances for doubtful accounts receivable	(904)	(1,028)
Allowances for sales returns	—	(4,446)
Accounts receivable, net	$324,274	$295,991

Inventories

	As of
	December 30, 2018	December 31, 2017
	(In thousands)
Raw materials	$10,004	$15,635
Work-in-process	215,820	176,427
Finished goods	66,269	80,065
Total inventories	$292,093	$272,127

Other Current Assets

	As of
	December 30, 2018	December 31, 2017
	(In thousands)
Prepaid tooling	$25,891	$21,132
Advance to suppliers	12,058	15,968
Prepaid royalty and licenses	14,863	16,630
Derivative assets	3,492	1,197
Value added tax receivable	7,652	11,412
Prepaid expenses	17,814	17,737
Withholding tax receivable and tax advance	4,236	5,790
Other current assets	15,157	13,771
Total other current assets	$101,163	$103,637

Property, Plant and Equipment, Net

	As of
	December 30, 2018	December 31, 2017
	(In thousands)
Land	$28,898	$29,813
Equipment	607,849	559,573
Buildings, building and leasehold improvements	170,588	174,559
Construction in progress	15,489	17,836
Furniture and fixtures	4,885	5,117
Total property, plant and equipment, gross	827,709	786,898
Less: Accumulated depreciation and amortization	(544,723)	(497,344)
Total property, plant and equipment, net	$282,986	$289,554

Other Long-term Assets

	As of
	December 30, 2018	December 31, 2017
	(In thousands)
Employee deferred compensation plan	$44,397	$49,495
Investments in cost method equity securities	—	17,017
Long-term licenses	4,495	8,654
Advances to suppliers	11,471	11,315
Deposits	9,441	9,830
Pension plan assets	1,765	8,026
Derivatives assets	1,419	607
Prepaid tooling and other non-current assets	51,317	37,802
Total other long-term assets	$124,305	$142,746

Other Current Liabilities

	As of
	December 30, 2018	December 31, 2017
	(In thousands)
Employee deferred compensation plan	$44,834	$50,629
Restructuring accrual (see Note 11)	14,536	9,580
Derivative liability	1,621	2,033
Accrued expenses	46,592	47,789
Accrued interest	9,440	8,094
Customer advances	5,296	12,873
Other current liabilities	15,745	12,487
Total other current liabilities	$138,064	$143,485

Other Long-Term Liabilities

	As of
	December 30, 2018	December 31, 2017
	(In thousands)
Pension and other employee-related liabilities	$14,083	$16,779
Restructuring accrual (see Note 11)	—	8,596
Asset retirement obligation	5,916	5,693
Derivative liability	4,051	—
Other long-term liabilities	3,870	4,374
Total other long-term liabilities	$27,920	$35,442

NOTE 10. EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION
The Company’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
The Company currently has the following employee stock plans:
1999 Stock Option Plan ("1999 Plan"):
The 1999 Plan expired in March 2009. There are currently no shares available for grant under the 1999 Plan. Under the 1999 Plan, awards covering 0.2 million shares are outstanding as of December 30, 2018. Any shares subject to awards that are canceled or forfeited under the 1999 Plan after such date will not be available for future grants since the 1999 Plan has expired.
2013 Stock Plan ("2013 Plan"):
The 2013 Plan provides for (1) the discretionary granting of incentive stock options, nonstatutory stock options, stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs") or performance-based restricted stock units ("PSUs") to employees, consultants and outside directors; and (2) the grant of nonstatutory stock options, SARs, RSAs, RSUs or PSUs to outside directors pursuant to an automatic, non-discretionary formula. Options or awards granted under the 2013 Stock Plan generally expire over terms not exceeding eight years from the date of grant, subject to earlier termination upon the cessation of employment or service of the recipients. The maximum aggregate number of shares authorized for issuance under the 2013 Stock Plan is 203.6 million shares. Shares issued in respect of "full-value awards" (RSAs, RSUs, PSUs, and other awards with a per share purchase price lower than 100% of the stock's fair market value on the date of grant) count against the authorized limit as 1.88 shares for every one share actually issued. As of December 30, 2018, 36.1 million options or 19.2 million RSUs, PSUs and RSAs were available for grant under the 2013 Stock Plan.
2010 Equity Incentive Award Plan ("2010 Plan"):
In connection with the Company’s merger with Spansion, the Company assumed Spansion's 2010 Plan, as amended, which reserves shares of Cypress common stock for issuance under stock options, stock appreciation rights, restricted stock units, restricted stock, performance awards, stock payments, dividend equivalents and deferred stock to employees and consultants. The 2010 Plan provides that incentive stock options may be granted only to employees of the Company or its subsidiaries. All stock options expire if not exercised by the seventh anniversary of the grant date. RSU awards generally vest over a period of two to four years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issuance of restricted stock and restricted stock units is satisfied by issuing authorized common stock or treasury stock. Shares that are subject to or underlie awards that expire or for any reason are canceled, terminated or forfeited, or fail to vest will again be available for grant under the 2010 Plan. Grants from this plan are limited to employees who joined Cypress as part of the merger with Spansion and employees hired after the merger. As of December 30, 2018, a total of 2.5 million stock options, RSUs and RSAs remained available for grant under the 2010 Plan.

2012 Incentive Award Plan ("2012 Plan"):
In connection with the Company’s acquisition of Ramtron in 2012, the Company assumed Ramtron's 2012 Plan, as amended, which reserves a total of 1.2 million shares of common stock for issuance. The exercise price of all non-qualified stock options must be no less than 100% of the fair market value on the effective date of the grant under the 2012 Plan, and the maximum term of each grant is seven years. The 2012 Plan permits the issuance of incentive stock options, restricted stock, and other types of awards. Restricted stock grants generally vest five years from the date of grant. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issuance of restricted stock and restricted stock units is satisfied by issuing authorized common stock or treasury stock. Grants from this plan are limited to employees who joined Cypress as part of the Ramtron acquisition and employees hired after the acquisition. Shares issued in respect of full-value awards count against the plan's limit as 1.53 shares for every one share actually issued. As of December 30, 2018, 0.2 million stock options or 0.1 million RSUs and RSAs were available for grant under the 2012 Plan.
Employee Stock Purchase Plan ("ESPP"):
The Company’s amended and restated Employee Stock Purchase Plan ("ESPP") allows eligible employees to purchase shares of the Company's common stock through payroll deductions. Prior to January 2018, the ESPP provided for consecutive 18 months offering periods composed of three six months exercise periods. Starting in January 2018, offering periods for new participants (and for continuing participants, upon the expiration of their prior offering period) are composed of only one 6-month exercise period. As of the December 31, 2018, purchase date, all 18 months offering periods have concluded. Under the ESPP's terms, at the end of each exercise period shares are purchased by participating employees at a price equal to 85% of the fair market value of the common stock at the commencement of the offering period of which such exercise period is a part or on the last day of such exercise period, whichever is lower. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $21,250. As of December 30, 2018, 1.9 million shares were available for future issuance under the ESPP.
Stock-Based Compensation
The following table summarizes stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
		(In thousands)
Cost of revenues	$16,531	$15,605	$17,971
Research and development	35,115	36,804	38,189
Selling, general and administrative	44,319	39,172	42,353
Total stock-based compensation expense	$95,965	$91,581	$98,513
Aggregate cash proceeds from the issuance of shares under the employee stock plans were $40.7 million, $47.2 million and $43.9 million for fiscal 2018, fiscal 2017 and 2016, respectively. As of December 30, 2018 and December 31, 2017 stock-based compensation capitalized in inventories totaled $2.5 million and $3.3 million, respectively.

The following table summarizes stock-based compensation expense by type of awards:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
		(In thousands)
Stock options	$96	$163	$700
Restricted stock units and restricted stock awards	90,655	82,946	85,170
ESPP	5,214	8,472	12,643
Total stock-based compensation expense	$95,965	$91,581	$98,513

During fiscal 2016, the Company, as part of the severance agreement executed with the Company's former CEO and severance agreements with two other executives, accelerated the vesting of certain awards previously granted and modified the vesting conditions. Included in the stock-based compensation expense for the year ended January 1, 2017 is an amount of $4.3 million related to the impact of such modifications.

The following table summarizes the unrecognized stock-based compensation balance by type of awards as of December 30, 2018:

(In thousands)		Weighted-Average Amortization Period
		(In years)
Restricted stock units and restricted stock awards	59,046	1.25
Total unrecognized stock-based compensation balance, net of estimated forfeitures	$59,046	1.25

Employee Equity Award Activities
As of December 30, 2018, 38.8 million stock options, or 21.8 million RSUs/PSUs, were available for grant under the 2013 Stock Plan, the 2010 Plan and the 2012 Plan.
The following table summarizes the Company’s stock option activities:

	Year Ended
	December 30, 2018		December 31, 2017		January 1, 2017
	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
	(In thousands, except per-share amounts)
Options outstanding, beginning of year	4,627	$11.63	7,947	$10.70	16,840	$7.99
Exercised	(1,547)	$9.81	(2,898)	$8.80	(8,255)	$5.03
Forfeited or expired	(441)	$17.29	(422)	$13.58	(638)	$12.54
Options outstanding, end of year	2,639	$11.75	4,627	$11.63	7,947	$10.70
Options exercisable, end of year	2,612	$11.76	4,340	$11.66	6,736	$10.62

There were no options granted during fiscal years 2018, 2017, and 2016.
The aggregate intrinsic value of the options outstanding and options exercisable as of December 30, 2018 was $4.6 million and $4.5 million respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of December 30, 2018 and does not include substantial tax payments.
The aggregate intrinsic value of the options outstanding and options exercisable as of December 31, 2017 was $19.2 million and $18.0 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of December 31, 2017 and does not include substantial tax payments.
The aggregate pre-tax intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was $11.2 million in fiscal 2018, $16.2 million in fiscal 2017 and $46.0 million in fiscal 2016.
The aggregate grant date fair value of the options which vested in fiscal 2018, 2017, and 2016 was $0.8 million, $2.7 million, and $3.5 million, respectively.
The following table summarizes information about options outstanding and exercisable as of December 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
	(in thousands)	(In years)		(in thousands)
$3.47-$11.55	2,198	2.08	$10.57	2,171	$10.57
$12.27-$16.68	129	2.44	$12.53	128	$12.53
$18.86-$21.63	266	0.82	$19.08	266	$19.08
$22.88-$22.88	39	0.11	$22.88	39	$22.88
$23.23-$23.23	7	0.52	$23.23	7	$23.23
	2,639	1.19	$11.75	2,611	$11.76

The total number of exercisable in-the-money options was 2.3 million shares as of December 30, 2018.
Restricted Stock Units, Performance-Based Restricted Stock Units and Restricted Stock Awards:
The following table summarizes the Company’s restricted stock unit, performance-based restricted awards and restricted stock award activities:

	Year Ended
	December 30, 2018		December 31, 2017		January 1, 2017
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
	(In thousands, except per-share amounts)
Non-vested, beginning of year	11,976	$12.44	13,780	$11.83	11,053	$13.43
Granted and assumed	6,344	$16.37	6,488	$13.40	11,318	$11.19
Released	(6,601)	$12.92	(6,248)	$12.17	(5,890)	$13.36
Forfeited	(1,544)	$13.49	(2,044)	$12.22	(2,701)	$12.36
Non-vested, end of year	10,175	$14.42	11,976	$12.44	13,780	$11.83

During the first quarter of 2018, the Compensation Committee of the Company's Board of Directors approved the issuance of service-based and performance-based restricted stock units under the 2013 Plan as part of the Company's Long-Term Incentive Program ("LTIP") to certain employees. The milestones for the 2018 LTIP grants include service and performance conditions based on revenue growth and profit milestones over the next 3 years. A portion of the LTIP awards include a multiplier based on certain market conditions.

On March 16, 2017, the Compensation Committee of the Company approved the issuance of service-based and performance-based restricted stock units under the Company's Performance Accelerated Restricted Stock ("PARS") program to certain employees. Both PARS and LTIP grants include performance milestones that are tied to the Company's overall financial performance relative to the financial performance of a selected industry index, peer group, and/or internal targets. Awards are granted annually, with each award typically covering several overlapping performance and vesting periods.

With regard to the performance conditions, the fair value of new or modified awards is equal to the grant date fair market value of the Company's common stock, net of the estimated dividend credit. The compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. For market conditions, the compensation cost is recognized regardless of whether the conditions are satisfied and based on the grant date fair value of new or modified awards using a Monte Carlo simulation valuation model.

The milestones for the 2018 LTI program, as approved by the Compensation Committee, included a service condition and performance conditions linked to the Company's earnings in 2018, profit before tax in 2020 and three year total stockholder return (TSR) over the period 2018-2020.

The milestones for the 2017 PARS program, as approved by the Compensation Committee, included a service condition and performance conditions linked to the Company's total shareholder return (TSR) relative to its peers, achievement of Spansion merger synergies, achievement of non-GAAP earnings per share and margin and certain product development milestones.
The milestones for the 2016 PARS program, as approved by the Compensation Committee, included a service condition and performance conditions related to the Company's TSR relative to its peers, achievement of Spansion merger synergies and achievement of non-GAAP earnings per share.
ESPP:
The Company estimates the fair value of ESPP awards using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model were as follows:

Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
ESPP:
Expected life	0.5-1.5 years	0.5-1.5 years	0.5-1.5 years
Volatility	31.94%-38.13%	34.8%-38.1%	36.9%-38.5%
Risk-free interest rate	1.06%-2.14%	0.65%-1.28%	0.37%-0.61%
Dividend yield	2.78%-3.87%	3.22%-3.87%	4.1%
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
During fiscal 2018, 2017 and 2016, the Company issued 2.3 million, 2.4 million and 1.2 million shares under its ESPP with weighted-average price of $11.24, $8.48 and $8.34 per share, respectively.

NOTE 11. RESTRUCTURING

Since 2016, the Company has launched certain long-term strategic corporate transformation initiatives which required restructuring activities to streamline internal processes and redeploy personnel and resources to target markets as discussed below:

2018 Restructuring Plan

During the first quarter of fiscal 2018, the Company began implementation of a reduction in workforce (the "2018 Plan") which resulted in elimination of approximately 75 positions across various functions. In the third quarter of fiscal 2018, the Company increased the reduction in workforce under the 2018 plan by approximately 50 positions across various functions. The restructuring costs of $4.9 million during the year ended December 30, 2018 consist of personnel costs. The Company anticipates that the remaining restructuring accrual balance of $0.2 million will be paid out in cash through the first quarter of fiscal 2019.

2017 Restructuring Plan

In December 2017, the Company began implementation of a reduction in workforce ("2017 Plan") which resulted in elimination of approximately 80 positions worldwide across various functions. The restructuring charge of $2.4 million during the year ended December 30, 2018 consists of personnel costs. The Company anticipates that the remaining restructuring accrual balance of $30.0 thousand will be paid out in cash through the first quarter of fiscal 2019.

2016 Restructuring Plan

In September 2016, the Company began implementation of a reduction in workforce ("2016 Plan") which resulted in elimination of approximately 430 positions worldwide across various functions. No restructuring costs were recorded during the year ended December 30, 2018 related to this plan. The personnel costs related to the 2016 plan during the year ended December 31, 2017 were $2.6 million. The Company had paid out the remaining restructuring cost of $0.5 million, which consisted of personnel costs, by July 1, 2018.

Spansion Integration-Related Restructuring Plan

In March 2015, the Company implemented cost reduction and restructuring activities in connection with its merger with Spansion The restructuring charge of $90.1 million recorded for the fiscal year ended January 3, 2016 primarily consists of severance costs, lease termination costs and impairment of property, plant and equipment.

As part of this restructuring plan, the Company exited an office space leased by Spansion and had recorded a reserve related to excess lease obligation for the building. During the fourth quarter of fiscal 2018, the Company signed a termination agreement with the building’s owner. The lease termination cost is approximately $19.0 million. The Company had paid out $4.7 million by the end of fiscal 2018 and anticipates paying out the remaining $14.3 million through the end of the first quarter of fiscal 2019.

During fiscal 2016, a release of previously estimated personnel related liability of $0.1 million was recorded. No charges were recorded during fiscal 2017 for the Spansion Integration Plan.

Summary of Restructuring Costs

The following table summarizes the restructuring charges recorded in the Consolidated Statements of Operations:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands)
Personnel Costs	$7,085	7,479	$26,131
Lease termination costs and other related charges	9,757	540	—
Other	—	1,069	—
Total restructuring and other charges	$16,842	$9,088	$26,131

The following table summarizes the restructuring costs by line item recorded in the Consolidated Statements of Operations:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands)
Cost of revenues	3,271	548	1,420
Research and development	1,786	5,915	15,956
Selling, general and administrative	11,785	2,625	8,755
Total restructuring costs	16,842	9,088	26,131

Roll-forward of the restructuring reserves

Restructuring activity under the Company's various restructuring plan was as follows:

		Year Ended
		December 30, 2018
		(In thousands)
	2018 Plan	2017 Plan	2016 Plan	Spansion Integration plan	Total
Accrued balance as of January 3,2016	$—	$—	$—	$21,487	$21,487
Provision	—	—	26,261	(130)	26,131
Cash payments and other adjustments	—	—	(5,157)	(7,138)	(12,295)
Accrued balance as of January 1, 2017	—	—	21,104	14,219	35,323
Provision	—	6,464	2,624	—	9,088
Cash payments and other adjustments	—	(325)	(22,985)	(2,922)	(26,232)
Accrued balance as of December 31, 2017	—	6,139	743	11,297	18,179
Provision	4,898	2,421	(234)	9,757	16,842
Cash payments and other adjustments	(4,650)	(8,530)	(509)	(6,796)	(20,485)
Accrued balance as of December 30, 2018	$248	$30	$—	$14,258	$14,536

NOTE 12. FOREIGN CURRENCY AND INTEREST RATE DERIVATIVES
The Company enters into multiple foreign exchange forward contracts to hedge certain operational exposures resulting from fluctuations in Japanese yen and Euro exchange rates. The Company does not enter into derivative securities for speculative purposes. The Company’s hedging policy is designed to mitigate the impact of foreign currency exchange rate fluctuations on its operating results. Some foreign currency forward contracts are considered to be economic hedges that were not designated as hedging instruments while others were designated as cash flow hedges. Whether designated or non-designated as cash flow hedges, these forward contracts protect the Company against the variability of forecasted foreign currency cash flows resulting from revenues, expenses and net monetary asset or liability positions designated in currencies other than the U.S. dollar. The maximum original duration of any contract allowable under the Company’s hedging policy is thirteen months for foreign currency hedging contracts.
Cash Flow Hedges
The Company enters into cash flow hedges to protect non-functional currency inventory purchases and certain other operational expenses, in addition to its on-going program of cash flow hedges to protect its non-functional currency revenues against variability in cash flows due to foreign currency fluctuations. The Company’s foreign currency forward contracts that were designated as cash flow hedges generally have tenors between three and thirteen months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a monthly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. Prior to the second quarter of 2018, interest charges or "forward points" on the forward contracts are excluded from the assessment of hedge effectiveness and are recorded in interest and other income, net in the Condensed Consolidated Statements of Operations. In the second quarter of 2018, the Company entered into cash flow hedges, in which interest charges or "forward points" on the forward contracts are included in the assessment of hedge effectiveness, and are recorded in the underlying hedged items in the Condensed Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or costs, depending on the risk hedged.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net in its Condensed Consolidated Statements of Operations at that time.
The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in other income (expense), net in its Consolidated Statements of Operations.
At December 30, 2018, the Company had net outstanding forward contracts to buy ¥5,977 million for $54.4 million. At December 31, 2017, the Company had net outstanding forward contracts to buy ¥3,335 million for $29.8 million.

Designated hedges
Total notional amounts of net outstanding contracts were as summarized below:

Buy / Sell	December 30, 2018	December 31, 2017
(In millions)
US dollar / Japanese Yen	$44.5 / ¥4,850	$58.7 / ¥6,476
Japanese Yen / US dollar	¥10,827 / $98.8	¥9,811 / $88.4

Non-designated hedges
Total notional amounts of net outstanding contracts were as summarized below.  The duration or each contract is approximately thirty days:

Buy / Sell	December 30, 2018	December 31, 2017
(In millions)
US dollar / EUR	$9.1 / €8.0	$8.8 / €7.4
US dollar / Japanese Yen	$13.2 / ¥1,430	$15.9 / ¥1,744
Japanese Yen / US dollar	¥4,210 / $38.0	¥4,790 / $43.0

Interest rate swaps

In December 2017, the Company entered into fixed-for-floating interest rate forward swap agreements starting in April 2018 with two counterparties, to swap future variable interest payments on certain debt for fixed interest payments; these agreements will expire in July 2021. The objective of the swaps was to effectively fix the interest rate at current levels without having to refinance the outstanding term loan, thereby avoiding the incurrence of transaction costs. The interest rate on the variable debt was fixed in December 2017 and became effective in April 2018.

On January 3, 2018, the Company evaluated the hedge effectiveness of the interest rate swaps and designated these swaps as hedging instruments. Upon designation as cash flow hedge instruments, future changes in fair value of these swaps are recognized in accumulated other comprehensive income (loss).

In October 2018, the Company entered into fixed-for-floating interest rate forward swap agreements starting in July 2021 with two counterparties to swap future variable interest payments on existing debt for fixed interest payments; these agreements will expire in December 2024. The objective of the swaps was to effectively fix the future interest rate at the level currently available to avoid the uncertainty in financing cost for a portion of debt due to future interest rate fluctuations. The aggregate notional amount of these interest rate swaps was $300 million. The Company has evaluated the hedge effectiveness of the interest rate swaps and has designated these swaps as cash flow hedges of the debt with future changes in fair value of these swaps is recognized in accumulated other comprehensive income (loss).

For fiscal year 2018, the Company has recorded a loss in other comprehensive income of $1.3 million for these interest rate swaps.

The gross asset and liability at fair value was $2.5 million and $4.1 million respectively and the net impact to the Consolidated Statements of Operations was immaterial.

The effect of derivative instruments in the Consolidated Statements of Operations for fiscal 2018 is $0.2 million. There is no effect of derivative instruments in fiscal 2017,

The gross fair values of derivative instruments on the Consolidated Balance Sheets as of December 30, 2018 and December 31, 2017 were as follows:

	December 30, 2018		December 31, 2017
Balance Sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(in thousands)
Other Current Assets
Derivative Asset	$2,767	$725	$805	$392

Non-current Assets
Derivative Asset	$1,419	$—	$—	$607

Other Current Liabilities
Derivative Liability	$1,210	$411	$775	$1,258

Non-Current Liabilities
Derivative Liability	4,051	—	—	—

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) were as follows:

	Accumulated net unrealized income (loss) on cash flow hedges and other	Accumulated unrecognized gain (loss) on the Defined Benefit Plan	Accumulated other comprehensive income (loss)
	(in thousands)
Balance as of January 1, 2017	$(7,623)	$(1,188)	$(8,811)
Other comprehensive income (loss) before reclassification	511	—	511
Amounts reclassified to other income (expense), net	6,614	$—	6,614
Net unrecognized gain (loss) on the defined benefit plan	—	324	324
Balance as of December 31, 2017	(498)	(864)	(1,362)
Other comprehensive income (loss) before reclassification	(644)	—	(644)
Amounts reclassified to operating income	379	—	379
Net unrecognized gain (loss) on the defined benefit plan	—	3,456	3,456
Balance as of December 30, 2018	$(763)	$2,592	$1,829

NOTE 14.  OTHER (EXPENSE) INCOME, NET
The following table summarizes the components of “other (expense) income, net,” recorded in the Consolidated Statements of Operations:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(In thousands)
Interest income	$—	$568	$1,836
Changes in fair value of investments under the deferred compensation plan	(2,904)	6,087	2,326
Unrealized (loss) gain on marketable securities	—	—	325
Foreign currency exchange and other (losses) gains, net	(340)	(1,838)	(4,251)
(Loss) gain on sale of investments	351	—	(265)
Other	375	(549)	342
Other (expense) income, net	$(2,518)	$4,268	$313

NOTE 15. DEBT

Debt is comprised of the following:

	December 30, 2018	December 31, 2017
	(in thousands)
Current portion of long-term debt
Senior Secured Credit Facility:
Term Loan B	5,051	27,303
Capital Lease Obligations	1,892	—
Current portion of long-term debt	6,943	27,303
Revolving credit facility and long-term portion of debt
Senior Secured Credit Facility:
Revolving Credit Facility	—	90,000
Term Loan B	462,868	468,080
2.0% 2020 Exchangeable Notes	11,438	20,375
4.5% 2022 Senior Exchangeable Notes	256,726	246,636
2.0% 2023 Exchangeable Notes	135,057	131,422
Capital lease obligations	8,146	—
Credit facility and long-term debt	874,235	956,513
Total debt	$881,178	$983,816

Revolving Credit Facility, Term Loan A, Term Loan B

On March 12, 2015, the Company entered into an Amended and Restated Credit and Guaranty Agreement with Morgan Stanley Bank, N.A., as issuing bank, and other lenders (as amended, the "Credit Agreement"). The Credit Agreement establishes a credit facility (the "Credit Facility" or the "Senior Secured Credit Facility") that includes a revolving loan facility (the "Revolving Credit Facility") and provides for the possibility of term loans.

As per the terms of the Credit Agreement, the Company entered into a Joinder Agreement on December 22, 2015 under which the Company borrowed an additional $100 million ("Term Loan A"). Term Loan A was subject to, at the Company’s option, either an interest rate equal to (i) 3.25% over LIBOR or (ii) an interest rate equal to 2.25% over the greater of (x) the prime lending rate published by the Wall Street Journal, (y) the federal funds effective rate plus 0.50%, and (z) the LIBOR rate for a one month interest period plus 1%. The Company paid a 1.00% upfront fee in connection with the Term Loan A. Such Term Loan A is payable in quarterly installments equal to 1.25% per quarter for 2016, 1.875% per quarter for 2017 and 2018, and 2.50% per quarter thereafter, with the remaining outstanding principle amount due at final maturity on March 12, 2020. It may be voluntarily prepaid at the Company’s option and is subject to mandatory prepayments equal to (i) 50% of excess cash flow, as defined in the agreement, (stepping down to 25% and 0% based on a decrease in total leverage ratio over time) at the end of each fiscal year, (ii) the net cash proceeds from certain asset sales (subject to certain reinvestment rights) and (iii) the proceeds from any debt issuances not otherwise permitted under the Credit Agreement.  The Company incurred financing costs of $2.8 million to the lenders of Term Loan A which have been capitalized and recognized as a deduction of the Term Loan A balance in "Credit facility and long term debt" on the Consolidated Balance Sheet. As described below, Term Loan A was extinguished as a separate borrowing on August 18, 2017.

On January 6, 2016, subsequent to fiscal 2015, the Company entered into an Incremental Revolving Joinder Agreement to its existing Credit Agreement to increase the amount of revolving commitments under the Credit Facility by an additional $90 million. The total aggregate amount of revolving commitments under the Credit Facility starting January 6, 2016 is $540 million.

On April 27, 2016, the Company amended and restated the Credit Agreement such that borrowings bear interest, at the Company's option, at an adjusted base rate plus a spread of 1.25%, or an adjusted LIBOR rate plus a spread of 2.25%. The borrowings under the Credit Facility are guaranteed by certain present and future wholly-owned material domestic subsidiaries of the Company (the "Guarantors") and are secured by a security interest in substantially all assets of the Company and the Guarantors. The financial covenants include the following conditions: 1) maximum total leverage ratio of 4.50x through October 2016, 4.25x until January 1, 2017, 4.00x until April 2, 2017 and 3.75x thereafter, and 2) minimum fixed charge coverage ratio of 1.00x. The Company incurred financing costs of $2.6 million related to the Credit Facility which has been capitalized and recognized in other long-term assets on the Consolidated Balance Sheet. These costs will be amortized over the life of the Credit Facility and recorded in "Interest Expense" in the Consolidated Statement of Operations.

On July 5, 2016, the Company entered into a Joinder and Amendment Agreement with the initial incremental term loan lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent. The Joinder Agreement supplements the Company’s existing Credit Agreement. The Joinder and Amendment Agreement provides for the incurrence by the Company of an incremental term loan in an aggregate principal amount of $450.0 million ("Term Loan B"). The incurrence of Term Loan B is permitted as an incremental loan under the Credit Agreement and is subject to the terms of the Credit Agreement and to additional terms set forth in the Joinder and Amendment Agreement. Term Loan B will initially bear interest at (i) an adjusted LIBOR rate loan plus an applicable margin of 5.50% or (ii) an adjusted base rate loan plus an applicable margin of 4.50%. Following the delivery of a compliance certificate and the financial statements for the period ending the last day of the third Fiscal Quarter of 2016, Term Loan B shall bear interest, at the Company’s option, at (i) an adjusted LIBOR rate plus an applicable margin of either 5.25% or 5.50%, or (ii) an adjusted base plus an applicable margin of either 4.25% or 4.50%, with the applicable margin in each case determined based on the Company’s total net leverage ratio for the trailing twelve month period ended as of the last day of the Company’s most recently ended fiscal quarter. The Company paid an upfront fee to the initial incremental lenders in an amount equal to 1.5% of the aggregate principal amount of the incremental term loan funded. The Company is required to pay a prepayment premium of 1.00% of the principal amount prepaid if it prepays the incremental term loan in certain circumstances prior to the date that is twelve months after the closing date. Term Loan B was fully funded on the closing date and matures on July 5, 2021.The Company incurred financing costs of $11.5 million to the lenders of Term Loan B which has been capitalized and recognized as a deduction of the Term Loan B balance in "Long-term revolving credit facility and long term debt" on the Consolidated Balance Sheets. These costs will be amortized over the life of Term Loan B and recorded in "Interest Expense" in the Consolidated Statements of Operations.

On February 17, 2017, the Company amended its Credit Agreement. The amendment reduced the applicable margins on Term Loan B and Term Loan A from 5.50% and 5.11%, respectively, to 3.75% effective February 17, 2017. Additionally, the amended financial covenants include the following conditions: 1) maximum total leverage ratio of 4.25 to 1.00 through December 31, 2017 and 2) maximum total leverage ratio of 4.00 to 1.00 through July 1, 2018 and 3.75 to 1.00 thereafter. The Company incurred financing costs of $5.9 million to lenders of the term loans which were capitalized and recognized as a reduction of the Term Loan A and Term Loan B balances in "Credit facility and long term debt" on the Consolidated Balance Sheets. These costs will be amortized over the life of the term loans and are recorded in "Expense" in the Consolidated Statements of Operations.

On April 7, 2017, the Company amended its Credit Agreement. The amendment reduced the applicable margins on the Company's Term Loan A from 3.75% to 2.75% effective April 7, 2017. The Company incurred financing costs of $0.4 million to lenders of Term Loan A which were recognized as a reduction of the Term Loan A balance in "Long-term credit facility and long term debt" in the Consolidated Balance Sheets.

On August 18, 2017, the Company amended its Credit Agreement. As a result of the amendment, Term Loan A borrowing of $91.3 million was extinguished as a separate borrowing. Term Loan B was increased by $91.3 million to replace Term Loan A (the "Additional Incremental Term Loan"). Previously unamortized debt issuance costs of $3.0 million related to Term Loan A were written off and recorded as "Interest expense" in the Consolidated Statements of Operations in fiscal 2017. The additional incremental term loan is subject to the terms of the Credit Agreement and the additional terms set forth in the amendment. The amendment also reduced the applicable margins on Term Loan B from 3.75% to 2.75% effective August 18, 2017. The Company incurred financing costs of $0.6 million to the lenders of the term loans which have been capitalized and recognized as a reduction of the Term Loan B balances in "Credit facility and long term debt" on the Consolidated Balance Sheets. These costs will be amortized over the life of the term loans and are recorded in "Interest Expense" on the Consolidated Statements of Operations.

On March 12, 2018, the Company amended its Credit Agreement. The amendment reduces the applicable margins on the Revolving Credit Facility and Term Loan B. After giving effect to the amendment, the Term Loan B bore interest, at the option of the Company, at the base rate plus an applicable margin of 1.25% or the Eurodollar rate plus an applicable margin of 2.25%; and the Revolving Credit Facility bears interest, at the option of the Company, at the base rate plus an applicable margin of either 0.75% or 1.00%, depending on the Company's secured leverage ratio, or the Eurodollar rate plus an applicable margin of 1.75% or 2.00%, depending on the Company's secured leverage ratio. The amendment removed the fixed charge coverage ratio financial covenants. In addition, for Term Loan B, the amendment removed the total leverage ratio covenant, changed the required amortization payments to 1% per annum, and waived the excess cash flow mandatory repayment for fiscal 2017.

On September 13, 2018, the Company again amended its Credit Agreement. The amendment reduces the applicable margin for Term Loan B. After giving effect to the amendment, Term Loan B will bear interest, at the option of the Company, at the base rate plus an applicable margin of 1.00% or the Eurodollar rate plus an applicable margin of 2.00%. As part of the transaction, the Company repaid $25.0 million of outstanding Term Loan B principal.

Interest expenses related to the contractual interest expenses, the amortization of debt issuance costs and the amortization of debt discounts were $34.3 million, $45.2 million and $35.9 million during the fiscal years ended December 30, 2018, December 31, 2017 and January 1, 2017.

As of December 30, 2018, $476.3 million aggregate principal amount of loan, which is related to Term Loan B, is outstanding under the Credit Facility.
As of December 30, 2018, the Company was in compliance with all of the financial covenants under the Credit Facility.

2% 2020 Spansion Exchangeable Notes

Pursuant to its merger with Spansion, Cypress assumed Spansion's outstanding 2% 2020 Spansion Exchangeable Notes ("Spansion Notes" or the "2.0% 2020 Exchangeable Notes") on March 12, 2015. The Spansion Notes are governed by a Supplemental Indenture, dated March 12, 2015, between the Company, Spansion and Wells Fargo Bank, National Association, as Trustee. They are fully and unconditionally guaranteed on a senior unsecured basis by the Company. The Spansion Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2% per year payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2014. The Spansion Notes may be due and payable immediately in certain events of default.

As of December 30, 2018, the Spansion Notes are exchangeable for 203.87 shares of common stock per $1,000 principal amount of the Spansion Notes (equivalent to an exchange price of $4.91) subject to adjustments for dividends, anti-dilutive issuances and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock and liquidation, consolidation or merger of the Company. According to the Indenture, a change in control occurs when a person or group becomes the beneficial owner directly or indirectly, of more than 50% of the Company’s common stock. In the case of a consolidation or merger, if the surviving entity continues to be listed, no change of control will be triggered. Prior to June 1, 2020, the Spansion Notes will be exchangeable under certain specified circumstances as described in the Indenture.

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

It is the Company’s intent that upon conversion, the Company would pay the holders of the Spansion Notes cash for an amount up to the aggregate principal amount of the Spansion Notes. If the conversion value exceeds the principal amount, the Company intends to deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount ("conversion spread"). Accordingly, for the purposes of calculating of diluted earnings per share, there would be no adjustment to the numerator in the net income per common share computation for the portion of the Notes intended to be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.

On November 1, 2017, the Company entered into a privately negotiated agreement to induce the extinguishment of a portion of the Spansion Notes. The Company paid the holders of the Spansion Notes cash for the aggregate principal of $128 million and delivered 17.3 million shares of common stock for the conversion spread. The Company recorded $4.3 million in loss on extinguishment, which included $1.2 million paid in cash as an inducement premium and a reduction in additional paid-in capital of $290.6 million towards the deemed repurchase of the equity component of the notes. The loss on extinguishment is recorded in "Other income (expense), net" in the Consolidated Statement of Operations. See Note 14 of the Notes to Consolidated Financial Statements for further details.

On March 7, 2018, the Company entered into a privately negotiated agreement to induce the extinguishment of $10 million of the remaining $22 million of Spansion Notes outstanding. The Company paid the holders of the Spansion Notes cash for the aggregate principal of $10 million and delivered 1.4 million shares of common stock for the conversion spread. The Company recorded $0.2 million in loss on extinguishment and a reduction in additional paid-in capital of $25.7 million towards the deemed repurchase of the equity component of the notes. The loss on extinguishment is recorded in "Interest Expense" in the Consolidated Statements of Operations.

The following table presents the interest expense recognized on the Spansion Notes during the fiscal years ended December 30, 2018, December 31, 2017 and January 1, 2017 (in thousands):

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Contractual interest expense at 2% per annum	$242	$2,880	$2,989
Accretion of debt discount	329	3,149	3,556
Total	$571	$6,029	$6,545
The 2% 2020 Exchangeable Notes consisted of the following as of December 30, 2018 and December 31, 2017 (in thousands):

	December 30, 2018	December 31, 2017
Equity component (1)	$22,971	$42,130
Liability component:
Principal	$11,990	$21,990
Less debt discount, net (2)	(552)	(1,615)
Net carrying amount	$11,438	$20,375
(1) Included on the consolidated balance sheets within additional paid-in-capital
(2) Included on the consolidated balance sheets within Credit facility and long-term debt and is amortized over the remaining life of the 2% 2020 Exchangeable Notes.

4.5% 2022 Senior Exchangeable Notes

On June 23, 2016, the Company issued $287.5 million of Senior Exchangeable Notes due in 2022 (the "4.5% 2022 Senior Exchangeable Notes") at face value in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The 4.5% 2022 Senior Exchangeable Notes are governed by an Indenture ("2016 Indenture"), dated June 23, 2016, between the Company and U.S. Bank National Association, as Trustee. The 4.5% 2022 Senior Exchangeable Notes will mature on January 15, 2022, unless earlier repurchased or converted, and bear interest of 4.50% per year payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2017. The 4.5% 2022 Senior Exchangeable Notes may be due and payable immediately in certain events of default.

The 4.5% 2022 Senior Exchangeable Notes are exchangeable for an initial exchange rate of 74.14 shares of common stock per $1,000 principal amount of the 4.5% 2022 Senior Exchangeable Notes (equivalent to an initial exchange price of approximately $13.49 per share) subject to adjustments for anti-dilutive issuances and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock and liquidation, consolidation or merger of the Company. Prior to October 15, 2021, the Notes will be exchangeable under certain specified circumstances as described in the 2016 Indenture.  On or after October 15, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 4.5% 2022 Senior Exchangeable Notes will be convertible in multiples of $1,000 principal amount regardless of the foregoing circumstances.

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

It is the Company’s intent that upon conversion, the Company would pay the holders of the 4.5% 2022 Senior Exchangeable Notes cash for an amount up to the aggregate principal amount of the 4.5% 2022 Senior Exchangeable Notes. If the conversion value exceeds the principal amount, the Company intends to deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount ("conversion spread"). Accordingly, for the purposes of calculating diluted earnings per share, there would be no adjustment to the numerator in the net income per common share computation for the portion of the 4.5% 2022 Senior Exchangeable Notes intended to be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.

At the debt issuance date, the 4.5% 2022 Senior Exchangeable Notes, net of issuance costs, consisted of the following (in thousands):

June 23, 2016
Liability component
Principal	$238,338
Less: Issuance cost	(7,158)
Net carrying amount	$231,180
Equity component
Allocated amount	$49,163
Less: Issuance cost	(1,477)
Net carrying amount	$47,686
Exchangeable Notes, net of issuance costs	$278,866

The following table includes total interest expense related to the 4.5% 2022 Senior Exchangeable Notes recognized during the fiscal years ended December 30, 2018, December 31, 2017 and January 1, 2017 (in thousands):

	Year ended
	December 30, 2018	December 31, 2017	January 1, 2017
Contractual interest expense	$12,902	$13,009	$6,900
Amortization of debt issuance costs	1,278	1,289	700
Accretion of debt discount	8,811	8,885	4,646
Total	$22,991	$23,183	$12,246

The 4.5% 2022 Senior Exchangeable Notes consisted of the following as of December 30, 2018 and December 31, 2017 (in thousands):

	December 30, 2018	December 31, 2017
Equity component (1)	$47,686	$47,686
Liability component:
Principal	$287,500	$287,500
Less debt discount and debt issuance costs, net (2)	(30,774)	(40,864)
Net carrying amount	$256,726	$246,636
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

2.0% 2023 Exchangeable Notes

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

It is the Company’s intent that upon conversion, the Company would pay the holders of the 2% 2023 Exchangeable Notes cash for an amount up to the aggregate principal amount of the Notes. If the conversion value exceeds the principal amount, the Company intends to deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount ("conversion spread"). Accordingly, for the purposes of calculating diluted earnings per share, there would be no adjustment to the numerator in the net income per common share computation for the portion of the Notes that are intended to be cash settled. The conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.

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

The following table includes total interest expense related to the 2% 2023 Exchangeable Notes recognized during the fiscal years ended December 30, 2018 and December 31, 2017 (in thousands):

	Year ended December 30, 2018	Year ended December 31, 2017
Contractual interest expense	$2,992	$452
Amortization of debt issuance costs	700	106
Accretion of debt discount	2,940	444
Total	$6,632	$1,002

The 2% 2023 Exchangeable Notes consisted of the following as of December 30, 2018 and December 31, 2017 (in thousands):

	December 30, 2018	December 31, 2017
Equity component (1)	$15,028	$15,028
Liability component:
Principal	$150,000	$150,000
Less debt discount and debt issuance costs, net (2)	(14,943)	(18,578)
Net carrying amount	$135,057	$131,422
(1) Included in the consolidated balance sheets within additional paid-in-capital
(2) Included in the consolidated balance sheets within Credit facility and long-term debt and is amortized over the remaining life of the 2% 2023 Exchangeable Notes.
Capital Leases and Equipment Loans
The Company has had capital lease arrangements related to certain equipment at its Austin manufacturing facility which expire in 2024. In June 2018, the Company entered into a capital lease agreement for manufacturing equipment. The lease has a term of 5 years through June 2023. As of December 30, 2018, the Company recorded a capital lease obligation of approximately $10.0 million.

Future Debt Payments

The future scheduled principal payments for the outstanding Company's debt as of December 30, 2018 were as follows (in thousands):

Fiscal Year	Total
2019	$6,738
2020	18,747
2021	467,899
2022	289,275
2023	151,738
Thereafter	1,441
Total	$935,838

NOTE 16. EQUITY TRANSACTIONS
$450 million Stock Buyback Program:
On October 20, 2015, the Company’s Board authorized a $450 million stock buyback program. The program allows the Company to purchase its common stock or enter into equity derivative transactions related to its common stock. The timing and actual amount expended with the new authorized funds will depend on a variety of factors including the market price of the Company’s common stock, regulatory, legal, and contractual requirements, alternative uses of cash, availability of on shore cash and other market factors. The program does not obligate the Company to repurchase any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. Under the program through the end of fiscal 2018, the Company used $274.1 million to repurchase 31.8 million shares at an average price of $8.62.
Yield Enhancement Program:
In fiscal 2009, the Audit Committee approved a yield enhancement strategy intended to improve the yield on the Company’s available cash. As part of this program, the Audit Committee authorized the Company to enter into short-term yield enhanced structured agreements, typically with maturities of 90 days or less, correlated to the Company’s stock price. Under the agreements that the Company has entered into to date, it pays a fixed sum of cash upon execution of an agreement in exchange for the financial institution’s obligations to pay either a pre-determined amount of cash or shares of the Company’s common stock depending on the closing market price of the Company’s common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of the Company’s common stock is above the pre-determined price, the Company will have its cash investment returned plus a yield substantially above the yield currently available for short-term cash investments. If the closing market price is at or below the pre-determined price, the Company will receive the number of shares specified at the agreement’s inception. As the outcome of these arrangements is based entirely on the Company’s stock price and does not require the Company to deliver either shares or cash, other than the original investment, the entire transaction is recorded in equity.
The Company had no activity related to yield enhanced structured agreements during fiscal 2017. The following table summarizes the activity of the Company’s settled yield enhanced structured agreements during fiscal 2018:

	Aggregate Price Paid	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
Fiscal 2018:	(in thousands, except per share amounts)
Settled through issuance of common stock	$3,262	250	$13
Total for fiscal 2018	$3,262	250	$13

.
Dividends
During fiscal 2018, the Company paid total cash dividends of $157.4 million consisting of dividends of $0.11 per share of common stock paid in all four quarters of the fiscal year. On November 5, 2018, the Company’s Board declared a cash dividend of $0.11 per share payable to holders of record of the Company’s common stock at the close of business day on December 27, 2018. This cash dividend was paid on January 17, 2019 and totaled $39.7 million.
During fiscal 2017, the Company paid total cash dividends of $144.7 million, consisting of dividends of $0.11 per share of common stock paid in each of the quarters of the fiscal year.
During fiscal 2016, the Company paid total cash dividends of $141.4 million, consisting of dividends of $0.11 per share of common stock paid in each of the quarters of the fiscal year.

NOTE 17. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company purchases from, or sells to (a) entities for which one of the Company's directors or executive officers serves as a director or (b) entities that are otherwise affiliated with one of the Company's directors or executive officers (collectively, "related parties").

For the indicated periods, the following table presents information on the Company's transactions with such entities occurring at a time when the entity was a related party of the Company.

	Year ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands)
Total revenues	$224	$4,713	$2,965
Total purchases	$12,995	$54,236	$7,936

As of December 30, 2018 and December 31, 2017, amounts due from these parties totaled $0.1 million and $4.8 million, respectively, and amounts due to these parties totaled $1.9 million and $9.9 million, respectively.

NOTE 18. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted-average common shares outstanding during the period. Diluted net income per share is computed using the weighted-average common shares outstanding and any dilutive potential common shares. Diluted net loss per common share is computed using the weighted-average common shares outstanding. This computation excludes all dilutive potential common shares when the Company is in a net loss position as their inclusion would be anti-dilutive. The Company’s dilutive securities primarily include stock options, restricted stock units, ESPP purchase rights, and the exchangeable notes.
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(In thousands, except per-share amounts)
Net Income (Loss) per Share—Basic:
Net (loss) attributable to Cypress for basic and diluted computation	$354,592	$(80,915)	$(683,234)
Weighted-average common shares for basic computation	359,324	333,451	319,522
Net (loss) per share—basic	$0.99	$(0.24)	$(2.14)
Net (Loss) per Share—Diluted:
Net income (loss) attributable to Cypress for diluted computation	$354,592	$(80,915)	$(683,234)
Weighted-average common shares for basic computation	359,324	333,451	319,522
Effect of dilutive securities:
Stock options, restricted stock units, ESPP purchase rights, exchangeable notes, and other	12,854	—	—
Weighted-average common shares for diluted computation	372,178	333,451	319,522
Net income (loss) per share—diluted	$0.95	$(0.24)	$(2.14)

Anti-Dilutive Securities:
The following securities calculated on a weighted average basis were excluded from the computation of diluted net income (loss) per share as their impact was anti-dilutive:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands)
Stock options and restricted stock units	693	8,375	6,226
Exchangeable Notes	2,464	17,732	13,844
NOTE 19.  EMPLOYEE BENEFIT PLANS
Pension Plans
The Company sponsors defined benefit pension plans covering employees in India, Japan, Philippines, South Korea, Taiwan and Thailand. The Company does not have defined-benefit pension plans for its United States-based employees. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of each country’s plan. The funding policy is consistent with the local requirements of each country.
As of December 30, 2018 and December 31, 2017, projected benefit obligations, net of plan assets totaled $13.4 million and $15.5 million, respectively, and the fair value of plan assets was $3.1 million and $2.7 million, respectively.

Cypress Incentive Plan

The Company has an employee incentive plan, which provides for cash incentive payments to certain employees including all named executive officers. Payments under the plan are determined based upon certain performance measures, including the Company’s revenue and pre-bonus pre-tax profit margin as well as the achievement of strategic, operational and financial goals established for each employee. The Company recorded total charges of approximately $59.8 million under the plan in fiscal 2018.
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
Under the deferred compensation plans the assets are recorded at fair value in each reporting period with the offset being recorded in “Other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of December 30, 2018 and December 31, 2017, the fair value of the assets was $44.4 million and $49.5 million, respectively, and the fair value of the liabilities was $44.8 million and $50.6 million, respectively.

All non-cash expense and income recorded under the deferred compensation plans were included in the following line items in the Consolidated Statements of Operations:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(in thousands)
Changes in fair value of assets recorded in:
Other income (expense), net	$(2,904)	$6,087	$2,326
Changes in fair value of liabilities recorded in:
Cost of revenues	168	(602)	(288)
Research and development expenses	971	(2,826)	(884)
Selling, general and administrative expenses	1,036	(3,936)	(1,889)
Total expense, net	$(729)	$(1,277)	$(735)

401(k) Plan
The Company sponsors a 401(k) plan which provides participating employees with an opportunity to accumulate funds for retirement on a tax deferred basis. As of December 30, 2018, the Company matches contribution equal to 50% of the first $2,000 that each employee contributes to the Plan for both pre-tax and Roth deferrals. Effective December 31, 2018, the Company has increased the employer's matching contribution to 50% of the first $4,000 that each employee contributes to the Plan for both pre-tax and Roth deferrals.
NOTE 20. INCOME TAXES
The geographic distribution of income (loss) before income taxes and the components of income tax benefit (provision) are summarized below:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
		(In thousands)
United States loss	$(98,546)	$(108,146)	$(786,610)
Foreign income	137,520	38,388	105,992
Income (loss) before income taxes	38,974	(69,758)	(680,618)
Income tax benefit (provision):
Current tax benefit (expense):
Federal	(3,859)	(1,358)	(1,144)
State	(372)	(125)	204
Foreign	(20,498)	(15,081)	(926)
Total current tax benefit (expense)	(24,729)	(16,564)	(1,866)
Deferred tax benefit (expense):
Federal	334,453	4,341	(556)
State	5,236	(67)	(31)
Foreign	658	1,133	(163)
Total deferred tax benefit (expense)	340,347	5,407	(750)
Income tax benefit (provision)	$315,618	$(11,157)	$(2,616)

Income tax benefit (provision) differs from the amounts obtained by applying the statutory United States federal income tax rate to income (loss) before taxes as shown below:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
		(In thousands)
Benefit (provision) at U.S. statutory rate (21% for 2018, 35% for 2017 and 2016)	$(8,185)	$24,415	$238,216
Valuation allowance release (excluding rate items below)	363,057	—	—
Foreign income at other than U.S. rates	(14,279)	(67,685)	(36,552)
Future benefits not recognized¹	(4,475)	23,978	(37,033)
Goodwill and asset impairment	(26,478)	—	(181,987)
Reversal of previously accrued taxes	—	1,447	13,371
Foreign withholding taxes	(2,168)	(3,718)	(2,018)
State income taxes, net of federal benefit	(372)	(192)	(87)
Tax credit¹	10,129	11,421	7,826
Other, net	(1,611)	(823)	(4,352)
Income tax benefit (provision)	$315,618	$(11,157)	$(2,616)

1.	Certain balances included on the Income tax benefit (provision) for prior periods have been reclassified to conform to the current period presentation.

The components of deferred tax assets and liabilities were as follows:

	As of
	December 30, 2018	December 31, 2017
	(In thousands)
Deferred tax assets:
Credits and net operating loss carryovers	$429,800	$460,329
Reserves and accruals	82,990	92,655
Excess of book over tax depreciation	5,614	11,744
Deferred income	34,347	39,367
Total deferred tax assets	552,751	604,095
Less valuation allowance	(158,535)	(513,191)
Deferred tax assets, net	394,216	90,904
Deferred tax liabilities:
Foreign earnings and others	(7,396)	(68,013)
Intangible assets arising from acquisitions	(47,141)	(24,477)
Total deferred tax liabilities	(54,537)	(92,490)
Net deferred tax assets	$339,679	$(1,586)

The Company has the following tax loss and credit carryforwards available to offset future income tax liabilities:

Carryforward	Amount	Expiration Date
	($ in millions)
Federal net operating loss carryforward	$968	2025-2037
Federal research credit carryforward	$117	2019-2038
International foreign tax credit carryforward	$12	2019-2023
State research credit carryforward	$104	Indefinite
State net operating loss carryforward	$304	2019-2037
State research credit carryforward	$3	2019-2038

The federal and state net operating loss carryforward is subject to limitations under Internal Revenue Code Section 382.

The Company recorded an income tax benefit of $315.6 million in 2018, an income tax expense of $11.2 million in 2017, and an income tax expense of $2.6 million in 2016. The tax benefit for 2018 was more favorable than the tax provision to be expected based on the federal statutory rate primarily due to the release of valuation allowance against certain U.S. deferred tax assets. The income tax expenses for fiscal 2017 and 2016 were primarily attributable to income taxes associated with our non-U.S. operations, primarily offset by release of previously accrued taxes related to the lapsing of statutes of limitation.

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses our valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. During the fourth quarter of 2018, the Company emerged from a cumulative loss position over the previous three years. The cumulative three-year pre-tax income is considered positive evidence which is objective and verifiable and thus received significant weighting. The continued pattern of income before tax, recent global restructuring executed in fiscal 2018 and projected future operating income in the U.S. was additional positive evidence. As a result, the Company released $343.3 million of the valuation allowance attributable to certain U.S. deferred tax assets during 2018. Please refer to Schedule II for the adjustments to valuation allowance balances.
As of December 30, 2018, for certain federal and state attributes, a valuation allowance of $158.5 million has been recorded for the portion that is not more likely than not to be realized. As of December 31, 2017, of the total deferred tax assets of $604.1 million, a valuation allowance of $513.2 million had been recorded for the portion which was not more likely than not to be realized, based upon the Company’s evaluation at the time. The Company will continue to evaluate all evidence in future periods to determine if a further release of the valuation allowance is warranted
The Company’s global operations involve manufacturing, research and development, and selling activities. The Company’s operations outside the U.S. are in certain countries that impose a statutory tax rate lower than the U.S. The Company's foreign operation is subject to tax holidays in Malaysia and Thailand where it manufactures and designs certain products. These tax holidays are scheduled to expire at varying times within the next five years. The Company’s tax benefit of these tax holidays for the year ended December 30, 2018 had an insignificant impact on earnings per share.

Unrecognized Tax Benefits
The following table is a reconciliation of unrecognized tax benefits:

(In thousands)
Unrecognized tax benefits, as of January 3, 2016	$114,843
Decrease related to lapsing of statute of limitation	(7,190)
Increase based on tax positions related to current year	5,639
Increases in balances related to tax positions taken during prior periods	33,032
Unrecognized tax benefits, as of January 1, 2017	$146,324
Decrease related to lapsing of statute of limitation	(1,108)
Increase based on tax positions related to current year	4,475
Increases in balances related to tax positions taken during prior periods	1,631
Decrease in balances due to the Tax Reform corporate tax rate change from 35% to 21%	(36,087)
Unrecognized tax benefits, as of December 31, 2017	$115,235
Decrease related to partial settlements with taxing authorities	$(358)
Increase based on tax positions related to current year	$4,270
Increases in balances related to tax positions taken during prior periods	$2,729
Unrecognized tax benefits, as of December 30, 2018	$121,876
Gross unrecognized tax benefits increased by $6.6 million during fiscal year 2018, resulting in gross unrecognized tax benefits of $121.9 million as of December 30, 2018.
During fiscal year 2018, the Company recognized $0.4 million of previously unrecognized tax benefits as a result of either the expiration of the statute of limitations for certain audit periods or settlement with taxing authorities.
The Company recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the accompanying consolidated statements of operations. The Company recognized approximately $2.4 million of benefit related to interest and penalties in fiscal year 2018. Accrued interest and penalties are included within other long-term liabilities in the consolidated balance sheets. As of December 30, 2018 and December 31, 2017, the combined amount of cumulative accrued interest and penalties was approximately $13.0 million and $11.0 million, respectively.

As of December 30, 2018 and December 31, 2017, the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate totaled $65.8 million and $28.9 million, respectively.
Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities; and

•	expiration of statutes of limitations on the Company’s tax returns.
The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. The Company regularly assesses its tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which it does business. The Company believes it is reasonably possible that it may recognize up to approximately $3.2 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of agreements with domestic and various foreign tax authorities.
Classification of Interest and Penalties
The Company's policy is to classify interest expense and penalties, if any, as components of income tax provision in the Consolidated Statements of Operations. As of December 30, 2018 and December 31, 2017, the amount of accrued interest and penalties totaled $13.0 million and $11.0 million, respectively. The Company recorded a charge or (benefit) from interest and penalties of $2.4 million, $2.2 million and $(3.4) million during fiscal 2018, 2017 and 2016, respectively.
Tax Examinations
The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of December 30, 2018:

Tax Jurisdictions	Tax Years
United States	2009 and onward
California	2010 and onward
Philippines	2014 and onward
Israel	2014 and onward
India	2004 and onward
Thailand	2011 and onward
Malaysia	2003 and onward
Switzerland	2008 and onward
Japan	2011 and onward

Income tax examinations of the Company’s Malaysian subsidiary for the fiscal years 2003 to 2013 and our Philippine subsidiary for fiscal year 2014 are in progress. The Company does not believe the ultimate outcome of these examinations will result in a material increase to its tax liability.

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
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company recorded a provisional tax benefit of $8.6 million in the fourth quarter of 2017, the period in which the legislation was enacted. In the fourth quarter of 2018, the Company completed its accounting for the effects of the Act within the measurement period under SAB 118. There were no material adjustments to the provisional tax benefit recorded in the fourth quarter of 2017.

The Company has not provided the U.S. income taxes and foreign withholding taxes on a cumulative total of $9.9 million of undistributed earnings for non-U.S. subsidiaries as of December 30, 2018, because such earnings are intended to be indefinitely reinvested. Income taxes and foreign withholding taxes associated with these undistributed earnings are not significant.

NOTE 21.  COMMITMENTS AND CONTINGENCIES

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

The following table presents warranty reserve activities:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(In thousands)
Beginning balance	$4,445	$3,996	$4,096
Provisions & prior warranty estimates	5,325	2,947	5,261
Settlements made	(5,788)	(2,498)	(5,361)
Ending balance	$3,982	$4,445	$3,996

Operating Lease Commitments

The Company leases certain facilities and equipment under non-cancelable operating lease agreements that expire at various dates through fiscal 2026. Some leases include renewal options, which would permit extensions of the expiration dates at rates approximating fair market rental values.

As of December 30, 2018, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2019	$29,315
2020	12,860
2021	8,176
2022	6,241
2023	2,476
Thereafter	3,808
Total	$62,876

Restructuring accrual balances related to operating facility leases were $14.3 million and $11.5 million as of December 30, 2018 and December 31, 2017, respectively.

Contractual Obligations

The Company has entered into agreements with certain vendors that include "take or pay" terms. Take or pay terms obligate the Company to purchase a minimum required amount or services or make specified payments in lieu of such purchase. The Company may not be able to consume minimum commitments under these take or pay terms, requiring payments to vendors, which may have a material adverse impact on the Company's Consolidated Statements of Operations.

Litigation and Asserted Claims

The Company is currently involved in various legal proceedings, claims, and disputes arising in the ordinary course of business, including intellectual property claims and other matters.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of December 30, 2018 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

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

It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments the Company has made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations. As of December 30, 2018, management believes that if the Company were to incur a loss (in excess of amounts already recognized) in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, though there can be no assurance in this regard.

NOTE 22. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION
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

The Company's segments are its Microcontroller and Connectivity Division (or MCD) and its Memory Products Division (or MPD).

Income (Loss) from Operations before Income Taxes:

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
	(In thousands)
Microcontroller and Connectivity Division	$149,347	$56,314	$(12,674)
Memory Products Division	375,123	279,129	192,066
Unallocated items:
Stock-based compensation expense	(95,965)	(91,581)	(98,513)
Restructuring (charges) benefit, including executive severance	(16,842)	(9,088)	(30,631)
Reimbursement payment in connection with the cooperation and settlement agreement	—	(3,500)	—
Amortization of intangibles and other acquisition-related costs	(218,149)	(204,448)	(210,513)
Impairment of assets and other	—	—	(33,944)
Impairment related to assets held for sale	(76,590)	—	(37,219)
Loss on extinguishment of debt	(5,169)	(7,246)	—
Imputed interest on convertible debt, equity component amortization on convertible debt, and amortization of debt issuance cost	(19,947)	(20,538)	(8,306)
Gain on divestiture	—	1,245	—
Changes in value of deferred compensation plan	(728)	(1,277)	(735)
Gain related to investment in Deca Technologies Inc.	—	—	112,774
Goodwill impairment charge	—	—	(488,504)
Gain on sale of cost method investment	1,521	—	—
Impact of purchase accounting and other	3,982	3,136	(47,418)
Income (loss) from operations before income taxes	$96,583	$2,146	$(663,617)

The Company does not allocate stock-based compensation, changes in value of deferred compensation plan, share in net loss and impairment of equity method investees, amortization of intangible assets, imputed interest on convertible debt, equity component amortization on convertible debt and others, amortization of debt issuance cost, settlement agreements, restructuring charges, loss on extinguishment of Spansion convertible notes, loss on assets held for sale, and gain on sale on cost method investment, impact of purchase accounting, interest income and other, and interest expense to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

Geographical Information
Property, plant and equipment, net, by geographic locations were as follows:

	As of
	December 30, 2018	December 31, 2017
	(In thousands)
United States	$173,973	$186,824
Philippines	33,413	36,747
Thailand	34,581	29,151
Japan	11,251	12,211
Other	29,768	24,621
Total property, plant and equipment, net	$282,986	$289,554

The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the Company's CODM does not review asset information on a segment basis.
Customer Information
Outstanding accounts receivable from one of the Company's distributors, accounted for 25% and 28%, respectively, of the Company's consolidated accounts receivable as of December 30, 2018 and December 31, 2017.
Revenue generated through two of the Company's distributors, accounted for 18% and 14%, respectively, of the Company's consolidated revenues for fiscal 2018.
Revenue generated through two of the Company's distributors, accounted for 20% and 13%, respectively, of the Company's consolidated revenues for fiscal 2017.
Revenue generated through one of the Company's distributors accounted for 23% of the Company's consolidated revenues for fiscal 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cypress Semiconductor Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cypress Semiconductor Corporation and its subsidiaries (the “Company”) as of December 30, 2018 and December 31, 2017, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 30, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2)(collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 27, 2019

We have served as the Company’s auditor since 1982.

UNAUDITED QUARTERLY FINANCIAL DATA

Beginning fiscal year 2018, the Company allocated the amortization of acquisition-related intangible assets, restructuring costs and certain other expenses by function in the Consolidated Statements of Operations. The Consolidated Statements of Operations for the prior comparative periods have been reclassified to conform to the current period presentation. See Note 1 to the Company's consolidated financial statements for further discussion. The 2017 quarterly reclassifications have been effected in the 2018 unaudited interim financial statements filings on Form 10-Q.
Fiscal 2018

	Three Months Ended
	December 30, 2018 (1)	September 30, 2018 (2) (3)	July 1, 2018 (2) (3)	April 1, 2018 (2) (3)
Revenues	$604,474	$673,035	$624,090	$582,241
Gross Margin	$225,210	$259,715	$234,148	$212,392
Net income (loss)	$267,201	$50,747	$27,794	$9,090
Adjust for net loss attributable to non-controlling interest	$(87)	$(52)	$(88)	$(12)
Net income (loss) attributable to Cypress	$267,114	$50,695	$27,706	$9,078
Net income (loss) per share - basic	$0.74	$0.14	$0.08	$0.03
Net income (loss) per share - diluted	$0.72	$0.14	$0.07	$0.02

Fiscal 2017

	Three Months Ended
	December 31, 2017 (4) (5) (7)	October 1, 2017 (5)	July 2, 2017 (4) (5) (6)	April 2, 2017 (4) (5)
Revenues	$597,547	$604,574	$593,776	$531,874
Gross Margin	$222,385	$209,696	$192,745	$157,108
Net income (loss)	$(34,026)	$13,030	$(16,854)	$(42,935)
Adjust for net loss attributable to non-controlling interest	$12	$(14)	$(66)	$(64)
Net income (loss) attributable to Cypress	$(34,014)	$13,016	$(16,920)	$(42,999)
Net income (loss) per share - basic	$(0.10)	$0.04	$(0.05)	$(0.13)
Net income (loss) per share - diluted	$(0.10)	$0.04	$(0.05)	$(0.13)

(1)
During the fourth quarter of fiscal 2018, the Company recorded an impairment charge of $41.5 million related to its investment in Deca Technologies Inc., a privately held company, loss on assets held for sale of $76.6 million related to the Company's entry into a definitive agreement to divest the NAND business, and release of the deferred taxes valuation allowance of $343.3 million. See Note 7, Note 6, and Note 20 of the Notes to Consolidated Financial Statements, respectively.

(2)
During the first, second, and third quarters of fiscal 2018, the Company recorded $4.1 million, $1.2 million, and $10.0 million, respectively, of restructuring charges. See Note 11 of the Notes to Consolidated Financial Statements.

(3)
During the first, second, and third quarters of fiscal 2018, the Company recorded $53.1 million, $53.7 million, and $55.4 million, respectively, of amortization expenses related to intangible assets. See Note 5 of the Notes to Consolidated Financial Statements.

(4)
During the first, second, and fourth quarters of fiscal 2017, the Company recorded $2.5 million, $0.9 million, and $5.6 million, respectively, of restructuring charges. See Note 11 of the Notes to Consolidated Financial Statements.

(5)
During the first, second, third and fourth quarters of fiscal 2017, the Company recorded $48.2 million, $49.4 million, $48.4 million, and $49.2 million, respectively, of amortization expenses related to intangible assets. See Note 5 of the Notes to Consolidated Financial Statements.

(6)	In the second quarter of fiscal 2017, the Company recorded $12.0 million of litigation and proxy related expenses in connection with a shareholder related matter.

(7)	During the fourth quarter of fiscal 2017, the Company recorded an impairment charge of $51.2 million related to its investment in Enovix, a privately held company.

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

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on our evaluation as of the end of the period covered by this Annual Report on Form 10-K and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 30, 2018 our disclosure controls and procedures were effective at the reasonable assurance level.
Remediation of Previously Disclosed Material Weakness
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
We previously identified and disclosed in our Form 10-K for the year ended December 31, 2017, as well as in our Forms 10-Q for each interim period in fiscal 2018, a material weakness in our internal control over financial reporting related to the calculation of stock-based compensation expense. Specifically, we had not designed internal controls at a precision level sufficient to detect errors in certain assumptions and calculations used in the determination of non-cash stock-based compensation primarily relating to Employee Stock Purchase Program ("ESPP").
Throughout fiscal 2018, we implemented changes to our processes to improve our internal control over financial reporting to remediate the control deficiency that gave rise to the material weakness. Specifically, we implemented the following changes and improvements:

•
Redesigned controls over the evaluation of assumptions and detailed calculations relating to the ESPP and expanded control activities to adequately reconcile and validate assumptions in the models used to determine non-cash stock-based compensation expense;

•	Re-evaluated the design of stock-based compensation processes and implemented new and improved processes and controls, as appropriate, including adding supplemental oversight and review; and

•	Strengthened the precision of the internal review process to ensure the completeness and accuracy of the assumptions and calculations used in accounting for stock-based compensation.

Upon completion of our testing of the design and operating effectiveness of these new control procedures, management concluded that the previously-identified material weakness was remediated as of December 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 30, 2018. Management based this assessment on criteria described in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management determined that as of December 30, 2018, we maintained effective internal control over financial reporting.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 30, 2018, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III
Certain information required by Part III is omitted from this Annual Report. We intend to file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference as stated below.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning directors is incorporated by reference to the information set forth in the section titled “Proposal One - Election of Directors” in our Proxy Statement for the 2019 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 30, 2018 (the “2019 Proxy Statement”).
The information required by this item concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated by reference to the information set forth in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement.
The information required by this item concerning executive officers is incorporated by reference to Item 1 of this Annual Report.

We have adopted a code of ethics that applies to all of our directors, officers and employees. We have made the code of ethics available, free of charge, on our website at www.cypress.com. By referring to our website, we do not incorporate such website or its contents into this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information set forth in the sections titled “Compensation Discussion and Analysis” and “Executive Compensation Tables” in our 2019 Proxy Statement.
The information required by this item concerning compensation of directors is incorporated by reference to the information set forth in the section titled “Director Compensation” in our 2019 Proxy Statement.
The information required by this item concerning our compensation committee is incorporated by reference to the information set forth in the sections titled “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee of the Board of Directors” in our 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning security ownership of certain beneficial owners, directors and executive officers is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our 2019 Proxy Statement.
The information required by this item regarding our equity compensation plans is incorporated by reference to the information set forth in the section titled "Securities Authorized for Issuance under Equity Compensation Plans" in our 2019 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with certain persons is incorporated by reference to the information set forth in the sections titled "Policies and Procedures with Respect to Related Person Transactions” and “Certain Relationships and Related Transactions” in our 2019 Proxy Statement.

The information required by this item concerning director independence is incorporated by reference to the information set forth in the section titled “Corporate Governance” in our 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item concerning fees and services is incorporated by reference to the information set forth in the section titled “Proposal Two—Ratification of the Selection of Independent Registered Public Accounting Firm” in our 2019 Proxy Statement.
The information required by this item regarding the audit committee’s pre-approval policies and procedures is incorporated by reference to the information set forth in the section titled “Proposal Two—Ratification of the Selection of Independent Registered Public Accounting Firm” in our 2019 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements:

2.	Financial Statement Schedule (Valuation and Qualifying Accounts) for the years ended December 30, 2018, December 31, 2017 and January 1, 2017:

Page
Schedule II—Valuation and Qualifying Accounts	123

3.	Exhibits:
 The documents listed below are filed (or furnished, as noted) as exhibits to this Annual Report on Form 10-K:

EXHIBIT INDEX
		Incorporated by Reference to:
Exhibit Number	Exhibit Description	Form*	Filing Date	Exhibit	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated December 1, 2014, between Cypress Semiconductor Corporation and Spansion Inc.	8-K	2014-12-01	2.1

2.2	Asset Purchase Agreement by and between Broadcom Corporation as Seller and Cypress Semiconductor Corporation as Buyer dated as of April 28, 2016.	10-Q	2016-05-10	10.1

2.3	Joint Venture Agreement, dated October 23, 2018, between Cypress Semiconductor Corporation and SK hynix system ic Inc.				X

3.1.1	Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation, dated June 12, 2000 (included in Exhibit 3.1.2 below)

3.1.2	Amendment, dated March 23, 2017, to Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation.	10-Q	2017-05-02	3.1

3.2	Amended and Restated Bylaws of Cypress Semiconductor Corporation (effective September 21, 2017).	8-K	2017-09-25	3.1

4.1.1	Form of 2% Spansion Exchangeable Note due 2020 (included in exhibit 4.1.2 below).

4.1.2	Indenture, dated August 26, 2013, among Spansion LLC, other parties thereto, and Wells Fargo Bank, National Association, as trustee.	8-K (a)	2013-08-26	4.1

4.1.3	Supplemental Indenture, dated March 12, 2015, among Spansion LLC, Cypress Semiconductor Corporation, other parties thereto, and Wells Fargo Bank, National Association, as trustee.	8-K	2015-03-12	4.1

4.2.1	Form of 4.50% Senior Exchangeable Note due 2022 (included in Exhibit 4.2.2 below).

4.2.2	Indenture, dated June 23, 2016, by and between Cypress Semiconductor Corporation and U.S. Bank National Association, as trustee.	8-K	2016-06-23	4.1

4.3	Form of Capped Call Transaction Confirmation Letter (entered into in 2016 in connection with the 2022 Notes).	10-Q	2016-08-09	4.1

4.4.1	Form of 2.00% Senior Convertible Note due 2023 (included in Exhibit 4.4.2 below).

4.4.2	Indenture, dated November 6, 2017, between Cypress Semiconductor Corporation and U.S. Bank National Association, as trustee.	8-K	2017-11-06	4.1

10.1.1
Amended and Restated Credit and Guaranty Agreement, dated as of March 12, 2015, among Cypress Semiconductor Corporation, the guarantors party thereto, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, East West Bank, Silicon Valley Bank, and SunTrust Bank, as syndication agents and documentation agents, and Morgan Stanley Bank, N.A., as Issuing Bank (included as Annex III to Exhibit 10.1.2 below).

10.1.2	Amendment and Restatement Agreement, dated as of March 12, 2015, among Cypress Semiconductor Corporation, certain of its subsidiaries, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent.	8-K	2015-03-12	10.1

10.1.3	Amended and Restated Pledge and Security Agreement, dated March 12, 2015, among, Cypress Semiconductor Corporation, the grantors party thereto, and Morgan Stanley Senior Funding, Inc., as collateral agent.	8-K	2015-03-12	10.3

10.1.4	Amendment No. 1, dated October 20, 2015, to Amended and Restated Credit and Guaranty Agreement.	10-Q	2015-11-05	10.4

10.1.5	Joinder Agreement dated December 22, 2015.	8-K	2016-01-11	10.1

10.1.6	Incremental Revolving Joinder Agreement dated as of January 6, 2016.	8-K	2016-01-11	10.2

10.1.7	Amendment No. 2, dated March 23, 2016, to Amended and Restated Credit and Guaranty Agreement.	10-Q	2016-05-10	10.3

10.1.8	Amendment No. 3, dated April 27, 2016, to Amended and Restated Credit and Guaranty Agreement.	10-Q	2016-05-10	10.4

10.1.9	Term Loan B Commitment Letter for the Broadcom transaction (Project Le Cose), dated April 28, 2016.	10-Q	2016-05-10	10.2

10.1.10	Joinder and Amendment Agreement, dated July 5, 2016.	8-K	2016-07-05	10.1

10.1.11	Amendment No. 4, dated February 17, 2017, to Amended and Restated Credit and Guaranty Agreement.	8-K	2017-02-21	10.1

10.1.12	Amendment No. 5, dated April 7, 2017, to Amended and Restated Credit and Guaranty Agreement.	8-K	2017-04-10	10.1

10.1.13	Joinder Agreement and Amendment No. 6, dated August 18, 2017, to Amended and Restated Credit and Guaranty Agreement.	8-K	2017-08-18	10.1

10.1.14	Amendment No. 7, dated March 12, 2018, to Amended and Restated Credit and Guaranty Agreement.	8-K	2018-03-15	10.1

10.1.15	Amendment No. 8, dated September 13, 2018, to Amended and Restated Credit and Guaranty Agreement.	8-K	2018-09-17	10.1

10.2.1+	2013 Stock Plan, as amended and restated effective June 20, 2017.	10-Q	2017-07-28	10.1

10.2.2+	Amendment, dated February 16, 2018, to the 2013 Stock Plan.	10-Q	2018-04-30	10.3

10.2.3+	Form of Restricted Stock Unit Agreement and related notice of grant under the 2013 Stock Plan (in use 2015-2018).	10-Q	2015-11-05	10.2

10.2.4+	Form of Restricted Stock Unit Agreement, and related notice of grant, under the 2013 Stock Plan (in use starting November 2018).				X

10.2.5+	Form of Milestone-Based Restricted Stock Unit Agreement, and related notice of grant, under the 2013 Stock Plan (in use starting November 2018).				X

10.3.1+	2010 Equity Incentive Award Plan, as amended and restated effective August 5, 2016.				X

10.3.2+	Form of Restricted Stock Unit Agreement and related notice of grant under the 2010 Stock Plan (in use starting November 2018).				X

10.3.3+	Form of Milestone-Based Restricted Stock Unit Agreement and related notice of grant under the 2010 Stock Plan (in use starting November 2018).				X

10.4.1+	2012 Incentive Award Plan, as amended and restated on November 19, 2012.	S-8 (b)	2012-12-12	10.4

10.4.2+	Amendment, dated February 16, 2018, to the 2012 Incentive Award Plan.	10-Q	2018-04-30	10.2

10.5+	1999 Non-Statutory Stock Option Plan, as amended and restated September 30, 2008.	S-8 (c)	2008-10-27	10.2

10.6.1+	Employee Stock Purchase Plan, as amended and restated effective January 1, 2019.	S-8 (d)	2018-06-20	4.3

10.6.2+	Form of Employee Stock Purchase Plan Subscription Agreement.	S-8 (d)	2018-06-20	4.4

10.7.1+	Non-Qualified Deferred Compensation Plan I, as amended and restated effective January 1, 2018.				X

10.7.2+	Non-Qualified Deferred Compensation Plan II, as amended and restated effective January 1, 2018.				X

10.7.3+	Non-Qualified Pre-2005 Deferred Compensation Plan I.				X

10.7.4+	Non-Qualified Pre-2005 Deferred Compensation Plan II.				X

10.8+	Cypress Incentive Plan (executive annual cash bonus plan) Summary Description.	8-K	2016-02-25

10.9.1+	Hassane El-Khoury Employment Offer Letter, dated August 10, 2016.	8-K	2016-08-12	10.1

10.9.2+	Hassane El-Khoury Employment Agreement, dated November 30, 2016.	10-K	2017-03-01	10.41

10.9.3+	Hassane El-Khoury Amended and Restated Employment Agreement, dated December 3, 2018.	8-K	2018-12-03	10.2

10.10+	Thad Trent Employment Offer Letter, dated September 20, 2005				X

10.11+	Sam Geha Employment Offer Letter, dated October 27, 1995				X

10.12+	Sudhir Gopalswamy Employment Offer Letter, dated February 26, 2008				X

10.13+	Pamela Tondreau Employment Offer Letter, dated January 15, 2015				X

10.14+	Form of Amended and Restated Change of Control Severance Agreement (between the Company and its named executive officers other than the CEO).	8-K	2018-12-03	10.1

10.15	Mutual Release Agreement, dated as of June 11, 2017, between the Company and H. Raymond Bingham.	8-K	2017-06-12	10.1

10.16	Cooperation and Settlement Agreement, dated June 30, 2017, between the Company, TJ Rodgers, and the Rodgers parties named therein.	8-K	2017-07-06	10.1

21.1	Subsidiaries of Cypress Semiconductor Corporation.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(e)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2(e)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Unless otherwise noted, Commission File Number for incorporated documents is 001-10079.

+	Management contract or compensatory plan or arrangement.

(a)	Filed by Spansion, Inc., Commission File Number 001-34747.

(b)	Form S-8 filed 2012-12-12 Commission File Number is 333-185439.

(c)	Form S-8 filed 2008-10-27 Commission File Number is 333-154748.

(d)	Form S-8 filed 2018-06-20 Commission File Number is 333-225759.

(e)
Exhibits 32.1 and 32.2 are furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

ITEM 16.     FORM 10-K SUMMARY

None.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts	Deductions Credited to Expenses or Other Accounts		Balance at End of Period
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended December 30, 2018	$1,028	$—	$(124)		$904
Year ended December 31, 2017	$1,028	$—	$—		$1,028
Year ended January 1, 2017	$1,189	$490	$(651)		$1,028
Deferred tax valuation allowance
Year ended December 30, 2018	$513,191	$—	$(354,656)	(1)	$158,535
Year ended December 31, 2017	$445,030	$68,161	$—		$513,191
Year ended January 1, 2017	$512,975	$—	$(67,945)		$445,030

(1)
Includes the 2018 change in valuation allowance previously recorded primarily related to certain federal and state deferred tax assets of $343.3 million that management has determined more likely than not to be realized.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: February 27, 2019	By:	/ S / Thad Trent
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

Signature	Title	Date

/S/ HASSANE EL-KHOURY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2019
Hassane El-Khoury

/S/ THAD TRENT	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2019
Thad Trent

/S/ W. STEVE ALBRECHT	Chairman of the Board of Directors	February 27, 2019
W. Steve Albrecht

/S/ OH CHUL KWON	Director	February 27, 2019
Oh Chul Kwon

/s/ CATHERINE P. LEGO	Director	February 27, 2019
Catherine P. Lego

/s/ CAMILLO MARTINO	Director	February 27, 2019
Camillo Martino

/S/ J. DANIEL MCCRANIE	Director	February 27, 2019
J. Daniel McCranie

/s/ JEFFREY J. OWENS	Director	February 27, 2019
Jeffrey J. Owens

/s/ JEANNINE P. SARGENT	Director	February 27, 2019
Jeannine P. Sargent

/S/ MICHAEL S. WISHART	Director	February 27, 2019
Michael S. Wishart