Form 10-Q
period 2019-03-31
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2019-04-26
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No  ☒
The total number of outstanding shares of the registrant’s common stock as of April 20, 2019 was 365,289,260.

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
The forward-looking statements in this Quarterly Report involve risks and uncertainties. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: potential disruptions in the international trade and investment environment, including deteriorating relationships between the U.S. government and foreign governments; the current and future state of the general economy and its impact on the markets and consumers we serve (including credit conditions); our ability to execute on our Cypress 3.0 strategy and our margin improvement plan; potential volatility in our stock price; risks related to paying down our indebtedness and meeting the covenants set forth in our debt agreements; our efforts to retain and expand our customer base (which may be adversely affected if we were to raise prices) in the intensely competitive and rapidly evolving semiconductor industry; risks related to significant supply and demand volatility in semiconductor markets (including the challenges of forecasting demand, scheduling production, and making timely delivery on customer orders); risks related to our strategy of developing and maintaining a leading portfolio of programmable microcontroller, connectivity and memory products; risks related to our flexible manufacturing strategy (and the challenge of efficiently managing a smaller number of manufacturing facilities while increasing our reliance on third-party manufacturers); our reliance on distributors and resellers; risks related to our "take or pay" agreements with certain vendors; the risk of defects, errors, or security vulnerabilities in our products; risks related to the integrity of our information systems, including the possibility of cyber-attacks, business-activity disruption, and loss or corruption of sensitive data; changes in tax law and policy; risks related to our pending tax examinations; risks related to our tax incentive/holiday arrangements in Malaysia, the Philippines, and Thailand; potential lack of liquidity for certain strategic investments (including the challenge of disposing of businesses, product lines, or assets on favorable terms in a timely manner); risks related to our joint venture for NAND flash memory products; risks related to our restructuring activities; the failure or success of the privately-held companies in which we are invested; the challenges of effectively integrating companies and assets that we acquire; the possibility of impairment charges; the challenges of attracting and retaining key personnel; risks related to our reliance on stock-based compensation; possible changes to our dividend policy; risks related to our share repurchase authorization; the uncertain nature of business outlook guidance; risks related to industry consolidation and the challenge of competing effectively against a smaller number of stronger companies; the challenges of adequately protecting our intellectual property rights and risks of intellectual property litigation; the possibilities that activist stockholders could negatively affect our business and that our deferred tax assets could be negatively impacted by changes in our stockholder base; risks associated with international operations; the challenges and costs of complying with environmental, data privacy, health/safety, and other laws; risks related to "conflict minerals" reporting; the possibility of business disruptions due to natural disasters; risks arising from indemnification commitments to our officers and directors; our ability to manage our financial investments and interest rate and exchange rate exposure; and the uncertainty and expense of pending litigation matters. These and other factors are described in more detail in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (our "Annual Report"), which item is incorporated herein by reference; Part I, Item 3 (Quantitative and Qualitative Disclosures about Market Risk) in this Quarterly Report; and/or Part II, Item 1A (Risk Factors) in this Quarterly Report.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 30, 2018
ASSETS	(In thousands, except per-share amounts)
Current assets:
Cash and cash equivalents	$285,119	$285,720
Accounts receivable, net	266,374	324,274
Inventories	316,921	292,093
Assets held for sale	10,818	13,510
Other current assets	92,712	101,163
Total current assets	971,944	1,016,760
Property, plant and equipment, net	274,123	282,986
Operating lease right-of-use assets	45,860	—
Equity method investment	61,555	65,145
Intangible assets, net	438,702	490,590
Goodwill	1,373,750	1,373,750
Deferred tax assets	342,749	339,679
Other long-term assets	118,941	124,305
Total assets	$3,627,624	$3,693,215
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$181,220	$210,715
Accrued compensation and employee benefits	46,966	61,994
Price adjustment and other revenue reserves	141,216	163,088
Dividend payable	40,134	39,748
Current portion of long-term debt	8,038	6,943
Other current liabilities	116,671	138,064
Total current liabilities	534,245	620,552
Deferred income taxes and other tax liabilities	53,041	53,469
Revolving credit facility and long-term portion of debt	851,279	874,235
Other long-term liabilities	69,286	27,920
Total liabilities	$1,507,851	$1,576,176
Commitments and contingencies (Note 12)	—	—
Equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 650,000 and 650,000 shares authorized; 541,180 and 537,327 shares issued; 364,951 and 361,452 shares outstanding at March 31, 2019 and December 30, 2018, respectively	5,412	5,373
Additional paid-in-capital	5,630,673	5,636,099
Accumulated other comprehensive income (loss)	(4,624)	1,829
Accumulated deficit	(1,137,154)	(1,157,115)
Stockholders’ equity before treasury stock	4,494,307	4,486,186
Less: Shares of common stock held in treasury, at cost; 176,229 and 175,875 shares at March 31, 2019 and December 30, 2018, respectively	(2,375,838)	(2,370,452)
Total Cypress stockholders’ equity	2,118,469	2,115,734
Non-controlling interest	1,304	1,305
Total equity	2,119,773	2,117,039
Total liabilities and equity	$3,627,624	$3,693,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands, except per-share amounts)
Revenues	$539,004	$582,241
Cost of revenues	336,595	369,849
Gross profit	202,409	212,392
Research and development	88,606	93,233
Selling, general and administrative	81,987	83,397
Total operating expenses	170,593	176,630
Operating income	31,816	35,762
Interest expense	(13,579)	(18,859)
Other income, net	4,335	705
Income before income taxes, share in net loss of equity method investee and non-controlling interest	22,572	17,608
Income tax provision	730	(5,057)
Share in net loss of equity method investee	(3,590)	(3,461)
Net income	19,712	9,090
Net income (loss) attributable to non-controlling interest	2	(12)
Net income attributable to Cypress	$19,714	$9,078
Net income per share attributable to Cypress:
Basic	$0.05	$0.03
Diluted	$0.05	$0.02
Shares used in net income per share calculation:
Basic	363,700	355,461
Diluted	373,131	370,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In Thousands)
Net income	$19,712	$9,090
Other comprehensive (loss) income:
Net unrecognized gain (loss) on defined benefit plan	(13)	—
Net unrealized gain (loss) on cash flow hedges:
Net unrealized gain (loss) arising during the period	(5,938)	4,464
Net (gain) loss reclassified into earnings for revenue hedges (effective portion)	(173)	607
Net loss (gain) reclassified into earnings for expense hedges (effective portion)	85	(1,137)
Net (gain) loss reclassified into earnings for interest rate hedges (effective portion)	(414)	—
Net unrealized gain (loss) on cash flow hedges	(6,440)	3,934
Total other comprehensive (loss) income	(6,453)	3,934
Comprehensive income	13,259	13,024
Comprehensive income (loss) attributable to non-controlling interest	2	(12)
Comprehensive income attributable to Cypress	$13,261	$13,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balances at December 30, 2018	537,327	$5,373	$5,636,099	$1,829	$(1,157,115)	175,875	$(2,370,452)	$1,305	$2,117,039
Net income attributable to Cypress					19,714				19,714
Unrealized loss on defined benefit pension plan				(13)	—				(13)
Net unrealized gain on cash flow hedges and interest rate swaps				(6,440)	247				(6,193)
Issuance of common shares under employee stock plans, net	3,853	39	14,240	—					14,279
Extinguishment of 2% 2020 Exchangeable Notes									—
Net settlement in stock						354	(5,386)		(5,386)
Dividend ($0.11 per share)			(40,134)						(40,134)
Stock-based compensation			20,468						20,468
Non-controlling interest								(1)	(1)

Balances at March 31, 2019	541,180	$5,412	$5,630,673	$(4,624)	$(1,137,154)	176,229	$(2,375,838)	$1,304	$2,119,773

Balances at December 31, 2017	525,719	$4,936	$5,659,612	$(1,362)	$(1,511,706)	173,499	$(2,334,944)	$1,056	$1,817,592
Net income attributable to Cypress	—	—	—	—	9,078	—	—	—	9,078
Changes in employee deferred compensation plan assets	—	—	—	—	—	—	—	—	—
Net unrealized gain on cash flow hedges and interest rate swaps	—	—	—	3,934	—	—	—	—	3,934
Issuance of common shares under employee stock plans, net	4,644	19	20,524	—	—	4	—	—	20,543
Extinguishment of 2% 2020 Exchangeable Notes	—	—	(25,696)	—	—	—	—	—	(25,696)
Issuance of common shares upon conversion of 2% 2020 Exchangeable Notes	1,402	14	25,152	—	—	—	—	—	25,166
Dividend ($0.11 per share)	—	—	(39,401)	—	—	—	—	—	(39,401)
Stock-based compensation	—	—	17,577	—	—	—	—	—	17,577
Non-controlling interest	—	—	—	—	—	—	—	12	12

Balances at April 1, 2018	531,765	$4,969	$5,657,767	$2,572	$(1,502,628)	173,503	$(2,334,944)	$1,068	$1,828,805

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Cash flows from operating activities:
Net income	$19,712	$9,090
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	20,395	18,458
Depreciation and amortization	71,400	71,450
Loss on assets held for sale	3,532	—
Loss / (Gain) on disposal or impairment of property and equipment	(234)	5,337
Share in net loss of equity method investee	3,590	3,461
Accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt	4,767	8,423
Restructuring and other adjustments	691	3,911
Accounts receivable	57,900	(97,312)
Operating lease right-of-use assets	(48,564)	—
Inventories	(25,890)	(4,203)
Other current and long-term assets	3,503	(6,252)
Price adjustment and other revenue reserves	(21,871)	41,037
Accounts payable and other liabilities	(30,375)	(21,722)
Asset held for sale	2,692	—
Net cash provided by operating activities	61,248	31,678
Cash flows from investing activities:
Distributions, net of contributions from deferred compensation plan	6,098	4,743
Acquisition of property, plant and equipment, net	(10,534)	(17,267)
Other investing	60	(1,649)
Net cash used in investing activities	(4,376)	(14,173)
Cash flows from financing activities:
Borrowings under senior secured revolving credit facility	—	60,000
Repayment of revolving credit facility		(87,000)
Repayment of term loans	(26,263)	(6,826)
Tax withholdings related to net share settlements of restricted stock units	(5,386)	—
Finance lease payment for principal portion	(388)	—
Payment of cash dividends	(39,748)	(38,741)
Proceeds from employee stock-based awards	14,312	20,543
Payment for extinguishment of 2% 2020 Spansion Exchangeable Notes	—	(10,000)
Financing costs related to debt	—	(325)
Net cash used in financing activities	(57,473)	(62,349)
Net decrease in cash and cash equivalents	(601)	(44,844)
Cash and cash equivalents, beginning of period	285,720	151,596
Cash and cash equivalents, end of period	$285,119	$106,752

Supplemental Cash Flows Disclosures:
Unpaid purchases of property, plant and equipment	$3,784	$20,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Years
Cypress Semiconductor Corporation (together with its consolidated subsidiaries, "Cypress" or the "Company") reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal years 2019 and 2018 each contain(ed) 52 weeks. The first quarter of fiscal 2019 ended on March 31, 2019 and the first quarter of fiscal 2018 ended on April 1, 2018.

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Cypress Semiconductor Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments of a normal, recurring nature, which are necessary to state fairly the financial information included therein. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Cypress' Annual Report on Form 10-K for the fiscal year ended December 30, 2018. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Results reported in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year.

Summary of Significant Accounting Policies

Leases

The Company applies the guidance in Accounting Standards Codification ("ASC") Topic 842 to individual leases of assets. When the Company receives substantially all of the economic benefits from and directs the use of specified property, plant and equipment, transactions give rise to leases.

The Company’s classes of assets include real estate leases, equipment leases, and vehicles leases.
Operating leases are included in operating lease right-of-use ("ROU") assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Finance leases are included in property and equipment, current portion of long-term debt, revolving credit facility and long-term portion of debt in our consolidated balance sheets.
The Company has elected the practical expedient within ASC Topic 842 to not separate lease and non-lease components within lease transactions for all classes of assets. Additionally, the Company has elected the short-term lease exception for all classes of assets, does not apply the recognition requirements for leases of 12 months or less, and recognizes lease payments for short-term leases as expense either straight-line over the lease term or as incurred depending on whether the lease payments are fixed or variable. These elections are applied consistently for all leases.
The Company subleases certain portions of buildings and land subject to operating leases. The terms and conditions of the subleases are commensurate with the terms and conditions within the original operating leases. The term of the subleases range from one to eight years, payments are fixed within the contracts, and there are no residual value guarantees or other restrictions or covenants in the leases.
When discount rates implicit in leases cannot be readily determined, the Company uses the applicable incremental borrowing rate at lease commencement to perform lease classification tests on lease components and to measure lease liabilities and ROU assets. The incremental borrowing rate used by the Company was based on baseline rates and adjusted by the credit spreads commensurate with the Company’s secured borrowing rate, over a similar term. At each reporting period when there is a new lease initiated, the rates established for that quarter will be used.
Other significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2018.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued Accounting Standard Update ("ASU") No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The standard modifies the disclosure requirements on fair value measurements in Topic 820 by removing the requirement to disclose the reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The standard expands the disclosure requirements for Level 3 fair value measurement, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The amendment is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." The standard is designed to improve the effectiveness of disclosures by removing and adding disclosures related to defined benefit plans. The update is effective for fiscal years ending after December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases (ASC Topic 842)". The standard introduces new requirements to increase transparency and comparability among organizations for leasing transactions for both lessees and lessors. ASU No. 2016-02 requires a lessee to record a right-of-use asset and a lease liability for all leases with terms longer than 12 months. These leases will be either finance or operating, with classification affecting the pattern of expense recognition.
In July 2018, the Board issued ASU 2018-11, which provided an alternative modified retrospective transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption (December 31, 2018). The Company adopted ASC Topic 842, as of December 31, 2018 and applied the alternative modified retrospective transition method requiring application of the new guidance to all leases existing at, or entered into on or after, the date of adoption, i.e. December 31, 2018.
As part of applying the transition method, the Company has elected to apply the package of transition practical expedients within the new guidance. As required by the new standard, these expedients have been elected as a package and are consistently applied across the Company’s lease portfolio. Given this election, the Company need not reassess:

•	whether any expired or existing contracts are or contain leases

•	the lease classification for any expired or existing leases

•	treatment of initial direct costs relating to any existing leases

As a result of adoption of this standard, and election of the transition practical expedients, the Company recognized ROU assets and lease liabilities for those leases classified as operating leases under ASC Topic 840 that continued to be classified as operating leases under ASC Topic 842 at the date of initial application. Leases classified as a capital lease under ASC 840 are classified as ‘Finance lease’ under this new standard.
In applying the alternative modified retrospective transition method, the Company measured lease liabilities at the present value of the sum of remaining minimum rental payments (as defined under ASC Topic 840). The present value of lease liabilities has been measured using the Company’s incremental borrowing rates as of December 31, 2018 (the date of initial application). Additionally, ROU assets for these operating leases have been measured as the initial measurement of applicable lease liabilities adjusted for any unamortized initial direct costs, prepaid/accrued rent, unamortized lease incentives, and any ASC Topic 420 liabilities.
The adoption of this new standard at December 31, 2018, and the application of the modified retrospective transition approach resulted in the following changes:

(1) assets increased by $54.3 million, primarily representing the recognition of ROU assets for operating leases and finance leases partially offset by derecognition of assets for capital leases previously designated under ASC Topic 840; and
(2) liabilities increased by $57.2 million, primarily representing the recognition of lease liabilities for operating leases and finance leases partially offset by derecognition of liabilities for capital leases previously designated under ASC Topic 840.

Other Recently Adopted Pronouncements:

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in ASU 2017-12 are intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The Company adopted this guidance in the first quarter of fiscal 2019. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." The amendments in ASU 2018-02 are intended to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted this guidance in the first quarter of fiscal 2019. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." The standard expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. Under the amended guidance, equity-classified share-based payment awards issued to nonemployees will be measured at grant date fair value. Upon transition, the entity is required to remeasure these nonemployee awards at fair value as of the adoption date. The Company adopted this guidance in the first quarter of fiscal 2019. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

NOTE 2. REVENUE

The following table presents the Company's revenue disaggregated by segment, end market, revenue type and geographical locations:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Microcontroller and Connectivity Division ("MCD")	$310,389	$336,710
Memory Products Division ("MPD")	228,615	245,531
Total revenues	$539,004	$582,241

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
IoT	153,724	185,618
Automotive	197,814	200,000
Legacy	187,466	196,623
Total revenues	539,004	582,241

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Product revenue	$528,558	$571,430
Non-product revenue (1)	10,446	10,811
Total revenue	$539,004	$582,241

(1) Non-product revenue primarily includes royalty, non-recurring engineering services revenue, and revenue from intellectual property arrangements.

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Products/Services transferred at a point in time	$537,165	$578,235
Products/Services transferred over time	1,839	4,006
Total revenue	$539,004	$582,241

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
United States	$64,320	$73,662
China, Taiwan, and Hong Kong	199,907	215,822
Japan	117,462	135,354
Europe	85,328	87,324
Rest of the World	71,987	70,079
Total revenue	$539,004	$582,241

NOTE 3. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	March 31, 2019	December 30, 2018
	(In thousands)
Accounts receivable, gross	$267,276	$325,178
Allowance for doubtful accounts receivable	(902)	(904)
Total accounts receivable, net	$266,374	$324,274

Inventories

	As of
	March 31, 2019	December 30, 2018
	(In thousands)
Raw materials	$10,329	$10,004
Work-in-process	245,729	215,820
Finished goods	60,863	66,269
Total inventories	$316,921	$292,093

Other Current Assets

	As of
	March 31, 2019	December 30, 2018
	(In thousands)
Prepaid tooling	$25,422	$25,891
Advances to suppliers	10,188	12,058
Prepaid royalty and licenses	11,813	14,863
Derivative assets	2,448	3,492
Value added tax receivable	8,466	7,652
Prepaid expenses	19,355	17,814
Withholding tax receivable and tax advance	1,857	4,236
Other current assets	13,163	15,157
Total other current assets	$92,712	$101,163

Other Long-term Assets

	As of
	March 31, 2019	December 30, 2018
	(In thousands)
Employee deferred compensation plan assets	$43,732	$44,397
Long-term licenses	5,324	4,495
Advances to suppliers	10,982	11,471
Deposits	9,469	9,441
Pension plan assets	1,831	1,765
Derivative assets	—	1,419
Prepaid tooling and other non-current assets	47,603	51,317
Total other long-term assets	$118,941	$124,305

Other Current Liabilities

	As of
	March 31, 2019	December 30, 2018
	(In thousands)
Employee deferred compensation plan liability	$43,752	$44,834
Restructuring accrual (See Note 8)	111	14,536
Derivative liability	2,017	1,621
Accrued expenses	39,423	46,592
Accrued interest	3,783	9,440
Customer advances	44	5,296
Operating lease liability	11,285	—
Other current liabilities	16,256	15,745
Total other current liabilities	$116,671	$138,064

Other Long-term Liabilities

	As of
	March 31, 2019	December 30, 2018
	(In thousands)
Pension and other employee-related liabilities	$14,643	$14,083
Asset retirement obligation	5,876	5,916
Derivative liability	7,795	4,051
Operating lease liability	35,886	—
Other long-term liabilities	5,086	3,870
Total other long-term liabilities	$69,286	$27,920

NOTE 4. INTANGIBLE ASSETS

The following table presents details of the Company's intangible assets:

	As of March 31, 2019			As of December 30, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Developed technology and other intangible assets
Acquisition-related intangible assets	$1,188,521	$(754,075)	$434,446	$1,188,521	$(702,883)	$485,638
Non-acquisition related intangible assets	19,884	(15,628)	4,256	19,884	(14,932)	4,952
Total intangible assets	$1,208,405	$(769,703)	$438,702	$1,208,405	$(717,815)	$490,590

The following table summarizes the amortization expense by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Cost of revenues	$46,881	$48,102
Research and development	697	1,261
Selling, general and administrative	4,310	4,948
Total amortization expense	$51,888	$54,311
The estimated future amortization expense related to developed technology and other intangible assets as of March 31, 2019 is as follows:

(In thousands)
2019 (remaining nine months)	155,519
2020	153,689
2021	58,489
2022	33,001
2023	28,334
2024 and thereafter	9,670
Total future amortization expense	$438,702

NOTE 5. ASSETS HELD FOR SALE

Sale of NAND business

On April 1, 2019, the Company closed the transfer of its NAND business to a newly-formed joint venture between the Company and SK hynix system ic ("SKHS"). The joint venture entity will be called SkyHigh Memory Limited ("SkyHigh") and its headquarter will be in Hong Kong, China. SkyHigh will be 60-percent-owned by SKHS and 40-percent-owned by Cypress. The Company paid $2.4 million in cash as its capital contribution in SkyHigh upon close of the transaction. Additionally, Cypress will provide certain transition and back-end manufacturing services to SkyHigh.

In the fourth quarter of fiscal 2018, the Company allocated $65.7 million of goodwill previously recorded in the MPD segment to the NAND business being divested. The allocation was based on the relative estimated enterprise value of the NAND business and that of the MPD business. The intangible assets attributable to the NAND business acquired as part of a previous acquisition were $10.9 million. Based on an analysis carried out in the fourth quarter of fiscal 2018, the Company recorded an impairment charge of $76.6 million which related to the goodwill and intangible assets allocated to the NAND business and classified as held-for-sale. During the first quarter of the fiscal 2019, the Company recognized an incremental loss of $3.5 million related to adjustments in the carrying value of certain assets and estimated costs of certain transition services.

As of March 31, 2019 and December 30, 2018 inventories related to the NAND business in the amount of $10.8 million and $13.5 million, respectively, were classified as held-for-sale assets as SkyHigh has agreed to purchase such inventories. SkyHigh will pay cash consideration for these inventories to the Company of a fixed amount and a contingent amount to be determined based on the profit on sales of such inventories generated by SkyHigh, if any.

NOTE 6. EQUITY METHOD INVESTMENTS

Privately-held equity investments in entities the Company does not control are accounted for under the equity method of accounting if the Company has an ownership interest of 20% or greater or if it has the ability to exercise significant influence over the operations of such companies.

Deca Technologies Inc. ("Deca")
Deca continues to be in the process of developing and testing a fan-out wafer level packaging technology. Deca’s estimated enterprise value is sensitive to its ability to achieve key product development and testing milestones. Additional delays or failure by Deca to complete these milestones - similar to those previously experienced by Deca in fiscal 2018 - may have a significant adverse impact on Deca’s estimated enterprise value. In addition, Deca’s current and future revenues are dependent on a small number of significant customers. The loss of, material delay in placing orders by, or significant decrease in demand from any of its key customers would have a material adverse effect on Deca’s business, results of operations and financial condition. Deca may need to secure additional funding to support its growth and cash needs. Failure to secure such funding, if needed, will impact its ability to continue as a going concern.

Deca management is currently working with its significant customers to secure their long-term commitment to use Deca’s technology given the current downturn in the semiconductor industry and is in the process of evaluating certain alternative strategic options.

During the fourth quarter of fiscal 2018, the Company determined that its investment in Deca was other-than temporarily impaired and recognized a charge of $41.5 million in order to write down the carrying amount of the investment in Deca to the estimated fair value as of the end of fiscal 2018. Given the factors described above, there continues to be a substantial risk that the carrying value of our investment in Deca may become impaired in the future. If Deca is unable to (a) secure sufficient orders from its existing significant customers or other new customers, (b) raise sufficient funding, if needed, for continuing its operations, (c) consummate a strategic transaction that allows realization of its economic value, Cypress will be required to partially or fully impair the carrying value of its investment in Deca. The Company’s carrying value in Deca was $61.6 million and $65.1 million as of March 31, 2019 and December 30, 2018, respectively.

The Company held 52.5% of Deca's outstanding voting shares as of March 31, 2019 and December 30, 2018. The Company's investment in Deca is accounted for as an equity method investment.

The below table presents the changes in carrying value of the equity method investment related to Deca.

As of March 31, 2019
Deca Technologies Inc.
(In thousands)
Carrying value as of December 30, 2018	$65,145
Share in net loss of equity method investee	(3,590)
Carrying value as of March 31, 2019	$61,555

The following table presents summarized aggregate financial information derived from the respective consolidated financial statements of Deca for the three months ended March 31, 2019 and April 1, 2018, respectively.

	March 31, 2019	April 1, 2018
	(In thousands)
Operating data:
Revenue	$4,621	$4,149
Gross loss	(1,926)	(2,322)
Loss from operations	(6,462)	(6,749)
Net loss	(6,843)	(6,640)
Net loss attributable to Cypress	$(3,590)	$(3,461)

The following table represents the assets and liabilities held by Deca as of March 31, 2019 and December 30, 2018.

	March 31, 2019	December 30, 2018
	(In thousands)
Balance Sheet Data:
Current assets	$19,727	$25,865
Long-term assets	49,297	51,176
Current liabilities	8,400	9,635
Long-term liabilities	$904	$877

NOTE 7. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 30, 2018:

	March 31, 2019			December 30, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$188,613	$—	$188,613	$171,777	$—	$171,777
Other current assets:
Certificates of deposit	—	870	870	—	870	870
Total cash equivalents other current assets	188,613	870	189,483	171,777	870	172,647
Employee deferred compensation plan assets	16,375	27,357	43,732	18,648	25,749	44,397
Interest rate swap	—	802	802	—	2,548	2,548
Foreign exchange forward contracts	—	1,646	1,646	—	2,362	2,362
Total financial assets	$204,988	$30,675	$235,663	$190,425	$31,529	$221,954
Financial Liabilities
Foreign exchange forward contracts	—	2,017	2,017	—	1,621	1,621
Interest rate swap	—	7,795	7,795	—	4,051	4,051
Total financial liabilities	$—	$9,812	$9,812	$—	$5,672	$5,672

The Company did not have any material assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2019 and December 30, 2018.

Valuation Techniques:
There have been no changes to the valuation techniques used to measure the fair value of the Company's assets and liabilities. For a description of the valuation techniques, refer to Note 8 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2018.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of the Company’s assets, including intangible assets, goodwill and assets held for sale, are measured at fair value on a nonrecurring basis using Level 3 inputs if impairment is indicated.

Fair Value of Long-Term Debt
As of March 31, 2019, the carrying value of the Company's senior secured credit facility was $442.5 million (See Note 10). The carrying value of the Company's senior secured credit facility approximates its fair value since it bears an interest rate that is comparable to rates on similar credit facilities and is determined using Level 2 inputs.
The Company's 2% 2020 Spansion Exchangeable Notes assumed as part of the Company's merger with Spansion Inc. ("Spansion") are traded in the secondary market for debt instruments and are categorized as Level 2 inputs. The principal and the estimated fair value of the principal of these notes as of March 31, 2019 were $12.0 million and $37.6 million, respectively. See Note 10 for further details.
The Company’s 4.5% 2022 Senior Exchangeable Notes are traded in the secondary market for debt instruments and the fair value is determined using Level 2 inputs. The principal and the estimated fair value of the principal of these notes as of March 31, 2019 were $287.5 million and $363.3 million, respectively.  See Note 10 for further details.
The Company's 2% 2023 Exchangeable Notes are traded in the secondary market and the fair value is determined using Level 2 inputs. The principal and the estimated fair value of the principal of these notes as of March 31, 2019 were $150.0 million and $152.7 million, respectively. See Note 10 for further details.

NOTE 8. RESTRUCTURING

Since 2016, the Company has launched certain long-term strategic corporate transformation initiatives which required restructuring activities to streamline internal processes and redeploy personnel and resources to target markets as discussed below:

2018 Restructuring Plan
In fiscal 2018, the Company began implementation of a reduction in workforce (the "2018 Plan") which resulted in the elimination of approximately 130 positions across various functions. The Company anticipates that the remaining restructuring accrual balance of $0.1 million will be paid out in cash through the second quarter of fiscal 2019.

2017 Restructuring Plan
In December 2017, the Company began implementation of a reduction in workforce (the "2017 Plan") which resulted in the elimination of approximately 80 positions worldwide across various functions. The restructuring accrual has been fully settled in the first quarter of fiscal 2019.

Spansion Integration-Related Restructuring Plan ("Spansion Integration Plan")

In March 2015, the Company began implementation of cost reduction and restructuring activities in connection with its merger with Spansion. The restructuring charge of $90.1 million recorded for the fiscal year ended January 3, 2016 primarily consists of severance costs, lease termination costs and impairment of property, plant and equipment.

As part of this restructuring plan, the Company exited an office space leased by Spansion and recorded a reserve related to excess lease obligation for the building. During the fourth quarter of fiscal 2018, the Company signed a termination agreement with the building’s owner. The lease termination cost was approximately $19.0 million. The Company paid $4.7 million during the fiscal 2018 and paid the remaining $14.3 million during the first quarter of fiscal 2019.

Summary of Restructuring Costs
The following table summarizes the restructuring charges recorded in the Consolidated Statements of Operations:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Personnel costs	$7	$4,096
Lease termination costs	89	—
Total restructuring costs	$96	$4,096

The following table summarizes the restructuring costs by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Cost of goods sold	$—	$1,887
Research and development	—	293
Selling, general and administrative	96	1,916
Total restructuring costs	$96	$4,096

Roll-Forward of the Restructuring Reserves
Restructuring activity under the Company's restructuring plans was as follows:

	(In thousands)
	2018 Plan	2017 Plan	Spansion Integration Plan	Total
Accrued restructuring balance as of December 30, 2018	$248	$30	$14,258	$14,536
Provision	7	—	89	96
Cash payments and other adjustments	(144)	(30)	(14,347)	(14,521)
Accrued restructuring balance as of March 31, 2019	$111	$—	$—	$111
Current portion of the restructuring accrual	$111	$—	$—	$111

NOTE 9. EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Cost of revenues	$2,684	$3,584
Research and development	6,680	6,713
Selling, general and administrative	11,031	8,161
Total stock-based compensation expense	$20,395	$18,458

As of March 31, 2019 and December 30, 2018, stock-based compensation capitalized in inventory totaled $2.6 million and $2.5 million, respectively.
The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Stock options	$—	$96
Restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs")	18,638	17,249
Employee Stock Purchase Plan (“ESPP”)	1,757	1,113
Total stock-based compensation expense	$20,395	$18,458

The following table summarizes the unrecognized stock-based compensation balance, by type of award as of March 31, 2019:

		Weighted- Average Amortization Period
	(In thousands)	(In years)
RSUs and PSUs	$128,091	1.56
ESPP	1,748	0.24
Total unrecognized stock-based compensation expense	$129,839	1.54

Equity Incentive Program
As of March 31, 2019, approximately 29.8 million stock options, or 16.0 million RSUs and PSUs, were available for grant as stock-based awards under the 2013 Stock Plan, the 2010 Equity Incentive Award Plan and the 2012 Incentive Award Plan.  As of March 31, 2019, there were 7.9 million shares of stock available for issuance under the ESPP plan.

Stock Options
The following table summarizes the Company's stock option activities:

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
	(In thousands, except per-share amounts)		(In years)	($ in millions)
Options outstanding as of December 30, 2018	2,639	$11.75
Exercised	(379)	$8.14
Forfeited or expired	(66)	$21.59
Options outstanding as of March 31, 2019	2,194	$12.07	1.94	$7.3
Options exercisable as of March 31, 2019	2,182	$12.08	1.93	$7.2

No options were granted during the three months ended March 31, 2019 and April 1, 2018.

RSUs and PSUs
The following table summarizes the Company's RSU and PSU activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of December 30, 2018	10,175	$14.42
Granted	6,026	15.08
Released	(2,437)	14.38
Forfeited	(172)	12.80
Balance as of March 31, 2019	13,592	$14.64

2019 Long-Term Incentive Program
During the first quarter of 2019, the Compensation Committee of the Company's Board of Directors approved the issuance of service-based and performance-based restricted stock units under the Company's Long-Term Incentive Program ("LTIP") to certain employees. The performance goals for the performance-based 2019 LTIP grants relate to non-GAAP operating margin and achievement of our customer experience plan milestones for fiscal 2019 and include a multiplier based on our total stockholder return relative to an index.

Dividend
On February 19, 2019, the Company's Board of Directors approved a cash dividend of $0.11 per share payable to holders of record of its common stock at the close of the business day on March 28, 2019. This cash dividend was paid on April 18, 2019 and totaled $40.1 million which was accrued for and shown as "Dividends payable" on the Condensed Consolidated Balance Sheets as of March 31, 2019.

NOTE 10. DEBT

Total debt, including finance lease obligations, is comprised of the following as of March 31, 2019 and December 30, 2018:

	March 31, 2019	December 30, 2018
	(In thousands)
Current portion of long-term debt
Senior Secured Credit Facility:
Term Loan B	$6,314	$5,051
Finance lease obligations	1,724	1,892
Current portion of long-term debt	8,038	6,943
Revolving credit facility and long-term portion of debt
Senior Secured Credit Facility:
Revolving Credit Facility	—	—
Term Loan B	436,221	462,868
2% 2020 Spansion Exchangeable Notes	11,520	11,438
4.5% 2022 Senior Exchangeable Notes	259,283	256,726
2% 2023 Exchangeable Notes	135,968	135,057
Finance lease obligations	8,287	8,146
Credit facility, finance lease obligations, and long-term debt	851,279	874,235
Total debt	$859,317	$881,178

As of March 31, 2019, the Company was in compliance with all of the financial covenants under all of its debt facilities.

Senior Secured Credit Facility: Revolving Credit Facility and Term Loan B
On March 18, 2019, the Company repaid $25.0 million of the outstanding Term Loan B principal in addition to the scheduled quarterly principal payment of $1.3 million.

Interest expense related to the contractual interest expense, the amortization of the debt issuance costs and the amortization of debt discounts was $6.9 million and $11.3 million during the fiscal quarter ended March 31, 2019 and April 1, 2018, respectively.

As of March 31, 2019 and December 30, 2018, $450.0 million and $476.3 million aggregate principal amount of loans, which is related to Term Loan B, is outstanding under the Credit Facility, respectively.

2% 2020 Spansion Exchangeable Notes
Pursuant to the merger with Spansion, Cypress assumed Spansion's 2% 2020 Spansion Exchangeable Notes (the "Spansion Notes"). The Spansion Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company. The Spansion Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2% per year payable semi-annually in arrears on March 1 and September 1. The Spansion Notes may be due and payable immediately upon certain events of default.

The Spansion Notes consisted of the following as of March 31, 2019 and December 30, 2018 (in thousands):

	March 31, 2019	December 30, 2018
Equity component	$22,971	$22,971
Liability component:
Principal	11,990	11,990
Less debt discount and debt issuance costs, net	(470)	(552)
Net carrying amount	$11,520	$11,438

The following table summarizes the components of the total interest expenses on the Spansion Notes recognized during the three months ended March 31, 2019 and April 1, 2018 (in thousands):

	March 31, 2019	April 1, 2018
Contractual interest expense at 2% per annum	$61	$43
Accretion of debt discount	82	59
Total	$143	$102

 4.5% 2022 Exchangeable Notes
On June 23, 2016, the Company issued, at face value, $287.5 million of Senior Exchangeable Notes due in 2022 (the "2022 Notes") in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended.

The 2022 Notes consisted of the following as of March 31, 2019 and December 30, 2018 (in thousands):

	March 31, 2019	December 30, 2018
Equity component	$47,686	$47,686
Liability component:
Principal	287,500	287,500
Less debt discount and debt issuance costs, net	(28,217)	(30,774)
Net carrying amount	$259,283	$256,726

The following table includes total interest expense related to the 4.5% 2022 Senior Exchangeable Notes recognized during the first quarter ended March 31, 2019 and April 1, 2018, respectively (in thousands):

	March 31, 2019	April 1, 2018
Contractual interest expense	$3,270	$3,234
Amortization of debt issuance costs	324	320
Accretion of debt discount	2,233	2,209
Total	$5,827	$5,763

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

The 2% 2023 Exchangeable Notes consisted of the following as of March 31, 2019 and December 30, 2018 (in thousands):

	March 31, 2019	December 30, 2018
Equity component	$15,028	$15,028
Liability component:
Principal	150,000	150,000
Less debt discount and debt issuance costs, net	(14,032)	(14,943)
Net carrying amount	$135,968	$135,057

The following table includes total interest expense related to the 2% 2023 Exchangeable Notes recognized during the first quarter ended March 31, 2019 and April 1, 2018 (in thousands):

	March 31, 2019	April 1, 2018
Contractual interest expense	$748	$748
Amortization of debt issuance costs	175	175
Accretion of debt discount	736	735
Total	$1,659	$1,658

Future Debt Payments
The future scheduled principal payments for the Company's outstanding debt as of March 31, 2019, were as follows (in thousands):

Fiscal Year	Total
2019 (remaining nine months)	$3,788
2020	17,041
2021	441,209
2022	287,500
2023	150,000
Thereafter	—
Total (excluding finance leases)	$899,538
Finance lease liabilities	10,011
Total debt	$909,549

NOTE 11. LEASES
The Company has operating and finance leases for corporate offices, research and development facilities, and certain equipment. The Company's leases have remaining lease terms of 1 year to 8 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within the lease terms.

Supplemental balance sheet information related to leases was as follows (in thousands):

As of
March 31, 2019
Finance Leases
Property and equipment, at cost	$9,108
Accumulated depreciation	(636)
Property and equipment, net	$8,472

Current portion of long-term debt	$1,724
Revolving credit facility and long-term portion of debt	8,287
Total finance lease liabilities	$10,011

Operating Leases
Operating lease right-of-use assets	$45,860
Other current liabilities	11,285
Other long-term liabilities	35,886
Total operating lease liabilities	$47,171

The component of lease costs was as follows (in thousands):

March 31, 2019
Lease cost
Finance lease cost	$410
Amortization of right-of-use assets	413
Interest on lease liabilities	102
Operating lease cost	3,370
Short term lease cost	338
Variable lease cost	559
Total lease cost	$5,192

Other information related to leases were as follows (in thousands):

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$101
Operating cash flows from operating leases	$3,402
Financing cash flows from finance leases	$388
Right-of-use assets obtained in exchange for new finance lease liabilities	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—
Weighted-average remaining lease term:
Finance leases	5.68
Operating leases	5.72
Weighted-average discount rate:
Finance leases	3.97%
Operating leases	6.91%
As of March 31, 2019, the maturities of the Company's operating lease liabilities are as follows:

	Operating lease liabilities	Finance lease liabilities
Fiscal Year	(In thousands)
2019 (remaining nine months)	$10,512	$1,578
2020	13,895	2,062
2021	7,262	2,083
2022	5,699	2,085
2023	4,537	1,963
2024 and thereafter	17,977	1,384
Total undiscounted future cash flows	$59,882	$11,155
Less: Imputed interest	$12,711	$1,144
Present value of undiscounted future cash flows	$47,171	$10,011

Presentation on statement of financial position
Current	$11,285	$1,724
Non-current	$35,886	$8,287

ASC 840 Disclosures

As of December 30, 2018, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2019	$29,315
2020	12,860
2021	8,176
2022	6,241
2023	2,476
Thereafter	3,808
Total	$62,876

NOTE 12. COMMITMENTS AND CONTINGENCIES

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
The following table presents the Company's warranty reserve activities:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Beginning balance	$3,982	$4,445
Settlements made	(1,754)	(1,948)
Provisions	1,327	1,948
Ending balance	$3,555	$4,445
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

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of March 31, 2019 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

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
It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments the Company has made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations. As of March 31, 2019, management believes that if the Company were to incur a loss (in excess of amounts already recognized) in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, though there can be no assurance in this regard.

NOTE 13. FOREIGN CURRENCY AND INTEREST RATE DERIVATIVES

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

Cash Flow Hedges
The Company enters into cash flow hedges to protect non-functional currency inventory purchases and certain other operational expenses, in addition to its ongoing program of cash flow hedges to protect its non-functional currency revenues against variability in cash flows due to foreign currency fluctuations. The Company’s foreign currency forward contracts that were designated as cash flow hedges generally have maturities between three and thirteen months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a monthly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. Prior to the second quarter of 2018, interest charges or "forward points" on the forward contracts are excluded from the assessment of hedge effectiveness and were recorded in interest and other income, net in the Condensed Consolidated Statements of Operations. In the second quarter of 2018, the Company entered into cash flow hedges, in which interest charges or "forward points" on the forward contracts are included in the assessment of hedge effectiveness, and are recorded in the underlying hedged items in the Condensed Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or costs, depending on the risk hedged. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net in its Condensed Consolidated Statements of Operations at that time. For the three months ended March 31, 2019 and April 1, 2018, the Company had a loss of $0.8 million and a gain of $0.9 million, which was related to cash flow hedges, recorded in other comprehensive income, respectively.

The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in other income, net in its Condensed Consolidated Statements of Operations.

Designated Hedges
Total notional amounts of net outstanding contracts were as summarized below:

Buy / Sell	March 31, 2019	December 30, 2018
(In millions)
U.S. dollar / Japanese Yen	$47.7 / ¥5,120	$44.5 / ¥4,850
Japanese Yen / U.S. dollar	¥9,277 / $85.9	¥10,827 / $98.8

Non-designated hedges
Total notional amounts of net outstanding contracts were as summarized below:

Buy / Sell	March 31, 2019	December 30, 2018
(In millions)
U.S. dollar / EUR	$3.2/ €2.8	$9.1 / €8.0
U.S. dollar / Japanese Yen	$12.4 / ¥1,350	$13.2 / ¥1,430
Japanese Yen / U.S. dollar	¥4,840 / $44.0	¥4,210 / $38.0

In December 2017, the Company entered into fixed-for-floating interest rate forward swap agreements starting April 2018 with two counterparties to swap future variable interest payments on certain debt for fixed interest payments; these agreements will expire in July 2021. The objective of the swaps was to effectively fix the interest rate at current levels without having to refinance the outstanding term loan, thereby avoiding the incurrence of transaction costs. The interest rate on the variable debt was fixed in December 2017 and became effective in April 2018.

On January 3, 2018, the Company evaluated the hedge effectiveness of the interest rate swaps and designated these swaps as hedging instruments. Upon designation as cash flow hedge instruments, future changes in fair value of these swaps are recognized in accumulated other comprehensive income (loss).

In October 2018, the Company entered into fixed-for-floating interest rate forward swap agreements starting in July 2021 with two counterparties to swap future variable interest payments on existing debt for fixed interest payments; these agreements will expire in December 2024. The objective of the swaps was to effectively fix the future interest rate at the level currently available to avoid the uncertainty in financing cost for a portion of debt due to future interest rate fluctuations. The aggregate notional amount of these interest rate swaps was $300 million. The Company has evaluated the hedge effectiveness of the interest rate swaps and has designated these swaps as cash flow hedges of the debt with future changes in fair value of these swaps to be recognized in accumulated other comprehensive income (loss).

For the three months ended March 31, 2019, the Company has recognized a loss in other comprehensive income of $7.1 million for these interest rate swaps.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 was as follows:

	Three Months Ended
	March 31, 2019
	(In thousands)
	Revenue	Cost of Goods Sold	Operating Expenses	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value and cash flow hedges are recorded	539,004	336,595	170,593	13,579

Gain or (loss) on cash flow hedge relationships in Subtopic ASC 815-20:
Interest rate contracts
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	414
Foreign exchange contracts
Amount of gain or (loss) reclassified from AOCI into income	173	(127)	42	—

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 30, 2018 were as follows:

	March 31, 2019		December 30, 2018
Balance Sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(In thousands)
Other Current Assets
Derivative Asset	$2,096	$352	$2,767	$725

Non-Current Assets
Derivative Asset	$—	$—	$1,419	$—

Other Current Liabilities
Derivative Liability	$1,629	$388	$1,210	$411

Non-Current Liabilities
Derivative Liability	$7,795	$—	$4,051	$—

NOTE 14. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands, except per-share amounts)
Net income attributable to Cypress	$19,714	$9,078
Weighted-average common shares	363,700	355,461
Weighted-average diluted shares	373,131	370,592
Net income per share—basic	$0.05	$0.03
Net income per share—diluted	$0.05	$0.02

For the three months ended March 31, 2019 and April 1, 2018, approximately 4.3 million and 2.5 million weighted average potentially dilutive shares underlying outstanding stock-based awards and convertible debt, respectively, were excluded in the computation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 15. INCOME TAXES

The Company's income tax (benefit) / expense was $(0.7) million and $5.1 million for the three months ended March 31, 2019 and April 1, 2018, respectively. The provision for the fiscal quarter ended March 31, 2019 was primarily due to profits from continuing operations, offset by a net discrete benefit of $6.8 million during the period. Income tax expense for the three months ended April 1, 2018 was primarily attributable to non-U.S. taxes associated with the Company's non-U.S. operations.

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. We regularly assess our valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. We consider all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. During the fourth quarter of 2018, the Company emerged from a cumulative loss position over the previous three years. The cumulative three-year pre-tax income is considered positive evidence which is objective and verifiable and thus received significant weighting. The continued pattern of income before tax, recent global restructuring executed in fiscal 2018 and projected future operating income in the U.S. was additional positive evidence. As a result, the Company released $343.3 million of the valuation allowance attributable to certain U.S. deferred tax assets during 2018. Based on management’s assessment of the realizability of deferred tax assets, there was no change to the previously recorded valuation allowances during the quarter ending March 31, 2019.

Unrecognized Tax Benefits
Gross unrecognized tax benefits were $121.7 million and $121.9 million as of March 31, 2019 and December 30, 2018, respectively. As of March 31, 2019, and December 30, 2018, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate totaled $66.3 million and $65.8 million, respectively.
Management believes events that could occur in the next 12 months and cause a change in unrecognized tax benefits include, but are not limited to, the following:
•completion of examinations by the U.S. or foreign taxing authorities; and
•expiration of statutes of limitations on the Company's tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Given the uncertainty in the development of ongoing tax examinations and tax correspondence with taxing authorities, it is possible that the Company’s balance of gross unrecognized tax benefits could materially change in the next 12 months. As a result, we are unable to estimate the full range of possible adjustments to this balance.

Classification of Interest and Penalties
The Company's policy is to classify interest expense and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of March 31, 2019 and December 30, 2018, the amounts of accrued interest and penalties totaled $13.6 million and $13.0 million, respectively.

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
The Company's segments are its MCD (Microcontroller and Connectivity Division) and MPD (Memory Products Division).
Income Before Income Taxes

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
MCD	$16,726	$13,484
MPD	88,056	89,838
Unallocated items:
Stock-based compensation expense	(20,395)	(18,458)
Restructuring charges	(96)	(4,096)
Amortization of intangible assets and other	(52,527)	(54,588)
Impairment of assets held for sale	(3,532)	—
Changes related to debt extinguishment	—	630
Changes in value of deferred compensation plan	(599)	(417)
Other adjustments	(5,061)	(8,785)
Income from operations before income taxes	$22,572	$17,608

The Company does not allocate stock-based compensation, changes in value of deferred compensation plan, restructuring charges, amortization of intangible assets and certain other expenses to its segments.

Geographical Information
Property, plant and equipment, net, by geographic locations were as follows:

	As of
	March 31, 2019	December 30, 2018
	(In thousands)
United States	$166,763	$173,973
Philippines	32,647	33,413
Thailand	33,582	34,581
Japan	11,640	11,251
Other	29,491	29,768
Total property, plant and equipment, net	$274,123	$282,986

The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the Company’s CODM does not review asset information on a segment basis.

Customer Information
Outstanding accounts receivable from two of the Company's distributors accounted for 24.2% and 11.1% of its consolidated accounts receivable as of March 31, 2019. Outstanding accounts receivable from one of the Company's distributors accounted for 25.0% of its consolidated accounts receivable as of December 30, 2018.
Revenue from sales to two of the Company's distributors accounted for 16.9% and 15.4% of its consolidated revenues for the three months ended March 31, 2019. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months ended March 31, 2019.
Revenue from sales to two of the Company’s distributors accounted for 19.4% and 13.5% of its consolidated revenues for the three months ended April 1, 2018. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months ended April 1, 2018.

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Accumulated net unrealized income (loss) on cash flow hedges and other	Accumulated unrecognized gain (loss) on the Defined Benefit Plan	Accumulated other comprehensive income (loss)
Balance as of December 30, 2018	$(763)	$2,592	$1,829
Other comprehensive income (loss) before reclassification	(5,938)	—	(5,938)
Amounts reclassified to operating income	(502)	—	(502)
Net unrealized gain (loss) on the defined benefit plan	—	(13)	(13)
Balance as of March 31, 2019	$(7,203)	$2,579	$(4,624)

NOTE 18. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company purchases from, or sells to (a) entities for which one of the Company's directors or executive officers serves as a director or (b) entities that are otherwise affiliated with one of the Company's directors or executive officers (collectively, "related parties").

For the indicated periods, the following table presents information on the Company's transactions with such entities occurring at a time when the other entity was a related party of the Company:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Total revenues	$120	$3,277
Total purchases	$2,001	$16,088

As of March 31, 2019, and April 1, 2018, amounts due from these parties totaled $0.4 million and $0.5 million, respectively, and amounts due to these parties totaled $1.0 million and $8.9 million, respectively.

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

Microcontroller and Connectivity Division
MCD focuses on connectivity and computing solutions for the Internet of Things and automotive solutions that enhance the in-cabin user experience. MCD offerings include robust wireless and wired connectivity solutions that combine with flexible, high-performance microcontroller ("MCU") and analog solutions, backed with a focus on superior design software. The portfolio includes Wi-Fi® and Bluetooth® and Bluetooth Low Energy (BLE), and Wi-Fi plus Bluetooth combo solutions; Traveo™ automotive MCUs, PSoC® programmable MCUs and general-purpose MCUs; CapSense® capacitive-sensing controllers and automotive TrueTouch® touchscreen solutions; a broad line of USB controllers, including solutions for the USB-C and USB Power Delivery standards; and analog PMIC Power Management ICs. This division also includes our intellectual property ("IP") business.

Memory Products Division
MPD focuses on fail-safe storage and datalogging solutions for mission critical applications. The portfolio includes specialized, high-performance parallel and serial NOR flash memories, static random access memories ("SRAM"), F-RAM™ ferroelectric memory devices, nonvolatile SRAMs ("nvSRAM"), and other specialty memories. This division also includes our nonvolatile DIMM subsidiary AgigA Tech, Inc.

Business Strategy

Refer to Part I Item 1. Business in our Annual Report on Form 10-K for the year ended December 30, 2018 for a discussion of our strategies.
As we continue to implement our strategies, there are many internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed in Part I Item 1A in our Annual Report on Form 10-K for the year ended December 30, 2018 as well as in Part II Item 1A in this Quarterly Report on Form 10-Q.

Results of Operations

Revenues
Our total revenues decreased by $43.2 million, or 7.4%, to $539.0 million for the three-month period ended March 31, 2019 compared to the same period in the prior year. The decrease was primarily due to demand softening across broad markets.

The following table summarizes our consolidated revenues by segments:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Microcontroller and Connectivity Division ("MCD")	$310,389	$336,710
Memory Products Division ("MPD")	228,615	245,531
Total revenues	$539,004	$582,241

Microcontroller and Connectivity Division:
Revenues recorded by MCD decreased by $26.3 million, or 7.8%, in the three months ended March 31, 2019 compared to the same prior year period. The decrease was primarily due to the stage of a major end customer's product life-cycle in wireless connectivity and a decline in demand for memory products.

Memory Products Division:
Revenues recorded by MPD decreased by $16.9 million, or 6.9%, in the three months ended March 31, 2019 compared to the same prior year period. The decrease was primarily due to a decline in demand for NAND Flash products.

Gross Profit & Margin

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Revenues	$539,004	$582,241
Less: Cost of revenues	336,595	369,849
Gross profit	$202,409	$212,392
Gross margin (%)	37.6%	36.5%

Our gross margin improved to 37.6% in the three months ended March 31, 2019 from 36.5% in the three months ended April 1, 2018. The primary drivers of the improvement in gross margin were a shift in the product mix towards higher density memory products and a decrease in commoditized products, higher fab utilization, which increased from 74% in the three months ended April 1, 2018 to 83% in the three months ended March 31, 2019, and a reduction in the cost of certain products. This improvement was partially offset by a decrease in the sale of inventory that was previously written off or written down for the three months ended March 31, 2019 as compared to the same prior year period. The gross margin in the first quarter of fiscal 2019 and 2018 was benefited by 0.7% and 1.6%, respectively, from the sale of previously reserved inventory. Included in cost of revenues are amortization of intangible assets of $46.9 million and $48.1 million for the first quarters of fiscal years 2019 and 2018, respectively.

Research and Development ("R&D") Expenses

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
R&D expenses	$88,606	$93,233
As a percentage of revenues	16.4%	16.0%

R&D expenses decreased by $4.6 million in the three months ended March 31, 2019 compared to the same period of the prior year. The decrease was mainly attributable to $7.0 million in lower labor costs due to decreases in variable compensation expenses, offset by increases of $1.9 million in deferred compensation expenses and $0.5 million in project expenses.

Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
SG&A expenses	$81,987	$83,397
As a percentage of revenues	15.2%	14.3%

SG&A expenses decreased by $1.4 million in the three months ended March 31, 2019 compared to the same period of the prior year. The decrease was mainly due to a $2.4 million decrease in professional fees, a $2.6 million decrease in advertising and marketing communication expenses, and a $1.8 million decrease in restructuring charges. These decreases were partially offset by a $2.9 million increase in stock-based compensation expense, a $1.5 million increase due to reserve for certain transition services and assets to be provided to SkyHigh, and a $0.8 million increase in facility related expenses.

Income Taxes

Our income tax (benefit) / expense was $(0.7) million and $5.1 million for the three months ended March 31, 2019 and April 1, 2018, respectively. The provision for the fiscal quarter ended  March 31, 2019 was primarily due to profits from continuing operations, offset by a net discrete benefit of $6.8 million during the period. Income tax expense for the fiscal quarter ended April 1, 2018 was primarily attributable to non-U.S. taxes associated with our non-U.S. operations.

Equity Method Investments

For the three months ended March 31, 2019, our share in Deca's net loss was $3.6 million. By comparison, for the corresponding period of 2018 our share in the net loss of Deca was $3.5 million. Deca continues to be in the process of developing and testing a fan-out wafer level packaging technology. Deca’s estimated enterprise value is sensitive to its ability to achieve these product development and testing milestones. Delays or failure by Deca to complete these milestones, or secure funding needed to support its growth and cash needs, may have a significant adverse impact on Deca’s estimated enterprise value and may result in our recognition of a material impairment in the carrying value of our investment in Deca. We held 52.5% of Deca's outstanding voting shares as of March 31, 2019 and December 30, 2018.

Liquidity and Capital Resources

Our Revolving Credit Facility has a capacity of $540 million which was undrawn as of March 31, 2019.
The following table summarizes information regarding our cash and cash equivalents and working capital:

	As of
	March 31, 2019	December 30, 2018
	(In thousands)
Cash and cash equivalents	$285,119	$285,720
Working capital, net	$437,699	$396,208

Key Components of Cash Flows

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Net cash provided by operating activities	$61,248	$31,678
Net cash (used in) investing activities	$(4,376)	$(14,173)
Net cash used in financing activities	$(57,473)	$(62,349)

Operating Activities
Net cash provided by operating activities during the nine months ended March 31, 2019 was $61.2 million as compared to $31.7 million in the three months ended April 1, 2018. Net income recorded during the three months ended March 31, 2019 was 19.7 million which included net non-cash items of $104.1 million. The non-cash items primarily consisted of:

•	depreciation and amortization of $71.4 million;

•	stock-based compensation expense of $20.4 million;

•	accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt of $4.8 million;

•	our share in the net loss of an equity method investee of $3.6 million;

•	loss related to assets held for sale of $3.5 million; and

•	restructuring costs and other adjustments of $0.7 million.
Cash from operations in the three months ended March 31, 2019 was impacted by a $62.6 million increase in operating assets and liabilities. The increase in operating assets and liabilities for the three months ended March 31, 2019 of $62.6 million was primarily due to the following:

•	a increase of $48.6 million in operating lease right-of-use assets;

•	a decrease in accounts payable and accrued and other liabilities of $30.4 million mainly due to timing of payments to vendors;

•	a decrease of $21.9 million in price adjustments and other revenue reserves for sales to distributors due to an increase in revenue during the first three months of 2019;

•	an increase in inventories of $25.9 million;

•
partially offset by a decrease in accounts receivable of $57.9 million due to timing of invoicing and collections. Days sales outstanding for the three months ended March 31, 2019 was 45 days as compared to 61 days in the three months ended April 1, 2018;

•	a decrease in other current and long-term assets of $3.5 million for prepayments for licenses and other vendors; and

•	a decrease in assets held for sale due to the changes in inventories of $2.7 million.

Investing Activities
During the three months ended March 31, 2019, we used approximately $4.4 million of cash in our investing activities primarily due to:

•	property and equipment expenditures of $10.5 million relating to purchases of certain manufacturing facility equipment;

•	partially offset by $ 6.1 million in net distributions for the deferred compensation plan.

Financing Activities
During the three months ended March 31, 2019, we used approximately $57.5 million of cash in our financing activities, primarily related to:

•	dividend payments of $39.7 million;

•	payments of $26.3 million on Term Loan B;

•	payments of $5.4 million on net shares settlement of restricted stock units; and

•	payments of $0.4 million on finance lease liabilities;

•	partially offset by proceeds of $14.3 million from employee equity awards.

Liquidity and Contractual Obligations

Contractual Obligations
The following table summarizes our contractual obligations as of March 31, 2019:

	Total	2019 (Remaining 9 months)	2020 and 2021	2022 and 2023	After 2023
	(In thousands)
Purchase obligations (1)	$288,755	$93,540	$142,952	$52,263	$—
Operating lease commitments	59,882	10,512	21,157	10,236	17,977
Capital lease commitments	11,155	1,578	4,145	4,048	1,384
Term Loan B	450,048	3,788	446,260	—	—
2% 2020 Spansion Exchangeable Notes	11,990	—	11,990	—	—
4.5% 2022 Senior Exchangeable Notes	287,500	—	—	287,500	—
2% 2023 Exchangeable Notes	150,000	—	—	150,000	—
Interest and commitment fee due on debt (2)	94,178	23,849	59,056	11,232	41
Asset retirement obligations	5,876	1,594	3,948	334	—
Total contractual obligations	$1,359,384	$134,861	$689,508	$515,613	$19,402

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

(2)	Interest and commitment fees due on variable debt is based on the effective interest rates as of March 31, 2019.

Capital Resources and Financial Condition
As of March 31, 2019, our cash, cash equivalents and short-term investment balance was $285.1 million as compared to $285.7 million as of December 30, 2018.  As of March 31, 2019, approximately 12.4% of our cash and cash equivalents were held by our non-U.S. subsidiaries. While these amounts are primarily denominated in U.S. dollars, a portion is denominated in foreign currencies. All non-U.S. cash balances are exposed to local political, banking, currency control, and other risks. In addition, these amounts, if repatriated, may be subject to tax and other transfer restrictions.
We believe that the liquidity provided by existing cash, cash equivalents, and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. In addition, we may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, pursue strategic initiatives (including the acquisition of other companies) and provide us with additional flexibility to take advantage of other business opportunities that arise. As of March 31, 2019, we were in compliance with all of the financial covenants under all of our debt facilities.

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
As discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 30, 2018, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Revenue Recognition

•	Business Combinations

•	Valuation of Inventories

•	Valuation of Long-Lived Assets

•	Valuation of Goodwill

•	Investments in Equity Interests

•	Cash Flow Hedges

•	Share-Based Compensation

•	Employee Benefit Plans

•	Accounting for Income Taxes
As discussed in Note 1, we adopted ASC Topic 842 in the first quarter of fiscal 2019. There have been no other changes to our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K for the year ended December 30, 2018.

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

A one hundred basis point change in the contractual interest rates would change our interest expense for the Revolving Credit Facility and Term Loan B by approximately $1.5 million annually.

Our long-term operating results and cash flows may be materially affected to a significant degree by a sudden change in market interest rates.

Foreign Currency Exchange Risk
We operate and sell products in various global markets and purchase capital equipment using foreign currencies but predominantly the U.S. dollar. We are exposed to certain risks associated with changes in foreign currency exchange rates in the Japanese yen, the Euro and other foreign currencies.
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

To provide an assessment of the foreign currency exchange risk associated with our foreign currency exposures within our operations, we performed a sensitivity analysis to determine the impact that an adverse change in exchange rates would have on our financial statements. If the U.S. dollar weakened by 10%, our operating margin could be unfavorably impacted by approximately 2%. We expect our hedges of foreign currency exposures to be highly effective and offset a significant portion of the short-term impact of changes in exchange rates on the hedged portion of our exposures. Please see Note 13 of the Notes to Condensed Consolidated Financial Statements for details on the hedge contracts.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I Item 1, of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

Our joint venture for NAND flash memory products might not be successful.

On April 1, 2019, we launched a joint venture in Hong Kong with SK hynix system ic Inc. ("SKHS"), which is a wholly-owned subsidiary of SK hynix Inc. ("SKH"), a South Korean company. The joint venture entity, SkyHigh Memory Limited ("SkyHigh") is controlled by SKHS. We contributed our NAND flash memory business to the joint venture. NAND is a commoditized product line that has traditionally experienced volatile sales results with low gross margins. Upon launch, SkyHigh entered into a wafer supply agreement with SKH, and back-end manufacturing and transition services agreements with Cypress.

Although we expect to have influence over SkyHigh's operations, they are not under our control and we might be unaware of, or unable to correct, any operating or product issues that may develop. Any failure by SkyHigh to satisfy customer expectations could adversely impact our own relationships with such customers and/or the reputation of our brand. Any failure by SkyHigh to meet its commitments to Cypress under our back-end manufacturing agreement could cause Cypress's assembly and testing facilities to be underutilized and could adversely affect Cypress's operating margins. In addition, there can be no assurance that the joint venture will be profitable. SkyHigh's governing documents do not require it to distribute its profits (if any) regularly, or at all (apart from a commitment to distribute to us our share of profit on a specified portion of sales through January 31, 2021). We therefore face a risk that our investment might not generate meaningful cash flows to re-invest, for example, in higher-margin areas of our business. The success of this joint venture investment will depend on various other factors over which we may have limited or no control and will require ongoing and effective cooperation with SKHS, which might be difficult to maintain. Such risks could be exacerbated by unfavorable financial market and macroeconomic conditions, causing the value of this joint venture investment to decline and leading to impairment charges. Any failure to realize the anticipated benefits of the joint venture could adversely affect our stock price.

Our financial results could be adversely impacted if privately-held companies in which we have invested fail to launch new products or maintain key customer relationships.

We have invested in certain privately-held companies. There can be no guarantee that such businesses will perform as initially expected, launch new products and solutions as initially expected, or gain or maintain market acceptance. During the fourth quarter of fiscal 2017, we determined that our investment in Enovix Corporation, which is accounted for as an equity method investment, was other-than temporarily impaired as Enovix did not achieve key planned product development milestones. Consequently, we recognized an impairment charge of $51.2 million related to our investment in Enovix, reducing its carrying value on our books to zero. During the fourth quarter of fiscal 2018, we determined that our investment in another equity investee, Deca Technologies Inc. ("Deca"), was other-than temporarily impaired due to significant delays in Deca's commercialization and achievement of scalable production of certain key products, and consequently we recognized an impairment charge of $41.5 million to write down the carrying value of our investment in Deca to its estimated fair value as of the end of fiscal 2018.

If any of our other privately-held businesses fail to introduce new products and solutions or successfully develop new technologies, or if their customers do not successfully introduce new systems or products incorporating the products or solutions offered by these businesses, or if market demand for the products or solutions offered by these businesses is not created or sustained, or if these or any of our other privately-held businesses are not able to raise capital to fund their operations, then we might fail to realize any benefit from our investments in such privately-held companies and our business, financial condition, and results of operations could be materially harmed as a result of impairment of the carrying value of such investments.

In particular, there is a substantial risk that the carrying value of our investment in Deca may become further impaired. Deca’s current and future revenues are dependent on a small number of significant customers. The loss of, material delay in placing orders by, or significant decrease in demand from, any of Deca's key customers would have a material adverse effect on Deca’s business, results of operations, and financial condition. Deca may need to secure additional funding to support its growth and cash needs. Failure to secure such funding, if needed, will impact its ability to continue as a going concern. Deca's management is currently working with its significant customers to secure their long-term commitment to use Deca's technology given the current downturn in the semiconductor industry, and is in the process of evaluating certain alternative strategic options. If Deca is unable to (a) secure sufficient orders from its existing significant customers or new customers, (b) raise sufficient funding, if needed, for continuing its operations, or (c) consummate a strategic transaction that allows realization of its economic value, we will be required to record an impairment charge to partially or fully write down the carrying value of our investment in Deca. As of March 31, 2019, the carrying value of our investment in Deca was $61.6 million.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Incorporated by Reference to
Exhibit	Description	Form*	Filing Date	Exhibit	Filed
Number					Herewith
3.1.1	Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation, dated June 12, 2000 (included in Exhibit 3.1.2 below)
3.1.2	Amendment, dated March 23, 2017, to the Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation.	10-Q	2017-05-02	3.1

3.2	Amended & Restated Bylaws of Cypress Semiconductor Corporation	8-K	2017-09-25	3.1

10.2.6+	Form of LTI Program Restricted Stock Unit Agreement and related notice of grant under the 2013 Stock Plan (in use starting February 2019)				X

10.2.7+	Form of LTI Program Performance-Based Restricted Stock Unit Agreement and related notice of grant under the 2013 Stock Plan (in use starting February 2019)				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1‡	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2‡	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Commission File Number for incorporated documents is 001-10079.
+	Management contract or compensatory plan or arrangement.
‡
Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: April 26, 2019	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Finance and Administration and Chief Financial Officer