Form 10-Q
period 2019-06-30
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2019-08-02
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(408) 943-2600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol:	Name of each exchange on which registered:
Common Stock, $0.01 par value	CY	The Nasdaq Global Select Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No  ☒
The total number of outstanding shares of the registrant’s common stock as of July 26, 2019 was 369,315,386.

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
The forward-looking statements in this Quarterly Report involve risks and uncertainties. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger (the "Merger Agreement") dated June 3, 2019, by and among Infineon Technologies AG, a stock corporation (Aktiengesellschaft) organized under the laws of the Federal Republic of Germany ("Infineon"), IFX Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Infineon ("Merger Sub") and the Company, pursuant to which Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation in the Merger and as a wholly owned subsidiary of Infineon; the inability to complete the Merger due to the failure to obtain stockholder approval for the Merger or the failure to satisfy other conditions to completion of the Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the Merger; risks related to disruption of management’s attention from our ongoing business operations due to the Merger; the effect of the announcement of the Merger on our relationships with our customers, operating results and business generally; the risk that certain approvals or consents will not be received in a timely manner or that the Merger will not be completed in a timely manner; the impact of the Merger on our ability to retain key employees; the outcome of any legal proceedings related to the Merger; potential disruptions in the international trade and investment environment, including deteriorating relationships between the U.S. government and foreign governments; the current and future state of the general economy and its impact on the markets and consumers we serve (including credit conditions); our ability to execute on our Cypress 3.0 strategy and our margin improvement plan; potential volatility in our stock price; risks related to paying down our indebtedness and meeting the covenants set forth in our debt agreements; our efforts to retain and expand our customer base (which may be adversely affected if we were to raise prices) in the intensely competitive and rapidly evolving semiconductor industry; risks related to significant supply and demand volatility in semiconductor markets (including the challenges of forecasting demand, scheduling production, and making timely delivery on customer orders); risks related to our strategy of developing and maintaining a leading portfolio of programmable microcontroller, connectivity and memory products; risks related to our flexible manufacturing strategy (and the challenge of efficiently managing a smaller number of manufacturing facilities while increasing our reliance on third-party manufacturers); our reliance on distributors and resellers; risks related to changing relationships with distributors; risks related to our "take or pay" agreements with certain vendors; the risk of defects, errors, or security vulnerabilities in our products; risks related to the integrity of our information systems, including the possibility of cyber-attacks, business-activity disruption, and loss or corruption of sensitive data; changes in tax law and policy; risks related to our pending tax examinations; risks related to our tax incentive/holiday arrangements in Malaysia, the Philippines, and Thailand; potential lack of liquidity for certain strategic investments (including the challenge of disposing of businesses, product lines, or assets on favorable terms in a timely manner); risks related to our joint venture for NAND flash memory products; risks related to our restructuring activities; the failure or success of the privately-held companies in which we are invested; the challenges of effectively integrating companies and assets that we acquire; the possibility of impairment charges; the challenges of attracting and retaining key personnel; risks related to our reliance on stock-based compensation; possible changes to our dividend policy; risks related to our share repurchase authorization; the uncertain nature of business outlook guidance; risks related to industry consolidation and the challenge of competing effectively against a smaller number of stronger companies; the challenges of adequately protecting our intellectual property rights and risks of intellectual property litigation; the possibilities that activist stockholders could negatively affect our business and that our deferred tax assets could be negatively impacted by changes in our stockholder base; risks associated with international operations; the challenges and costs of complying with environmental, data privacy, health/safety, and other laws; risks related to "conflict minerals" reporting; the possibility of business disruptions due to natural disasters; risks arising from indemnification commitments to our officers and directors; our ability to manage our financial investments and interest rate and exchange rate exposure; and the uncertainty and expense of pending litigation matters. These and other factors are described in more detail in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (our "Annual Report"), which item is incorporated herein by reference; Part I, Item 3 (Quantitative and Qualitative Disclosures about Market Risk) in this Quarterly Report; and/or Part II, Item 1A (Risk Factors) in this Quarterly Report.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 30, 2018
ASSETS	(In thousands, except per-share amounts)
Current assets:
Cash and cash equivalents	$372,180	$285,720
Accounts receivable, net	267,763	324,274
Inventories	335,251	292,093
Assets held for sale	—	13,510
Other current assets	86,786	101,163
Total current assets	1,061,980	1,016,760
Property, plant and equipment, net	268,723	282,986
Operating lease right-of-use assets	47,612	—
Equity method investments	31,550	65,145
Intangible assets, net	386,814	490,590
Goodwill	1,373,750	1,373,750
Deferred tax assets	360,763	339,679
Other long-term assets	117,284	124,305
Total assets	$3,648,476	$3,693,215
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$182,826	$210,715
Accrued compensation and employee benefits	48,843	61,994
Price adjustment and other revenue reserves	141,516	163,088
Dividend payable	40,289	39,748
Current portion of long-term debt	8,134	6,943
Other current liabilities	134,226	138,064
Total current liabilities	555,834	620,552
Deferred income taxes and other tax liabilities	50,385	53,469
Revolving credit facility and long-term portion of debt	854,304	874,235
Other long-term liabilities	78,947	27,920
Total liabilities	$1,539,470	$1,576,176
Commitments and contingencies (Note 13)	—	—
Equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 650,000 and 650,000 shares authorized; 543,812 and 537,327 shares issued; 367,538 and 361,452 shares outstanding at June 30, 2019 and December 30, 2018, respectively	5,438	5,373
Additional paid-in-capital	5,641,422	5,636,099
Accumulated other comprehensive income (loss)	(12,671)	1,829
Accumulated deficit	(1,149,883)	(1,157,115)
Stockholders’ equity before treasury stock	4,484,306	4,486,186
Less: Shares of common stock held in treasury, at cost; 176,274 and 175,875 shares at June 30, 2019 and December 30, 2018, respectively	(2,376,600)	(2,370,452)
Total Cypress stockholders’ equity	2,107,706	2,115,734
Non-controlling interest	1,300	1,305
Total equity	2,109,006	2,117,039
Total liabilities and equity	$3,648,476	$3,693,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands, except per-share amounts)
Revenues	$532,221	$624,090	$1,071,225	$1,206,331
Cost of revenues	333,463	389,952	670,058	759,801
Gross profit	198,758	234,138	401,167	446,530
Research and development	93,639	96,693	182,245	189,926
Selling, general and administrative	91,633	86,599	173,620	169,996
Total operating expenses	185,272	183,292	355,865	359,922
Operating income	13,486	50,846	45,302	86,608
Interest expense	(12,311)	(15,577)	(25,889)	(34,436)
Other income, net	308	1,434	4,643	2,139
Income before income taxes, share in net loss and impairment of equity method investee and non-controlling interest	1,483	36,703	24,056	54,311
Income tax benefit (provision)	18,189	(5,154)	18,919	(10,211)
Share in net loss and impairment of equity method investees	(32,405)	(3,755)	(35,995)	(7,216)
Net (loss) income	(12,733)	27,794	6,980	36,884
Net loss (income) attributable to non-controlling interest	4	(88)	5	(100)
Net (loss) income attributable to Cypress	$(12,729)	$27,706	$6,985	$36,784
Net (loss) income per share attributable to Cypress:
Basic	$(0.03)	$0.08	$0.02	$0.10
Diluted	$(0.03)	$0.07	$0.02	$0.10
Shares used in net (loss) income per share calculation:
Basic	365,600	358,577	364,842	356,123
Diluted	365,600	371,967	377,195	370,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In Thousands)
Net (loss) income	$(12,733)	$27,794	$6,980	$36,884
Other comprehensive (loss) income:
Net unrecognized gain (loss) on defined benefit plan	(928)	—	(941)	—
Net unrealized gain (loss) on cash flow hedges:
Net unrealized (loss) gain arising during the period	(6,963)	772	(12,901)	5,236
Net (gain) loss reclassified into earnings for revenue hedges (effective portion)	(395)	621	(568)	1,228
Net loss (gain) reclassified into earnings for expense hedges (effective portion)	554	(1,148)	639	(2,285)
Net (gain) loss reclassified into earnings for interest rate hedges (effective portion)	(315)	—	(729)	—
Total net unrealized (loss) gain on cash flow hedges	(7,119)	245	(13,559)	4,179
Total other comprehensive (loss) income	(8,047)	245	(14,500)	4,179
Comprehensive (loss) income	(20,780)	28,039	(7,520)	41,063
Comprehensive loss (income) attributable to non-controlling interest	4	(112)	5	(100)
Comprehensive (loss) income attributable to Cypress	$(20,776)	$27,927	$(7,515)	$40,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balances at March 31, 2019	541,180	$5,412	$5,630,673	$(4,624)	$(1,137,154)	176,229	$(2,375,838)	$1,304	$2,119,773
Net (loss) income attributable to Cypress	—	—	—	—	(12,729)	—	—	—	(12,729)
Unrealized loss on defined benefit pension plan	—	—	—	(928)	—	—	—	—	(928)
Net unrealized gain on cash flow hedges and interest rate swaps	—	—	—	(7,119)	—	—	—	—	(7,119)
Issuance of common shares under employee stock plans, net	2,632	26	17,534	—	—	—	—	—	17,560
Dividend ($0.11 per share)	—	—	(40,289)	—	—	—	—	—	(40,289)
Net settlement in stock	—	—	—	—	—	45	(762)	—	(762)
Stock-based compensation	—	—	33,504	—	—	—	—	—	33,504
Non-controlling interest	—	—	—	—	—	—	—	(4)	(4)
Balances at June 30, 2019	543,812	$5,438	$5,641,422	$(12,671)	$(1,149,883)	176,274	$(2,376,600)	$1,300	$2,109,006

Balances at April 1, 2018	531,765	$4,969	$5,657,767	$2,572	$(1,502,628)	173,503	$(2,334,944)	$1,068	$1,828,804
Net income attributable to Cypress	—	—	—	—	27,706	—	—	—	27,706
Net unrealized gain on cash flow hedges and interest rate swaps	—	—	—	245	(2)	—	—	—	243
Issuance of common shares under employee stock plans, net	2,272	128	15,974	—	—	5	—	—	16,102
Dividend ($0.11 per share)	—	—	(39,449)	—	—	—	—	—	(39,449)
Repurchase of common shares	—	—	—	—	—	610	(9,996)	—	(9,996)
Stock-based compensation	—	—	35,468	—	—	—	—	—	35,468
Non-controlling interest	—	6	—	—	—	—	—	88	94
Balances at July 1, 2018	534,037	$5,103	$5,669,760	$2,817	$(1,474,924)	174,118	$(2,344,940)	$1,156	$1,858,972

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount

Balances at December 30, 2018	537,327	$5,373	$5,636,099	$1,829	$(1,157,115)	175,875	$(2,370,452)	$1,305	$2,117,039
Net income attributable to Cypress	—	—	—	—	6,985	—	—	—	6,985
Unrealized loss on defined benefit pension plan	—	—	—	(941)	—	—	—	—	(941)
Net unrealized gain on cash flow hedges and interest rate swaps	—	—	—	(13,559)	247	—	—	—	(13,312)
Issuance of common shares under employee stock plans, net	6,485	65	31,774	—	—	—	—	—	31,839
Dividend ($0.11 per share)	—	—	(80,423)	—	—	—	—	—	(80,423)
Net settlement in stock	—	—	—	—	—	399	(6,148)	—	(6,148)
Stock-based compensation	—	—	53,972	—	—	—	—	—	53,972
Non-controlling interest	—	—	—	—	—	—	—	(5)	(5)
Balances at June 30, 2019	543,812	$5,438	$5,641,422	$(12,671)	$(1,149,883)	176,274	$(2,376,600)	$1,300	$2,109,006

Balances at December 31, 2017	525,719	$4,936	$5,659,612	$(1,362)	$(1,511,706)	173,499	$(2,334,944)	$1,056	$1,817,592
Net income attributable to Cypress	—	—	—	—	36,784	—	—	—	36,784
Net unrealized gain on cash flow hedges and interest rate swaps	—	—	—	4,179	(2)	—	—	—	4,177
Issuance of common shares under employee stock plans, net	6,916	147	36,497	—	—	9	—	—	36,644
Extinguishment of 2% Exchangeable Senior Notes due 2020	—	—	(25,696)	—	—	—	—	—	(25,696)
Issuance of common shares upon conversion of 2% Exchangeable Senior Notes due 2020	1,402	14	25,152	—	—	—	—	—	25,166
Dividend ($0.11 per share)	—	—	(78,850)	—	—	—	—	—	(78,850)
Repurchase of common shares	—	—	—	—	—	610	(9,996)	—	(9,996)
Stock-based compensation	—	—	53,045	—	—	—	—	—	53,045
Non-controlling interest	—	6	—	—	—	—	—	100	106
Balances at July 1, 2018	534,037	$5,103	$5,669,760	$2,817	$(1,474,924)	174,118	$(2,344,940)	$1,156	$1,858,972

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2019	July 1, 2018
	(In thousands)
Cash flows from operating activities:
Net income	$6,980	$36,884
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	50,875	52,366
Depreciation and amortization	142,682	141,361
Loss on assets held for sale	3,541	—
Loss / (Gain) on disposal or impairment of property and equipment	(365)	7,179
Share in net loss and impairment of equity method investee	35,995	7,216
Accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt	9,436	13,272
Restructuring and other adjustments	3,961	3,643
Changes in operating assets and liabilities:
Accounts receivable	56,510	(104,087)
Operating lease right-of-use assets	(53,816)	—
Inventories	(38,388)	(13,956)
Other current and long-term assets	772	(17,681)
Price adjustment and other revenue reserves	(21,571)	23,556
Accounts payable and other liabilities	(16,441)	(7,341)
Net cash provided by operating activities	180,171	142,412
Cash flows from investing activities:
Cash received on sale of inventories to joint venture	2,905	—
Distributions, net of contributions from deferred compensation plan	6,262	4,583
Acquisition of property, plant and equipment, net	(18,024)	(42,860)
Cash paid for equity method investments	(2,400)	—
Cash received on sale of cost method investment	—	18,538
Other investing	60	(1,647)
Net cash used in investing activities	(11,197)	(21,386)
Cash flows from financing activities:
Borrowings under senior secured revolving credit facility	—	94,000
Repayment of revolving credit facility	—	(184,000)
Repayment of term loans	(27,525)	(8,088)
Repurchase of common stock	—	(9,999)
Tax withholdings related to net share settlements of restricted stock units	(6,148)	—
Finance lease payment for principal portion	(831)	—
Payment of cash dividends	(79,882)	(78,145)
Proceeds from employee stock-based awards	31,872	36,653
Payment for extinguishment of 2% Exchangeable Senior Notes due 2020	—	(10,000)
Financing costs related to debt	—	(325)
Net cash used in financing activities	(82,514)	(159,904)
Net increase (decrease) in cash and cash equivalents	86,460	(38,878)
Cash and cash equivalents, beginning of period	285,720	151,596
Cash and cash equivalents, end of period	$372,180	$112,718

Supplemental Cash Flows Disclosures:
Unpaid purchases of property, plant and equipment	$4,281	$8,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Years
Cypress Semiconductor Corporation (together with its consolidated subsidiaries, "Cypress" or the "Company") reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal years 2019 and 2018 each contain(ed) 52 weeks. The second quarter of fiscal 2019 ended on June 30, 2019 and the second quarter of fiscal 2018 ended on July 1, 2018.

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
Results reported in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year.
Pending Acquisition by Infineon
On June 3, 2019, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Infineon Technologies AG, a stock corporation (Aktiengesellschaft) organized under the laws of the Federal Republic of Germany ("Infineon") and IFX Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Infineon ("Merger Sub"). Subject to approval by Cypress's stockholders and the relevant regulatory bodies as well as other customary closing conditions, the Merger Agreement provides for Merger Sub to merge with and into the Company, with the Company continuing as the surviving corporation in the Merger and as a wholly owned subsidiary of Infineon.

Refer to Note 2 (Merger Agreement) for further details.

Summary of Significant Accounting Policies

Leases

The Company applies the guidance in Accounting Standards Codification ("ASC") Topic 842 to individual leases of assets. When the Company receives substantially all of the economic benefits from and directs the use of specified property, plant and equipment, transactions give rise to leases.

The Company’s classes of assets include real estate leases and equipment leases.

Operating leases are included in operating lease right-of-use ("ROU") assets, other current liabilities, and operating lease liabilities in the Company's consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Finance leases are included in property and equipment, current portion of long-term debt, revolving credit facility and long-term portion of debt in the Company's consolidated balance sheets.
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
The Company subleases certain portions of buildings and land subject to operating leases. The terms and conditions of the subleases are commensurate with the terms and conditions within the original operating leases. The terms of the subleases range from one to eight years, payments are fixed within the contracts, and there are no residual value guarantees or other restrictions or covenants in the leases.
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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases (ASC Topic 842)." The standard introduces new requirements to increase transparency and comparability among organizations for leasing transactions for both lessees and lessors. ASU No. 2016-02 requires a lessee to record a right-of-use ("ROU") asset and a lease liability for all leases with terms longer than 12 months. These leases will be either finance or operating, with classification affecting the pattern of expense recognition.
In July 2018, the FASB issued ASU 2018-11, which provided an alternative modified retrospective transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption (December 31, 2018). The Company adopted ASC Topic 842, as of December 31, 2018 and applied the alternative modified retrospective transition method requiring application of the new guidance to all leases existing at, or entered into on or after, the date of adoption, i.e. December 31, 2018.
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

As a result of adoption of this standard, and election of the transition practical expedients, the Company recognized ROU assets and lease liabilities for those leases classified as operating leases under ASC Topic 840 that continued to be classified as operating leases under ASC Topic 842 at the date of initial application. Leases classified as capital leases under ASC 840 are classified as ‘finance leases’ under this new standard.
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
The adoption of this new standard at December 31, 2018, and the application of the modified retrospective transition approach resulted in the following changes:
(1) assets increased by $56.4 million, primarily representing the recognition of ROU assets for operating leases and finance leases partially offset by derecognition of assets for capital leases previously designated under ASC Topic 840; and
(2) liabilities increased by $59.2 million, primarily representing the recognition of lease liabilities for operating leases and finance leases partially offset by derecognition of liabilities for capital leases previously designated under ASC Topic 840.

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

NOTE 2. MERGER AGREEMENT

On June 3, 2019, Infineon, Merger Sub and the Company entered into the Merger Agreement, which provides for Merger Sub, upon the closing of the transaction, to merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation in the Merger and as a wholly owned subsidiary of Infineon.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of common stock of Cypress ("Cypress Common Stock") that is issued and outstanding immediately prior to the Effective Time (other than shares of Cypress Common Stock (a) owned by Infineon, Merger Sub or any other direct or indirect wholly owned subsidiary of Infineon, (b) owned by Cypress, including any shares held in treasury by Cypress, (c) owned by any direct or indirect wholly owned subsidiary of Cypress and (d) owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware) will be converted into the right to receive $23.85 in cash, without interest.

Completion of the Merger is subject to the satisfaction of several conditions, including, among others: (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Cypress Common Stock; (ii) the absence of any law prohibiting or order preventing the consummation of the Merger, (iii) the receipt of clearance from the Committee on Foreign Investment in the United States, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of any applicable clearance or affirmative approval by the Anti-Monopoly Bureau of the State Administration for Market Regulation in the People’s Republic of China, approval from the European Commission under the European Merger Regulation, and the expiration of any applicable waiting periods or any applicable authorizations or affirmative approvals of certain other non-U.S. governmental authorities under antitrust laws; (iv) the absence of a material adverse effect with respect to Cypress; and (v) compliance in all material respects on the part of each of Cypress and Infineon with such party’s covenants under the Merger Agreement.

The Merger Agreement contains certain termination rights for each of Infineon and the Company. The Company will be required to pay Infineon a termination fee of $330 million in order to accept a superior proposal or if the Company’s Board of Directors makes a change of its recommendation that stockholders vote in favor of the Merger. Infineon will be required to pay to the Company a termination fee equal to $425 million under certain specified circumstances upon termination of the Merger Agreement.

During the second quarter of fiscal 2019, the Company incurred approximately $8.4 million in bankers fees, legal fees and employee-related costs in connection with the proposed merger with Infineon. These costs have been included as part of selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.

NOTE 3. REVENUE

The following tables present the Company's revenue disaggregated by segment, end use, revenue type and geographical locations. Revenue for the three months and six months ended June 30, 2019 reflects divestment of the Company's NAND business to SkyHigh Memory Limited ("SkyHigh"), a newly formed joint venture, which was completed on April 1, 2019.

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Microcontroller and Connectivity Division ("MCD")	$354,225	$368,526	$664,615	$705,236
Memory Products Division ("MPD")	177,996	255,564	406,610	501,095
Total revenues	$532,221	$624,090	$1,071,225	$1,206,331

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
IoT	$199,796	$212,627	$353,520	$398,245
Automotive	202,297	192,594	400,111	392,594
Legacy	130,128	218,869	317,594	415,492
Total revenues	$532,221	$624,090	$1,071,225	$1,206,331

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Product revenue	$518,465	$609,089	$1,047,023	$1,180,519
Non-product revenue (1)	13,756	15,001	24,202	25,812
Total revenue	$532,221	$624,090	$1,071,225	$1,206,331

(1) Non-product revenue primarily includes royalties, non-recurring engineering services revenue, and revenue from intellectual property arrangements.

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Products/Services transferred at a point in time	$525,963	$619,748	$1,063,128	$1,198,058
Products/Services transferred over time	6,258	4,342	8,097	8,273
Total revenue	$532,221	$624,090	$1,071,225	$1,206,331

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
United States	$53,751	$53,795	$118,071	$127,457
China, Taiwan, and Hong Kong	199,445	251,107	399,352	466,929
Japan	133,131	149,254	250,593	284,608
Europe	77,153	85,113	162,481	172,437
Rest of the World	68,741	84,821	140,728	154,900
Total revenue	$532,221	$624,090	$1,071,225	$1,206,331

NOTE 4. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	June 30, 2019	December 30, 2018
	(In thousands)
Accounts receivable, gross	$268,665	$325,178
Allowance for doubtful accounts receivable	(902)	(904)
Total accounts receivable, net	$267,763	$324,274

Inventories

	As of
	June 30, 2019	December 30, 2018
	(In thousands)
Raw materials	$12,736	$10,004
Work-in-process	269,913	215,820
Finished goods	52,602	66,269
Total inventories	$335,251	$292,093

Other Current Assets

	As of
	June 30, 2019	December 30, 2018
	(In thousands)
Prepaid tooling	$24,911	$25,891
Advances to suppliers	5,946	12,058
Prepaid royalty and licenses	8,068	14,863
Derivative assets	1,618	3,492
Value added tax receivable	6,587	7,652
Prepaid expenses	19,984	17,814
Withholding tax receivable and tax advance	1,544	4,236
Other current assets	18,128	15,157
Total other current assets	$86,786	$101,163

Other Long-term Assets

	As of
	June 30, 2019	December 30, 2018
	(In thousands)
Employee deferred compensation plan assets	$45,011	$44,397
Long-term licenses	6,068	4,495
Advances to suppliers	11,965	11,471
Deposits	9,600	9,441
Pension plan assets	1,890	1,765
Derivative assets	—	1,419
Prepaid tooling and other non-current assets	42,750	51,317
Total other long-term assets	$117,284	$124,305

Other Current Liabilities

	As of
	June 30, 2019	December 30, 2018
	(In thousands)
Employee deferred compensation plan liability	$44,981	$44,834
Restructuring accrual (See Note 9)	1,980	14,536
Derivative liability	1,754	1,621
Accrued expenses	47,710	46,592
Accrued interest	7,816	9,440
Customer advances	97	5,296
Operating lease liability	12,735	—
Other current liabilities	17,153	15,745
Total other current liabilities	$134,226	$138,064

Other Long-term Liabilities

	As of
	June 30, 2019	December 30, 2018
	(In thousands)
Pension and other employee-related liabilities	$16,552	$14,083
Asset retirement obligation	6,039	5,916
Derivative liability	14,026	4,051
Operating lease liability	37,475	—
Other long-term liabilities	4,855	3,870
Total other long-term liabilities	$78,947	$27,920

NOTE 5. INTANGIBLE ASSETS

The following table presents details of the Company's developed technology and other intangible assets:

	As of June 30, 2019			As of December 30, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$1,188,521	$(805,265)	$383,256	$1,188,521	$(702,883)	$485,638
Non-acquisition related intangible assets	19,884	(16,326)	3,558	19,884	(14,932)	4,952
Total intangible assets	$1,208,405	$(821,591)	$386,814	$1,208,405	$(717,815)	$490,590

The following table summarizes the amortization expense by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Cost of revenues	$46,881	$48,102	$93,761	$96,204
Research and development	697	1,261	1,395	2,521
Selling, general and administrative	4,310	4,310	8,620	9,258
Total amortization expense	$51,888	$53,673	$103,776	$107,983

The estimated future amortization expense related to developed technology and other intangible assets as of June 30, 2019 is as follows:

(In thousands)
2019 (remaining six months)	$103,631
2020	153,689
2021	58,489
2022	33,000
2023	28,335
2024 and thereafter	9,670
Total future amortization expense	$386,814

NOTE 6. ASSETS HELD FOR SALE

Sale of NAND business

On April 1, 2019, the Company closed the transfer of its NAND business to a newly-formed joint venture between the Company and SK hynix system ic Inc. ("SKHS"). The joint venture entity is called SkyHigh Memory Limited ("SkyHigh") and its headquarters are in Hong Kong, China. SkyHigh is 60-percent-owned by SKHS and 40-percent-owned by Cypress. The Company paid $2.4 million in cash as its capital contribution in SkyHigh upon close of the transaction. Additionally, Cypress is providing certain transition and back-end manufacturing services to SkyHigh.

In the fourth quarter of fiscal 2018, the Company allocated $65.7 million of goodwill previously recorded in the MPD segment to the NAND business being divested. The allocation was based on the relative estimated enterprise value of the NAND business and that of the MPD business. The intangible assets attributable to the NAND business acquired as part of a previous acquisition were $10.9 million. Based on an analysis carried out in the fourth quarter of fiscal 2018, the Company recorded an impairment charge of $76.6 million which related to the goodwill and intangible assets allocated to the NAND business. During the six months ended June 30, 2019, the Company recognized an incremental loss of $3.5 million related to adjustments in the carrying value of certain assets and estimated costs of certain transition services.

Inventories related to the NAND business were classified as held-for-sale assets at December 30, 2018 in the amount of $13.5 million. The inventories remaining as of April 1, 2019 were purchased by SkyHigh upon the closing of the transaction. The Company will receive cash payments for the cost of these inventories from SkyHigh. In addition, a contingent amount will be paid by SkyHigh based on the profit on the sale of these inventories, if any.

NOTE 7. EQUITY METHOD INVESTMENTS

Privately-held equity investments in entities the Company does not control are accounted for under the equity method of accounting if the Company has an ownership interest of 20% or greater or if it has the ability to exercise significant influence over the operations of such companies.

Deca Technologies Inc. ("Deca")
Deca continues to be in the process of developing and testing a fan-out wafer level packaging technology. Deca’s estimated enterprise value is sensitive to its ability to achieve key product development and testing milestones. During the fourth quarter of fiscal 2018, the Company determined that its investment in Deca was other-than-temporarily impaired and recognized a charge of $41.5 million in order to write down the carrying amount of the investment in Deca to the estimated fair value as of the end of fiscal 2018. Additional delays or failure by Deca to complete these milestones - similar to those previously experienced by Deca in fiscal 2018 - may have a significant adverse impact on Deca’s estimated enterprise value.

Deca’s current and future revenues are dependent on a small number of significant customers. During the second quarter of fiscal 2019, certain of these key customers notified Deca management of their intention to significantly reduce their previously estimated orders from Deca for 2019. During the second quarter of fiscal 2019 Deca continued to evaluate its strategic alternatives, including having discussions with certain third-party investors. These conversations between Deca and potential investors are in preliminary stages and subject to negotiations, and it is possible that a strategic arrangement might not materialize. However, these discussions indicate that the enterprise value of Deca might be lower than Cypress’s previous estimates. As a result of the significant reduction in orders from customers, as well as the other objective indicators of enterprise value, the Company has determined that during the second quarter of fiscal 2019 its investment in Deca was other-than-temporarily impaired. As a result, the Company has recorded a charge of $29.5 million in order to write down the carrying amount of the investment in Deca to its estimated fair value as of the end of the second quarter of fiscal 2019. This write down was recorded in "Share in net loss and impairment of equity method investees" in the Condensed Consolidated Statements of Operations.

Given the factors described above, there continues to be a substantial risk that the carrying value of the Company's investment in Deca may be further impaired in the future. Any further loss of, material delay in placing orders by, or significant decrease in demand from any of its key customers would have a material adverse effect on Deca’s business, results of operations and financial condition. Further, if Deca is unable to (a) raise sufficient funding, if needed, for continuing its operations, or (b) complete a strategic transaction that allows realization of its economic value, Cypress may be required to record further impairments resulting in partial or full write down of the carrying value of its investment in Deca.

The Company’s carrying value in Deca was $28.6 million and $65.1 million as of June 30, 2019 and December 30, 2018, respectively. The Company held 52.5% of Deca's outstanding voting shares as of June 30, 2019 and December 30, 2018.

SkyHigh
On April 1, 2019, the Company completed the transfer of its NAND business to a newly-formed joint venture between the Company and SKHS. SkyHigh is 60-percent-owned by SKHS and 40-percent-owned by Cypress. The Company paid $2.4 million in cash as its capital contribution to SkyHigh upon the closing of the transaction. The Company’s carrying value in SkyHigh was $3.0 million as of June 30, 2019.

The below table presents the changes in carrying value of the equity method investments.

As of June 30, 2019
(In thousands)
Total
Carrying value as of December 30, 2018	$65,145
Additional investment	2,400
Share in net (loss) income of equity method investees	(6,490)
Impairment of investment	(29,505)
Carrying value as of June 30, 2019	$31,550

The following table presents summarized aggregate financial information derived from the respective consolidated financial statements of Deca and SkyHigh for the three and six months ended June 30, 2019, and of Deca for the three and six months ended July 1, 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Operating data:
Revenue	$17,573	$4,453	$22,194	$8,602
Gross profit (loss)	2,240	(3,056)	314	(5,377)
Loss from operations	(4,643)	(7,091)	(11,105)	(13,840)
Net loss	(5,173)	(7,137)	(12,016)	(13,777)
Net loss attributable to Cypress	$(2,900)	$(3,744)	$(6,490)	$(7,227)

The following table represents the assets and liabilities held by Deca and SkyHigh as of June 30, 2019, and by Deca as of December 30, 2018:

	June 30, 2019	December 30, 2018
	(In thousands)
Balance Sheet Data:
Current assets	$45,427	$25,865
Long-term assets	49,361	51,176
Current liabilities	31,564	9,635
Long-term liabilities	$481	$877

NOTE 8. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 30, 2018:

	June 30, 2019			December 30, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$238,331	$—	$238,331	$171,777	$—	$171,777
Other current assets:
Certificates of deposit	—	870	870	—	870	870
Total cash equivalents other current assets	238,331	870	239,201	171,777	870	172,647
Employee deferred compensation plan assets	16,743	28,268	45,011	18,648	25,749	44,397
Interest rate swap	—	—	—	—	2,548	2,548
Foreign exchange forward contracts	—	1,618	1,618	—	2,362	2,362
Total financial assets	$255,074	$30,756	$285,830	$190,425	$31,529	$221,954
Financial Liabilities
Foreign exchange forward contracts	—	902	902	—	1,621	1,621
Interest rate swap	—	14,878	14,878	—	4,051	4,051
Total financial liabilities	$—	$15,780	$15,780	$—	$5,672	$5,672

The Company did not have any material assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2019 and December 30, 2018.

Valuation Techniques:
There have been no changes to the valuation techniques used to measure the fair value of the Company's assets and liabilities. For a description of the valuation techniques, refer to Note 8 (Fair Value Measurements) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2018.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of the Company’s assets, including intangible assets, goodwill and assets held for sale, are measured at fair value on a nonrecurring basis using Level 3 inputs if impairment is indicated.

Fair Value of Long-Term Debt
As of June 30, 2019, the carrying value of the Company's senior secured credit facility was $442.1 million (See Note 11). The carrying value of the Company's senior secured credit facility approximates its fair value since it bears an interest rate that is comparable to rates on similar credit facilities and is determined using Level 2 inputs.
The Company's 2% Exchangeable Senior Notes due 2020 assumed as part of the Company's merger with Spansion Inc. ("Spansion") are traded in the secondary market for debt instruments and are categorized as Level 2 inputs. The principal and the estimated fair value of the principal of these notes as of June 30, 2019 were $12.0 million and $55.0 million, respectively. The principal and the estimated fair value of the principal of these notes as of December 30, 2018 were $12.0 million and $30.9 million, respectively. See Note 11 for further details.
The Company’s 4.5% Convertible Senior Notes due 2022 are traded in the secondary market for debt instruments and the fair value is determined using Level 2 inputs. The principal and the estimated fair value of the principal of these notes as of June 30, 2019 were $287.5 million and $482.5 million, respectively. The principal and the estimated fair value of the principal of these notes as of December 30, 2018 were $287.5 million and $336.6 million, respectively. See Note 11 for further details.

The Company's 2% Convertible Senior Notes due 2023 are traded in the secondary market and the fair value is determined using Level 2 inputs. The principal and the estimated fair value of the principal of these notes as of June 30, 2019 were $150.0 million and $177.3 million, respectively. The principal and the estimated fair value of the principal of these notes as of December 30, 2018 were $150.0 million and $140.6 million, respectively. See Note 11 for further details.

NOTE 9. RESTRUCTURING

Since 2016, the Company has launched certain long-term strategic corporate transformation initiatives which required restructuring activities to streamline internal processes and redeploy personnel and resources as discussed below:

2019 Restructuring Plan
In the second quarter of fiscal 2019, the Company began implementation of a reduction in workforce (the "2019 Plan") which resulted in the elimination of approximately 90 positions across various functions. The 2019 Plan is not expected to result in reduction of overall costs as the savings from the positions eliminated will be redeployed. The restructuring cost of $3.0 million recorded during the three and six months ended June 30, 2019, consists of personnel costs. The Company anticipates the remaining restructuring accrual balance of $1.9 million will be paid out in cash through the remainder of fiscal 2019.

2018 Restructuring Plan
In fiscal 2018, the Company began implementation of a reduction in workforce (the "2018 Plan") which resulted in the elimination of approximately 130 positions across various functions. The remaining restructuring accrual related to the 2018 plan is expected to be settled through the remainder of fiscal 2019.

2017 Restructuring Plan
In December 2017, the Company began implementation of a reduction in workforce (the "2017 Plan") which resulted in the elimination of approximately 80 positions worldwide across various functions. The restructuring activities under this plan were completed and the related accrual was fully settled in the first quarter of fiscal 2019.

Spansion Integration-Related Restructuring Plan ("Spansion Integration Plan")
In March 2015, the Company began implementation of cost reduction and restructuring activities in connection with its merger with Spansion. The restructuring activities under this plan were completed and the related accrual was fully settled in the first quarter of fiscal 2019.

Summary of Restructuring Costs
The following table summarizes the restructuring charges recorded in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Personnel and other costs	$3,021	$1,239	$3,117	$5,335
Total restructuring costs	$3,021	$1,239	$3,117	$5,335

The following table summarizes the restructuring costs by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Cost of goods sold	$1,018	$1,589	$1,018	$3,476
Research and development	1,362	33	1,362	326
Selling, general and administrative	641	(383)	737	1,533
Total restructuring costs	$3,021	$1,239	$3,117	$5,335

Roll-Forward of the Restructuring Reserves
Restructuring activity under the Company's restructuring plans was as follows:

		(In thousands)
	2019 Plan	2018 Plan	2017 Plan	Spansion Integration Plan	Total
Accrued restructuring balance as of December 30, 2018	$—	$248	$30	$14,258	$14,536
Provision	3,021	7	—	89	3,117
Cash payments and other adjustments	(1,152)	(144)	(30)	(14,347)	(15,673)
Accrued restructuring balance as of June 30, 2019	$1,869	$111	$—	$—	$1,980
Current portion of the restructuring accrual	$1,869	$111	$—	$—	$1,980

NOTE 10. EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Cost of revenues	$2,817	$3,985	$5,501	$7,569
Research and development	12,304	13,801	18,984	20,514
Selling, general and administrative	15,359	16,122	26,390	24,283
Total stock-based compensation expense	$30,480	$33,908	$50,875	$52,366

As of June 30, 2019 and December 30, 2018, stock-based compensation capitalized in inventory was $5.6 million and $2.5 million, respectively.
The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs")	$28,843	$31,772	$47,481	$49,021
Employee Stock Purchase Plan (“ESPP”) and stock option	1,637	2,136	3,394	3,345
Total stock-based compensation expense	$30,480	$33,908	$50,875	$52,366

The following table summarizes the unrecognized stock-based compensation balance, by type of award as of June 30, 2019:

		Weighted- Average Amortization Period
	(In thousands)	(In years)
RSUs and PSUs	$101,239	1.48
Total unrecognized stock-based compensation expense	$101,239	1.48

Equity Incentive Programs

As of June 30, 2019, approximately 29.6 million stock options, or 15.9 million RSUs and PSUs, were available for grant as stock-based awards under the 2013 Stock Plan, the 2010 Equity Incentive Award Plan and the 2012 Incentive Award Plan.

Pursuant to the Merger Agreement, if the proposed Merger with Infineon is completed, each RSU, PSU, and employee or director stock option outstanding at the closing will be cancelled and converted into a right to receive an amount of cash specified in the Merger Agreement (without interest and subject to any applicable tax withholding). Such cash amounts will be payable promptly after the closing in respect of 100% of stock options (whether vested or unvested), 100% of director RSUs, and 50% of most other RSUs outstanding at the closing. Cash amounts for the remaining RSUs and all PSUs outstanding at the closing will generally be payable, subject to continued employment with the surviving corporation, according to the Cypress award’s original vesting schedule (subject to acceleration in certain circumstances). These provisions from the Merger Agreement did not have any impact on the Company's condensed consolidated financial statements for the three and six months ended June 30, 2019.

In addition, the Merger Agreement provides that no new offering periods under the ESPP will commence during the period between the date of the Merger Agreement and the Effective Time and the ESPP will terminate as of immediately prior to the Effective Time. Accordingly, the Company suspended the ESPP for all participants following the June 28, 2019, share purchase. Refer to Note 2 (Merger Agreement) for further details about the proposed Merger.

Stock Options
The following table summarizes the Company's stock option activities:

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
	(In thousands, except per-share amounts)		(In years)	($ in millions)
Options outstanding as of December 30, 2018	2,639	$11.75
Exercised	(379)	$8.14
Forfeited or expired	(66)	$21.59
Options outstanding as of March 31, 2019	2,194	$12.07	1.94	$7.3
Exercised	(459)	$12.47
Forfeited or expired	(18)	$20.18
Options outstanding as of June 30, 2019	1,717	$11.88	1.74	$17.8
Options exercisable as of June 30, 2019	1,715	$11.88	1.74	$17.8

No options were granted during the three or six months ended June 30, 2019 and July 1, 2018.

RSUs and PSUs
The following table summarizes the Company's RSU and PSU activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of December 30, 2018	10,175	$14.42
Granted	6,026	15.08
Released	(2,437)	14.38
Forfeited	(172)	12.80
Balance as of March 31, 2019	13,592	$14.64
Granted	323	16.65
Released	(1,330)	14.11
Forfeited	(225)	13.50
Balance as of June 30, 2019	12,360	14.26

2019 Long-Term Incentive Program

During the first quarter of 2019, the Compensation Committee of the Company's Board of Directors approved the issuance of service-based and performance-based restricted stock units under the Company's Long-Term Incentive Program ("LTIP") to certain employees. The performance goals for the performance-based 2019 LTIP grants relate to non-GAAP operating margin and customer experience plan milestones for fiscal 2019 and include a multiplier based on the Company's total stockholder return relative to an index.

Dividend
On May 6, 2019, the Company's Board of Directors approved a cash dividend of $0.11 per share payable to holders of record of its common stock at the close of the business day on June 27, 2019. This cash dividend was paid on July 18, 2019 and totaled $40.3 million which was accrued for and shown as "Dividends payable" on the Condensed Consolidated Balance Sheets as of June 30, 2019.

On August 2, 2019, the Company's Board of Directors approved a cash dividend of $0.11 per share payable to holders of record of its common stock at the close of the business day on September 26, 2019. The Company expects to pay the cash dividend in October 2019.

NOTE 11. DEBT

Total debt, including finance lease obligations, is comprised of the following as of June 30, 2019 and December 30, 2018:

	June 30, 2019	December 30, 2018
	(In thousands)
Current portion of long-term debt
Senior Secured Credit Facility: Term Loan B	$6,314	$5,051
Finance lease obligations	1,820	1,892
Current portion of long-term debt	8,134	6,943
Revolving credit facility and long-term portion of debt
Senior Secured Credit Facility: Term Loan B	435,794	462,868
2% Exchangeable Senior Notes due 2020	11,603	11,438
4.5% Convertible Senior Notes due 2022	261,785	256,726
2% Convertible Senior Notes due 2023	136,878	135,057
Finance lease obligations	8,244	8,146
Credit facility, finance lease obligations, and long-term debt	854,304	874,235
Total debt	$862,438	$881,178

As of June 30, 2019, the Company was in compliance with all of the financial covenants under all of its debt facilities.

Senior Secured Credit Facility: Revolving Credit Facility and Term Loan B
On March 18, 2019, the Company repaid $25.0 million of the outstanding Term Loan B principal in addition to the scheduled quarterly principal payment of $1.3 million. The Company paid the scheduled quarterly principal payment of $1.3 million during the second quarter of fiscal 2019.

Interest expense related to the contractual interest expense, the amortization of the debt issuance costs and the amortization of debt discounts was $6.6 million and $13.5 million during the three and six months ended June 30, 2019. Interest expense related to the contractual interest expense, the amortization of the debt issuance costs and the amortization of debt discounts was $7.6 million and $18.9 million during the three and six months ended July 1, 2018, respectively.

As of June 30, 2019 and December 30, 2018, the aggregate principal amount of borrowings outstanding under the Credit Facility, all of which related to Term Loan B, were $448.8 million and $476.3 million, respectively.

Subject to the terms and conditions set forth in the Merger Agreement discussed in Note 2, at the Effective Time of the Merger, the acquisition will trigger the change of control provision of the Term Loan B arrangement causing the debt to become payable immediately.

On July 31, 2019, the Company amended its existing Revolving Credit Facility thereby increasing the available amount from $540 million to $700 million and extending its maturity from March 12, 2020 to January 31, 2021. The Company may, at its sole discretion, extend the maturity for another six months to July 31, 2021. The financial covenants were amended to increase the maximum total leverage ratio from 3.75 to 4.0. Subject to the terms and conditions set forth in the amended Revolving Credit Facility, at the Effective Time of the Merger, the Merger will trigger the change of control provision of the Revolving Credit Facility causing the debt to become payable immediately. The Company borrowed $447 million under the amended Revolving Credit Facility and repaid the entire outstanding Term Loan B principal balance of approximately $448 million as of July 31, 2019, resulting in extinguishment of Term Loan B, which was scheduled to mature on July 5, 2021.

2% Exchangeable Senior Notes due 2020
Pursuant to the merger with Spansion, Cypress assumed Spansion's 2% Exchangeable Senior Notes due 2020 (the "Spansion Notes"). The Spansion Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company. The Spansion Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2% per year payable semi-annually in arrears on March 1 and September 1. The Spansion Notes may be due and payable immediately upon certain events of default.

As of June 30, 2019, the Spansion Notes are exchangeable for 206.3879 shares of common stock per $1,000 principal amount of Spansion Notes (equivalent to an exchange price of approximately $4.85 per share) subject to adjustment upon the occurrence of certain events, including dividends, anti-dilutive issuances and, in certain circumstances, a make-whole adjustment upon a fundamental change. Pursuant to the terms of the indenture governing the Spansion Notes (as amended, the "Spansion Notes Indenture"), a "fundamental change" includes a change in control, a liquidation, consolidation, or merger of the Company or a delisting of the Company’s common stock. Pursuant to the terms of the Spansion Notes Indenture, a fundamental change will not be deemed to have occurred in the case of a person or group becoming the beneficial owner, directly or indirectly, of more than 50% of the Company’s common stock or in the case of a liquidation, consolidation or merger of the Company if, in either case, 90% of the consideration paid in such transaction consists of shares of common equity traded on The New York Stock Exchange or Nasdaq. (See "—Effect of Proposed Merger on the Notes," below)

Prior to June 1, 2020, the Spansion Notes are exchangeable only under certain specified circumstances as described in the Spansion Notes Indenture. One such circumstance is that the Spansion Notes will be exchangeable during any fiscal quarter (and only during such fiscal quarter), if the closing sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than 130% of the exchange price on each applicable trading day. Such condition was met as of the last trading day of the Company's fiscal quarter ended June 30, 2019 and, accordingly, the Spansion Notes will be exchangeable at the option of their holders during the Company's fiscal quarter ending September 29, 2019.

The Spansion Notes consisted of the following as of June 30, 2019 and December 30, 2018 (in thousands):

	June 30, 2019	December 30, 2018
Equity component	$22,971	$22,971
Liability component:
Principal	11,990	11,990
Less debt discount and debt issuance costs, net	(387)	(552)
Net carrying amount	$11,603	$11,438

The following table summarizes the components of the total interest expenses on the Spansion Notes recognized during the three and six months ended June 30, 2019 and July 1, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Contractual interest expense at 2% per annum	$61	$61	$121	$121
Accretion of debt discount	82	82	165	164
Total	$143	$143	$286	$285

 4.5% Convertible Senior Notes due 2022
On June 23, 2016, the Company issued, at face value, $287.5 million of 4.5% Convertible Senior Notes due 2022 (the "2022 Notes") in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended.

The 2022 Notes are convertible at an initial conversion rate of 74.1372 shares of common stock per $1,000 principal amount of 2022 Notes (equivalent to an initial conversion price of approximately $13.49 per share) subject to adjustment upon the occurrence of certain events, including anti-dilutive issuances and, in certain circumstances, a make-whole adjustment upon a fundamental change. Pursuant to the terms of the indenture governing the 2022 Notes (the "2022 Notes Indenture"), a fundamental change includes a change in control, liquidation, consolidation, or merger of the Company or a delisting of the Company's stock, (see "—Effect of Proposed Merger on the Notes," below).

Prior to October 15, 2021, the 2022 Notes are convertible only under certain specified circumstances as described in the 2022 Notes Indenture. One such circumstance is that the 2022 Notes will be convertible during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to130% of the conversion price on each applicable trading day. Such condition was met as of the last trading day of the Company's fiscal quarter ended June 30, 2019 and, accordingly, the 2022 Notes will be convertible at the option of their holders during the Company's fiscal quarter ending September 29, 2019.

The 2022 Notes consisted of the following as of June 30, 2019 and December 30, 2018 (in thousands):

	June 30, 2019	December 30, 2018
Equity component	$47,686	$47,686
Liability component:
Principal	287,500	287,500
Less debt discount and debt issuance costs, net	(25,715)	(30,774)
Net carrying amount	$261,785	$256,726

The following table includes total interest expense related to the 2022 Notes recognized during the three and six months ended June 30, 2019 and July 1, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Contractual interest expense	$3,198	$3,234	$6,469	$6,469
Amortization of debt issuance costs	317	320	641	641
Accretion of debt discount	2,184	2,209	4,418	4,418
Total	$5,699	$5,763	$11,528	$11,528

Capped Calls
In connection with the issuance of the 2022 Notes, the Company entered into capped call transactions with certain bank counterparties to reduce the risk of potential dilution of the Company’s common stock upon the conversion of the 2022 Notes. The capped call transactions have an initial strike price of approximately $13.49 and an initial cap price of approximately $15.27, in each case, subject to adjustment. The capped calls expire in January 2022.

2% Convertible Senior Notes due 2023
On November 6, 2017, the Company, issued at face value, $150.0 million of 2% Convertible Senior Notes due 2023 (the "2023 Notes") in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended.

The 2023 Notes are convertible at an initial conversion rate of 46.7099 shares of common stock per $1,000 principal amount of 2023 Notes (equivalent to an initial conversion price of approximately $21.41 per share) subject to adjustment upon the occurrence of certain events, including anti-dilutive issuances and, in certain circumstances, a make-whole adjustment upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock, and liquidation, consolidation, or merger of the Company (see "—Effect of Proposed Merger on the Notes," below). Prior to November 1, 2022, the 2023 Notes are convertible only under certain specified circumstances as described in the indenture under which the 2023 Notes were issued.

The 2023 Notes consisted of the following as of June 30, 2019 and December 30, 2018 (in thousands):

	June 30, 2019	December 30, 2018
Equity component	$15,028	$15,028
Liability component:
Principal	150,000	150,000
Less debt discount and debt issuance costs, net	(13,122)	(14,943)
Net carrying amount	$136,878	$135,057

The following table includes total interest expense related to the 2023 Notes recognized during the three and six months ended June 30, 2019 and July 1, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Contractual interest expense	$748	$748	$1,496	$1,496
Amortization of debt issuance costs	175	175	350	350
Accretion of debt discount	735	735	1,471	1,470
Total	$1,658	$1,658	$3,317	$3,316

For more information on the Spansion Notes, the 2022 Notes, and the 2023 Notes, see Note 15 (Debt) of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2018.

Effect of Proposed Merger on the Notes

If the proposed Merger is completed, each holder of Cypress's outstanding Spansion Notes, 2022 Notes or 2023 Notes will, pursuant to the terms of the applicable indenture governing such series of notes, be entitled to either (a) convert or exchange such holder's notes of the applicable series into a right to receive an amount in cash for each $1,000 principal amount of notes held by that holder equal to the per share merger consideration of $23.85 (without interest) multiplied by the applicable exchange rate or conversion rate, as applicable (subject to certain make-whole adjustments), in effect on the applicable exchange date or conversion date, as applicable for the relevant series of notes or (b) require the surviving corporation to repurchase that holder's exchangeable notes (or any portion of principal amount thereof that is equal to $1,000 or an integral multiple of $1,000 in excess thereof) of the applicable series for cash on a date specified by the surviving corporation in accordance with the applicable indenture at the applicable Fundamental Change Repurchase Price (as defined in the applicable indenture). Alternatively, holders of Cypress's outstanding exchangeable or convertible notes, as applicable, can continue to hold such notes, which, following the Merger's Effective Time, will be convertible or exchangeable only into cash as described above.

Future Debt Payments
The future scheduled principal payments for the Company's outstanding debt as of June 30, 2019, were as follows (in thousands):

Fiscal Year	Total
2019 (remaining six months)	$2,525
2020	17,041
2021	441,209
2022	287,500
2023	150,000
Total (excluding finance leases)	$898,275
Finance lease liabilities	10,064
Total debt	$908,339

NOTE 12. LEASES
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

Supplemental balance sheet information related to leases was as follows (in thousands):

As of
June 30, 2019
Finance Leases
Property and equipment, at cost	$9,583
Accumulated depreciation	(1,049)
Property and equipment, net	$8,534

Finance leases included in current portion of long-term debt	$1,820
Finance leases included in revolving credit facility and long-term portion of debt	8,244
Total finance lease liabilities	$10,064

Operating Leases
Operating lease right-of-use assets	$47,612
Operating leases included in other current liabilities	12,735
Operating leases included in other long-term liabilities	37,475
Total operating lease liabilities	$50,210

The component of lease costs was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019
Lease cost
Finance lease cost
Amortization of right-of-use assets	$413	$826
Interest on lease liabilities	98	200
Operating lease cost	3,930	7,300
Short term lease cost	150	488
Variable lease cost	390	949
Total lease cost	$4,981	$9,763

Other information related to leases were as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$199
Operating cash flows from operating leases	$7,267
Financing cash flows from finance leases	$831

Weighted-average remaining lease term:	As of June 30, 2019
Finance leases	5.42
Operating leases	5.51
Weighted-average discount rate:
Finance leases	3.98%
Operating leases	6.81%

As of June 30, 2019, the maturities of the Company's lease liabilities are as follows:

	Operating lease liabilities	Finance lease liabilities
Fiscal Year	(In thousands)
2019 (remaining six months)	$7,936	$1,121
2020	15,758	2,177
2021	8,060	2,189
2022	6,122	2,191
2023	4,861	2,068
Thereafter	18,876	1,437
Total undiscounted future cash flows	$61,613	$11,183
Less: Imputed interest	$11,403	$1,119
Present value of undiscounted future cash flows	$50,210	$10,064

Presentation on statement of financial position
Current	$12,735	$1,820
Non-current	$37,475	$8,244

As of December 30, 2018, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2019	$29,315
2020	12,860
2021	8,176
2022	6,241
2023	2,476
Thereafter	3,808
Total	$62,876

NOTE 13. COMMITMENTS AND CONTINGENCIES

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
The following table presents the Company's warranty reserve activities:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Beginning balance	$3,555	$4,445	$3,982	$4,445
Settlements made	(631)	(1,029)	(2,385)	(2,978)
Provisions	631	1,029	1,958	2,978
Ending balance	$3,555	$4,445	$3,555	$4,445

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

Following the public announcement of the Merger Agreement, purported stockholders of the Company filed nine lawsuits against the Company and the members of our Board of Directors: Wang v. Cypress Semiconductor Corp. et al., 19-cv-03855 (N.D. Cal., filed July 3, 2019); Wheby v. Cypress Semiconductor Corp. et al., 19-cv-01267 (D. Del., filed July 8, 2019); Baxter v. Cypress Semiconductor Corp. et al., 19-cv-03944 (N.D. Cal., filed July 9, 2019); Salpeter-Levy v. Cypress Semiconductor Corp. et al., 19-cv-06369 (S.D.N.Y., filed July 10, 2019); Jeweltex Mfg. Inc. Ret. Plan v. Cypress Semiconductor Corp. et al., 19-cv-03978 (N.D. Cal., filed July 11, 2019); Hatt v. Cypress Semiconductor Corp. et al., 19-cv-15400 (D.N.J., filed July 15, 2019); Starosciak v. Cypress Semiconductor Corporation et al., 19-cv-01315 (D. Del., filed on July 16, 2019); Fredericks v. Cypress Semiconductor Corporation et al., 19-cv-04139 (N.D. Cal., filed on July 18, 2019); and Nozawa v. Cypress Semiconductor Corporation et al., 19-cv-06821 (S.D.N.Y., filed on July 23, 2019).  Wheby, Baxter and Nozawa are purported class actions and eight complaints contend, among other things, that the Company’s preliminary proxy statement on Schedule 14A, filed July 2, 2019, misstates or fails to disclose certain allegedly material information in violation of federal securities laws (Fredericks alleges similar theories based on the Company’s definitive proxy statement on Schedule 14A, filed July 16, 2019).  Each seeks equitable relief, including seeking an injunction of the merger, among other remedies.  Although we cannot predict the ultimate outcome of these cases with certainty, the Company believes that these lawsuits are without merit and intends to defend against them vigorously.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of June 30, 2019 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

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
It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments the Company has made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations. As of June 30, 2019, management believes that if the Company were to incur a loss (in excess of amounts already recognized) in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, though there can be no assurance in this regard.

NOTE 14. FOREIGN CURRENCY AND INTEREST RATE DERIVATIVES

The Company enters into multiple foreign exchange forward contracts to hedge certain foreign currency risk resulting from fluctuations in Japanese yen (¥) and Euro (€) exchange rates. In addition, the Company entered into fixed-for-floating interest rate forward swap agreements and has designated these swaps as hedging instruments. The Company does not enter into derivative securities for speculative purposes. The Company’s hedging policy is designed to mitigate the impact of foreign currency exchange rate fluctuations on its operating results. Some foreign currency forward contracts are considered to be economic hedges that were not designated as hedging instruments while others were designated as cash flow hedges. Whether designated or undesignated as cash flow hedges or not, these forward contracts protect the Company against the variability of forecasted foreign currency cash flows resulting from revenues, expenses and net asset or liability positions designated in currencies other than the U.S. dollar. The maximum original duration of any contract allowable under the Company’s hedging policy is thirteen months for foreign currency hedging contracts.

Cash Flow Hedges
The Company enters into cash flow hedges to protect non-functional currency inventory purchases and certain other operational expenses, in addition to its ongoing program of cash flow hedges to protect its non-functional currency revenues against variability in cash flows due to foreign currency fluctuations. The Company’s foreign currency forward contracts that were designated as cash flow hedges generally have maturities between three and thirteen months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a monthly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. Prior to the second quarter of 2018, interest charges or "forward points" on the forward contracts were excluded from the assessment of hedge effectiveness and were recorded in interest and other income, net in the Condensed Consolidated Statements of Operations. Commencing in the second quarter of 2018, interest charges or "forward points" on newly entered forward contracts are included in the assessment of hedge effectiveness, and are recorded in the underlying hedged items in the Condensed Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or costs, depending on the risk hedged. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net in its Condensed Consolidated Statements of Operations at that time. For the six months ended June 30, 2019 and July 1, 2018, the Company had a loss of $10.5 thousand and $0.5 million, which was related to cash flow hedges, recorded in other comprehensive income (loss), respectively.

The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in other income, net in its Condensed Consolidated Statements of Operations.

Designated Hedges
Total notional amounts of net outstanding contracts were as summarized below:

Buy / Sell	June 30, 2019	December 30, 2018
(In millions)
U.S. dollar / Japanese Yen	$43.9 / ¥4,710	$44.5 / ¥4,850
Japanese Yen / U.S. dollar	¥8,617 / $80.0	¥10,827 / $98.8

Non-designated hedges
Total notional amounts of net outstanding contracts were as summarized below:

Buy / Sell	June 30, 2019	December 30, 2018
(In millions)
EUR / U.S. dollar	€1.4 / $1.6	$9.1 / €8.0
U.S. dollar / Japanese Yen	$14.5 / ¥1,570	$13.2 / ¥1,430
Japanese Yen / U.S. dollar	¥3,800 / $34.9	¥4,210 / $38.0

In December 2017, the Company entered into fixed-for-floating interest rate forward swap agreements starting April 2018 with two counterparties to swap future variable interest payments on certain debt for fixed interest payments; these agreements will expire in July 2021. The objective of the swaps was to effectively fix the interest rate at current levels without having to refinance the outstanding term loan, thereby avoiding the incurrence of transaction costs. The aggregate notional amount of these interest rate swaps is $300 million. The interest rate on the variable debt was fixed in December 2017 and became effective in April 2018.

On January 3, 2018, the Company evaluated the hedge effectiveness of the interest rate swaps and designated these swaps as hedging instruments. Upon designation as cash flow hedge instruments, future changes in fair value of these swaps are recognized in accumulated other comprehensive income (loss).

In October 2018, the Company entered into fixed-for-floating interest rate forward swap agreements starting in July 2021 with two counterparties to swap future variable interest payments on existing debt for fixed interest payments; these agreements will expire in December 2024. The objective of the swaps was to effectively fix the future interest rate at the level currently available to avoid the uncertainty in financing cost for a portion of debt due to future interest rate fluctuations. The aggregate notional amount of these interest rate swaps is $300 million. The Company has evaluated the hedge effectiveness of the interest rate swaps and has designated these swaps as cash flow hedges of the debt with future changes in fair value of these swaps to be recognized in accumulated other comprehensive income (loss).

For the six months ended June 30, 2019 and July 1, 2018, the Company had a loss of $15.0 million and a gain of $4.7 million, which were related to these interest rate swaps, recorded in other comprehensive income, respectively.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 was as follows:

	Three Months Ended				Six Months Ended
	June 30, 2019
	(In thousands)
	Revenue	Cost of Goods Sold	Operating Expenses	Interest Expense	Revenue	Cost of Goods Sold	Operating Expenses	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value and cash flow hedges are recorded	532,221	333,463	185,272	12,311	1,071,225	670,058	355,865	25,889

Gain or (loss) on cash flow hedge relationships in Subtopic ASC 815-20:
Interest rate contracts
Amount of gain or (loss) reclassified from AOCI into income	—	—	—	315	—	—	—	729
Foreign exchange contracts
Amount of gain or (loss) reclassified from AOCI into income	395	(464)	(90)	—	568	(591)	(48)	—

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 30, 2018 were as follows:

	June 30, 2019		December 30, 2018
Balance Sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(In thousands)
Other Current Assets
Derivative Asset	$1,089	$529	$2,767	$725
Non-Current Assets
Derivative Asset	$—	$—	$1,419	$—
Other Current Liabilities
Derivative Liability	$1,523	$231	$1,210	$411
Non-Current Liabilities
Derivative Liability	$14,026	$—	$4,051	$—

NOTE 15. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands, except per-share amounts)
Net (loss) income attributable to Cypress	$(12,729)	$27,706	$6,985	$36,784
Weighted-average common shares	365,600	358,577	364,842	356,123
Weighted-average diluted shares	365,600	371,967	377,195	370,402
Net (loss) income per share—basic	$(0.03)	$0.08	$0.02	$0.10
Net (loss) income per share—diluted	$(0.03)	$0.07	$0.02	$0.10

For the three months ended June 30, 2019 and July 1, 2018, approximately 23.1 million and 2.9 million weighted average potentially dilutive shares underlying outstanding stock-based awards and convertible debt, respectively, were excluded in the computation of diluted net (loss) income per share because their effect would have been anti-dilutive. For the six months ended June 30, 2019 and July 1, 2018, approximately 3.6 million and 2.6 million weighted average potentially dilutive shares underlying outstanding stock-based awards and convertible debt, respectively, were excluded in the computation of diluted net (loss) income per share because their effect would have been anti-dilutive.

NOTE 16. INCOME TAXES

The Company's income tax benefit / (expense) was $18.2 million and $(5.2) million for the three months ended June 30, 2019 and July 1, 2018, respectively. The Company's income tax benefit / (expense) was $18.9 million and $(10.2) million for the six months ended June 30, 2019 and July 1, 2018, respectively. The income tax benefit for the three and six months ended June 30, 2019 was primarily due to losses from continuing operations with a net discrete benefit during the period. Income tax expense for the three and six months ended July 1, 2018 was primarily attributable to non-U.S. taxes associated with the Company's non-U.S. operations.

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. We regularly assess our valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. We consider all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. During the fourth quarter of 2018, the Company emerged from a cumulative loss position over the previous three years. The cumulative three-year pre-tax income is considered positive evidence which is objective and verifiable and thus received significant weighting. The continued pattern of income before tax, recent global restructuring executed in fiscal 2018 and projected future operating income in the U.S. was additional positive evidence. As a result, the Company released $343.3 million of the valuation allowance attributable to certain U.S. deferred tax assets during 2018. Based on management’s assessment of the realizability of deferred tax assets, there was no change to the previously recorded valuation allowances during the three months ended June 30, 2019.

Unrecognized Tax Benefits
Gross unrecognized tax benefits were $123.9 million and $121.9 million as of June 30, 2019 and December 30, 2018, respectively. As of June 30, 2019, and December 30, 2018, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate totaled $63.7 million and $65.8 million, respectively.
Management believes events that could occur in the next 12 months and cause a change in unrecognized tax benefits include, but are not limited to, the following:
•completion of examinations by the U.S. or foreign taxing authorities; and
•expiration of statutes of limitations on the Company's tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Given the uncertainty in the development of ongoing tax examinations and tax correspondence with taxing authorities, it is possible that the Company’s balance of gross unrecognized tax benefits could materially change in the next 12 months. As a result, the Company is unable to estimate the full range of possible adjustments to this balance.

Classification of Interest and Penalties
The Company's policy is to classify interest expense and penalties, if any, as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of June 30, 2019 and December 30, 2018, the amounts of accrued interest and penalties totaled $13.5 million and $13.0 million, respectively.

NOTE 17. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION

Segment Information
The Company designs, develops, manufactures and markets a broad range of solutions for embedded systems from the IoT, automotive, industrial, consumer electronics, and medical areas.
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM"), or decision-making group, in making decisions on how to allocate resources and assess performance. The CODM is considered to be the Chief Executive Officer.
The Company's segments are MCD (Microcontroller and Connectivity Division) and MPD (Memory Products Division).
Income Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
MCD	$31,606	$36,087	$48,354	$49,571
MPD	67,766	92,091	155,800	181,929
Unallocated items:
Stock-based compensation expense	(30,480)	(33,908)	(50,875)	(52,366)
Restructuring charges	(3,021)	(1,239)	(3,117)	(5,335)
Amortization of intangible assets and other	(51,597)	(53,793)	(104,124)	(108,381)
Merger-related expenses	(8,409)	—	(8,409)	—
Impairment of assets held for sale	—	—	(3,532)	—
Changes related to debt extinguishment	—	—	—	630
Changes in value of deferred compensation plan	(244)	(18)	(843)	(435)
Gain on sale of cost method investment	—	1,521	—	1,521
Other adjustments	(4,138)	(4,038)	(9,198)	(12,823)
Income from operations before income taxes	$1,483	$36,703	$24,056	$54,311

The Company does not allocate stock-based compensation, changes in value of deferred compensation plan, restructuring charges, merger-related expenses, amortization of intangible assets and certain other expenses to its segments.

Geographical Information
Property, plant and equipment, net, excluding finance leases, by geographic locations were as follows:

	As of
	June 30, 2019	December 30, 2018
	(In thousands)
United States	$154,427	$173,973
Philippines	36,179	33,413
Thailand	32,512	34,581
Japan	11,065	11,251
Other	26,006	29,768
Total property, plant and equipment (excluding finance leases), net	$260,189	$282,986

The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the Company’s CODM does not review asset information on a segment basis.

Customer Information
Outstanding accounts receivable from two of the Company's distributors accounted for 17.5% and 13.1% of its consolidated accounts receivable as of June 30, 2019. Outstanding accounts receivable from one of the Company's distributors accounted for 25.0% of its consolidated accounts receivable as of December 30, 2018.
Revenue from sales to two of the Company's distributors accounted for 17.6% and 16.4% of its consolidated revenues for the three months ended June 30, 2019. Revenue from sales to two of the Company's distributors accounted for 17.2% and 15.9% of its consolidated revenues for the six months ended June 30, 2019. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months or six months ended June 30, 2019.
Revenue from sales to two of the Company’s distributors accounted for 18.9% and 12.7% of its consolidated revenues for the three months ended July 1, 2018. Revenue from sales to two of the Company’s distributors accounted for 19.1% and 13.1% of its consolidated revenues for the six months ended July 1, 2018. No other distributors or customers accounted for 10% or more of the Company's consolidated revenues for the three months or six months ended July 1, 2018.

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Accumulated net unrealized income (loss) on cash flow hedges and other	Accumulated unrecognized gain (loss) on the Defined Benefit Plan	Accumulated other comprehensive income (loss)
Balance as of December 30, 2018	$(763)	$2,592	$1,829
Other comprehensive income (loss) before reclassification	(5,938)	—	(5,938)
Amounts reclassified to operating income	(502)	—	(502)
Net unrealized gain (loss) on the defined benefit plan	—	(13)	(13)
Balance as of March 31, 2019	$(7,203)	$2,579	$(4,624)
Other comprehensive income (loss) before reclassification	$(6,963)	$—	$(6,963)
Amounts reclassified to operating income	(156)	—	(156)
Net unrealized gain (loss) on the defined benefit plan	—	(928)	(928)
Balance as of June 30, 2019	$(14,322)	$1,651	$(12,671)

NOTE 19. RELATED PARTY TRANSACTIONS

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

For the indicated periods, the following table presents information on the Company's transactions with such entities occurring at a time when the other entity was a related party of the Company:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Total revenues	$3,525	$8,679	$3,646	$11,955
Total purchases	$2,763	$21,257	$4,764	$37,346

As of June 30, 2019, and July 1, 2018, amounts due from these parties totaled $13.4 million and $2.4 million, respectively, and amounts due to these parties totaled $2.2 million and $6.5 million, respectively.

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

Overview

Cypress manufactures and sells advanced embedded system solutions for IoT, automotive, industrial, and consumer applications. Cypress' microcontrollers, analog ICs, wireless and wired connectivity solutions and memories help engineers design differentiated products and help with speed to market. Cypress is committed to providing customers with quality support and engineering resources.

Proposed Merger

Refer to Note 2 (Merger Agreement) of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for a description of our pending acquisition by Infineon Technologies AG ("Infineon").

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

Business Strategy

Refer to Part I, Item 1 (Business) in our Annual Report on Form 10-K for the year ended December 30, 2018 for a discussion of our strategies.
As we continue to implement our strategies, there are many internal and external factors that could impact our ability to meet any or all of our objectives. Some of these factors are discussed in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the year ended December 30, 2018 as well as in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q.

Results of Operations

Revenues
Our total revenue decreased by $91.9 million, or 14.7%, to $532.2 million in the three months ended June 30, 2019 compared to the same period in the prior year. Revenue from the NAND flash business which was divested on April 1, 2019 was $49.5 million in the three months ended July 1, 2018. Excluding the impact of the NAND flash business divestiture, our total revenues decreased by $42.4 million, or 7.4%, to $532.2 million for the three months ended June 30, 2019 compared to the same period in the prior year. The decrease was primarily due to demand softening across our NOR flash, microcontroller and wireless connectivity businesses.

Our total revenues decreased by $135.1 million, or 11.2%, to $1,071.2 million in the six months ended June 30, 2019 compared to the same period in the prior year. The decrease was attributable in part to the divestiture of our NAND flash business, which was completed on April 1, 2019. Revenue from the NAND flash business decreased by $63.4 million to $31.1 million in the six months ended June 30, 2019 compared to the same period in the prior year. The remainder of the decrease was primarily due to demand softening across our NOR flash, microcontroller and wireless connectivity businesses.
The following table summarizes our consolidated revenues by segment:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Microcontroller and Connectivity Division ("MCD")	$354,225	$368,526	$664,615	$705,236
Memory Products Division ("MPD")	177,996	255,564	406,610	501,095
Total revenues	$532,221	$624,090	$1,071,225	$1,206,331

Microcontroller and Connectivity Division:
Revenues recorded by MCD decreased by $14.3 million, or 3.9%, in the three months ended June 30, 2019 compared to the same prior year period. The decrease was primarily due to a decline in demand for microcontroller and wireless connectivity products.

Revenues recorded by MCD decreased by $40.6 million, or 5.8%, in the six months ended June 30, 2019 compared to the same prior year period. The decrease was primarily due to a decline in demand for microcontroller and wireless connectivity products.

Memory Products Division:
Revenues recorded by MPD decreased by $77.6 million, or 30.4%, in the three months ended June 30, 2019 compared to the same prior year period. The decrease was primarily due to the divestiture of our NAND flash business, which was completed on April 1, 2019, and due to a decline in revenue from NOR flash products. Revenue from the divested NAND flash business was $49.5 million in the three months ended July 1, 2018.

Revenues recorded by MPD decreased by $94.5 million, or 18.9%, in the six months ended June 30, 2019 compared to the same prior year period. The decrease was primarily due to a decline in demand for NAND flash and NOR flash products, and the divestiture of our NAND flash business, which was completed on April 1, 2019. Revenue from the NAND flash business decreased by $63.4 million to $31.1 million in the six months ended June 30, 2019 compared to the same period in the prior year.

Gross Profit & Margin

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Revenues	$532,221	$624,090	$1,071,225	$1,206,331
Less: Cost of revenues	333,463	389,952	670,058	759,801
Gross profit	$198,758	$234,138	$401,167	$446,530
Gross margin (%)	37.3%	37.5%	37.4%	37.0%

Our gross margin decreased to 37.3% in the three months ended June 30, 2019 from 37.5% in the three months ended July 1, 2018. A primary driver was the decrease in revenue in the second quarter of fiscal 2019 compared to the same period a year ago causing an increase in amortization expense from intangible assets as a percentage of revenue. Amortization of intangible assets included in cost of revenue was $46.9 million or 8.8% of revenues in the second quarter of fiscal 2019 compared to $48.1 million or 7.7% of revenues in the second quarter of fiscal 2018. In addition, sale of inventory that was previously written off or written down decreased in the second quarter of fiscal 2019 compared to the same period a year ago. Gross margins in the second quarters of fiscal 2019 and 2018 benefited 0.7% and 1.2%, respectively, from the sale of previously reserved inventory. The above unfavorable items impacting gross margin were partially offset by certain items which improved gross margin recorded in the second quarter of fiscal 2019 compared to same period in 2018. These favorable items included a shift in the product mix towards higher density memory products, a decrease in sales of commoditized products, and a reduction in the cost of certain products.

Our gross margin improved to 37.4% in the six months ended June 30, 2019 from 37.0% in the six months ended July 1, 2018.
The primary drivers of the improvement in gross margin were a shift in the product mix towards higher density memory products, a decrease in sales of commoditized products, which was due in part to the divestiture of the NAND business effective the second quarter of fiscal 2019, and a reduction in the cost of certain products. This improvement was partially offset by a decrease in the sale of inventory that was previously written off or written down for the six months ended June 30, 2019 as compared to the same prior year period. Gross margins in the six months ended June 30, 2019 and July 1, 2018 benefited 0.7% and 1.2%, respectively, from the sale of previously reserved inventory. Included in cost of revenues are amortization of intangible assets of $93.8 million and $96.2 million for the six months ended June 30, 2019 and July 1, 2018, respectively.

Research and Development ("R&D") Expenses

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
R&D expenses	$93,639	$96,693	$182,245	$189,926
As a percentage of revenues	17.6%	15.5%	17.0%	15.7%

R&D expenses decreased by $3.1 million in the three months ended June 30, 2019 compared to the same period of the prior year. The decrease was mainly attributable to $5.2 million in lower labor costs due to decreases in variable compensation expenses and a $1.5 million decrease in stock-based compensation. These decreases were partially offset by a $1.3 million increase in restructuring charges, a $0.8 million increase in software expenses, and a $0.8 million increase in outside service provider costs.

R&D expenses decreased by $7.7 million in the six months ended June 30, 2019 compared to the same period of the prior year. The decrease was mainly attributable to $12.3 million in lower labor costs due to decreases in variable compensation expenses and a $1.5 million decrease in stock-based compensation. These decreases were partially offset by a $2.1 million increase in deferred compensation expenses, a $1.7 million increase in software expenses, a $1.6 million increase in outside service provider costs, and a $1.0 million increase in restructuring charges.

Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
SG&A expenses	$91,633	$86,599	$173,620	$169,996
As a percentage of revenues	17.2%	13.9%	16.2%	14.1%

SG&A expenses increased by $5.0 million in the three months ended June 30, 2019 compared to the same period of the prior year. The increase was mainly due to $8.4 million in merger-related expenses associated with our proposed merger with Infineon, and a $1.0 million increase in restructuring charges. These increases were partially offset by a $2.3 million decrease in third-party commission expenses, a $0.9 million decrease in professional fees, and a $0.8 million decrease in stock-based compensation expense.

SG&A expenses increased by $3.6 million in the six months ended June 30, 2019 compared to the same period of the prior year. The increase was mainly due to $8.4 million in merger-related expenses associated with our proposed merger with Infineon, a $2.1 million increase in stock-based compensation expense, and a $1.5 million increase primarily due to incremental loss related to adjustments in certain assets and transition services. These increases were partially offset by a $4.9 million decrease in third-party commission expenses, and a $3.3 million decrease in professional fees.

Income Taxes

Our income tax benefit / (expense) was $18.2 million and $(5.2) million for the three months ended June 30, 2019 and July 1, 2018, respectively. Our income tax benefit / (expense) was $18.9 million and $(10.2) million for the six months ended June 30, 2019 and July 1, 2018, respectively. The income tax benefit for the three and six months ended June 30, 2019 was primarily due to losses from continuing operations with a net discrete benefit during the period. Income tax expense for the three and six months ended July 1, 2018 was primarily attributable to non-U.S. taxes associated with the Company's non-U.S. operations.

Impairment of Equity-Method Investment in Deca Technologies, Inc.

In the second quarter of fiscal 2019, we recorded a $29.5 million impairment charge for the equity-method investment in Deca Technologies, Inc. ("Deca"). The carrying value of our investment in Deca was $28.6 million and $65.1 million as of June 30, 2019 and December 30, 2018, respectively. There continues to be a substantial risk that the carrying value of this investment may be further impaired in the future as described in Note 7 (Equity-Method Investments) of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report. Deca will likely need to secure additional funding to support its growth and cash needs. Failure to secure such funding will impact its ability to continue as a going concern.

Liquidity and Capital Resources

Our Revolving Credit Facility had a capacity of $540 million which was undrawn as of June 30, 2019.

On July 31, 2019, we amended our existing Revolving Credit Facility thereby increasing the available amount from $540 million to $700 million and extending its maturity from March 12, 2020 to January 31, 2021. We may, at our sole discretion, extend the maturity for another six months to July 31, 2021. The financial covenants were amended to increase the maximum total leverage ratio from 3.75 to 4.0. We borrowed $447 million under the amended Revolving Credit Facility and repaid the entire outstanding Term Loan B principal balance of approximately $448 million as of July 31, 2019, resulting in extinguishment of Term Loan B, which was otherwise scheduled to mature on July 5, 2021.

The following table summarizes information regarding our cash and cash equivalents and working capital:

	As of
	June 30, 2019	December 30, 2018
	(In thousands)
Cash and cash equivalents	$372,180	$285,720
Working capital, net	$506,146	$396,208

Key Components of Cash Flows

	Six Months Ended
	June 30, 2019	July 1, 2018
	(In thousands)
Net cash provided by operating activities	$180,171	$142,412
Net cash used in investing activities	$(11,197)	$(21,386)
Net cash used in financing activities	$(82,514)	$(159,904)

Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2019 was $180.2 million as compared to $142.4 million in the six months ended July 1, 2018. Net income recorded during the six months ended June 30, 2019 was $7.0 million which included net non-cash items of $246.1 million. The non-cash items primarily consisted of:

•	depreciation and amortization of $142.7 million;

•	stock-based compensation expense of $50.9 million;

•	impairment of investment in Deca of $29.5 million;

•	accretion of interest expense on senior exchangeable notes and amortization of debt and financing costs on other debt of $9.4 million;

•	restructuring costs and other adjustments of $4.0 million; and

•	loss related to assets held for sale of $3.5 million.
Cash from operations in the six months ended June 30, 2019 was impacted by a $72.9 million increase in operating assets and liabilities. The net increase of $72.9 million in operating assets and liabilities for the six months ended June 30, 2019 was primarily due to the following:

•	$53.8 million in operating lease right-of-use assets recorded upon adoption of ASC 842, partially offset by $50.2 million of operating lease liability;

•	an increase in inventories of $38.4 million primarily due to inventory builds to support certain supplier transitions;

•	a decrease of $21.6 million in price adjustments and other revenue reserves for sales to distributors due to a decrease in revenue during the six months of 2019; and

•	a decrease in accounts payable and accrued and other liabilities of $66.6 million mainly due to timing of payments to vendors;

•
partially offset by a decrease in accounts receivable of $56.5 million due to timing of invoicing and collections. Days sales outstanding for the six months ended June 30, 2019 was 46 days as compared to 59 days in the six months ended July 1, 2018.

Investing Activities
During the six months ended June 30, 2019, we used approximately $11.2 million of cash in our investing activities primarily due to:

•	property and equipment expenditures of $18.0 million relating to purchases of certain manufacturing facility equipment; and

•	cash paid for equity method investments of $2.4 million;

•	partially offset by 6.3 million in net distributions for the deferred compensation plan; and

•	proceeds of $2.9 million from the sale of inventories to SkyHigh.

Financing Activities
During the six months ended June 30, 2019, we used approximately $82.5 million of cash in our financing activities, primarily related to:

•	dividend payments of $79.9 million;

•	payments of $27.5 million on Term Loan B;

•	payments of $6.1 million on net shares settlement of restricted stock units; and

•	payments of $0.8 million on finance lease liabilities;

•	partially offset by proceeds of $31.9 million from employee equity awards.

Liquidity and Contractual Obligations

Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2019:

	Total	2019 (Remaining 6 months)	2020 and 2021	2022 and 2023	After 2023
	(In thousands)
Purchase obligations (1)	$275,532	$67,003	$150,539	$57,990	$—
Operating lease commitments	61,613	7,936	23,818	10,983	18,876
Finance lease commitments	11,183	1,121	4,366	4,259	1,437
Term Loan B	448,785	2,525	446,260	—	—
2% Exchangeable Senior Notes due 2020	11,990	—	11,990	—	—
4.5% Convertible Senior Notes due 2022	287,500	—	—	287,500	—
2% Convertible Senior Notes due 2023	150,000	—	—	150,000	—
Interest and commitment fee due on debt (2)	85,390	18,196	56,225	10,969	—
Asset retirement obligations	6,039	1,637	4,058	344	—
Total contractual obligations (3)	$1,338,032	$98,418	$697,256	$522,045	$20,313

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

(2)	Interest and commitment fees due on variable debt is based on the effective interest rates as of June 30, 2019.

(3)
Total contractual obligations do not include transaction fees of approximately $63 million which are contingently payable upon the completion of the proposed Merger with Infineon. If the proposed Merger does not close under circumstances in which we receive a reverse break-up fee, transaction fees of approximately $22.2 million are contingently payable by us.

Capital Resources and Financial Condition
As of June 30, 2019, our cash, cash equivalents and short-term investment balance was $372.2 million as compared to $285.7 million as of December 30, 2018.  As of June 30, 2019, approximately 12.0% of our cash and cash equivalents were held by our non-U.S. subsidiaries. While these amounts are primarily denominated in U.S. dollars, a portion is denominated in foreign currencies. All non-U.S. cash balances are exposed to local political, banking, currency control, and other risks. In addition, these amounts, if repatriated, may be subject to tax and other transfer restrictions.
We believe that the liquidity provided by existing cash, cash equivalents, and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. In addition, we may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, pursue strategic initiatives (including the acquisition of other companies) and provide us with additional flexibility to take advantage of other business opportunities that arise. As of June 30, 2019, we were in compliance with all of the financial covenants under all of our debt facilities.
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
As discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 30, 2018, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Estimation of price adjustment reserves related to sales to distributors which impacts revenue recognition;

•	Assessment of excess and obsolete inventory which impacts valuation of Inventories;

•	Estimation of fair value of investments in equity interests;

•	Valuation of certain awards that contain market based vesting condition which impacts our share-based compensation expense;

•	Actuarial valuation of certain defined benefit plans; and

•	Estimation of exposure related to uncertain tax positions which impacts our accounting for Income Taxes.
As discussed in Note 1, we adopted ASC Topic 842 on December 31, 2018. There have been no other changes to our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K for the year ended December 30, 2018.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is included in Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I Item 1, of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties discussed in Part I, Item 1A (Risk Factors) of our Annual Report and in this Quarterly Report, any of which could materially affect our business, financial condition, and/or future results. Part I, Item 1A of our Annual Report is incorporated herein by reference. The risk factors in our Annual Report are not repeated in this Quarterly Report, unless the underlying risks have materially changed. The risks described in our Annual Report and this Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial could materially and adversely affect our business, financial condition and/or future results.

The announcement and pending agreement to be acquired by Infineon may adversely affect our business, financial condition, results of operations, cash flows, and stock price.
Uncertainty about the effect of our pending acquisition (the "Merger") by Infineon Technologies AG ("Infineon") on our employees, partners, customers, and other third parties may disrupt our sales and marketing or other key business activities and may have a material adverse effect on our business, financial condition, results of operations, cash flows, and stock price. We are subject to risks in connection with the announcement and pendency of the Merger including the following:

•	the uncertainty of the pending acquisition may cause our existing customers to investigate alternatives and/or switch to alternate suppliers;

•
other parties with whom we have business relationships may experience uncertainty as to the future of those relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to alter their present business relationships with us;

•	parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties instead of us;

•
current and prospective employees may experience uncertainty about their roles following the Merger and we might not be able to attract, recruit, retain, and motivate key talent, including senior leaders, to the same extent that we have previously been able to attract, recruit, retain, and motivate employees;

•
legal proceedings challenging the Merger may divert management time and attention, may require us to incur significant attorneys fees and other expenses, and may result in unfavorable outcomes that could delay or prevent the Merger from being completed;

•
restrictions in the Agreement and Plan of Merger dated June 3, 2019, by and among Infineon, its subsidiary IFX Merger Sub, Inc., and the Company (the "Merger Agreement") may prevent us from pursuing opportunities without Infineon’s approval or taking other actions that we might have undertaken in the absence of the Merger, and may affect our ability to execute our business strategies, respond effectively to competitive pressures and industry developments, and attain our financial and other goals (including with respect to our current and prospective employees and parties with whom we have or seek to establish business relationships);

•
restrictions in the Merger Agreement on our ability to pursue alternative transactions to the Merger could, in specified circumstances, require us to pay Infineon a termination fee of $330 million, and could otherwise discourage or deter a third party from considering or proposing an alternative transaction with us; and

•	we have diverted, and will continue to divert, significant management and other internal resources towards the completion of the Merger.

Any failure of our pending acquisition by Infineon to be completed may adversely affect our business, financial condition, results of operations, cash flows and stock price.
We face a risk that the proposed acquisition of the Company by Infineon might not be completed. Each of our and Infineon’s obligations to complete the Merger is subject to a number of conditions specified in the Merger Agreement, including, among others: (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Cypress common stock; (ii) the absence of any law prohibiting or order preventing the completion of the Merger; (iii) the receipt of clearance from the Committee on Foreign Investment in the United States, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of any applicable clearance or affirmative approval by the Anti-Monopoly Bureau of the State Administration for Market Regulation in the People’s Republic of China, approval from the European Commission under the European Merger Regulation, and the expiration of any applicable waiting periods or any applicable authorizations or affirmative approvals of certain other non-U.S. governmental authorities under antitrust laws; (iv) the absence of a material adverse effect with respect to Cypress; and (v) compliance in all material respects on the part of each of Cypress and Infineon with such party’s covenants under the Merger Agreement. There can be no assurance that these conditions to the completion of the Merger will be satisfied in a timely manner or at all. If the Merger is not completed, Cypress's stockholders will not receive the proposed Merger consideration.
Regulatory and governmental entities may impose conditions on the granting of the required regulatory clearances and approvals described above. In that case, lengthy negotiations may ensue among these regulatory or governmental entities, Infineon and us, which could delay the closing (and any receipt of Merger consideration) and increase the risk that the merger might not be completed.

If the Merger is not completed, our share price could fall to the extent that our current share price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business, financial condition, results of operations, cash flows, and stock price, including the following:

•
we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and these fees and costs are payable by us regardless of whether the Merger is completed;

•
the failure of the Merger to be completed may result in adverse publicity and a negative impression of us in the financial markets and investment community, and negative responses from customers, partners and other third parties;

•	legal proceedings may be instituted against us, our directors and others relating to the transactions contemplated by the Merger Agreement;

•
any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the Merger is not completed;

•	we could be required to pay a termination fee of up to $330 million to Infineon under certain circumstances as described in the Merger Agreement; and

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.
Our joint venture for NAND flash memory products might not be successful.

On April 1, 2019, we launched a joint venture in Hong Kong with SK hynix system ic Inc. ("SKHS"), which is a wholly-owned subsidiary of SK hynix Inc. ("SKH"), a South Korean company. The joint venture entity, SkyHigh Memory Limited ("SkyHigh"), is controlled by SKHS. We contributed our NAND flash memory business to the joint venture. NAND is a commoditized product line that has traditionally experienced volatile sales results with low gross margins. Upon launch, SkyHigh entered into a wafer supply agreement with SKH, and back-end manufacturing and transition services agreements with Cypress.

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

We have invested in certain privately-held companies. There can be no guarantee that such businesses will perform as initially expected, launch new products and solutions as initially expected, or gain or maintain market acceptance. When the value of a privately-held investment declines, we may be required to record an impairment of the investment's carrying value on our books. For example:

•
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

•
During the fourth quarter of fiscal 2018, we determined that our investment in Deca Technologies Inc. ("Deca") was other-than temporarily impaired due to significant delays in Deca's commercialization and achievement of scalable production of certain key products, and consequently we recognized an impairment charge of $41.5 million to write down the carrying value of our investment in Deca to $65.1 million (the estimated fair value of our investment as of the end of fiscal 2018).

•
During the second quarter of fiscal 2019, we determined that our investment in Deca had become further impaired due to a significant reduction in orders from Deca's key customers, and based on other objective indicators of enterprise value. Consequently, we recognized an additional impairment charge of $29.5 million to write down the carrying value of our investment in Deca to $28.6 million (the estimated fair value of our investment as of June 30, 2019).

If these or any of our other privately-held businesses fail to introduce new products and solutions or successfully develop new technologies, or if their customers do not successfully introduce new systems or products incorporating the products or solutions offered by these businesses, or if market demand for the products or solutions offered by these businesses is not created or sustained, or if these or any of our other privately-held businesses are not able to raise capital to fund their operations, then we might fail to realize any benefit from our investments in such privately-held companies and our business, financial condition, and results of operations could be materially harmed as a result of impairment of the carrying value of such investments.

In particular, there is a substantial risk that the carrying value of our investment in Deca may become further impaired. Deca’s current and future revenues are dependent on a small number of significant customers. The loss of, material delay in placing orders by, or significant decrease in demand from, any of Deca's key customers would have a material adverse effect on Deca’s business, results of operations, and financial condition. As a result of declining orders in the second quarter of 2019, Deca will likely need to secure additional funding to support its growth and cash needs. Failure to secure such funding, if needed, will impact its ability to continue as a going concern. Deca's management is currently in the process of evaluating certain strategic alternatives. If Deca is unable to (a) secure sufficient orders from its existing significant customers or new customers, (b) raise sufficient funding, if needed, for continuing its operations, or (c) complete a strategic transaction that allows realization of its economic value, we may be required to record further impairment charges to partially or fully write down the carrying value of our investment in Deca. As of June 30, 2019, the carrying value of our investment in Deca was $28.6 million.

The exchange or conversion, as applicable, of the Spansion Notes and the 2022 Notes could dilute the ownership interest of our existing stockholders and negatively impact our financial position.

The exchange or conversion, as applicable, of some or all of Spansion's 2% Exchangeable Senior Notes due 2020 (the "Spansion Notes") or our 4.5% Convertible Senior Notes due 2022 (the "2022 Notes") could dilute the ownership interest of our existing stockholders and negatively impact our financial position. The Spansion Notes and the 2022 Notes are each exchangeable or convertible, as applicable, into shares of the Company’s common stock at the election of the holders of such series of notes upon the occurrence of certain conditions specified in the indenture governing such series of notes, including during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the exchange or conversion price of the applicable series of notes on each applicable trading day (the "sales price condition"). Any exchange or conversion, as applicable, of the Spansion Notes or 2022 Notes may be settled in cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, in each case at our election.

The sales price condition for the Spansion Notes and the 2022 Notes was met on the last trading day of the Company’s fiscal quarter ended June 30, 2019 and, as a result, holders of the Spansion Notes and the 2022 Notes, as applicable, may, at their option, exchange or convert, as applicable, their notes during the Company’s fiscal quarter ending September 29, 2019. If we elect to settle all or any portion of such exchanges or conversions of Spansion Notes or 2022 Notes, as applicable, in shares of our common stock, any sales in the public market of such common stock issued upon such exchange or conversion, as applicable, could adversely affect prevailing market prices of our common stock. Additionally, if we elect to settle all or any portion of such exchanges or conversions of Spansion Notes or 2022 Notes, as applicable, in cash, such payments of cash would reduce our available cash and negatively impact our liquidity.

Uncertainty about the continuing availability of LIBOR may adversely affect our business, financial condition, results of operations, and cash flows.

Borrowings under our revolving credit facility may, at our option, bear interest at a floating rate based on the London Inter-bank Offered Rate ("LIBOR"). We also have entered into fixed-for-floating interest rate forward swap agreements to manage our exposure to fluctuations in the LIBOR benchmark interest rate. As described in Note 14 (Foreign Currency and Interest Rate Derivatives) to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report, we pay the counterparties to these swap agreements a fixed rate in return for a LIBOR-based floating rate, which we use to fund payments under our revolving credit facility. The aggregate notional amount of these swap agreements is $300 million.

In July 2017, the United Kingdom’s Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that after December 31, 2021, it would no longer compel banks to submit the rates required to calculate LIBOR. We cannot predict the effect of the FCA’s decision not to sustain LIBOR or, if changes ultimately are made to LIBOR, the effect those changes may have on the interest we pay on our revolving credit facility and the payments we receive under our interest rate forward swap agreements.

In anticipation of LIBOR’s discontinuation, our revolving credit agreement, as amended on July 31, 2019, provides a transition mechanism to a LIBOR-replacement rate to be mutually agreed upon by us and our lenders. There can be no assurance, however, that we will be able to reach an agreement with our lenders on any such replacement benchmark before experiencing adverse effects due to changes in interest rates, if at all. In addition, any such changes under the revolving credit facility may result in interest rates and/or payments that are higher or lower than payments we presently are obligated to make under our revolving credit facility. We also may seek to amend our swap agreements to replace the benchmark rate. There can be no assurance, however, that the counterparties to those agreements will agree to a replacement rate, and any such changes to the swap agreements may result in us receiving payments that are higher or lower than the payments we are entitled to receive under our existing swap agreements. There also can be no assurance that (a) the amounts we are entitled to receive under the swap agreements will continue to be correlated with the amounts we are required to pay under the revolving credit facility or (b) transitions to new benchmarks will be concurrent across our various agreements, the failure of either or both of which could diminish the swaps’ effectiveness as hedging instruments. Any of these risks could adversely affect our business, financial condition, results of operations, and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The documents listed below are filed (or furnished, as noted) as exhibits to this Quarterly Report on Form 10-Q:

Incorporated by Reference to
Exhibit	Description	Form*	Filing Date	Exhibit	Filed
Number					Herewith
2.4	Agreement and Plan of Merger, dated June 3, 2019, by and between Cypress Semiconductor Corporation, Infineon Technologies AG and IFX Merger Sub Inc.	8-K	2019-06-03	2.1
3.1.1	Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation, dated June 12, 2000 (included in Exhibit 3.1.2 below)
3.1.2	Amendment, dated March 23, 2017, to the Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation.	10-Q	2017-05-02	3.1

3.2	Amended & Restated Bylaws of Cypress Semiconductor Corporation	8-K	2017-09-25	3.1

10.1.16	Agency Resignation and Appointment Agreement and Amendment No. 9 to Amended and Restated Credit and Guaranty Agreement, dated as of July 31, 2019, by and among Cypress Semiconductor Corporation, the Guarantors party thereto, the lenders party thereto, MUFG Bank, Ltd., as successor administrative agent, as an issuing bank and as swing line lender, MUFG Union Bank, N.A., as successor collateral agent, Morgan Stanley Senior Funding, Inc. as outgoing administrative agent and collateral agent, and the other financial institutions party thereto.	8-K	2019-08-01	10.1

10.2.8+	Form of Milestone-Based Restricted Stock Unit Agreement (version 2) and related notice of grant under the 2013 Stock Plan (in use starting May 2019)				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1‡	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2‡	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS
iXBRL (Inline eXtensible Business Reporting Language) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
X

101.SCH	iXBRL Taxonomy Extension Schema Document.				X

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (contained in Exhibit 101)				X

*	Commission File Number for incorporated documents is 001-10079.
+	Management contract or compensatory plan or arrangement.
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

CYPRESS SEMICONDUCTOR CORPORATION

Date: August 2, 2019	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Finance and Administration and Chief Financial Officer