Form 10-Q
period 2019-09-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2019-11-01
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No  ☒
The total number of outstanding shares of the registrant’s common stock as of October 25, 2019 was 370,589,539.

PART I—FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not historical facts and include statements relating to, among other things, the future results, operations, strategies, and prospects of Cypress Semiconductor Corporation and its consolidated subsidiaries ("Cypress," the "Company," "we," or "us"), and can in some cases be identified by our use of words such as "may," "will," "should," "plan," "anticipate," "believe," "expect," "future," "intend," "estimate," "predict," "potential," "continue," and similar expressions. This Quarterly Report includes, among others, forward-looking statements regarding: the pending Merger (as defined below); our expectations regarding dividends, debt repayments, and stock repurchases; our expectations regarding restructuring plan costs and effects; our expectations regarding active litigation matters; the sufficiency of our cash, cash equivalents, and borrowing arrangements to meet our requirements for the next 12 months; possible recognition of certain unrecognized tax benefits within the next 12 months; and the potential impact of our indemnification obligations. Our forward-looking statements are based on the expectations, beliefs and intentions of, and the information available to, our executive management on the filing date of this Quarterly Report. Readers are cautioned not to place undue reliance on forward-looking statements. Except as required by law, we assume no responsibility to update our forward-looking statements.
The forward-looking statements in this Quarterly Report involve risks and uncertainties. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger (the "Merger Agreement") dated June 3, 2019, by and among Infineon Technologies AG, a stock corporation (Aktiengesellschaft) organized under the laws of the Federal Republic of Germany ("Infineon"), IFX Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Infineon ("Merger Sub") and the Company, pursuant to which Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation in the Merger and as a wholly owned subsidiary of Infineon; the inability to complete the Merger due to the failure to satisfy conditions to completion of the Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the Merger; risks related to disruption of management’s attention from our ongoing business operations due to the Merger; the effect of the announcement of the Merger on our relationships with our customers, operating results and business generally; the risk that certain approvals or consents will not be received in a timely manner or that the Merger will not be completed in a timely manner; the impact of the Merger on our ability to retain key employees; the outcome of any legal proceedings related to the Merger; potential disruptions in the international trade and investment environment, including deteriorating relationships between the U.S. government and foreign governments; the current and future state of the general economy and its impact on the markets and customers we serve (including credit conditions); our ability to execute on our Cypress 3.0 strategy and our margin improvement plan; potential volatility in our stock price; risks related to paying down our indebtedness and meeting the covenants set forth in our debt agreements; our efforts to retain and expand our customer base (which may be adversely affected if we were to raise prices) in the intensely competitive and rapidly evolving semiconductor industry; risks related to significant supply and demand volatility in semiconductor markets (including the challenges of forecasting demand, scheduling production, and making timely delivery on customer orders); risks related to our strategy of developing and maintaining a leading portfolio of programmable microcontroller, connectivity and memory products; risks related to our flexible manufacturing strategy (and the challenge of efficiently managing a smaller number of manufacturing facilities while increasing our reliance on third-party manufacturers); our reliance on distributors and resellers; risks related to changing relationships with distributors; risks related to our "take or pay" agreements with certain vendors; the risk of defects, errors, or security vulnerabilities in our products; risks related to the integrity of our information systems, including the possibility of cyber-attacks, business-activity disruption, and loss or corruption of sensitive data; changes in tax law and policy; risks related to our pending tax examinations; risks related to our tax incentive/holiday arrangements in Malaysia, the Philippines, and Thailand; potential lack of liquidity for certain strategic investments (including the challenge of disposing of businesses, product lines, or assets on favorable terms in a timely manner); risks related to our joint venture for NAND flash memory products; risks related to our restructuring activities; the failure or success of the privately-held companies in which we are invested; the challenges of effectively integrating companies and assets that we acquire; the possibility of impairment charges; the challenges of attracting and retaining key personnel; risks related to our reliance on stock-based compensation; possible changes to our dividend policy; risks related to our share repurchase authorization; the uncertain nature of business outlook guidance; risks related to industry consolidation and the challenge of competing effectively against a smaller number of stronger companies; the challenges of adequately protecting our intellectual property rights and risks of intellectual property litigation; the possibilities that activist stockholders could negatively affect our business and that our deferred tax assets could be negatively impacted by changes in our stockholder base; risks associated with international operations; the challenges and costs of complying with environmental, data privacy, health/safety, and other laws; risks related to "conflict minerals" reporting; the possibility of business disruptions due to natural disasters; risks arising from indemnification commitments to our officers and directors; our ability to manage our financial investments and interest rate and exchange rate exposure; and the uncertainty and expense of pending litigation matters. These and other factors are described in more detail in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (our "Annual Report"), which item is incorporated herein by reference; Part I, Item 3
Quantitative and Qualitative Disclosures about Market Risk in this Quarterly Report; and/or Part II, Item 1A Risk Factors in this Quarterly Report.

ITEM 1. FINANCIAL STATEMENTS

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 29, 2019	December 30, 2018
ASSETS	(In thousands, except per-share amounts)
Current assets:
Cash and cash equivalents	$343,027	$285,720
Accounts receivable, net	389,896	324,274
Inventories	327,392	292,093
Assets held for sale	—	13,510
Other current assets	85,756	101,163
Total current assets	1,146,071	1,016,760
Property, plant and equipment, net	262,955	282,986
Operating lease right-of-use assets	44,212	—
Equity method investments	30,167	65,145
Intangible assets, net	334,926	490,590
Goodwill	1,373,750	1,373,750
Deferred tax assets	350,858	339,679
Other long-term assets	117,052	124,305
Total assets	$3,659,991	$3,693,215
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$181,704	$210,715
Accrued compensation and employee benefits	46,094	61,994
Price adjustment and other revenue reserves	206,727	163,088
Dividend payable	40,679	39,748
Current portion of long-term debt	63,518	6,943
Other current liabilities	131,791	138,064
Total current liabilities	670,513	620,552
Deferred income taxes and other tax liabilities	55,228	53,469
Revolving credit facility and long-term portion of debt	756,853	874,235
Other long-term liabilities	78,510	27,920
Total liabilities	$1,561,104	$1,576,176
Commitments and contingencies (Note 13)	—	—
Equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 650,000 and 650,000 shares authorized; 546,289 and 537,327 shares issued; 370,002 and 361,452 shares outstanding at September 29, 2019 and December 30, 2018, respectively	5,463	5,373
Additional paid-in-capital	5,624,462	5,636,099
Accumulated other comprehensive income (loss)	(16,935)	1,829
Accumulated deficit	(1,137,200)	(1,157,115)
Stockholders’ equity before treasury stock	4,475,790	4,486,186
Less: Shares of common stock held in treasury, at cost; 176,287 and 175,875 shares at September 29, 2019 and December 30, 2018, respectively	(2,376,903)	(2,370,452)
Total Cypress stockholders’ equity	2,098,887	2,115,734
Non-controlling interest	—	1,305
Total equity	2,098,887	2,117,039
Total liabilities and equity	$3,659,991	$3,693,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands, except per-share amounts)
Revenues	$574,521	$673,035	$1,645,746	$1,879,366
Cost of revenues	358,080	413,320	1,028,138	1,173,121
Gross profit	216,441	259,715	617,608	706,245
Research and development	89,253	91,691	271,498	281,617
Selling, general and administrative	81,963	92,943	255,583	262,940
Total operating expenses	171,216	184,634	527,081	544,557
Operating income	45,225	75,081	90,527	161,688
Interest expense	(17,889)	(17,123)	(43,778)	(51,559)
Other income, net	2,967	2,064	7,610	4,203
Income before income taxes, share in gain/ loss, net and impairment of equity method investees and non-controlling interest	30,303	60,022	54,359	114,332
Income tax (provision) benefit	(16,247)	(5,618)	2,672	(15,829)
Share in gain/ loss, net and impairment of equity method investees	(1,383)	(3,657)	(37,378)	(10,873)
Net income	12,673	50,747	19,653	87,630
Net loss (income) attributable to non-controlling interest	10	(52)	15	(152)
Net income attributable to Cypress	$12,683	$50,695	$19,668	$87,478
Net income per share attributable to Cypress:
Basic	$0.03	$0.14	$0.05	$0.24
Diluted	$0.03	$0.14	$0.05	$0.23
Shares used in net income per share calculation:
Basic	369,241	361,631	366,444	358,560
Diluted	388,243	374,266	381,633	373,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In Thousands)
Net income	$12,673	$50,747	$19,653	$87,630
Other comprehensive (loss) income:
Net unrecognized gain (loss) on defined benefit plan	10	—	(931)	—
Net unrealized gain (loss) on cash flow hedges:
Net unrealized (loss) gain arising during the period	(3,816)	35	(16,717)	5,271
Net loss (gain) reclassified into earnings for revenue hedges (effective portion)	86	(79)	(482)	1,149
Net (gain) loss reclassified into earnings for expense hedges (effective portion)	(438)	103	201	(2,182)
Net (gain) reclassified into earnings for interest rate hedges (effective portion)	(106)	(22)	(835)	(22)
Total net unrealized (loss) gain on cash flow hedges	(4,274)	37	(17,833)	4,216
Total other comprehensive (loss) income	(4,264)	37	(18,764)	4,216
Comprehensive income	8,409	50,784	889	91,846
Comprehensive loss (income) attributable to non-controlling interest	10	(52)	15	(152)
Comprehensive income attributable to Cypress	$8,419	$50,732	$904	$91,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount
	(In thousands, except per-share amounts)
Balances at June 30, 2019	543,812	$5,438	$5,641,422	$(12,671)	$(1,149,883)	176,274	$(2,376,600)	$1,300	$2,109,006
Net income attributable to Cypress	—	—	—	—	12,683	—	—	—	12,683
Unrealized loss on defined benefit pension plan	—	—	—	10		—	—	—	10
Net unrealized gain on cash flow hedges and interest rate swaps	—	—	—	(4,274)		—	—	—	(4,274)
Issuance of common shares under employee stock plans, net	2,477	25	3,388	—	—	—	—	—	3,413
Dividend ($0.11 per share)	—	—	(40,679)	—	—	—	—	—	(40,679)
Net settlement in stock	—	—	—	—	—	13	(303)	—	(303)
Stock-based compensation	—	—	22,914	—	—	—	—	—	22,914
Acquisition of non-controlling interest	—	—	(2,583)	—	—	—	—	(1,290)	(3,873)
Non-controlling interest	—	—	—	—	—	—	—	(10)	(10)
Balances at September 29, 2019	546,289	$5,463	$5,624,462	$(16,935)	$(1,137,200)	176,287	$(2,376,903)	$—	$2,098,887

Balances at July 1, 2018	534,037	$5,103	$5,669,760	$2,817	$(1,474,924)	174,118	$(2,344,940)	$1,156	$1,858,972
Net income attributable to Cypress	—	—	—	—	50,695	—	—	—	50,695
Net unrealized gain on cash flow hedges and interest rate swaps	—	—	—	37	1	—	—	—	38
Issuance of common shares under employee stock plans, net	2,355	—	3,273	—	—	10	—	—	3,273
Dividend ($0.11 per share)	—	—	(39,773)	—	—	—	—	—	(39,773)
Repurchase of common shares	—	—	—	—	—	598	(9,997)	—	(9,997)
Stock-based compensation	—	—	23,224	—	—	—	—	—	23,224
Non-controlling interest	—	4	—	—	—	—	—	52	56
Balances at September 30, 2018	536,392	$5,107	$5,656,484	$2,854	$(1,424,228)	174,726	$(2,354,937)	$1,208	$1,886,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Non-controlling Interest	Total Equity
	Shares	Amount				Shares	Amount
	(In thousands, except per-share amounts)
Balances at December 30, 2018	537,327	$5,373	$5,636,099	$1,829	$(1,157,115)	175,875	$(2,370,452)	$1,305	$2,117,039
Net income attributable to Cypress	—	—	—	—	19,668	—	—		19,668
Unrealized loss on defined benefit pension plan	—	—	—	(931)	—	—	—	—	(931)
Net unrealized gain on cash flow hedges and interest rate swaps	—	—	—	(17,833)	247	—	—	—	(17,586)
Issuance of common shares under employee stock plans, net	8,962	90	35,162	—	—	—	—	—	35,252
Dividend ($0.11 per share)	—	—	(121,102)	—	—	—	—	—	(121,102)
Net settlement in stock	—	—	—	—	—	412	(6,451)	—	(6,451)
Stock-based compensation	—	—	76,886	—	—	—	—	—	76,886
Acquisition of noncontrolling interest	—	—	(2,583)	—	—	—	—	(1,290)	(3,873)
Non-controlling interest	—	—	—	—	—	—	—	(15)	(15)
Balances at September 29, 2019	546,289	$5,463	$5,624,462	$(16,935)	$(1,137,200)	176,287	$(2,376,903)	$—	$2,098,887

Balances at December 31, 2017	525,719	$4,936	$5,659,612	$(1,362)	$(1,511,706)	173,499	$(2,334,944)	$1,056	$1,817,592
Net income attributable to Cypress	—	—	—	—	87,478	—	—	—	87,478
Net unrealized gain on cash flow hedges and interest rate swaps	—	—	—	4,216		—	—	—	4,216
Issuance of common shares under employee stock plans, net	9,271	147	39,770	—	—	19	—	—	39,917
Extinguishment of 2% Exchangeable Senior Notes due 2020	—	—	(25,696)	—	—	—	—	—	(25,696)
Issuance of common shares upon conversion of 2% Exchangeable Senior Notes due 2020	1,402	14	25,152	—	—	—	—	—	25,166
Dividend ($0.11 per share)	—	—	(118,623)	—	—	—	—	—	(118,623)
Repurchase of common shares	—	—	—	—	—	1,208	(19,993)	—	(19,993)
Stock-based compensation	—	—	76,269	—	—	—	—	—	76,269
Non-controlling interest	—	10	—	—	—	—	—	152	162
Balances at September 30, 2018	536,392	$5,107	$5,656,484	$2,854	$(1,424,228)	174,726	$(2,354,937)	$1,208	$1,886,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 29, 2019	September 30, 2018
	(In thousands)
Cash flows from operating activities:
Net income	$19,653	$87,630
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	75,766	76,561
Depreciation and amortization	213,630	213,163
Loss on sale of NAND business to joint venture	1,654	—
Loss / (Gain) on disposal or impairment of property and equipment	(365)	7,154
Share in gain/ loss, net and impairment of equity method investees	37,378	10,873
Loss on extinguishment of debt	6,402	5,169
Accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt	13,929	14,801
Restructuring and other adjustments	4,360	14,174
Changes in operating assets and liabilities:
Accounts receivable, net	(62,316)	(104,124)
Operating lease right-of-use assets	(53,825)	—
Inventories	(32,507)	(17,601)
Other current and long-term assets	3,874	(30,117)
Price adjustment and other revenue reserves	43,640	46,963
Accounts payable and other liabilities	(26,605)	4,839
Net cash provided by operating activities	244,668	329,485
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,655)
Cash received on sale of NAND business to joint venture	11,091	—
Distributions, net of contributions from deferred compensation plan	6,619	3,460
Acquisition of property, plant and equipment, net	(28,623)	(58,061)
Cash paid for equity method investments	(2,400)	—
Cash received on sale of cost method investment	—	18,538
Other investing	60	(4,982)
Net cash used in investing activities	(13,253)	(43,700)
Cash flows from financing activities:
Borrowings under senior secured revolving credit facility	447,000	94,000
Repayment of revolving credit facility	(50,000)	(184,000)
Repayment of term loan	(476,310)	(34,351)
Repurchase of common stock	—	(19,993)
Tax withholdings related to net share settlements of restricted stock units	(6,451)	—
Finance lease payment for principal portion	(1,271)	—
Payment of cash dividends	(120,171)	(117,592)
Proceeds from employee stock-based awards	35,252	39,927
Payment for extinguishment of 2% Exchangeable Senior Notes due 2020	—	(10,000)
Financing costs related to debt	(2,157)	(625)
Net cash used in financing activities	(174,108)	(232,634)
Net increase in cash and cash equivalents	57,307	53,151
Cash and cash equivalents, beginning of period	285,720	151,596
Cash and cash equivalents, end of period	$343,027	$204,747

Supplemental Cash Flows Disclosures:
Unpaid purchases of property, plant and equipment	$4,355	$3,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Years
Cypress Semiconductor Corporation (together with its consolidated subsidiaries, "Cypress" or the "Company") reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal years 2019 and 2018 each contain(ed) 52 weeks. The third quarter of fiscal 2019 ended on September 29, 2019 and the third quarter of fiscal 2018 ended on September 30, 2018.

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

On September 29, 2019, the Company acquired the minority shareholders' noncontrolling interest in AgigA Tech, Inc. ("AgigA") for total cash consideration of $3.9 million, making AgigA a wholly-owned subsidiary of the Company. Substantially all of such consideration was paid in October 2019. Prior to this acquisition, Cypress held 94.4% of the outstanding equity of AgigA. The difference between the carrying value of the noncontrolling interest at the date of the acquisition and the total consideration was recorded as a decrease in "Additional paid-in capital" in the Condensed Consolidated Balance Sheets. The Company will, consistent with the presentation in prior periods, continue to report AgigA's financial results under its Memory Products Division.
Results reported in the Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2019 are not necessarily indicative of the results to be expected for the full fiscal year.
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

Refer to Note 2 Merger Agreement for further details.

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

Completion of the Merger is subject to the satisfaction of several conditions, including, among others: (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Cypress Common Stock; (ii) the absence of any law prohibiting or order preventing the consummation of the Merger, (iii) the receipt of clearance from the Committee on Foreign Investment in the United States, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Waiting Period"), the receipt of any applicable clearance or affirmative approval by the Anti-Monopoly Bureau of the State Administration for Market Regulation in the People’s Republic of China, approval from the European Commission under the European Merger Regulation, and the expiration of any applicable waiting periods or any applicable authorizations or affirmative approvals of certain other non-U.S. governmental authorities under antitrust laws; (iv) the absence of a material adverse effect with respect to Cypress; and (v) compliance in all material respects on the part of each of Cypress and Infineon with such party’s covenants under the Merger Agreement.

As of October 30, 2019, stockholder approval for the Merger has been obtained, the applicable HSR Waiting Period has been terminated, and the Merger has received clearance from the European Commission and from antitrust regulators in the Philippines and South Korea. There can be no assurance, however, that the other conditions to the completion of the Merger will be satisfied in a timely manner or at all.

The Merger Agreement contains certain termination rights for each of Infineon and the Company. The Company would have been required to pay Infineon a termination fee of $330 million in order to accept a superior proposal or if the Company’s Board of Directors had made a change of its recommendation that stockholders vote in favor of the Merger. Infineon will be required to pay to the Company a termination fee equal to $425 million under certain specified circumstances upon termination of the Merger Agreement.

The Company incurred approximately $3.0 million and $11.4 million in bankers fees, legal fees, employee-related costs and travel expenses in connection with the proposed Merger during the three and nine months ended September 29, 2019, respectively. These costs have been included as part of selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

As of September 29, 2019, the Company has not accrued for certain bankers fees, employee retention cash bonuses and expense relating to the acceleration of stock-based compensation awards as these expenditures are contingent on the completion of the Merger. Bankers fees of approximately $63.0 million are contingently payable upon the completion of the proposed Merger with Infineon. If the proposed Merger does not close, under circumstances in which the Company receives a reverse break-up fee, bankers fees of approximately $22.2 million are contingently payable by Cypress. Additionally, employee retention cash bonus commitments in the aggregate amount of $9.7 million were made to certain employees during the third quarter of fiscal 2019, 50% of which will be payable upon the closing of the Merger, and the remaining 50% of which will potentially be payable six months after the closing of the Merger.

NOTE 3. REVENUE

The following tables present the Company's revenue disaggregated by segment, end use, revenue type and geographical locations. Revenue for the three and nine months ended September 29, 2019 reflects divestment of the Company's NAND business to SkyHigh Memory Limited ("SkyHigh"), a newly formed joint venture, which was completed on April 1, 2019.

The following table summarizes the Company's revenue by segment:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Microcontroller and Connectivity Division ("MCD")	$410,748	$413,413	$1,075,363	$1,118,649
Memory Products Division ("MPD")	163,773	259,622	570,383	760,717
Total revenues	$574,521	$673,035	$1,645,746	$1,879,366

The following table summarizes the Company's revenue by end use:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
IoT	$245,033	$251,976	$598,553	$650,221
Automotive	209,413	208,566	609,524	601,160
Legacy	120,075	212,493	437,669	627,985
Total revenues	$574,521	$673,035	$1,645,746	$1,879,366

The following tables summarize the Company's revenue by revenue type:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Product revenue	$555,911	$663,776	$1,602,934	$1,844,295
Non-product revenue (1)	18,610	9,259	42,812	35,071
Total revenues	$574,521	$673,035	$1,645,746	$1,879,366

(1) Non-product revenue primarily includes royalties, non-recurring engineering services revenue, and revenue from intellectual property arrangements.

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Products/Services transferred at a point in time	$568,869	$670,577	$1,631,997	$1,868,635
Products/Services transferred over time	5,652	2,458	13,749	10,731
Total revenues	$574,521	$673,035	$1,645,746	$1,879,366

The following table summarizes the Company's revenue by geographical locations:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
United States	$52,678	$62,825	$170,749	$190,282
China, Taiwan, and Hong Kong	215,568	265,758	614,920	732,687
Japan	158,128	164,046	408,721	448,654
Europe	67,803	85,370	230,284	257,807
Rest of the World	80,344	95,036	221,072	249,936
Total revenues	$574,521	$673,035	$1,645,746	$1,879,366

NOTE 4. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	September 29, 2019	December 30, 2018
	(In thousands)
Accounts receivable, gross	$390,798	$325,178
Allowance for doubtful accounts receivable	(902)	(904)
Total accounts receivable, net	$389,896	$324,274

Inventories

	As of
	September 29, 2019	December 30, 2018
	(In thousands)
Raw materials	$16,988	$10,004
Work-in-process	250,203	215,820
Finished goods	60,201	66,269
Total inventories	$327,392	$292,093

Other Current Assets

	As of
	September 29, 2019	December 30, 2018
	(In thousands)
Prepaid tooling	$25,555	$25,891
Advances to suppliers	3,738	12,058
Prepaid royalty and licenses	10,739	14,863
Derivative assets	956	3,492
Value added tax receivable	7,384	7,652
Prepaid expenses	21,037	17,814
Withholding tax receivable and tax advance	3,090	4,236
Other current assets	13,257	15,157
Total other current assets	$85,756	$101,163

Other Long-term Assets

	As of
	September 29, 2019	December 30, 2018
	(In thousands)
Employee deferred compensation plan assets	$44,669	$44,397
Long-term licenses	5,240	4,495
Advances to suppliers	12,061	11,471
Deposits	9,528	9,441
Pension plan assets	1,960	1,765
Derivative assets	—	1,419
Prepaid tooling and other non-current assets	43,594	51,317
Total other long-term assets	$117,052	$124,305

 Other Current Liabilities

	As of
	September 29, 2019	December 30, 2018
	(In thousands)
Employee deferred compensation plan liability	$44,654	$44,834
Restructuring accrual (See Note 9)	509	14,536
Derivative liability	2,756	1,621
Accrued expenses	50,627	46,592
Accrued interest	4,451	9,440
Customer advances	47	5,296
Operating lease liability	12,717	—
Other current liabilities	16,030	15,745
Total other current liabilities	$131,791	$138,064

Other Long-term Liabilities

	As of
	September 29, 2019	December 30, 2018
	(In thousands)
Pension and other employee-related liabilities	$16,303	$14,083
Asset retirement obligation	6,036	5,916
Derivative liability	17,483	4,051
Operating lease liability	33,653	—
Other long-term liabilities	5,035	3,870
Total other long-term liabilities	$78,510	$27,920

NOTE 5. INTANGIBLE ASSETS

The following table presents details of the Company's developed technology and other intangible assets:

	As of September 29, 2019			As of December 30, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$1,188,521	$(856,454)	$332,067	$1,188,521	$(702,883)	$485,638
Non-acquisition related intangible assets	19,884	(17,025)	2,859	19,884	(14,932)	4,952
Total intangible assets	$1,208,405	$(873,479)	$334,926	$1,208,405	$(717,815)	$490,590

The following table summarizes the amortization expense by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Cost of revenues	$46,880	$50,229	$140,641	$146,433
Research and development	698	870	2,093	3,391
Selling, general and administrative	4,310	4,310	12,930	13,568
Total amortization expense	$51,888	$55,409	$155,664	$163,392

The estimated future amortization expense related to developed technology and other intangible assets as of September 29, 2019 is as follows:

(In thousands)
2019 (remaining three months)	$51,743
2020	153,689
2021	58,489
2022	33,000
2023	28,335
2024 and thereafter	9,670
Total future amortization expense	$334,926

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

Inventories related to the NAND business were classified as held-for-sale assets at December 30, 2018 in the amount of $13.5 million. The inventories remaining as of April 1, 2019 were purchased by SkyHigh upon the closing of the transaction for $10.2 million (our cost for these inventories), plus future contingent consideration based on any profits SkyHigh earns on these inventories.

During the three and nine months ended September 29, 2019, the Company recognized a net gain of $1.9 million and an incremental loss of $1.7 million, respectively, mainly attributed to contingent consideration related to inventories, offset by adjustments in the carrying value of certain assets and reserves recorded for estimated costs of transition services.

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

Deca’s current and future revenues are dependent on a small number of significant customers. During the second quarter of fiscal 2019, certain of these key customers notified Deca management of their intention to significantly reduce their previously estimated orders from Deca for 2019. During the first half of fiscal 2019, Deca began evaluating its strategic alternatives, including having discussions with certain third-party investors. The preliminary conversations between Deca and potential investors during the second quarter of fiscal 2019 had indicated that the enterprise value of Deca was lower than Cypress’s previous estimates. As a result of the significant reduction in orders from customers, as well as the other objective indicators of enterprise value, during the second quarter of fiscal 2019 the Company determined that its investment in Deca was other-than-temporarily impaired and recorded a charge of $29.5 million in order to write down the carrying amount of the investment in Deca to its estimated fair value as of the end of the second quarter of fiscal 2019. This write down was recorded in "Share in gain/ loss, net and impairment of equity method investees" in the Condensed Consolidated Statements of Operations.

On October 1, 2019 Deca reached a definitive agreement with nepes Corporation (“nepes”) to sell Deca’s Philippines manufacturing facility to nepes, subject to completion of regulatory approvals and other customary closing conditions. As part of the agreement, nepes has licensed certain Deca technologies, and nepes will purchase a limited number of Deca’s shares from certain existing shareholders which may include Cypress. The agreement provides for milestone-based payments from nepes to Deca both for the Philippines manufacturing facility purchase and the technology license, which milestones are currently expected to be achieved in 2020. Upon closing the agreement with nepes, Deca's remaining assets will primarily consist of intellectual property.

Given the factors described above, there continues to be a substantial risk that the carrying value of the Company's investment in Deca may be further impaired in the future. Conditions that may have a material adverse effect on Deca’s business, results of operations and financial condition or on its enterprise value include:

•	any inability of Deca to close its agreement with nepes;

•	any inability of Deca to raise sufficient funding, if needed, for continuing its operations;

•
any loss of, material delay in placing orders by, or significant decrease in demand from any of Deca's key customers—similar to those previously experienced by Deca in the second quarter of fiscal 2019; and

•	any delays or failure to complete product or intellectual property development milestones—similar to those previously experienced by Deca in fiscal 2018.

The Company may be required to record further impairments resulting in partial or full write down of the carrying value of its investment in Deca if any of the conditions described above were to materialize.

The Company’s carrying value in Deca was $25.6 million and $65.1 million as of September 29, 2019 and December 30, 2018, respectively. The Company held 52.5% of Deca's outstanding voting shares as of September 29, 2019 and December 30, 2018.

SkyHigh
The Company’s carrying value in SkyHigh was $4.6 million as of September 29, 2019.

The below table presents the changes in the aggregate carrying value of the equity method investments in Deca and SkyHigh (in thousands):

Carrying value as of December 30, 2018	$65,145
Additional investment	2,400
Share in gain/ loss, net of equity method investees	(7,873)
Impairment of investment	(29,505)
Carrying value as of September 29, 2019	$30,167

The following table presents summarized aggregate financial information derived from the respective consolidated financial statements of Deca and SkyHigh for the three and nine months ended September 29, 2019, and of Deca for the three and nine months ended September 30, 2018:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Operating data:
Revenue	$25,455	$5,421	$47,650	$14,023
Gross profit (loss)	3,458	(2,297)	3,773	(7,674)
Loss from operations	(2,052)	(6,628)	(13,157)	(20,468)
Net loss	(2,852)	(6,971)	(14,868)	(20,726)
Net loss attributable to Cypress	$(1,383)	$(3,657)	$(7,873)	$(10,873)

The following table represents the assets and liabilities held by Deca and SkyHigh as of September 29, 2019, and by Deca as of December 30, 2018:

	September 29, 2019	December 30, 2018
	(In thousands)
Balance Sheet Data:
Current assets	$40,877	$25,865
Long-term assets	46,802	51,176
Current liabilities	27,934	9,635
Long-term liabilities	$495	$877

NOTE 8. FAIR VALUE MEASUREMENTS
Assets/Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the fair value hierarchy for the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2019 and December 30, 2018:

	September 29, 2019			December 30, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$229,528	$—	$229,528	$171,777	$—	$171,777
Other current assets:
Certificates of deposit	—	243	243	—	870	870
Total cash equivalents other current assets	229,528	243	229,771	171,777	870	172,647
Employee deferred compensation plan assets	16,878	27,791	44,669	18,648	25,749	44,397
Interest rate swap	—	—	—	—	2,548	2,548
Foreign exchange forward contracts	—	956	956	—	2,362	2,362
Total financial assets	$246,406	$28,990	$275,396	$190,425	$31,529	$221,954
Financial Liabilities
Foreign exchange forward contracts	$—	$1,529	$1,529	$—	$1,621	$1,621
Interest rate swap	—	18,710	18,710	—	4,051	4,051
Total financial liabilities	$—	$20,239	$20,239	$—	$5,672	$5,672

The Company did not have any material assets or liabilities measured at fair value on a recurring basis using Level 3 inputs as of September 29, 2019 and December 30, 2018.

Valuation Techniques:
There have been no changes to the valuation techniques used to measure the fair value of the Company's assets and liabilities. For a description of the valuation techniques, refer to Note 8 Fair Value Measurements of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2018.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of the Company’s assets, including intangible assets, goodwill and assets held for sale, are measured at fair value on a nonrecurring basis using Level 3 inputs if impairment is indicated.

Fair Value of Long-Term Debt
As of September 29, 2019, the carrying value of the Company's senior secured credit facility was $397.0 million (See Note 11). The carrying value of the Company's senior secured credit facility approximates its fair value since it bears an interest rate that is comparable to rates on similar credit facilities and is determined using Level 2 inputs.
The Company's 2% Exchangeable Senior Notes due 2020 assumed as part of the Company's merger with Spansion Inc. ("Spansion") are traded in the secondary market for debt instruments and are categorized as Level 2. The principal and the estimated fair value of the principal of these notes as of September 29, 2019 were $12.0 million and $57.4 million, respectively. The principal and the estimated fair value of the principal of these notes as of December 30, 2018 were $12.0 million and $30.9 million, respectively. See Note 11 for further details.
The Company’s 4.5% Convertible Senior Notes due 2022 are traded in the secondary market for debt instruments and the fair value is determined using Level 2 inputs. The principal and the estimated fair value of the principal of these notes as of September 29, 2019 were $287.5 million and $498.8 million, respectively. The principal and the estimated fair value of the principal of these notes as of December 30, 2018 were $287.5 million and $336.6 million, respectively. See Note 11 for further details.

The Company's 2% Convertible Senior Notes due 2023 are traded in the secondary market and the fair value is determined using Level 2 inputs. The principal and the estimated fair value of the principal of these notes as of September 29, 2019 were $150.0 million and $178.5 million, respectively. The principal and the estimated fair value of the principal of these notes as of December 30, 2018 were $150.0 million and $140.6 million, respectively. See Note 11 for further details.

NOTE 9. RESTRUCTURING

Since 2016, the Company has launched certain long-term strategic corporate transformation initiatives which required restructuring activities to streamline internal processes and redeploy personnel and resources as discussed below:

2019 Restructuring Plan
In the second quarter of fiscal 2019, the Company began implementation of a reduction in workforce (the "2019 Plan") which resulted in the elimination of approximately 90 positions across various functions. The 2019 Plan is not expected to result in reduction of overall costs as the savings from the positions eliminated will be redeployed. The restructuring cost of $0.4 million and $3.5 million were recorded during the three and nine months ended September 29, 2019, respectively, consisted of personnel costs. The Company anticipates that the restructuring activities under this plan will be completed and fully settled in the first quarter of fiscal 2020.

2018 Restructuring Plan
In fiscal 2018, the Company began implementation of a reduction in workforce (the "2018 Plan") which resulted in the elimination of approximately 130 positions across various functions. The restructuring activities under this plan were completed and the related accruals were fully settled in the third quarter of fiscal 2019.

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

Summary of Restructuring Costs
The following table summarizes the restructuring charges recorded in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Personnel	$392	$234	$3,509	$5,569
Lease termination costs	—	9,757	—	9,757
Total restructuring costs	$392	$9,991	$3,509	$15,326

The following table summarizes the restructuring costs by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Cost of goods sold	$(68)	$(340)	$950	$3,136
Research and development	291	516	1,653	842
Selling, general and administrative	169	9,815	906	11,348
Total restructuring costs	$392	$9,991	$3,509	$15,326

Roll-Forward of the Restructuring Reserves
Restructuring activity under the Company's restructuring plans was as follows:

		(In thousands)
	2019 Plan	2018 Plan	2017 Plan	Spansion Integration Plan	Total
Accrued restructuring balance as of December 30, 2018	$—	$248	$30	$14,258	$14,536
Provision	3,517	(97)	—	89	3,509
Cash payments and other adjustments	(3,008)	(151)	(30)	(14,347)	(17,536)
Accrued restructuring balance as of September 29, 2019	$509	$—	$—	$—	$509
Current portion of the restructuring accrual	$509	$—	$—	$—	$509

NOTE 10. EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION

The following table summarizes the stock-based compensation expense by line item recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Cost of revenues	$5,907	$5,120	$11,408	$12,689
Research and development	7,708	8,206	26,692	28,720
Selling, general and administrative	11,276	10,869	37,666	35,152
Total stock-based compensation expense	$24,891	$24,195	$75,766	$76,561

As of September 29, 2019 and December 30, 2018, stock-based compensation capitalized in inventory was $3.6 million and $2.5 million, respectively.

The following table summarizes the stock-based compensation expense by type of awards:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs")	$24,891	$23,345	$72,372	$72,366
Employee Stock Purchase Plan (“ESPP”) and stock options	—	850	3,394	4,195
Total stock-based compensation expense	$24,891	$24,195	$75,766	$76,561

The following table summarizes the unrecognized stock-based compensation balance, by type of award as of September 29, 2019:

		Weighted- Average Amortization Period
	(In thousands)	(In years)
RSUs and PSUs	$79,549	1.38
Total unrecognized stock-based compensation expense	$79,549	1.38

Equity Incentive Programs
As of September 29, 2019, approximately 29.4 million stock options, or 15.8 million RSUs and PSUs, were available for grant as stock-based awards under the 2013 Stock Plan, the 2010 Equity Incentive Award Plan and the 2012 Incentive Award Plan.

Pursuant to the Merger Agreement, if the proposed Merger with Infineon is completed, each RSU, PSU, and employee or director stock option outstanding at the closing will be cancelled and converted into a right to receive an amount of cash specified in the Merger Agreement (without interest and subject to any applicable tax withholding). Such cash amounts will be payable promptly after the closing in respect of 100% of stock options (whether vested or unvested), 100% of director RSUs, and 50% of most other RSUs outstanding at the closing. Cash amounts for the remaining RSUs and all PSUs outstanding at the closing will generally be payable, subject to continued employment with the surviving corporation, according to the Cypress award’s original vesting schedule (subject to acceleration in certain circumstances). These provisions from the Merger Agreement did not have any impact on the Company's condensed consolidated financial statements for the three and nine months ended September 29, 2019.

In addition, the Merger Agreement provides that no new offering periods under the ESPP will commence during the period between the date of the Merger Agreement and the Effective Time and the ESPP will terminate as of immediately prior to the Effective Time. Accordingly, the Company suspended the ESPP for all participants following the June 28, 2019, share purchase.

Stock Options
The following table summarizes the Company's stock option activities:

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual term	Aggregate Intrinsic Value
	(In thousands, except per-share amounts)		(In years)	($ in millions)
Options outstanding as of December 30, 2018	2,639	$11.75
Exercised	(379)	$8.14
Forfeited or expired	(66)	$21.59
Options outstanding as of March 31, 2019	2,194	$12.07	1.94	$7.3
Exercised	(459)	$12.47
Forfeited or expired	(18)	$20.18
Options outstanding as of June 30, 2019	1,717	$11.88	1.74	$17.8
Exercised	(242)	$13.77
Forfeited or expired	(7)	$23.21
Options outstanding as of September 29, 2019	1,468	$11.51	1.56	$17.2
Options exercisable as of September 29, 2019	1,468	$11.51	1.56	$17.2

No options were granted during the three or nine months ended September 29, 2019 and September 30, 2018.

RSUs and PSUs
The following table summarizes the Company's RSU and PSU activities:

	Shares	Weighted- Average Grant Date Fair Value Per Share
	(In thousands, except per-share amounts)
Balance as of December 30, 2018	10,175	$14.42
Granted	6,026	$15.08
Released	(2,437)	$14.38
Forfeited	(172)	$12.80
Balance as of March 31, 2019	13,592	$14.64
Granted	323	$16.65
Released	(1,330)	$14.11
Forfeited	(225)	$13.50
Balance as of June 30, 2019	12,360	$14.26
Granted	322	$21.89
Released	(2,233)	$11.91
Forfeited	(221)	$15.88
Balance as of September 29, 2019	10,228	$14.97

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

Dividend
On August 2, 2019, the Company's Board of Directors approved a cash dividend of $0.11 per share payable to holders of record of its common stock at the close of the business day on September 26, 2019. This cash dividend was paid on October 17, 2019 and totaled $40.7 million, which was accrued for and shown as "Dividends payable" on the Condensed Consolidated Balance Sheets as of September 29, 2019.

NOTE 11. DEBT

Total debt, including finance lease obligations, is comprised of the following as of September 29, 2019 and December 30, 2018:

	September 29, 2019	December 30, 2018
	(In thousands)
Current portion of long-term debt
Senior Secured Credit Facility:
Revolving Credit Facility	$50,000	$—
Term Loan B	—	5,051
2% Exchangeable Senior Notes due 2020	11,685	—
Finance lease obligations	1,833	1,892
Current portion of long-term debt	63,518	6,943
Revolving credit facility and long-term portion of debt
Senior Secured Credit Facility:
Revolving Credit Facility	347,000	—
Term Loan B	—	462,868
2% Exchangeable Senior Notes due 2020	—	11,438
4.5% Convertible Senior Notes due 2022	264,286	256,726
2% Convertible Senior Notes due 2023	137,788	135,057
Finance lease obligations	7,779	8,146
Credit facility, finance lease obligations, and long-term debt	756,853	874,235
Total debt	$820,371	$881,178

As of September 29, 2019, the Company was in compliance with all of the financial covenants under all of its debt facilities.

Senior Secured Credit Facility: Revolving Credit Facility and Term Loan B
On March 18, 2019, the Company repaid $25.0 million of the outstanding Term Loan B principal. The Company also paid the scheduled quarterly principal payments of $1.3 million per quarter during each of the first, second and third quarters of fiscal 2019.

On July 31, 2019, the Company amended its existing revolving credit facility (the "Revolving Credit Facility") thereby increasing the available amount from $540 million to $700 million and extending its maturity from March 12, 2020 to January 31, 2021. The Company may, at its sole discretion, extend the maturity for another six months to July 31, 2021. The financial covenants were amended to increase the maximum total leverage ratio from 3.75 to 4.0. Subject to the terms and conditions set forth in the amended Revolving Credit Facility, at the Effective Time, the Merger will trigger the change of control provision of the Revolving Credit Facility causing the debt to become payable immediately. The Company borrowed $447 million under the amended Revolving Credit Facility and repaid the entire outstanding Term Loan B principal balance of approximately $448 million as of July 31, 2019, resulting in an extinguishment of Term Loan B, which was scheduled to mature on July 5, 2021. As a result, the Company recorded a debt extinguishment loss of $6.4 million in connection with the write-off of unamortized debt discount and issuance costs, which was recorded in "Interest expense" in the Condensed Consolidated Statements of Operations. On August 30, 2019, the Company repaid $50.0 million of the outstanding amended Revolving Credit Facility.

Interest expense related to the contractual interest expense, the amortization of the debt issuance costs and the amortization of debt discounts was $5.0 million and $18.5 million during the three and nine months ended September 29, 2019. Interest expense related to the contractual interest expense, the amortization of the debt issuance costs and the amortization of debt discounts was $8.7 million and $27.6 million during the three and nine months ended September 30, 2018, respectively.

As of September 29, 2019 and December 30, 2018, the aggregate principal amount of borrowings outstanding under the Credit Facility, all of which related to the Revolving Credit Facility and Term Loan B, respectively, were $397.0 million and $476.3 million, respectively. On September 30, 2019, the Company repaid $50.0 million of the outstanding Revolving Credit Facility and reported such amount as a component of current liabilities as of the end of the fiscal quarter ended September 29, 2019.

2% Exchangeable Senior Notes due 2020
Pursuant to the merger with Spansion, Cypress assumed Spansion's 2% Exchangeable Senior Notes due 2020 (the "Spansion Notes"). The Spansion Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company. The Spansion Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2% per year payable semi-annually in arrears on March 1 and September 1. The Spansion Notes may be due and payable immediately upon certain events of default. The net carrying amount related to the Spansion Notes was reported as a component of current liabilities as of the end of the fiscal quarter ended September 29, 2019.

As of September 29, 2019, the Spansion Notes are exchangeable for 207.3663 shares of common stock per $1,000 principal amount of Spansion Notes (equivalent to an exchange price of approximately $4.82 per share) subject to adjustment upon the occurrence of certain events, including dividends, anti-dilutive issuances and, in certain circumstances, a make-whole adjustment upon a fundamental change. Pursuant to the terms of the indenture governing the Spansion Notes (as amended, the "Spansion Notes Indenture"), a "fundamental change" includes a change in control, a liquidation, consolidation, or merger of the Company or a delisting of the Company’s common stock. Pursuant to the terms of the Spansion Notes Indenture, a fundamental change will not be deemed to have occurred in the case of a person or group becoming the beneficial owner, directly or indirectly, of more than 50% of the Company’s common stock or in the case of a liquidation, consolidation or merger of the Company if, in either case, 90% of the consideration paid in such transaction consists of shares of common equity traded on The New York Stock Exchange or Nasdaq. (See "—Effect of Proposed Merger on the Notes," below)

Prior to June 1, 2020, the Spansion Notes are exchangeable only under certain specified circumstances as described in the Spansion Notes Indenture. One such circumstance is that the Spansion Notes will be exchangeable during any fiscal quarter (and only during such fiscal quarter), if the closing sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than 130% of the exchange price on each applicable trading day. Such condition was met as of the last trading day of each of the Company's fiscal quarters ended June 30, 2019 and September 29, 2019 and, accordingly, the Spansion Notes were and will be exchangeable at the option of their holders during the third and fourth quarters of fiscal 2019. During the three months ended September 29, 2019, the Company received exchange notices representing an immaterial principal amount of Spansion Notes from holders. The Company may pay or deliver, cash, shares or any combination of cash and shares, at its election to settle the exchanges.

The Spansion Notes consisted of the following as of September 29, 2019 and December 30, 2018 (in thousands):

	September 29, 2019	December 30, 2018
Equity component	$22,971	$22,971
Liability component:
Principal	11,990	11,990
Less debt discount and debt issuance costs, net	(305)	(552)
Net carrying amount	$11,685	$11,438

The following table summarizes the components of the total interest expenses on the Spansion Notes recognized during the three and nine months ended September 29, 2019 and September 30, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Contractual interest expense at 2% per annum	$61	$61	$182	$182
Accretion of debt discount	82	76	247	240
Total	$143	$137	$429	$422

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

Prior to October 15, 2021, the 2022 Notes are convertible only under certain specified circumstances as described in the 2022 Notes Indenture. One such circumstance is that the 2022 Notes will be convertible during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. Such condition was met as of the last trading day of each of the Company's fiscal quarters ended June 30, 2019 and September 29, 2019 and, accordingly, the 2022 Notes were and will be convertible at the option of their holders during the third and fourth quarters of fiscal 2019. During the three months ended September 29, 2019, the Company received conversion notices representing an immaterial principal amount of 2022 Notes from holders. Because the Company may elect to settle the 2022 Notes in cash, shares, or a combination of both, the Company continued to classify the 2022 Notes as long-term debt on the Condensed Consolidated Balance Sheets as of September 29, 2019.

The 2022 Notes consisted of the following as of September 29, 2019 and December 30, 2018 (in thousands):

	September 29, 2019	December 30, 2018
Equity component	$47,686	$47,686
Liability component:
Principal	287,500	287,500
Less debt discount and debt issuance costs, net	(23,214)	(30,774)
Net carrying amount	$264,286	$256,726

The following table includes total interest expense related to the 2022 Notes recognized during the three and nine months ended September 29, 2019 and September 30, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Contractual interest expense	$3,198	$3,198	$9,667	$9,667
Amortization of debt issuance costs	317	317	958	958
Accretion of debt discount	2,184	2,184	6,602	6,602
Total	$5,699	$5,699	$17,227	$17,227

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

The 2023 Notes consisted of the following as of September 29, 2019 and December 30, 2018 (in thousands):

	September 29, 2019	December 30, 2018
Equity component	$15,028	$15,028
Liability component:
Principal	150,000	150,000
Less debt discount and debt issuance costs, net	(12,212)	(14,943)
Net carrying amount	$137,788	$135,057

The following table includes total interest expense related to the 2023 Notes recognized during the three and nine months ended September 29, 2019 and September 30, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Contractual interest expense	$748	$748	$2,244	$2,244
Amortization of debt issuance costs	176	175	526	525
Accretion of debt discount	734	735	2,205	2,205
Total	$1,658	$1,658	$4,975	$4,974

For more information on the Spansion Notes, the 2022 Notes, and the 2023 Notes, see Note 15 Debt of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2018.

Effect of Proposed Merger on the Notes
The proposed Merger will constitute a “fundamental change” (as defined in each of the indentures governing the Spansion Notes, 2022 Notes and 2023 Notes). As a result, holders of the Spansion Notes, 2022 Notes and 2023 Notes will be entitled to either (a) convert or exchange such holder's notes based on the applicable conversion or exchange rate for such notes in effect on the applicable exchange date or conversion date (as increased by additional make-whole shares to the extent such notes are converted after the Effective Time and prior to the Fundamental Change Repurchase Date (as defined in the applicable indenture)) or (b) require the surviving corporation to repurchase that holder's notes (or any portion of principal amount thereof that is equal to $1,000 or an integral multiple of $1,000 in excess thereof) of the applicable series for cash on a date specified by the surviving corporation in accordance with the applicable indenture at a purchase price of 100% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the Fundamental Change Repurchase Date (as defined in the applicable indenture). Alternatively, holders of Cypress's outstanding exchangeable or convertible notes can continue to hold such notes, which, following the Effective Time, will be convertible or exchangeable only into an amount of cash equal to
$23.85 per share multiplied by the applicable exchange or conversion rate as described above.

Future Debt Payments
The future scheduled principal payments for the Company's outstanding debt as of September 29, 2019 were as follows (in thousands):

Fiscal Year	Total
2019 (remaining three months)	$50,010
2020 (1)	11,984
2021	347,000
2022 (1)	287,496
2023	150,000
Total (excluding finance leases)	$846,490
Finance lease liabilities	9,612
Total debt	$856,102

(1) The future principal payments of the Spansion Notes and the 2022 Notes are presented in the above table based on scheduled due dates. Such notes have become exchangeable or convertible (as applicable) at the option of their holders during the third and fourth quarters of fiscal 2019.
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

Supplemental balance sheet information related to leases was as follows (in thousands):

As of
September 29, 2019
Finance Leases
Property and equipment, at cost	$9,583
Accumulated depreciation	(1,487)
Property and equipment, net	$8,096

Finance leases included in current portion of long-term debt	$1,833
Finance leases included in revolving credit facility and long-term portion of debt	7,779
Total finance lease liabilities	$9,612

Operating Leases
Operating lease right-of-use assets	$44,212
Operating leases included in other current liabilities	12,717
Operating leases included in other long-term liabilities	33,653
Total operating lease liabilities	$46,370

The component of lease costs was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 29, 2019
Lease cost
Finance lease cost
Amortization of right-of-use assets	$437	$1,263
Interest on lease liabilities	99	299
Operating lease cost	4,126	11,426
Short term lease cost	55	543
Variable lease cost	505	1,454
Total lease cost	$5,222	$14,985

Other information related to leases were as follows:

Nine Months Ended September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash flows from finance leases	$299
Operating cash flows from operating leases	$7,378
Financing cash flows from finance leases	$1,271

Weighted-average remaining lease term (in years):	September 29, 2019
Finance leases	5.17
Operating leases	5.41
Weighted-average discount rate:
Finance leases	3.98%
Operating leases	6.89%

As of September 29, 2019, the maturities of the Company's lease liabilities are as follows:

	Operating lease liabilities	Finance lease liabilities
Fiscal Year	(In thousands)
2019 (remaining three months)	$3,980	$537
2020	16,068	2,196
2021	8,384	2,189
2022	6,177	2,191
2023	4,742	2,049
Thereafter	18,806	1,456
Total undiscounted future cash flows	$58,157	$10,618
Less: Imputed interest	$11,787	$1,006
Present value of undiscounted future cash flows	$46,370	$9,612

Presentation on statement of financial position
Current	$12,717	$1,833
Non-current	$33,653	$7,779

As of December 30, 2018, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2019	$29,315
2020	12,860
2021	8,176
2022	6,241
2023	2,476
Thereafter	3,808
Total	$62,876

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
The following table presents the Company's warranty reserve activities:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Beginning balance	$3,555	$4,445	$3,982	$4,445
Settlements made	(2,252)	(1,456)	(4,637)	(4,434)
Provisions	2,252	1,456	4,210	4,434
Ending balance	$3,555	$4,445	$3,555	$4,445

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

Following the public announcement of the Merger Agreement, purported stockholders of the Company filed nine lawsuits against the Company and the members of our Board of Directors: Wang v. Cypress Semiconductor Corp. et al., 19-cv-03855 (N.D. Cal., filed July 3, 2019; dismissed September 9, 2019); Wheby v. Cypress Semiconductor Corp. et al., 19-cv-01267 (D. Del., filed July 8, 2019); Baxter v. Cypress Semiconductor Corp. et al., 19-cv-03944 (N.D. Cal., filed July 9, 2019; dismissed October 4, 2019); Salpeter-Levy v. Cypress Semiconductor Corp. et al., 19-cv-06369 (S.D.N.Y., filed July 10, 2019; dismissed September 13, 2019); Jeweltex Mfg. Inc. Ret. Plan v. Cypress Semiconductor Corp. et al., 19-cv-03978 (N.D. Cal., filed July 11, 2019; dismissed October 8, 2019); Hatt v. Cypress Semiconductor Corp. et al., 19-cv-15400 (D.N.J., filed July 15, 2019; dismissed October 16, 2019); Starosciak v. Cypress Semiconductor Corporation et al., 19-cv-01315 (D. Del., filed on July 16, 2019); Fredericks v. Cypress Semiconductor Corporation et al., 19-cv-04139 (N.D. Cal., filed on July 18, 2019; dismissed September 18, 2019); and Nozawa v. Cypress Semiconductor Corporation et al., 19-cv-06821 (S.D.N.Y., filed on July 23, 2019; dismissed October 3, 2019).  Wheby is a purported class action. Eight of the complaints contend, among other things, that the Company’s preliminary proxy statement on Schedule 14A, filed July 2, 2019, misstated or failed to disclose certain allegedly material information in violation of federal securities laws (and one complaint, Fredericks, alleged similar theories based on the

Company’s definitive proxy statement on Schedule 14A, filed July 16, 2019).  Each complaint seeks equitable relief, including an injunction of the Merger, among other remedies. As noted above, in September and October of 2019, six of the nine complaints were voluntarily dismissed by their respective plaintiffs with prejudice (which means they cannot be refiled), except that Hatt was dismissed without prejudice and each plaintiff reserved the right to file a motion for fees. Although we cannot predict the ultimate outcome of these cases with certainty, the Company believes that these lawsuits are without merit and intends to defend against them vigorously.

On September 23, 2019, a patent infringement lawsuit was filed by Bandspeed LLC (Case No. 19-cv-00936, W.D. Tex.) against the Company, alleging infringement of eight patents and seeking an unspecified amount of damages and an award of attorneys’ fees and costs.

On October 4, 2019, a patent infringement lawsuit was filed by Sentient Sensors, LLC (Case No. 19-cv-01868, D. Del.) against the Company, alleging infringement of a single patent and seeking an unspecified amount of damages, declaratory relief, injunctive relief, and an award of attorneys’ fees and costs.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of September 29, 2019 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

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
It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments the Company has made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations. As of September 29, 2019, management believes that if the Company were to incur a loss (in excess of amounts already recognized) in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, though there can be no assurance in this regard.

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

Cash Flow Hedges
The Company enters into cash flow hedges to protect non-functional currency inventory purchases and certain other operational expenses, in addition to its ongoing program of cash flow hedges to protect its non-functional currency revenues against variability in cash flows due to foreign currency fluctuations. The Company’s foreign currency forward contracts that were designated as cash flow hedges generally have maturities between three and thirteen months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a monthly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. Prior to the second quarter of 2018, interest charges or "forward points" on the forward contracts were excluded from the assessment of hedge effectiveness and were recorded in interest and other income, net in the Condensed Consolidated Statements of Operations. Commencing in the second quarter of 2018, interest charges or "forward points" on newly entered forward contracts are included in the assessment of hedge effectiveness, and are recorded in the underlying hedged items in the Condensed Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or costs, depending on the risk hedged. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net in its Condensed Consolidated Statements of Operations at that time. For the nine months ended September 29, 2019 and September 30, 2018, the Company had a net loss of $0.5 million and a net loss of $1.7 million, which was related to foreign currency forward contracts, recorded in other comprehensive income (loss), respectively. As of September 29, 2019 and December 30, 2018, the accumulated other comprehensive income (loss) related to foreign currency forward contracts was a loss of $38,500 and a gain of $0.4 million, respectively.

The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in other income, net in its Condensed Consolidated Statements of Operations.

Designated Hedges
Total notional amounts of net outstanding contracts were as summarized below:

Buy / Sell	September 29, 2019	December 30, 2018
(In millions)
U.S. dollar / Japanese Yen	$37.0 / ¥3,900	$44.5 / ¥4,850
Japanese Yen / U.S. dollar	¥5,400 / $51.0	¥10,827 / $98.8

Non-designated hedges
Total notional amounts of net outstanding contracts were as summarized below:

Buy / Sell	September 29, 2019	December 30, 2018
(In millions)
EUR / U.S. dollar	€1.5 / $1.7
U.S. dollar / EUR	$0.8 / €0.7	$9.1 / €8.0
U.S. dollar / Japanese Yen	$37.4 / ¥4,030	$13.2 / ¥1,430
Japanese Yen / U.S. dollar	¥7,877 / $73.6	¥4,210 / $38.0

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

For the nine months ended September 29, 2019 and September 30, 2018, the Company had a net loss of $17.5 million and a net gain of $5.9 million, which was related to interest rate swap, recorded in other comprehensive income (loss), respectively. As of September 29, 2019 and December 30, 2018, the accumulated other comprehensive income (loss) related to these interest rate swaps was a loss of $18.8 million and a loss of $1.3 million, respectively.

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2019 was as follows:

	Three Months Ended				Nine Months Ended
	September 29, 2019
	(In thousands)
	Revenue	Cost of Goods Sold	Operating Expenses	Interest Expense	Revenue	Cost of Goods Sold	Operating Expenses	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value and cash flow hedges are recorded	$574,521	$358,080	$171,216	$17,889	$1,645,746	$1,028,138	$527,081	$43,778

Gain or (loss) on cash flow hedge relationships in Subtopic ASC 815-20:
Interest rate contracts
Amount of gain or (loss) reclassified from AOCI into income	$—	$—	$—	$106	$—	$—	$—	$835
Foreign exchange contracts
Amount of gain or (loss) reclassified from AOCI into income	$(86)	$381	$57	$—	$482	$(210)	$9	$—

The gross fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of September 29, 2019 and December 30, 2018 were as follows:

	September 29, 2019		December 30, 2018
Balance Sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(In thousands)
Other Current Assets
Derivative Asset	$720	$236	$2,767	$725
Non-Current Assets
Derivative Asset	$—	$—	$1,419	$—
Other Current Liabilities
Derivative Liability	$1,985	$771	$1,210	$411
Non-Current Liabilities
Derivative Liability	$17,483	$—	$4,051	$—

NOTE 15. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands, except per-share amounts)
Net income attributable to Cypress	$12,683	$50,695	$19,668	$87,478
Weighted-average common shares	369,241	361,631	366,444	358,560
Weighted-average diluted shares	388,243	374,266	381,633	373,064
Net income per share—basic	$0.03	$0.14	$0.05	$0.24
Net income per share—diluted	$0.03	$0.14	$0.05	$0.23

For the three months ended September 29, 2019 and September 30, 2018, approximately 14,000 and 2.8 million weighted average potentially dilutive shares underlying outstanding stock-based awards and convertible debt, respectively, were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive. For the nine months ended September 29, 2019 and September 30, 2018, approximately 1.4 million and 2.7 million weighted average potentially dilutive shares underlying outstanding stock-based awards and convertible debt, respectively, were excluded in the computation of diluted net income per share because their effect would have been anti-dilutive.

NOTE 16. INCOME TAXES

The Company's income tax expense was $16.2 million and $5.6 million for the three months ended September 29, 2019 and September 30, 2018, respectively. The Company's income tax benefit / (expense) was $2.7 million and $(15.8) million for the nine months ended September 29, 2019 and September 30, 2018, respectively. The provision for the three months ended September 29, 2019 was primarily due to pre-tax income changes as well as various discrete items. The income tax expense for the three months ended September 30, 2018 was primarily attributable to non-U.S. taxes associated with the Company's non-U.S. operations.

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses its valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. During the fourth quarter of 2018, the Company emerged from a cumulative loss position over the previous three years. The cumulative three-year pre-tax income is considered positive evidence which is objective and verifiable and thus received significant weighting. The continued pattern of income before tax, recent global restructuring executed in fiscal 2018 and projected future operating income in the U.S. was additional positive evidence. As a result, the Company released $343.3 million of the valuation allowance attributable to certain U.S. deferred tax assets during 2018. Based on management’s assessment of the realizability of deferred tax assets, there was no change to the previously recorded valuation allowances during the three and nine months ended September 29, 2019.

Unrecognized Tax Benefits
Gross unrecognized tax benefits were $131.9 million and $121.9 million as of September 29, 2019 and December 30, 2018, respectively. As of September 29, 2019, and December 30, 2018, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate totaled $75.6 million and $65.8 million, respectively.
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

Classification of Interest and Penalties
The Company classifies interest and penalties as components of the income tax provision in the Condensed Consolidated Statements of Operations. As of September 29, 2019 and December 30, 2018, the amounts of accrued interest and penalties totaled $13.8 million and $13.0 million, respectively.

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
The Company's segments are MCD (Microcontroller and Connectivity Division) and MPD (Memory Products Division).
Income Before Income Taxes

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
MCD	$61,948	$58,896	$110,302	$108,467
MPD	56,513	96,650	212,313	278,579
Unallocated items:
Stock-based compensation expense	(24,891)	(24,195)	(75,766)	(76,561)
Restructuring charges	(392)	(9,991)	(3,509)	(15,326)
Amortization of intangible assets and other	(51,394)	(55,875)	(155,518)	(164,256)
Merger-related expenses	(3,043)	—	(11,452)	—
Changes related to debt extinguishment	(6,402)	—	(6,402)	630
Other adjustments	(2,036)	(5,463)	(15,609)	(17,201)
Income from operations before income taxes	$30,303	$60,022	$54,359	$114,332

The Company does not allocate stock-based compensation, changes in value of deferred compensation plan, restructuring charges, merger-related expenses, amortization of intangible assets and certain other expenses to its segments.

Geographical Information
Property, plant and equipment, net, excluding finance leases, by geographic locations were as follows:

	As of
	September 29, 2019	December 30, 2018
	(In thousands)
United States	$149,830	$173,973
Philippines	31,828	33,413
Thailand	31,439	34,581
Japan	10,554	11,251
Other	31,208	29,768
Total property, plant and equipment (excluding finance leases), net	$254,859	$282,986

The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the Company’s CODM does not review asset information on a segment basis.

Customer Information
Outstanding accounts receivable from two of the Company's distributors accounted for 15.7% and 13.4% of its consolidated accounts receivable as of September 29, 2019. Outstanding accounts receivable from one of the Company's distributors accounted for 25.0% of its consolidated accounts receivable as of December 30, 2018.
Revenue from sales to two of the Company's distributors accounted for 18.0% and 10.2% of its consolidated revenues for the three months ended September 29, 2019. Revenue from sales to two of the Company's distributors accounted for 16.6% and 14.0% of its consolidated revenues for the nine months ended September 29, 2019. No other distributors or end-customers accounted for 10% or more of the Company's consolidated revenues for the three months or nine months ended September 29, 2019.
Revenue from sales to two of the Company’s distributors accounted for 17.7% and 15.1% of its consolidated revenues for the three months ended September 30, 2018. Revenue from sales to two of the Company’s distributors accounted for 18.6% and 13.8% of its consolidated revenues for the nine months ended September 30, 2018. No other distributors or end-customers accounted for 10% or more of the Company's consolidated revenues for the three months or nine months ended September 30, 2018.

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive loss, net of tax, by components are as follows (in thousands):

	Accumulated net unrealized income (loss) on cash flow hedges and other	Accumulated unrecognized gain (loss) on the Defined Benefit Plan	Accumulated other comprehensive income (loss)
Balance as of December 30, 2018	$(763)	$2,592	$1,829
Other comprehensive income (loss) before reclassification	(5,938)	—	(5,938)
Amounts reclassified to operating income	(502)	—	(502)
Net unrealized gain (loss) on the defined benefit plan	—	(13)	(13)
Balance as of March 31, 2019	$(7,203)	$2,579	$(4,624)
Other comprehensive income (loss) before reclassification	$(6,963)	$—	$(6,963)
Amounts reclassified to operating income	(156)	—	(156)
Net unrealized gain (loss) on the defined benefit plan	—	(928)	(928)
Balance as of June 30, 2019	$(14,322)	$1,651	$(12,671)
Other comprehensive income (loss) before reclassification	$(3,816)	$—	$(3,816)
Amounts reclassified to operating income	(458)	—	(458)
Net unrealized gain (loss) on the defined benefit plan	—	10	10
Balance as of September 29, 2019	$(18,596)	$1,661	$(16,935)

NOTE 19. RELATED-PARTY TRANSACTIONS

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

For the indicated periods, the following table presents information on the Company's transactions with such entities occurring at a time when the other entity was a related party of the Company:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Total revenues	$3,092	$22	$6,738	$211
Total purchases	$1,862	$5,776	$6,626	$11,146

As of September 29, 2019, and September 30, 2018, amounts due from these parties totaled $4.8 million and $65,000, respectively, and amounts due to these parties totaled $1.0 million and $2.0 million, respectively.

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

Proposed Merger

Refer to Note 2 Merger Agreement of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report for a description of our pending acquisition by Infineon Technologies AG ("Infineon").

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

Memory Products Division
MPD focuses on fail-safe storage and datalogging solutions for mission critical applications. The portfolio includes specialized, high-performance parallel and serial NOR flash memories, static random access memories ("SRAM"), F-RAM™ ferroelectric memory devices, nonvolatile SRAMs ("nvSRAM"), nonvolatile DIMM (''NVDIMM"), PowerGEM® energy modules and other specialty memories.

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

Results of Operations

Revenues
Our total revenue decreased by $98.5 million, or 14.6%, to $574.5 million in the three months ended September 29, 2019 compared to the same period in the prior year. Revenue from the NAND flash business which was divested on April 1, 2019 was $43.3 million in the three months ended September 30, 2018. Excluding the impact of the NAND flash business divestiture, our total revenues decreased by $55.2 million, or 8.8%, for the three months ended September 29, 2019 compared to the same period in the prior year. The decrease was primarily due to demand softening across our NOR flash and microcontroller businesses.

Our total revenues decreased by $233.6 million, or 12.4%, to $1,645.7 million in the nine months ended September 29, 2019 compared to the same period in the prior year. The decrease was attributable in part to the divestiture of our NAND flash business, which was completed on April 1, 2019. Revenue from the NAND flash business decreased by $106.8 million to $31.1 million in the nine months ended September 29, 2019 compared to the same period in the prior year. The remainder of the decrease was primarily due to demand softening across our NOR flash, microcontroller and wireless connectivity businesses.
The following table summarizes our consolidated revenues by segment:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Microcontroller and Connectivity Division ("MCD")	$410,748	$413,413	$1,075,363	$1,118,649
Memory Products Division ("MPD")	163,773	259,622	570,383	760,717
Total revenues	$574,521	$673,035	$1,645,746	$1,879,366

Microcontroller and Connectivity Division:
Revenues recorded by MCD decreased by $2.7 million, or 0.6%, in the three months ended September 29, 2019 compared to the same prior year period. The decrease was primarily due to a decline in demand for microcontroller products.

Revenues recorded by MCD decreased by $43.3 million, or 3.9%, in the nine months ended September 29, 2019 compared to the same prior year period. The decrease was primarily due to a decline in demand for microcontroller and wireless connectivity products.

Memory Products Division:
Revenues recorded by MPD decreased by $95.8 million, or 36.9%, in the three months ended September 29, 2019 compared to the same prior year period. The decrease was primarily due to the divestiture of our NAND flash business, which was completed on April 1, 2019, and due to a decline in revenue from NOR flash products. Revenue from the divested NAND flash business was $43.3 million in the three months ended September 30, 2018.

Revenues recorded by MPD decreased by $190.3 million, or 25.0%, in the nine months ended September 29, 2019 compared to the same prior year period. The decrease was primarily due to a decline in demand for NAND flash and NOR flash products, and the divestiture of our NAND flash business, which was completed on April 1, 2019. Revenue from the NAND flash business decreased by $106.8 million to $31.1 million in the nine months ended September 29, 2019 compared to the same period in the prior year.

Gross Profit & Margin

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Revenues	$574,521	$673,035	$1,645,746	$1,879,366
Less: Cost of revenues	358,080	413,320	1,028,138	1,173,121
Gross profit	$216,441	$259,715	$617,608	$706,245
Gross margin (%)	37.7%	38.6%	37.5%	37.6%

Our gross margin decreased to 37.7% in the three months ended September 29, 2019 from 38.6% in the three months ended September 30, 2018. A primary driver was the decrease in revenue in the third quarter of fiscal 2019 compared to the same period a year ago causing an increase in amortization expense from intangible assets as a percentage of revenue. Amortization of intangible assets included in cost of revenue was $46.9 million or 8.2% of revenues in the third quarter of fiscal 2019 compared to $50.2 million or 7.5% of revenues in the third quarter of fiscal 2018. This impact was partially offset by certain items which improved gross margin recorded in the third quarter of fiscal 2019 compared to same period in 2018. These favorable items included a shift in the product mix toward higher density memory products, a decrease in sales of commoditized products, which was due in part to the divestiture of the NAND business effective the second quarter of fiscal 2019, and a reduction in the cost of certain products.

Our gross margin remained relatively flat in the nine months ended September 29, 2019 as compared to the nine months ended September 30, 2018. We experienced a decrease in revenue in the nine months ended September 29, 2019 as compared to the same prior year period causing an increase in amortization expense from intangible assets as a percentage of revenue. Amortization of intangible assets included in cost of revenue was $140.6 million or 8.5% of revenues in the nine months ended September 29, 2019 compared to $146.4 million or 7.8% of revenues in the same prior year period. Gross margin was also unfavorably impacted by a decrease in the sale of inventory that was previously written off or written down for the nine months ended September 29, 2019 as compared to the same prior year period. Gross margins in the nine months ended September 29, 2019 and September 30, 2018 benefited 0.5% and 0.9%, respectively, from the sale of previously reserved inventory. The above unfavorable items impacting gross margin were offset by certain items which improved gross margin. The primary drivers of the offsetting improvements in gross margin were a shift in the product mix toward higher density memory products, a decrease in sales of commoditized products, which was due in part to the divestiture of the NAND business effective the second quarter of fiscal 2019, and a reduction in the cost of certain products.

Research and Development ("R&D") Expenses

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
R&D expenses	$89,253	$91,691	$271,498	$281,617
As a percentage of revenues	15.5%	13.6%	16.5%	15.0%
R&D expenses decreased by $2.4 million in the three months ended September 29, 2019 compared to the same period of the prior year. The decrease was mainly attributable to a $4.0 million decrease in labor costs due to reductions in variable compensation expenses and deferred compensation expenses. These decreases were partially offset by a $1.1 million increase in outside service provider costs, and a $0.9 million increase in software expenses.

R&D expenses decreased by $10.1 million in the nine months ended September 29, 2019 compared to the same period of the prior year. The decrease was mainly attributable to a $15.6 million decrease in labor costs due to reductions in variable compensation expenses and a $2.0 million decrease in stock-based compensation. These decreases were partially offset by a $2.7 million increase in outside service provider costs, a $2.5 million increase in software expenses, a $1.4 million increase in deferred compensation expenses, and a $0.8 million increase in restructuring charges.

Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
SG&A expenses	$81,963	$92,943	$255,583	$262,940
As a percentage of revenues	14.3%	13.8%	15.5%	14.0%

SG&A expenses decreased by $11.0 million in the three months ended September 29, 2019 compared to the same period of the prior year. The decrease was mainly due to a $9.6 million decrease in restructuring charges, and a $4.3 million decrease in third-party commission expenses. These decreases were partially offset by expenses of $3.0 million associated with our proposed Merger with Infineon.

SG&A expenses decreased by $7.4 million in the nine months ended September 29, 2019 compared to the same period of the prior year. The decrease was mainly due to a $10.4 million decrease in restructuring charges, a $9.3 million decrease in third-party commission expenses and a $5.1 million decrease in professional fees. These decreases were partially offset by an $11.4 million increase in merger-related expenses associated with our proposed Merger with Infineon, a $2.5 million increase in stock-based compensation expense, a $1.5 million increase primarily due to incremental loss related to adjustments in certain assets and transition services, and an increase of $1.4 million in facility-related expenses.

Income Taxes

Our income tax expense was $16.2 million and $5.6 million for the three months ended September 29, 2019 and September 30, 2018, respectively. Our income tax benefit / (expense) was $2.7 million and $(15.8) million for the nine months ended September 29, 2019 and September 30, 2018, respectively. The provision for the three months ended September 29, 2019 was primarily due to pre-tax income changes as well as various discrete items. The income tax expense for the three months ended September 30, 2018 was primarily attributable to non-U.S. taxes associated with the Company's non-U.S. operations.

Impairment of Equity-Method Investment in Deca Technologies, Inc.

In the second quarter of fiscal 2019, we recorded a $29.5 million impairment charge for the equity-method investment in Deca Technologies, Inc. ("Deca"). The carrying value of our investment in Deca was $25.6 million and $65.1 million as of September 29, 2019 and December 30, 2018, respectively. There continues to be a substantial risk that the carrying value of this investment may be further impaired in the future as described in Note 7 Equity-Method Investments of the Notes to Condensed Consolidated Financial Statements and Part II, Item 1A Risk Factors in this Quarterly Report.

Liquidity and Capital Resources

On July 31, 2019, we amended our existing revolving credit facility (the "Revolving Credit Facility") thereby increasing the available amount from $540 million to $700 million and extending its maturity from March 12, 2020 to January 31, 2021. We may, at our sole discretion, extend the maturity for another six months to July 31, 2021. The financial covenants were amended to increase the maximum total leverage ratio from 3.75 to 4.0. Subject to the terms and conditions set forth in the amended Revolving Credit Facility, at the effective time of the Merger, the Merger will trigger the change of control provision of the Revolving Credit Facility causing the debt to become payable immediately. We borrowed $447 million under the amended Revolving Credit Facility and repaid the entire outstanding Term Loan B principal balance of approximately $448 million as of July 31, 2019, resulting in an extinguishment of Term Loan B, which was otherwise scheduled to mature on July 5, 2021. Our Revolving Credit Facility had a balance of $397.0 million as of September 29, 2019. On September 30, 2019, we repaid $50.0 million of the outstanding Revolving Credit Facility.

The following table summarizes information regarding our cash and cash equivalents and working capital:

	As of
	September 29, 2019	December 30, 2018
	(In thousands)
Cash and cash equivalents	$343,027	$285,720
Working capital, net	$475,558	$396,208

Key Components of Cash Flows

	Nine Months Ended
	September 29, 2019	September 30, 2018
	(In thousands)
Net cash provided by operating activities	$244,668	$329,485
Net cash used in investing activities	$(13,253)	$(43,700)
Net cash used in financing activities	$(174,108)	$(232,634)

Operating Activities
Net cash provided by operating activities during the nine months ended September 29, 2019 was $244.7 million as compared to $329.5 million in the nine months ended September 30, 2018. Net income recorded during the nine months ended September 29, 2019 was $19.7 million which included net non-cash and other items of $352.8 million. The non-cash and other items primarily consisted of:

•	depreciation and amortization of $213.6 million;

•	stock-based compensation expense of $75.8 million;

•	impairment of investment in Deca of $29.5 million;

•	accretion of interest expense on senior exchangeable notes and amortization of debt and financing costs on other debt of $13.9 million;

•	loss on extinguishment of debt of $6.4 million;

•	restructuring costs and other adjustments of $4.4 million; and

•	loss on sale of NAND business to joint venture of $1.7 million.
Cash from operations in the nine months ended September 29, 2019 was impacted by a $127.7 million net increase in operating assets and liabilities. Such net increase was primarily due to the following:

•
an increase in accounts receivable of $62.3 million due to a transition of business between certain distributors in Japan during the third quarter of fiscal 2019 and timing of invoicing and collections (days sales outstanding for the nine months ended September 29, 2019 was 62 days as compared to 55 days in the nine months ended September 30, 2018);

•	$53.8 million in operating lease right-of-use assets recorded upon adoption of ASC 842, partially offset by $46.4 million of operating lease liability;

•	an increase in inventories of $32.5 million primarily due to inventory builds to support certain supplier transitions; and

•
a decrease in accounts payable and accrued and other liabilities of $73.0 million mainly due to timing of payments to vendors (days payable outstanding for the nine months ended September 29, 2019 was 54 days as compared to 58 days in the nine months ended September 30, 2018).

The increase in operating assets and liabilities was partially offset by an increase of $43.6 million in price adjustments and other revenue reserves for sales to distributors (the "DPA Reserve"). The increase in the DPA Reserve was mainly due to a transition of business between certain distributors in Japan during the third quarter of fiscal 2019.

Investing Activities
During the nine months ended September 29, 2019, we used approximately $13.3 million of cash in our investing activities primarily due to:

•	property and equipment expenditures of $28.6 million relating to purchases of certain manufacturing facility equipment; and

•	cash paid for equity method investments of $2.4 million.
These cash outflows were partially offset by $6.6 million in net distributions for the deferred compensation plan and proceeds of $11.1 million from our sale of the NAND business to a joint venture.

Financing Activities
During the nine months ended September 29, 2019, we used approximately $174.1 million of cash in our financing activities, primarily related to:

•	payments of $476.3 million on Term Loan B;

•	dividend payments of $120.2 million;

•	payments of $50.0 million on our Revolving Credit Facility;

•	payments of $6.5 million on net shares settlement of restricted stock units; and

•	payments of $1.3 million on finance lease liabilities.
These payments were partially offset by proceeds of $447.0 million from draws on our Revolving Credit Facility and proceeds of $35.3 million from employee equity awards.

Liquidity and Contractual Obligations

Contractual Obligations
The following table summarizes our contractual obligations as of September 29, 2019:

	Total	2019 (Remaining 3 months)	2020 and 2021	2022 and 2023	After 2023
	(In thousands)
Purchase obligations (1)	$216,457	$24,867	$133,600	$57,990	$—
Operating lease commitments	58,157	3,980	24,452	10,919	18,806
Finance lease commitments	10,618	537	4,385	4,240	1,456
Revolving credit facility	397,000	50,000	347,000	—	—
2% Exchangeable Senior Notes due 2020 (2)	11,990	6	11,984	—	—
4.5% Convertible Senior Notes due 2022 (2)	287,500	4	—	287,496	—
2% Convertible Senior Notes due 2023	150,000	—	—	150,000	—
Interest and commitment fee due on debt (3)	59,312	3,039	45,304	10,969	—
Asset retirement obligations	6,036	1,634	4,058	344	—
Total contractual obligations (4)	$1,197,070	$84,067	$570,783	$521,958	$20,262

(1)
Purchase obligations primarily include commitments under "take or pay" arrangements, non-cancelable purchase orders for materials, services, manufacturing equipment, building improvements and supplies in the ordinary course of business. Purchase obligations are defined as enforceable agreements that are legally binding on us and that specify all significant terms, including quantity, price and timing. Excluded from this total are purchase orders for $40.9 million that became cancelable during the quarter ended September 29, 2019 due to a change in control agreement that the other party entered into on September 26, 2019 and which became effective in October 2019.

(2)	The notes are presented based on scheduled payment due dates and have become exchangeable or convertible (as applicable) at the holders' options during the third and fourth quarters of fiscal 2019.

(3)	Interest and commitment fees due on variable debt is based on the effective interest rates as of September 29, 2019.

(4)
Total contractual obligations do not include transaction fees of approximately $63 million which are contingently payable upon the completion of the proposed Merger with Infineon. If the proposed Merger does not close under circumstances in which we receive a reverse break-up fee, transaction fees of approximately $22.2 million are contingently payable by us. Additionally, the contractual obligations do not include $9.7 million in retention bonuses awarded to certain employees, 50% of which are payable upon the closing of the Merger, and the remaining 50% of which are potentially payable six months after the closing of the Merger.

Capital Resources and Financial Condition

As of September 29, 2019, our cash, cash equivalents and short-term investment balance was $343.0 million as compared to $285.7 million as of December 30, 2018.  As of September 29, 2019, approximately 10.3% of our cash and cash equivalents were held by our non-U.S. subsidiaries. While these amounts are primarily denominated in U.S. dollars, a portion is denominated in foreign currencies. All non-U.S. cash balances are exposed to local political, banking, currency control, and other risks. In addition, these amounts, if repatriated, may be subject to tax and other transfer restrictions.
We believe that the liquidity provided by existing cash, cash equivalents, and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, should economic conditions and/or financial, business and other factors beyond our control adversely affect the estimates of our future cash requirements, we could be required to fund our cash requirements by alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us or at all. In addition, we may choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, pursue strategic initiatives (including the acquisition of other companies) and provide us with additional flexibility to take advantage of other business opportunities that arise. As of September 29, 2019, we were in compliance with all of the financial covenants under all of our debt facilities.
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

Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to our Revolving Credit Facility and exchangeable notes. Interest on the exchangeable notes is fixed and interest on our Revolving Credit Facility is tied to short-term interest rate benchmarks including the prime rate and the London inter-bank offered rate, or LIBOR.

A one hundred basis point change in the contractual interest rates would change our interest expense for the Revolving Credit Facility by approximately $1.0 million annually.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 29, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Uncertainty about the effect of our pending acquisition (the "Merger") by Infineon Technologies AG ("Infineon") on our employees, partners, customers, and other third parties may disrupt our sales and marketing or other key business activities and may have a material adverse effect on our business, financial condition, results of operations, cash flows, and stock price. We are subject to risks in connection with the announcement and pendency of the Merger including the following:

•	the uncertainty of the pending Merger may cause our existing customers to investigate alternatives and/or switch to alternate suppliers;

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
We face a risk that the proposed acquisition of the Company by Infineon might not be completed. Each of our and Infineon’s obligations to complete the Merger is subject to a number of conditions specified in the Merger Agreement, including, among others: (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Cypress common stock; (ii) the absence of any law prohibiting or order preventing the completion of the Merger; (iii) the receipt of clearance from the Committee on Foreign Investment in the United States, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Waiting Period"), the receipt of any applicable clearance or affirmative approval by the Anti-Monopoly Bureau of the State Administration for Market Regulation in the People’s Republic of China, approval from the European Commission under the European Merger Regulation, and the expiration of any applicable waiting periods or any applicable authorizations or affirmative approvals of certain other non-U.S. governmental authorities under antitrust laws; (iv) the absence of a material adverse effect with respect to Cypress; and (v) compliance in all material respects on the part of each of Cypress and Infineon with such party’s covenants under the Merger Agreement. As of October 30, 2019, stockholder approval for the Merger has been obtained, the applicable HSR Waiting Period has been terminated, and the Merger has received clearance from the European Commission and from antitrust regulators in the Philippines and South Korea. However, there can be no assurance that the other conditions to the completion of the Merger will be satisfied in a timely manner or at all. If the Merger is not completed, Cypress's stockholders will not receive the proposed Merger consideration.
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

SkyHigh is not under our control and we might be unaware of, or unable to correct, any operating or product issues that may develop. Any failure by SkyHigh to satisfy customer expectations could adversely impact our own relationships with such customers and/or the reputation of our brand. Any failure by SkyHigh to meet its commitments to Cypress under our back-end manufacturing agreement could cause Cypress's assembly and testing facilities to be underutilized and could adversely affect Cypress's operating margins. In addition, there can be no assurance that the joint venture will be profitable. We therefore face a risk that our investment might not generate meaningful cash flows to re-invest, for example, in higher-margin areas of our business. The success of this joint venture investment will depend on various other factors over which we may have limited or no control and will require ongoing and effective cooperation with SKHS, which might be difficult to maintain. Such risks could be exacerbated by unfavorable financial market and macroeconomic conditions, causing the value of this joint venture investment to decline and leading to impairment charges. Any failure to realize the anticipated benefits of the joint venture could adversely affect our stock price.

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

We have invested in certain privately-held companies. There can be no guarantee that such businesses will perform as initially expected, launch new products and solutions as initially expected, or gain or maintain market acceptance. When the value of a privately-held investment declines, we may be required to record an impairment of the investment's carrying value on our books. For example:

•
During the fourth quarter of fiscal 2017, we determined that our investment in Enovix Corporation, which is accounted for as an equity method investment, was other-than temporarily impaired as Enovix did not achieve key planned product development milestones. Consequently, we recognized an impairment charge of $51.2 million related to our investment in Enovix, reducing the carrying value of such investment on our books to zero.

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

In particular, there is a substantial risk that the carrying value of our investment in Deca may become further impaired. Deca’s current and future revenues are dependent on a small number of significant customers. On October 1, 2019 Deca reached a definitive agreement with nepes Corporation (“nepes”) to sell Deca’s Philippines manufacturing facility to nepes, subject to completion of regulatory approvals and other customary closing conditions. As part of the agreement, nepes has licensed certain Deca technologies, and nepes will purchase a limited number of Deca’s shares from certain existing shareholders which may include Cypress. The agreement provides for milestone-based payments from nepes to Deca both for the Philippines manufacturing facility purchase and the technology license, which milestones are currently expected to be achieved in 2020. Upon closing the agreement with nepes, Deca's remaining assets will primarily consist of intellectual property. Conditions that may have a material adverse effect on Deca’s business, results of operations and financial condition or on its enterprise value include:

•	any inability of Deca to close its agreement with nepes;

•	any inability of Deca to raise sufficient funding, if needed, for continuing its operations;

•
any loss of, material delay in placing orders by, or significant decrease in demand from any of Deca's key customers—similar to those previously experienced by Deca in the second quarter of fiscal 2019; and

•	any delays or failure to complete product or intellectual property development milestones—similar to those previously experienced by Deca in fiscal 2018.

If any of the above risks materialize, we may be required to record further impairment charges to partially or fully write down the carrying value of our investment in Deca. As of September 29, 2019, we held 52.5% of Deca's outstanding voting shares and the carrying value of our investment in Deca was $25.6 million.

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

The sales price condition for the Spansion Notes and the 2022 Notes was met on the last trading day of the Company’s fiscal quarter ended September 29, 2019 and, as a result, holders of the Spansion Notes and the 2022 Notes, as applicable, may, at their option, exchange or convert, as applicable, their notes during the Company’s fiscal quarter ending December 29, 2019. If we elect to settle all or any portion of such exchanges or conversions of Spansion Notes or 2022 Notes, as applicable, in shares of our common stock, any sales in the public market of such common stock issued upon such exchange or conversion, as applicable, could adversely affect prevailing market prices of our common stock. Additionally, if we elect to settle all or any portion of such exchanges or conversions of Spansion Notes or 2022 Notes, as applicable, in cash, such payments of cash would reduce our available cash and negatively impact our liquidity.

Uncertainty about the continuing availability of LIBOR may adversely affect our business, financial condition, results of operations, and cash flows.

Borrowings under our revolving credit facility (our "Revolving Credit Facility") may, at our option, bear interest at a floating rate based on the London Inter-bank Offered Rate ("LIBOR"). We also have entered into fixed-for-floating interest rate forward swap agreements to manage our exposure to fluctuations in the LIBOR benchmark interest rate. As described in Note 14 (Foreign Currency and Interest Rate Derivatives) to the Condensed Consolidated Financial Statements in Part I of this Quarterly Report, we pay the counterparties to these swap agreements a fixed rate in return for a LIBOR-based floating rate, which we use to fund payments under our Revolving Credit Facility. The aggregate notional amount of these swap agreements is $300 million.

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

In anticipation of LIBOR’s discontinuation, our Revolving Credit Facility agreement, as amended on July 31, 2019, provides a transition mechanism to a LIBOR-replacement rate to be mutually agreed upon by us and our lenders. There can be no assurance, however, that we will be able to reach an agreement with our lenders on any such replacement benchmark before experiencing adverse effects due to changes in interest rates, if at all. In addition, any such changes under the Revolving Credit Facility may result in interest rates and/or payments that are higher or lower than payments we presently are obligated to make under our revolving credit facility. We also may seek to amend our swap agreements to replace the benchmark rate. There can be no assurance, however, that the counterparties to those agreements will agree to a replacement rate, and any such changes to the swap agreements may result in us receiving payments that are higher or lower than the payments we are entitled to receive under our existing swap agreements. There also can be no assurance that (a) the amounts we are entitled to receive under the swap agreements will continue to be correlated with the amounts we are required to pay under the Revolving Credit Facility or (b) transitions to new benchmarks will be concurrent across our various agreements, the failure of either or both of which could diminish the swaps’ effectiveness as hedging instruments. Any of these risks could adversely affect our business, financial condition, results of operations, and cash flows.

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: November 1, 2019	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Finance and Administration and Chief Financial Officer