Form 10-K
period 2019-12-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2020-02-21
CIK 791915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K
__________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2019
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
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (408) 943-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol:	Name of each exchange on which registered:
Common Stock, $.01 par value	CY	The Nasdaq Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes    ☒  No
The market value of voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2019 as reported on the Nasdaq Global Select Market, was approximately $6.0 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 7, 2020, 373,644,219 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 29, 2019 are incorporated by reference in Items 10 - 14 of Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not historical facts and include statements relating to, among other things, the future results, operations, strategies, and prospects of Cypress Semiconductor Corporation and its consolidated subsidiaries ("Cypress," the "Company," "we," or "us"), and can in some cases be identified by our use of words such as "may," "will," "should," "plan," "anticipate," "believe," "expect," "future," "intend," "estimate," "predict," "potential," "continue," and similar expressions. This Annual Report includes, among others, forward-looking statements regarding: the pending Merger (as defined below); our expectations regarding dividends, debt repayments, and stock repurchases; our expectations regarding restructuring plan costs and effects; our expectations regarding active litigation matters; the sufficiency of our cash, cash equivalents, and borrowing arrangements to meet our requirements for the next 12 months; possible recognition of certain unrecognized tax benefits within the next 12 months; our expected receipt of a special dividend from an equity investee; and the potential impact of our indemnification obligations. Our forward-looking statements are based on the expectations, beliefs and intentions of, and the information available to, our executive management on the filing date of this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. Except as required by law, we assume no responsibility to update our forward-looking statements.
The forward-looking statements in this Annual Report involve risks and uncertainties. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger (the "Merger Agreement") dated June 3, 2019, by and among Infineon Technologies AG, a stock corporation (Aktiengesellschaft) organized under the laws of the Federal Republic of Germany ("Infineon"), IFX Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Infineon ("Merger Sub"), and the Company, pursuant to which Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation in the Merger and as a wholly owned subsidiary of Infineon; the inability to complete the Merger due to the failure to satisfy conditions to completion of the Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the Merger; risks related to disruption of management’s attention from our ongoing business operations due to the Merger; the effect of the announcement of the Merger on our relationships with our customers, operating results and business generally; the risk that certain approvals or consents will not be received in a timely manner or that the Merger will not be completed in a timely manner; the impact of the Merger on our ability to retain key employees; the outcome of any legal proceedings related to the Merger; potential disruptions in the international trade and investment environment, including deteriorating relationships between the U.S. government and foreign governments; the current and future state of the general economy and its impact on the markets and customers we serve (including credit conditions); our ability to execute on our Cypress 3.0 strategy and our margin improvement plan; potential volatility in our stock price; risks related to paying down our indebtedness and meeting the covenants set forth in our debt agreements; our efforts to retain and expand our customer base (which may be adversely affected if we were to raise prices) in the intensely competitive and rapidly evolving semiconductor industry; risks related to significant supply and demand volatility in semiconductor markets (including the challenges of forecasting demand, scheduling production, and making timely delivery on customer orders); risks related to our strategy of developing and maintaining a leading portfolio of programmable microcontroller, connectivity and memory products; risks related to our flexible manufacturing strategy (and the challenge of efficiently managing a smaller number of manufacturing facilities while increasing our reliance on third-party manufacturers); our reliance on distributors and resellers; risks related to changing relationships with distributors; risks related to our "take or pay" agreements with certain vendors; the risk of defects, errors, or security vulnerabilities in our products; risks related to the integrity of our information systems, including the possibility of cyber-attacks, business-activity disruption, and loss or corruption of sensitive data; changes in tax law and policy; risks related to our pending tax examinations; risks related to our tax incentive/holiday arrangements in Malaysia, the Philippines, and Thailand; potential lack of liquidity for certain strategic investments (including the challenge of disposing of businesses, product lines, or assets on favorable terms in a timely manner); risks related to our joint venture for NAND flash memory products; risks related to our restructuring activities; the failure or success of the privately-held companies in which we are invested; the challenges of effectively integrating companies and assets that we acquire; the possibility of impairment charges; the challenges of attracting and retaining key personnel; risks related to our reliance on stock-based compensation; possible changes to our dividend policy; risks related to our share repurchase authorization; the uncertain nature of business outlook guidance; risks related to industry consolidation and the challenge of competing effectively against a smaller number of stronger companies; the challenges of adequately protecting our intellectual property rights and risks of intellectual property litigation; the possibilities that activist stockholders could negatively affect our business and that our deferred tax assets could be negatively impacted by changes in our stockholder base; risks associated with international operations; the challenges and costs of complying with environmental, data privacy, health/safety, and other laws; risks related to "conflict minerals" reporting; the possibility of business disruptions due to natural disasters; risks arising from indemnification commitments to our officers and directors; our ability to manage our financial investments and interest rate and exchange rate exposure; and the uncertainty and expense of pending litigation matters. These and other factors are described in more detail in this Annual Report in Part I, Item 1A Risk Factors and Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk.

PART I
ITEM 1. Business

General

Cypress designs, manufactures and sells advanced embedded system solutions for Internet of Things ("IoT"), automotive, industrial, and consumer applications. Cypress' microcontrollers, analog integrated circuits ("ICs"), wireless and wired connectivity solutions and memories help engineers design differentiated products and help with speed to market. Cypress is committed to providing customers with quality support and engineering resources.

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

Our fiscal 2019 ended on December 29, 2019, fiscal 2018 ended on December 30, 2018, and fiscal 2017 ended on December 31, 2017.

Pending Acquisition by Infineon

In June 2019, we entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Infineon Technologies AG, a stock corporation (Aktiengesellschaft) organized under the laws of the Federal Republic of Germany ("Infineon") and IFX Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Infineon ("Merger Sub"). Subject to approval by the relevant regulatory bodies as well as other customary closing conditions, the Merger Agreement provides for Merger Sub to merge with and into Cypress (the "Merger"), with Cypress continuing as the surviving corporation in the Merger and as a wholly owned subsidiary of Infineon.

Refer to Note 2, Merger Agreement, of the Notes to Consolidated Financial Statements under Part II, Item 8 for more information.

Mergers, Acquisitions and Divestitures

In March 2017, we completed the sale of our wafer fabrication facility in Minnesota.

In August 2018, we completed the acquisition of an embedded software company focused on the IoT market.

In April 2019, we closed the transfer of our NAND flash business to a newly-formed joint venture between Cypress and SK hynix system ic Inc. ("SKHS"). The joint venture entity is called SkyHigh Memory Limited ("SkyHigh") and its headquarters are in Hong Kong, China. SkyHigh is 60-percent-owned by SKHS and 40-percent-owned by us. The NAND business was reported as part of our Memory Products Division ("MPD") segment prior to the close of the transfer. We recognized $31.1 million, $167.3 million and $168.1 million in revenue from the NAND business for the years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively. At the time of the transfer of the NAND business, we entered into a back-end manufacturing services agreement with SKHS.

In September 2019, we acquired the minority shareholders' noncontrolling interest in AgigA Tech, Inc. ("AgigA") for total cash consideration of $3.9 million, making AgigA a wholly-owned subsidiary of Cypress. Consistent with the presentation in prior periods, we continue to report AgigA's financial results under our MPD segment.

Business Strategy

Our strategy is primarily focused on becoming a solution-driven company by capitalizing on our broad connect and compute product portfolio to extend our penetration into global markets such as IoT, automotive, industrial, and consumer applications markets; increasing ease of doing business; improving operating margin; deploying personnel and resources to target market segments that are expected to grow faster than the overall semiconductor industry; and streamlining our internal processes to enable scale and growth.

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

Microcontroller and Connectivity Division
MCD focuses on connect and compute solutions for the Internet of Things and automotive solutions that enhance the in-cabin user experience. MCD offerings include robust wireless and wired connectivity solutions that combine with flexible, high-performance microcontroller ("MCU") and analog solutions, backed with a focus on superior design software. The portfolio includes Wi-Fi®, Bluetooth®, Bluetooth Low Energy ("BLE") and Wi-Fi plus Bluetooth combo solutions; Traveo® automotive MCUs, PSoC® programmable MCUs and general-purpose MCUs; CapSense® capacitive-sensing controllers and automotive TrueTouch® touchscreen solutions; a broad line of USB controllers, including solutions for the USB-C and USB Power Delivery standards; and analog PMIC Power Management ICs. This division also includes our intellectual property ("IP") business.

Memory Products Division
MPD focuses on fail-safe storage and datalogging solutions for mission critical applications including the automotive end market. The portfolio includes specialized, high-performance parallel and serial NOR flash memories, static random access memories ("SRAM"), F-RAM™ ferroelectric memory devices, nonvolatile SRAMs ("nvSRAM"), clocks, nonvolatile DIMM ("NVDIMM"), PowerGEM® energy modules and other specialty memories.

For additional information on our segments, see Note 24, Segment, Geographical and Customer Information, of the Notes to Consolidated Financial Statements under Part II, Item 8.

Product Overview

The following table summarizes the markets and certain applications related to our products in the MCD segment:

Products	Markets	Applications
Microcontrollers including Traveo® MCUs, PSoC® MCUs, and CapSense® capacitive-sensing controllers and Automotive TrueTouch® touchscreen controllers	Automotive, industrial, consumer, computation, white goods, home automation, communications
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
IoT applications, wearables, smart home appliances, home automation, industrial automation equipment, connected cars, appliances, wireless headsets, consumer electronics, remote controls, toys, presenter tools and many other applications.

EZ-PD™ controllers for USB-C with Power Delivery and USB controllers	Industrial, handset, PC and peripherals, consumer electronics, mobile devices, automotive
PCs and peripherals, smartphones, USB-C power adapters, USB-C adapter cables, monitors, docking stations, automotive applications, printers, cameras, machine vision and other industrial equipment, handheld devices, VoIP phones, headsets, presenter tools, dongles, point of sale devices and bar code scanners, and many other applications.

Analog PMICs and energy harvesting solutions	Automotive, industrial, consumer	Instrument cluster systems, Advanced Driver Assistance Systems (ADAS), body control modules, factory automation, IoT beacons, wireless sensor nodes and many other applications.

The following table summarizes the markets and applications related to our products in the MPD segment:

Products	Markets	Applications

NOR Flash and HyperFlash®	Automotive, industrial
Automotive advanced driver assistance systems (ADAS), automotive instrument clusters, automotive infotainment systems, security systems, industrial control and automation systems, networking routers and switches and many other applications.

RAM: Asynchronous and Synchronous SRAM, HyperRAM® , F-RAM and nySRAM	Automotive, industrial, networking, medical, telecommunications
Automotive systems, industrial control and factory automation systems, enterprise switches and routers, servers, smart meters, aerospace and defense, medical systems, point-of-sale terminals, printers, and test equipment.

Specialty Memories and Clocks	Networking, telecommunication, video, data communications, computation
Medical and instrumentation, storage, wireless infrastructure, video, data communications, telecommunications, and network switching/routing, set-top boxes, copiers, printers, HDTV, industrial automation, printers, single-board computers, IP phones, and image processors.

Cypress, the Cypress logo, CapSense, HyperFlash, HyperRAM, PowerGem, PSoC, and Traveo are registered trademarks and F-RAM and EZ-PD are trademarks of Cypress Semiconductor Corporation or its subsidiaries. All other trademarks are property of their respective owners.

Manufacturing

Our "flexible manufacturing" strategy combines capacity from external foundries with output from our internal manufacturing facilities which allows us to meet fluctuations in customer demand while limiting capital expenditure requirements and lessening the burden of high fixed costs, a capability that is important with our rapidly evolving product portfolio and revenue growth.

As of the end of fiscal year 2019, we owned a wafer fabrication facility in Austin, Texas. External wafer foundries, mainly in Asia, manufactured approximately 60% of our wafers (8 inch equivalent) in fiscal 2019. External foundries that we partnered with during 2019 included HuaHong Grace Semiconductor Manufacturing Corporation, Semiconductor Manufacturing International Corporation, Skywater Technologies Inc., Taiwan Semiconductor Manufacture Company, United Microelectronics Corporation and Wuhan Xinxin Semiconductor Manufacturing Corporation.

We conduct assembly and test operations at our back-end manufacturing facilities in Cavite, Philippines and Bangkok, Thailand, which allows us to effectively manage our manufacturing cost. External assembly and test subcontractors in Asia accounted for approximately 72% of the total assembly output and 62% of the total test output in fiscal 2019. External assembly and test subcontractors that we partnered with during 2019 included Advanced Semiconductor Engineering, Inc., Amkor Technology, Deca Technologies Inc., Fujitsu Semiconductor Limited and United Test and Assembly Center Ltd.

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

Outstanding accounts receivable from Arrow Electronics Inc., one of our distributors accounted for 15% of our consolidated accounts receivable as of December 29, 2019. Outstanding accounts receivable from Fujitsu Electronics Inc., one of our distributors accounted for 25% of our consolidated accounts receivable as of December 30, 2018.

Revenue generated through Arrow Electronics and Fujitsu Electronics Inc., two of our distributors, accounted for 16% and 10%, respectively, of our consolidated revenues for fiscal 2019, 18% and 14%, respectively, of our consolidated revenues for fiscal 2018, and 20% and 13%, respectively, of our consolidated revenues for fiscal 2017. No other distributor or direct end-customer accounts for 10% or more of our revenue. We terminated our distribution agreement with Fujitsu Electronics, Inc. in October 2019.

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

We face competition from domestic and foreign semiconductor manufacturers, many of which have advanced technological capabilities and greater brand recognition and have increased their participation in the markets in which we operate. We compete with a large number of companies primarily in the IoT, automotive, industrial, and consumer applications markets. Companies that compete directly with our businesses include, but are not limited to, Adesto, Broadcom, Everspin Technologies, Fujitsu, GigaDevice Semiconductor, GSI Technology, Integrated Silicon Solution, Macronix, Marvell, MediaTek, Microchip Technology, Micron Technology, Nordic Semiconductor, NXP Semiconductors NV, Qualcomm, Realtek, Renesas, Richtek, Semtech, Silicon Laboratories, ST Microelectronics, Texas Instruments, Toshiba, VIA Labs, XMC and Winbond.

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

Intellectual Property

We have an active program to obtain patent and other intellectual property protection for our proprietary technologies, products and other inventions that are aligned with our strategic initiatives. We rely on a combination of patents, copyrights, trade secrets, trademarks and proprietary information to maintain and enhance our competitive position in the domestic and international markets we serve. As of the end of fiscal 2019, we had approximately 2,890 issued patents and approximately 611 additional patent applications on file domestically and internationally. In addition, in fiscal 2020 we are preparing to file up to 60 new patent applications in the United States and up to approximately 80 foreign applications predominantly in Europe and Asia. The average remaining life of our domestic patent portfolio is approximately 8.5 years.

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

We review our intellectual property portfolio from time to time to identify opportunities to derive additional value from our assets. We may consider selling certain patents that no longer align with our patent strategies as well as employ other monetization models for our patent portfolio. From time to time we have divested patents that were not relevant to our current business. Divestiture of certain patents to third parties has generated and may continue to generate future contingent or non-contingent income.

Employees

As of December 29, 2019, we had 5,871 employees. Geographically, 1,824 employees were located in the United States, 964 in the Philippines, 821 in Thailand, 697 in India, 450 in Japan, 353 in Malaysia, 317 in Greater China (including mainland China, Hong Kong and Taiwan), 247 in Europe, and 198 in other countries. Of the total employees, 3,164 employees were associated with manufacturing, 1,524 with research and development, and 1,183 with selling, general and administrative functions.

Information about our Executive Officers

Certain information regarding each of our executive officers as of February 7, 2020 is set forth below:

Name	Age	Position
Hassane El-Khoury	40	President, Chief Executive Officer and Director
Thad Trent	52	Executive Vice President, Finance and Administration, and Chief Financial Officer
Sudhir Gopalswamy	50	Executive Vice President, Microcontroller and Connectivity Division
Sam Geha	54	Executive Vice President, Memory Products Division
Pamela Tondreau	60	Executive Vice President, Chief Legal and Human Resources Officer, and Corporate Secretary

Hassane El-Khoury has served as the president and chief executive officer of Cypress, and as a member of our Board of Directors, since August 2016. From 2012 to August 2016, he was the executive vice president of Cypress's Programmable Systems Division, managing the company's standard and programmable microcontroller portfolio, including its Platform PSoC family of devices, and its automotive business. Prior to that, from 2010 to 2012, he served as a senior director of Cypress's automotive business unit. Before joining Cypress, Mr. El-Khoury served in various engineering roles with subsystem supplier Continental Automotive Systems, where he spent time based in the U.S., Germany, and Japan. He currently serves on the board of directors of the Semiconductor Industry Association, a trade association, since September 2017. Mr. El-Khoury holds a bachelor of science degree in electrical engineering from Lawrence Technological University and a master's degree in engineering management from Oakland University.

Thad Trent has served as chief financial officer and executive vice president of finance & administration at the Company since June 2014. Mr. Trent joined Cypress in 2005 and became a vice president of finance in 2010. Prior to serving as chief financial officer, he led the strategic planning functions for the Company’s business units and worldwide operations and he managed the financial reporting, accounting, and planning and analysis functions for the Company. Before joining the Company, Mr. Trent held finance leadership roles at publicly traded companies Wind River Systems, a developer of embedded systems software, and Wyle Electronics, a distributor of high-tech electronic components, as well as two technology startups. He currently serves on the boards of directors of SkyHigh Memory Limited, our joint venture for NAND flash memory products, and Deca Technologies Inc., one of our equity investees. Mr. Trent holds a bachelor of science degree in business administration and finance from San Diego State University.

Sudhir Gopalswamy has served as executive vice president of the microcontroller and connectivity division at the Company since February 2018, having previously served as the senior vice president of MCD from May 2016 to February 2018. In his role, Mr. Gopalswamy is responsible for all aspects of the MCD business. Mr. Gopalswamy joined the Company in 2008 and has managed a variety of business units, including the timing solutions business unit from 2009 to 2011, the synchronous SRAM business unit from 2011 to 2014, and, as a vice president, the MCU business unit from July 2014 to May 2016. Prior to joining the Company, Mr. Gopalswamy worked at Conexant Systems, Inc., a fabless semiconductor company, where he was responsible for the cable set-top box product line. Before Conexant, he spent nine years at Intel Corporation, one of the world's leading semiconductor companies, where he held management and leadership roles of increasing responsibility, spanning the computing, communications/networking, and consumer electronics segments. Mr. Gopalswamy holds a bachelor of science degree in electrical engineering from Purdue University and a master of business administration degree from Duke University.

Sam Geha, Ph.D., has served as executive vice president of the memory products division at the Company since February 2018, having previously been the senior vice president of MPD from September 2016 to February 2018. Mr. Geha is responsible for all aspects of the MPD business. Previously, he served as the senior vice president of the intellectual property (IP) business unit since June 2015, having managed the IP business unit since June 2013, where he oversaw licensing of the Company’s various embedded nonvolatile memory technologies (SONOS and eCT) to foundries, including UMC, HLMC and HH-Grace, as well as licensing of the Company’s 3D NAND technology to XMC. Prior to that, he served as vice president of Cypress's technology R&D organization since May 2007. Mr. Geha joined the Company in 1995 and has served as the senior director of technology development for SONOS and the director of technology development for MRAM and SRAM technologies. Before Cypress, he worked in various technology development functions at Motorola, a telecommunications equipment company, and National Semiconductor Corporation, a semiconductor manufacturer. Mr. Geha currently serves on the boards of directors of SkyHigh Memory Limited, our joint venture for NAND flash memory products, and Enovix Corporation, which is a silicon-based lithium-ion battery start-up in which the Company has invested. He holds a bachelor of science degree in electrical engineering, a master of science degree in electrical engineering, and a Ph.D. degree in electrical engineering from the University of Arizona.

Pamela L. Tondreau serves as our executive vice president, chief legal and human resources officer, and corporate secretary. She has overseen all of Cypress's legal matters since joining the Company in October 2014, initially as interim general counsel, then as senior vice president and general counsel starting in January 2015, then as senior vice president and chief legal officer starting in September 2016, and most recently as executive vice president and chief legal officer from February 2018 to the present. In addition, Ms. Tondreau assumed oversight responsibility for the Company's human resources function in November 2017 and has served as our corporate secretary since January 2015. Prior to joining the Company, Ms. Tondreau spent nearly 13 years at Hewlett-Packard Company (now HP Inc.), a multinational information technology company, in various roles, including chief intellectual property counsel and deputy general counsel to the chief technology officer, HP labs, HP networking, IP licensing, strategic initiatives and global alliances. In addition, she supported the chief marketing officer, the chief information officer and the executive vice president of personal systems, as well as serving as corporate secretary to the technology committee of Hewlett-Packard’s board of directors. Prior to her time at Hewlett-Packard, Ms. Tondreau was an associate at the law firm of Thelen, Marrin, Johnson & Bridges (now Thelen LLP), serving as both a litigation and corporate attorney. Since July 2019, she has served on the board of directors of Energy Recovery, Inc., a publicly listed energy solutions provider to industrial fluid flow markets where she is a member of the compensation committee. Ms. Tondreau holds a bachelor’s degree from U.C. Berkeley and a J.D. degree from McGeorge School of Law.

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

Additionally, copies of materials filed by us with the SEC may be accessed at www.sec.gov.

ITEM 1A.	RISK FACTORS

The announcement and pending agreement to be acquired by Infineon may adversely affect our business, financial condition, results of operations, cash flows, and stock price.

Uncertainty about the effect of our pending acquisition (the "Merger") by Infineon Technologies AG ("Infineon") on our senior leaders, employees, partners, customers, and other third parties may disrupt our sales and marketing or other key business activities and may have a material adverse effect on our business, financial condition, results of operations, cash flows, and stock price. We are subject to risks in connection with the announcement and pendency of the Merger including the following:

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

•
legal proceedings challenging the Merger may divert management time and attention, may require us to incur significant attorneys' fees and other expenses, and may result in unfavorable outcomes that could delay or prevent the Merger from being completed;

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

We face a risk that the proposed acquisition of the Company by Infineon might not be completed. Each of our and Infineon’s obligations to complete the Merger was originally subject to a number of conditions specified in the Merger Agreement, including, among others: (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Cypress common stock; (ii) the absence of any law prohibiting or order preventing the completion of the Merger; (iii) the receipt of clearance from the Committee on Foreign Investment in the United States, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Waiting Period"), the receipt of any applicable clearance or affirmative approval by the Anti-Monopoly Bureau of the State Administration for Market Regulation in the People’s Republic of China, approval from the European Commission under the European Merger Regulation, and the expiration of any applicable waiting periods or any applicable authorizations or affirmative approvals of certain other non-U.S. governmental authorities under antitrust laws; (iv) the absence of a material adverse effect with respect to Cypress; and (v) compliance in all material respects on the part of each of Cypress and Infineon with such party’s covenants under the Merger Agreement.

As of February 19, 2020, stockholder approval for the Merger has been obtained, and the proposed transaction has received antitrust clearances from authorities in the United States, the European Union, Taiwan, the Philippines, South Korea, and Japan. The parties require approval for the proposed transaction from the Committee on Foreign Investment in the United States (CFIUS) and from China’s State Administration for Market Regulation (SAMR). There can be no assurance that the remaining conditions to the completion of the Merger will be satisfied in a timely manner or at all. If the Merger is not completed, Cypress's stockholders will not receive the proposed Merger consideration.

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

•
any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the Merger is not completed, and we might be unable to recover business that was lost or win back customers who migrated to other suppliers due to merger uncertainty;

•	we could be required to pay a termination fee of up to $330 million to Infineon under certain circumstances as described in the Merger Agreement;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•	we might incur additional costs related to employee retention.

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

The trading price of our common stock is influenced by various factors, some of which are beyond our control, including, but not limited to:

•	Revenue fluctuations due to unexpected shifts in customer demand;

•	Announcements about our earnings or the earnings of our competitors that are not in line with analyst expectations;

•	Our ability to execute on our long term strategic corporate transformation initiatives, collectively known as our Cypress 3.0 initiatives;

•	Credit conditions and our ability to refinance our existing debt at commercially reasonable terms, which may limit the Company’s working capital;

•	Quarterly variations in our results of operations or those of our competitors;

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, design wins, commercial relationships or capital commitments;

•	The perceptions of general market conditions in the semiconductor industry (including recent trends toward consolidation in the semiconductor industry) and global market conditions;

•	Our ability to develop and market new and enhanced products on a timely basis;

•	Any major change in our board or senior management;

•	Changes in governmental regulations or in the status of our regulatory compliance that impact our business;

•	Recommendations by securities analysts or changes in earnings estimates concerning us, our customers or competitors;

•	The volume of short sales, hedging and other derivative transactions on shares of our common stock;

•	Economic conditions and growth expectations in the markets we serve;

•	Changes in our policy regarding dividends or our ability to declare a dividend;

•	Changes in our policy regarding stock repurchases or our ability to repurchase shares of our common stock;

•	Supply disruption or price increases from third-party manufacturing partners;

•	Our ability to generate sufficient cash flow to repay debt and;

•	Developments in and results of litigation.

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

Furthermore, the interest rate on certain of these instruments is tied to short term interest rate benchmarks including the Prime Rate and LIBOR. Interest rates have remained at historically low levels for a prolonged period of time. If the rate of interest we pay on our borrowings changes it could increase our debt-related expenditures or may result in losses on our interest rate swaps.  There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing (or any amended) credit facilities or otherwise, in an amount sufficient to enable us to meet payment obligations (including any increased interest payment obligations) under any indebtedness we may incur from time to time.

The principal amount of our debt outstanding as of December 29, 2019 was $749.5 million which primarily included:

•	$300 million under our Revolving Credit Facility

•	$150 million of our 2% Convertible Senior Notes due 2023

•	$287.5 million of our 4.5% Convertible Senior Notes due 2022 and

•	$12 million of Spansion's 2% Exchangeable Senior Notes due 2020

See Note 16, Debt, of the Notes to Consolidated Financial Statements for more information regarding our debt obligations.

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

The sales price condition for the Spansion Notes and the 2022 Notes was met on the last trading day of the Company's fiscal quarter ended December 29, 2019 and, as a result, holders of the Spansion Notes and the 2022 Notes, as applicable, may, at their option, exchange or convert, as applicable, their notes during the Company’s fiscal quarter ending March 29, 2020. If we elect to settle all or any portion of such exchanges or conversions of Spansion Notes or 2022 Notes, as applicable, in shares of our common stock, any sales in the public market of such common stock issued upon such exchange or conversion, as applicable, could adversely affect prevailing market prices of our common stock. Additionally, if we elect to settle all or any portion of such exchanges or conversions of Spansion Notes or 2022 Notes, as applicable, in cash, such payments of cash would reduce our available cash and negatively impact our liquidity.

The Spansion Notes and the 2022 Notes were similarly convertible during our fiscal quarters ended December 29, 2019 and September 29, 2019. During those periods, certain holders elected to convert or exchange an immaterial principle amount of such notes. We elected to settle the principal in cash and the conversion premium by issuing common stock.

Uncertainty about the continuing availability of LIBOR may adversely affect our financial condition, results of operations, and cash flows.

Borrowings under our revolving credit facility (our "Revolving Credit Facility") bear interest at a floating rate which at our option may be based on the London Inter-bank Offered Rate ("LIBOR"). We also have entered into fixed-for-floating interest rate forward swap agreements to manage our exposure to fluctuations in the LIBOR benchmark interest rate. As described in Note 13, Foreign Currency and Interest Rate Derivatives, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report, we pay the counterparties to these swap agreements a fixed rate in return for a LIBOR-based floating rate, which we use to fund payments under our Revolving Credit Facility. The aggregate notional amount of these swap agreements is $300 million.

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

In anticipation of LIBOR’s discontinuation, our Revolving Credit Facility agreement, as amended on July 31, 2019, provides a transition mechanism to a LIBOR-replacement rate to be mutually agreed upon by us and our lenders. There can be no assurance, however, that we will be able to reach an agreement with our lenders on any such replacement benchmark before experiencing adverse effects due to changes in interest rates, if at all. In addition, any such changes under the Revolving Credit Facility may result in interest rates and/or payments that are higher or lower than payments we presently are obligated to make under our revolving credit facility. We also may seek to amend our swap agreements to replace the benchmark rate. There can be no assurance, however, that the counterparties to those agreements will agree to a replacement rate, and any such changes to the swap agreements may result in us receiving payments that are higher or lower than the payments we are entitled to receive under our existing swap agreements. There also can be no assurance that (a) the amounts we are entitled to receive under the swap agreements will continue to be correlated with the amounts we are required to pay under the Revolving Credit Facility or (b) transitions to new benchmarks will be concurrent across our various agreements, the failure of either or both of which could diminish the swaps’ effectiveness as hedging instruments. Any of these risks could adversely affect our financial condition, results of operations, and cash flows.

If we fail to compete successfully in our highly competitive industry and markets, our business, financial condition and results of operations will be seriously harmed.

The semiconductor industry is intensely competitive. This intense competition results in a difficult operating environment that is marked by erosion of average selling prices over the life of each product and rapid technological change resulting in limited product life cycles. In order to offset selling price decreases, we attempt to decrease the manufacturing costs of our products and to introduce new, higher priced products that incorporate differentiated and advanced features. If these efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed.

Our ability to compete successfully in the rapidly evolving semiconductor industry depends on many factors, including:

•	our ability to successfully execute on our long term strategic corporate transformation initiatives, collectively known as our Cypress 3.0 initiatives;

•	our success in developing and marketing new products, software platforms and manufacturing technologies and bringing them to market on a timely basis;

•	the quality and price of our products, and our ability to meet the specification requirements of our customers;

•	the willingness of our customer base to absorb any increase in the price at which we sell our products;

•	the pace at which customers incorporate our products into their systems, as is sometimes evidenced by design wins;

•	the diversity of our product lines;

•	the cost effectiveness of our design, development, manufacturing, support and marketing efforts, especially as compared to our competitors;

•	our success in developing and introducing firmware in a timely manner;

•	our customer service and customer satisfaction;

•	our ability to successfully execute our flexible manufacturing strategy;

•	our ability to successfully execute acquisitions of other companies;

•	the number, strength and nature of our competitors, the markets they target and the rate and success of their technological advances;

•	the success of certain of our development activities including our investments in internal and external development stage startups;

•	our ability to get competitive terms with our vendors, manufacturing partners and suppliers;

•	general economic conditions;

•	the cyclical nature of the semiconductor industry;

•	our ability to maintain supply of products from third-party manufacturers; and

•	our access to and the availability of working capital.

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

The semiconductor industry has historically been characterized by wide fluctuations in the demand for, and supply of, semiconductors. Demand for our products depends in large part on the continued growth of various electronics industries that use our products, including, but not limited to:

•	automotive applications including advanced driver assistance systems (ADAS), instrument clusters, infotainment systems, body electronics, connectivity, HVAC controls, and event data recorders;

•	industrial systems including factory automation equipment, smart electric meters, aerospace, industrial controls, point-of-sale terminals and test equipment;

•	Wireless products including smart home applications, health and fitness, audio, automotive, medical and industrial devices;

•	consumer electronics including wearable electronics, smartphones and other mobile devices, gaming consoles, remote controls, toys, presenter tools, TVs, set-top boxes and fitness equipment;

•	wireless telecommunications equipment;

•	computers and computer-related peripherals;

•	medical equipment; and

•	networking equipment.

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

Our long-term growth strategy depends, in large part, upon winning and maintaining business from automotive industry customers as their designs call for increasing semiconductor content per vehicle over time. Automotive industry customers have a particularly low tolerance for defective parts. If we fail to maintain high quality standards, or if we fail to correct quality problems quickly after they arise, we risk the loss of existing orders, which could cause short-term revenue shortfalls, as well as the loss of future orders and customer confidence, which could undermine our automotive growth strategy.

In general, the interruption of wafer fabrication, a reduction in available wafer supply, the failure to achieve acceptable manufacturing yields, or the inability to achieve acceptable levels of quality and security in our products as expected by our customers, including our customers in the automotive industry, at any of our facilities, or the facilities of our third-party foundry partners, would seriously harm our business, financial condition and results of operations.

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

In March 2017, we divested a wafer fabrication facility (commonly called a fab or foundry) located in Bloomington, Minnesota, which reduced our internal manufacturing capacity though we continue to outsource manufacturing services from this facility. The purchaser operates the fabrication facility as a stand-alone business that manufactures wafers for Cypress and for other companies. Although this transaction reduced our manufacturing footprint, it increased our reliance on third-party suppliers. Accordingly, if the owner of this Bloomington fabrication facility is unable to effectively operate the facility, faces financial difficulty, or is otherwise unable to meet our product demands, our supply of components may be adversely affected. Such events could lead to difficulties in delivering products to our customers on time and have a negative impact on our revenue and financial results.

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

While some of our products are assembled, packaged and tested at our manufacturing facilities located in the Philippines and Thailand, we rely on independent subcontractors to assemble, package and test the balance of our products. We cannot be certain that these subcontractors will continue to assemble, package and test products for us on acceptable economic and quality terms or at all and it might be difficult for us to find alternatives if they do not do so.

Our foundry partners and assembly and test subcontractors have operations in locations that may suffer the impact of certain natural disasters and political risk, which could impact their ability to provide us with our products. We monitor these events closely, but if one of our third-party manufacturing partners were to suffer significant damage to its operations as a result of a natural disaster or other catastrophic events such as a pandemic, our ability to timely meet consumer demand would suffer which would materially harm our results of operations. For example, one of our foundry partners is located in Wuhan, China, which experienced business interruptions in early 2020 due to an outbreak of the novel coronavirus.

We also rely on channel partners, including distributors, resellers, and third-party sales representatives. We continue to expand and change our relationships with our channel partners. Worldwide sales through our distributors accounted for approximately 72% of our revenue in fiscal year 2019. We rely on many channel partners to assist us in creating customer demand, providing technical support and other value-added services to our customers, filling customer orders, and stocking our products. We face ongoing business risks due to our reliance on our channel partners to create and maintain customer relationships where we have a limited or no direct relationship. Should our relationships with our channel partners or their effectiveness decline, or as we choose to terminate some channel partner relationships from time to time, we face the risk of declining demand which could affect our revenue and results of operations. Such decline could be short-term, as we work to build in-house capacity or otherwise replace the affected channel partners, or long-term if the replacements are less efficient at accessing end customers. In addition, some of our channel partners are affiliated with companies from which we source materials or with which we have other business relationships, so any deterioration in our dealings with such a channel partner may disrupt the broader relationship. Our contracts with our distributors may be terminated by either party upon notice. The termination of a significant distributor, reseller, or sales representative could (a) impact our revenue and limit our access to certain end customers, (b) result in the return of a material amount of inventory held by a terminated distributor or reseller that we may not be able to resell or have to resell at a loss, and (c) jeopardize our ability to collect accounts receivable originating through a terminated distributor or reseller. In addition, our distributors are located all over the world and vary in size and financial strength. Any disruptions to our distributors’ operations such as lower sales, lower earnings, debt downgrades, the inability to access capital markets and/or higher interest rates could have an adverse impact on our business.

For example, effective in October 2019 we terminated a distribution relationship in Japan with Fujitsu Electronics Inc. ("FEI") following its breach of our agreement. We face a risk that we might not be able to market our products successfully to end customers who previously purchased our products through FEI, which could cause our revenue and results of operations to decline. FEI has also initiated litigation against us in California alleging our termination of the distribution agreement to be in breach of contract; such litigation could result in substantial costs and divert our management’s attention and resources.

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

Under our sales terms, we generally warrant our products will conform to published specifications and be free from defects in materials and workmanship for a period of one year, and we limit product warranty remedies to a credit of the original purchase price, repair, or replacement. Risk of warranty claims may be greater from our strategic automotive customers, where quality standards are particularly high. Although our selling terms generally disclaim such liability, we face a risk that we might be held liable for other remedies, including consequential damages resulting from errors or defects in our products, that exceed our standard warranty remedies.

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

System security risks, data protection or privacy breaches, cyber-attacks and systems integration issues could disrupt our internal operations or the operations of our suppliers and customers and/or harm our reputation, and any such disruption or harm could cause a reduction in revenue, increase our expenses, negatively impact our results of operation or otherwise adversely affect our stock price.

Like most technology companies, we are subject to cyber-attacks from time to time. We face a risk that experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential and proprietary information, potentially without being detected. Computer programmers and hackers may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, manufacturing, distribution or other critical functions.

Similarly, cyber-attacks against our significant customers or suppliers could disrupt their ability to place orders from us or supply materials to us which could result in lost revenue and impact our ability to deliver our products to customers on a timely basis.

We manage and store various proprietary information and sensitive or confidential data relating to our business on internal networks as well as on remote internet-connected third-party servers (sometimes called the "cloud"). Breaches of our security measures or those of our cloud services providers could create system disruptions or cause shutdowns or result in the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us to a risk of loss or misuse of this information, result in litigation, fines imposed by regulatory agencies, and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

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

A majority of our revenue is generated from customers located outside the U.S. and a substantial portion of our assets, including employees, are located outside the U.S. In the past, tax administrations globally have considered initiatives which could substantially eliminate utilization or reduce our ability to claim net operating losses and foreign tax credits, and eliminate various tax deductions. If any of these proposals are enacted into law, they could have a negative impact on our financial position and results of operations.

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

If the tax incentive or tax holiday arrangements we have negotiated in Malaysia, Philippines, and Thailand change or cease to be in effect or applicable, in part or in whole, for any reason, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income taxes we have to pay could significantly increase.

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
On April 1, 2019, we launched a joint venture in Hong Kong with SK hynix system ic Inc. ("SKHS"), which is a wholly-owned subsidiary of SK hynix Inc. ("SKH"), a South Korean company. We contributed our NAND flash memory business to the joint venture, which is named SkyHigh Memory Limited. NAND is a commoditized product line that has traditionally experienced volatile sales results with low gross margins. Upon launch, SkyHigh entered into a wafer supply agreement with SKH, and back-end manufacturing and transition services agreements with Cypress.

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

We might engage in additional restructuring activities which could be disruptive to our business and adversely impact our results of operations.

From time to time, we have implemented restructuring plans to reduce our operating costs and/or shift our expenditures to different areas of our business. However, if we have not sufficiently reduced operating expenses or if revenues are below our expectations, or if we otherwise decide to restructure our operations, we may be required to engage in additional restructuring activities, which could result in additional restructuring charges. These restructuring charges could harm our results of operations. Further, our restructuring plans could result in potential adverse effects on employee capabilities, on our ability to achieve design wins, and our ability to maintain and enhance our customer base. Such events could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products. In addition, we may be unsuccessful in our efforts to realign our organizational structure and shift our investments and focus to our high-growth businesses.

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

We have invested in certain privately-held companies. There can be no guarantee that such businesses will perform as initially expected, launch new products and solutions as initially expected, or gain or maintain market acceptance. When the value of a privately-held investment declines, we may be required to record an impairment of the investment's carrying value on our books. For example:

•
During the fourth quarter of fiscal 2017, we determined that our investment in Enovix Corporation, which is accounted for as an equity method investment, was other-than-temporarily impaired as Enovix did not achieve key planned product development milestones. Consequently, we recognized an impairment charge of $51.2 million related to our investment in Enovix, reducing the carrying value of such investment on our books to zero.

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

In particular, there is a substantial risk that the carrying value of our investment in Deca may become further impaired. Deca's current and future revenue is dependent on a small number of significant customers. On October

1, 2019, Deca reached a definitive agreement with nepes Corporation (“nepes”) to sell Deca’s Philippines manufacturing facility to nepes, subject to receipt of regulatory approvals and other customary closing conditions. As part of the agreement, nepes has licensed certain Deca technologies, and nepes will purchase a limited number of Deca’s shares from certain existing shareholders which may include Cypress. The agreement provides for milestone-based payments from nepes to Deca both for the Philippines manufacturing facility purchase and the technology license, which milestones are currently expected to be achieved in 2020. The transfer of Deca's manufacturing facility to nepes closed on January 1, 2020. Following the closing, Deca's remaining assets primarily consist of intellectual property and its new business model will focus on monetizing its intellectual property portfolio as well as providing engineering services. Conditions that may have a material adverse effect on Deca’s business, results of operations and financial condition or on its enterprise value include:

•	any delays or failure to complete product or intellectual property development milestones—similar to those previously experienced by Deca in fiscal 2018;

•	any inability of Deca to raise sufficient funding, if needed, for continuing its operations; and

•	any inability of Deca to monetize its intellectual property assets.

If any of the above risks materialize, we may be required to record further impairment charges to partially or fully write down the carrying value of our investment in Deca. As of December 29, 2019, we held 52.4% of Deca's outstanding voting shares and the carrying value of our investment in Deca was $25.1 million.

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

In October 2015, our Board of Directors approved a new share repurchase plan pursuant to which we are authorized to repurchase our common stock in an aggregate amount not to exceed $450 million. Although our Board of Directors has approved a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or number of shares. In addition, there can be no assurance that we will continue to repurchase shares of our stock in any particular amounts, or at all. Any stock repurchases during the pendency of the Merger would require Infineon's consent. The stock repurchase plan could affect the price of our stock and increase volatility and may be suspended or terminated at any time without prior notice and in compliance with legal and regulatory requirements, which may result in a decrease in the trading price of our common stock. In fiscal 2017, we did not repurchase any shares in the open market under the stock repurchase plan. In fiscal 2018, we repurchased 2.4 million shares for a total cost of $35 million including the Yield Enhancement Program ("YEP"). YEPs are short-term structured agreements, typically with maturities of 90 days or less, correlated to our stock price that can settle either in return of cash or delivery of our shares. In fiscal 2019, we did not repurchase any shares of our stock from the open market.

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

We are a publicly traded company and our stockholders can change on a daily basis. These changes are beyond our control. The U.S. Internal Revenue Code (Section 382) restricts a company’s ability to benefit from net operating losses or other deferred tax assets if a “Section 382 Ownership Change” occurs. An ownership change for purposes of U.S. tax law Section 382 may result from ownership changes that increase the aggregate ownership of “5-percent stockholders,” by more than 50 percentage points over a testing period, generally three years (“Section 382 Ownership Change”). We experienced a Section 382 Ownership Change upon our merger with Spansion Inc. ("Spansion") in March 2015. The resulting limitations accompanying the ownership change are reflected in our deferred tax assets.

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

Our settlement agreement with T.J. Rodgers, which resolved the 2017 proxy contest, expired on May 3, 2019, the date of our 2019 annual meeting of stockholders.

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

For example, our sales were impacted in the second quarter of 2018 when the U.S. Department of Commerce banned U.S. companies from exporting to ZTE, a Chinese telecoms equipment manufacturer (which ban was subsequently lifted in the third quarter of 2018) as part of an export controls enforcement action against ZTE. Similarly, our sales were impacted in the second quarter of 2019 when the U.S. Department of Commerce restricted sales of goods subject to U.S. jurisdiction to Huawei Technologies, a Chinese telecoms equipment and consumer electronics manufacturer. We face a risk that the U.S. might apply these or similar export controls to restrict sales to other buyers or impose additional restrictions on sales of goods to Huawei, any of which could impact our sales revenues.

Trade tensions between the U.S. and China escalated in 2018 generally, and remained high in 2019, with rounds of U.S. tariffs on Chinese goods taking effect in July, August, and September of 2018 and May and September of 2019. Further increases scheduled for October 2019 were tabled as the two nations negotiated an initial ("Phase One") agreement to resolve some of their disputed trade issues. However, the Phase One agreement signed in January 2020 left most tariffs in place to be addressed at a later stage. Further rounds of tariffs have also been threatened by U.S. and Chinese leaders.

The current U.S. tariffs on China-origin goods and the related geopolitical uncertainty between the U.S. and China have caused, and may continue to cause, decreased demand for our products from distributors and other customers, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

•
Several rounds of the U.S. tariffs apply to some of our products that are assembled in China and imported to the U.S. Specifically, the August 2018 round imposed a 25% tariff on integrated circuits, the September 2018 round imposed a 10% tariff on AgigA modules (which increased to 25% in May 2019) and the September 2019 round imposed a 15% tariff on BLE modules. As part of the Phase One agreement, the tariff on BLE modules will fall to 7.5% on February 24, 2020.

•
Products subject to U.S. tariffs on China-origin goods generated approximately 1.0% of our revenue for the fourth quarter of 2019. These current and any future tariffs imposed by the U.S. on products assembled in China that we sell in the U.S. could negatively impact our U.S. sales.

•
The August 2018 round of U.S. tariffs also imposed a 25% duty on imports of China-origin integrated circuit wafers, which are among the components we include in our products. Although we import some such wafers for testing in the U.S., we then export them overseas for final assembly and/or distribution to customers. Accordingly, we have been able to avoid the wafer tariff to date by use of the "temporary import bond" (or TIB) process established by U.S. Customs, which requires that we separately track each wafer to ensure that, within one year of import, it is either re-exported or destroyed. If we fail to so track any such wafer, we would owe a double duty on the incoming shipment of which that wafer was a part. In addition, upon any such failure, U.S. Customs could (and upon repeated extreme failures U.S. Customs likely would) disallow further use of the TIB process, which would materially increase our production costs. In that case, we might be unable to secure alternate sources for wafers on a timely basis, or at all. In the semiconductor industry, supply chain changes are complicated, time-consuming, and costly, and may disrupt longstanding business relationships that are otherwise advantageous.

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

Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the European General Data Protection Regulation (GDPR), which took effect in May 2018, applies to many of our products and services and regulates our processing of personal data of European employees, European customers, European sales leads, and other European business contacts. The GDPR provides significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

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

Our worldwide operations could be adversely affected if disrupted for any reason, including natural disasters such as earthquakes, volcanic eruptions, tsunamis, floods, hurricanes, typhoons, telecommunication or information technology system failures, regulatory or political issues, power or water shortages, fires, extreme weather conditions, medical epidemics or pandemics or other man- made disasters or catastrophic events. These risks are exacerbated by the geographic concentration of our operations and those of our suppliers. While we maintain business interruption insurance for our facilities, the level and/or extent of coverage might not be sufficient to cover potential losses. Accordingly, the occurrence of any of these business disruptions for us or our third-party manufacturers, partners or customers could result in significant losses, seriously harm our revenue and financial condition, adversely affect our competitive position, increase our costs and expenses, and require substantial expenditures and recovery time in order to fully resume operations.

These negative effects could be particularly severe in the event of a widespread pandemic. For example, in early 2020 the novel coronavirus outbreak affected operations at one of our foundry partners in Wuhan, China, and increasingly has disrupted other product shipping and logistics operations in China. Concerns about the virus caused us to implement work-from-home rules at our facilities elsewhere in China. We also discouraged non-critical business travel worldwide and cancelled our participation in various international trade shows. As of the filing of this Annual Report, the extent to which the coronavirus will affect our business is uncertain. Even where our supply chain is unaffected, we may experience reduced demand to the extent our customers experience shortages of other necessary materials and are forced to slow production of their end products (with a corresponding decline in the rate at which they purchase materials from us) or to the extent our customers experience reduced consumer demand for their end-products as consumers curtail purchases. We may also experience delays in payments from some of our customers based in China. These risks will be exacerbated if the outbreak becomes widespread beyond China.

In regard to geographic concentration, our corporate headquarters, a portion of our research and development and manufacturing activities, the final assembly of our products, and other critical operations are concentrated in certain geographic locations, including California, the Philippines, Thailand, Malaysia, Japan, China and India, many of which are on or near the Pacific "ring of fire," which is characterized by active volcanoes, frequent earthquakes, and resulting tsunamis. In January 2020 our back-end manufacturing facility outside Manila in the Philippines was shut down for a few days due to ashfall from the Taal Volcano, located approximately 18 miles from our facility, and this facility may continue to experience disruption if there is new volcanic activity.

The ultimate impact on us, our significant suppliers and our general infrastructure from pandemics, from natural disasters, and from being centralized in certain geographical areas or located near major earthquake faults is unknown. However, if the novel coronavirus outbreak continues or spreads, or in the event of a major earthquake or other natural disaster or catastrophic event, our ability to deliver products to customers on a timely basis may be impacted, we may see reduced demand for our products, we may incur remediation costs, and we may suffer a loss of inventory or assets, all of which may adversely impact our profitability and financial condition.

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

Our certificate of incorporation, and by-laws require us to indemnify our officers and directors for certain liabilities that may arise in the course of their service to us, including their service at our request on the boards of other companies in which we invest such as Deca, SkyHigh, and Enovix. If we were required to pay a significant amount on account of these liabilities, or such liabilities were not covered by insurance coverage, our business, financial condition and results of operations could be seriously harmed.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our executive offices are located in San Jose, California. The following table summarizes our primary properties as of the end of fiscal 2019:

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

* Co-owned with local investor.

There was no change in our primary properties in fiscal 2019. We believe that our current properties are suitable and adequate for our foreseeable needs. We may need to exit facilities as we continue to evaluate our business model and cost structure.

ITEM 3.	LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 23, Commitments and Contingencies, of the Notes to Consolidated Financial Statements under Part II, Item 8, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Holders of Common Equity, and Performance Graph
Our common stock is listed on the Nasdaq Global Select Market under the trading symbol “CY."

As of February 7, 2020, there were approximately 1,222 registered holders of our common stock.
The following line graph compares the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total returns of the Standard and Poor (“S&P”) 500 Index and the S&P Semiconductors Select Industry Index for the last five fiscal years:

* $100 invested on 12/28/14 in stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

Recent Sales of Unregistered Securities

In the fourth quarter of 2019, we issued 1,108 shares of Cypress common stock upon exchange or conversion, by their holders, of outstanding Spansion Notes and 2022 Notes, in accordance with the indentures under which such notes were issued. We issued these shares in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
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

Yield Enhancement Program
In fiscal 2009, the Audit Committee approved a yield enhancement strategy intended to improve the yield on our available cash. As part of this program, the Audit Committee authorized us to enter into short-term yield enhanced structured agreements, typically with maturities of 90 days or less, correlated to our stock price. Under the agreements we have entered into to date, we pay a fixed sum of cash upon execution of an agreement in exchange for the financial institution’s obligations to pay either a pre-determined amount of cash or shares of our common stock depending on the closing market price of our common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our cash investment returned plus a yield substantially above the yield currently available for short-term cash investments. If the closing market price is at or below the pre-determined price, we will receive the number of shares specified at the agreement’s inception. As the outcome of these arrangements is based entirely on our stock price and does not require us to deliver either shares or cash, other than the original investment, the entire transaction is recorded in equity. The shares received upon the maturing of a yield enhancement structure are included in our “shares of common stock held in treasury” on the Consolidated Balance Sheets under Item 8. If the agreement is settled in shares, our initial investment is treated as a repurchase and counts against the $450 million stock repurchase authorization approved by our Board in October 2015.

Repurchase Activity

There was no activity, in our yield enhanced structured agreements, and no other repurchases, during fiscal 2017 and 2019.
The table below sets forth information with respect to repurchases of our common stock made outside of the yield enhancement program and, separately, the repurchase activity under our yield enhancement program, during fiscal 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Total Dollar Value of Shares That May Yet Be Purchase Under the Plans or Programs
	(In thousands, except per-share amounts)
Repurchases in fiscal 2018:
April 2, 2018—July 1, 2018	610	$16.38	610	$200,845
July 2, 2018—September 30, 2018	598	$16.73	598	$190,846
October 1, 2018—December 30, 2018	885	$13.21	885	$179,157
Total repurchases in fiscal 2018	2,093		2,093	$179,157
Yield enhancement program in fiscal 2018
October 1, 2018—December 30, 2018	250	$13.37	250	$175,815
Total repurchases under this program	31,836		31,836

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7, and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements under Part II, Item 8:

	Year Ended
	December 29, 2019 (4)	December 30, 2018	December 31, 2017	January 1, 2017 (2)	January 3, 2016 (2)
	(in thousands, except per-share amounts)
Consolidated Statement of Operations Data:
Revenues	$2,205,314	$2,483,840	$2,327,771	$1,923,108	$1,607,853
Operating income (loss)	123,263	164,428	78,093	(608,738)	(323,330)
Net income (loss) (1)	40,413	354,831	(80,783)	(683,877)	(367,563)
Net loss (gain) attributable to non-controlling interest, net of taxes	15	(239)	(132)	643	2,271
Net income (loss) attributable to Cypress	$40,428	$354,592	$(80,915)	$(683,234)	$(365,292)

Net income (loss) attributable to Cypress per share—basic	$0.11	$0.99	$(0.24)	$(2.14)	$(1.21)
Net income (loss) attributable to Cypress per share—diluted	$0.11	$0.95	$(0.24)	$(2.14)	$(1.21)

Dividends per share:
Declared and paid	$0.44	$0.44	$0.44	$0.44	$0.44
Shares used in net income (loss) per-share calculation:
Basic	367,308	359,324	333,451	319,522	302,036
Diluted	384,670	372,178	333,451	319,522	302,036

	As of
	December 29, 2019 (5)	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$415,462	$285,720	$151,596	$121,144	$227,561
Working capital (1)	$487,515	$396,208	$147,854	$191,486	$326,114
Total assets (1)	$3,556,114	$3,693,215	$3,537,050	$3,871,871	$4,004,261
Debt (3)	$726,423	$881,178	$983,816	$1,225,131	$688,265
Stockholders’ equity (1)	$2,100,255	$2,117,039	$1,817,592	1,892,752	$2,716,423

(1)
Our Consolidated Financial Statements include the financial results of the wireless IoT business acquired from Broadcom beginning July 5, 2016. The comparability of our results for the years ended December 29, 2019, December 30, 2018, December 31, 2017, and January 1, 2017 to the prior year is significantly impacted by this transaction.

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

(3)
The debt, net of costs, at December 29, 2019 primarily included $300.0 million related to our Senior Secured Revolving Credit Facility, $138.7 million related to our 2% Convertible Senior Notes due 2023, $266.8 million related to our 4.5% Convertible Senior Notes due 2022, and $11.8 million related to our 2% Exchangeable Senior Notes due 2020. The debt, net of costs, at December 30, 2018 primarily included $467.9 million related to our Term Loan B, $135.1 million related to our 2% Convertible Senior Notes due 2023, $256.7 million related to our 4.5% Convertible Senior Notes due 2022, and $11.4 million related to our 2% Exchangeable Senior Notes due 2020. The debt, net of costs, at December 31, 2017 primarily included $90.0 million related to our Senior Secured Revolving Credit Facility, $495.4 million related to our Term Loan B, $131.4 million related to our 2% Convertible Senior Notes due 2023, $246.6 million related to our 4.5% Convertible Senior Notes due 2022, and $20.4 million related to our 2% Exchangeable Senior Notes due 2020. The debt, net of costs, at January 1, 2017 primarily included $332.0 million related to our Senior Secured Revolving Credit Facility, $95.0 million related to our Term Loan A, $444.4 million related to our Term Loan B, $287.5 million related to our 4.5% Convertible Senior Notes due 2022, and $150.0 million related to our 2% Exchangeable Senior Notes due 2020. The debt, net of costs, at January 3, 2016 primarily included $449.0 million related to our Senior Secured Revolving Credit Facility, $97.2 million related to our Term Loan A, $150.0 million related to our 2% Exchangeable Senior Notes due 2020, $7.2 million related to our finance leases and $3.0 million related to our equipment loans. See Note 16, Debt, of the Notes to Consolidated Financial Statements under Part II, Item 8 for more information on our Credit Facility and other debt.

(4)
During the first quarter of fiscal 2019, we closed the transaction to transfer our NAND business to a newly-formed joint venture between the Company and SKHS. The comparability of our revenue for the year ended December 29, 2019 is impacted by this transaction. See Results of Operations under Part II, Item 7 for more information.

(5)
As a result of the adoption of ASU No. 2016-02, "Leases (ASC Topic 842)", our assets and liabilities increased by $56.4 million and $59.2 million, respectively, as of December 31, 2018 (the "Adoption Date"). See Note 1, Description of Business and Summary of Significant Accounting Policies, and Note 17, Leases, of the Notes to Consolidated Financial Statements under Part II, Item 8 for more information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties, including those discussed under Item 1A.
EXECUTIVE SUMMARY
General

Cypress Semiconductor Corporation (together with its consolidated subsidiaries, "Cypress", "the Company", "we" or "us") manufactures and sells advanced embedded system solutions for Internet of Things (or "IoT"), automotive, industrial, and consumer applications. Cypress’ microcontroller, analog integrated circuits ("ICs"), wireless and wired connectivity solutions and memories help engineers design differentiated products and help with speed to market. Cypress is committed to providing customers with quality support and engineering resources.

The Company operates on a 52 or 53-week fiscal year ending on the Sunday nearest to December 31. Fiscal years 2019, 2018 and 2017 each contained 52 weeks.

Pending Acquisition by Infineon

In June 2019, we entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Infineon Technologies AG, a stock corporation (Aktiengesellschaft) organized under the laws of the Federal Republic of Germany ("Infineon") and IFX Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Infineon ("Merger Sub"). Subject to approval by the relevant regulatory bodies as well as other customary closing conditions, the Merger Agreement provides for Merger Sub to merge with and into Cypress, with Cypress continuing as the surviving corporation in the Merger and as a wholly owned subsidiary of Infineon.

Refer to Note 2, Merger Agreement, of the Notes to Consolidated Financial Statements under Part II, Item 8 for more information.

Mergers, Acquisitions and Divestitures

Acquisition of the Noncontrolling Interest in AgigA Tech, Inc. ("AgigA")
In September 2019, we acquired the minority shareholders' noncontrolling interest in AgigA for total cash consideration of $3.9 million, making AgigA a wholly-owned subsidiary of Cypress.

Joint Venture with SK hynix system ic Inc. ("SKHS")
In April 2019, we closed the transfer of our NAND flash business to a newly-formed joint venture between Cypress and SKHS. The joint venture entity is named SkyHigh Memory Limited ("SkyHigh") and its headquarters are in Hong Kong, China. SkyHigh is 60-percent-owned by SKHS and 40-percent-owned by us. The NAND business was reported as part of our MPD segment prior to the close of the transfer. We recognized $31.1 million, $167.3 million and $168.1 million in revenue from the NAND business for the years ended December 29, 2019, December 30, 2018 and December 31, 2017.

Acquisition of a software business
In August 2018, we acquired an embedded software company focused on the Internet of things market for cash consideration of $3.0 million. The purchased assets were primarily developed technology. Pro forma results of operations of this acquired company are not presented because the effect of the acquisition was not material.

Sale of Cypress Minnesota Incorporated
In March 2017, we completed the sale of our wafer fabrication facility in Minnesota for gross proceeds of $30.5 million.

Business Segments

We continuously evaluate our reportable business segments in accordance with the applicable accounting guidance. Consistent with the year ended December 30, 2018, we operated under two reportable business segments, MPD and MCD, for the year ended December 29, 2019.
RESULTS OF OPERATIONS
Revenues
Our total revenues decreased by $278.5 million, or 11.2%, to $2,205.3 million for the year ended December 29, 2019 compared to the prior fiscal year. The decrease was attributable in part to the divestiture of our NAND flash business, which was completed on April 1, 2019. Revenue from the NAND flash business decreased by $136.2 million to $31.1 million in fiscal 2019 compared to the prior fiscal year. The remainder of the decrease was primarily due to demand softening across our NOR flash, microcontroller and wireless connectivity businesses.
Our total revenues increased by $156.1 million, or 6.7%, to $2,483.8 million for the year ended December 30, 2018 compared to the prior fiscal year. For the year ended December 30, 2018, the increase was primarily driven by strength in automotive and wireless connectivity, microcontrollers, and memory products.
The following table summarizes our consolidated revenues by segments:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
		(In thousands)
Microcontroller and Connectivity Division ("MCD")	$1,476,655	$1,474,442	$1,409,265
Memory Products Division ("MPD")	728,659	1,009,398	918,506
Total revenues	$2,205,314	$2,483,840	$2,327,771

Microcontroller and Connectivity Division:
Revenues recorded by MCD increased in fiscal 2019 by $2.2 million, or 0.2%, compared to fiscal 2018. The increase was primarily due to a growth in automotive and wired connectivity products, partially offset by a decline in demand for microcontrollers and wireless connectivity products.

Revenues recorded by MCD increased in fiscal 2018 by $65.2 million, or 4.6%, compared to fiscal 2017. The increase was primarily driven by growth in our microcontrollers, wired and wireless connectivity and automotive products. MCD revenue during fiscal 2018 benefited from volume increases as a result of new program ramps at certain customers.
Memory Products Division:
Revenues recorded by MPD decreased in fiscal 2019 by $280.7 million, or 27.8% compared to fiscal 2018. The decrease was primarily due to a decline in demand for NOR flash products, and the divestiture of our NAND flash business, which was completed on April 1, 2019. Revenue from the NAND flash business decreased by $136.2 million to $31.1 million in fiscal 2019 compared to the prior fiscal year. The decrease was partially offset by the manufacturing services revenue of approximately $10.5 million generated from SkyHigh in fiscal 2019.

Revenues recorded by MPD increased in fiscal 2018 by $90.9 million, or 9.9% compared to fiscal 2017. MPD revenue increased over fiscal 2017 primarily due to a shift in product mix towards high density NOR products, as well as an increase in revenue on NAND products.

Gross Profit & Margin

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
		(In thousands)
Revenues	$2,205,314	$2,483,840	$2,327,771
Less: Cost of revenues	1,375,289	1,552,385	1,545,837
Gross profit	$830,025	$931,455	$781,934
Gross margin (%)	37.6%	37.5%	33.6%

Our gross margin remained relatively constant at 37.6% in fiscal 2019 as compared to 37.5% in fiscal 2018. Improvements to gross margin were offset by items having an unfavorable impact to gross margin. Favorable items included a shift in the product mix toward higher density memory products, a decrease in sales of commoditized products, which was due in part to the divestiture of the NAND business effective the second quarter of fiscal 2019. Additionally, a loss from sale of assets related to planned sale of the NAND business in the amount of $1.9 million and $10.9 million was recorded in the cost of goods sold in fiscal 2019 and 2018 respectively. A primary unfavorable item was the decrease in revenue in fiscal 2019 compared to fiscal 2018 causing an increase in amortization expense from intangible assets as a percentage of revenue. Amortization of intangible assets included in cost of revenue was $187.5 million or 8.5% of revenues in fiscal 2019 compared to $196.0 million or 7.9% of revenues in fiscal 2018.

Our gross margin improved from 33.6% in fiscal 2017 to 37.5% in fiscal 2018. The primary drivers of the improvement in gross margin were higher fab utilization, which increased from 74.2% for the year ended December 31, 2017 to 81.2% for the year ended December 30, 2018; a reduction in the cost of certain products; a shift in the product mix towards higher density memory products and away from commoditized products; and ramping of new products at favorable margins.

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

Included in cost of revenues is the amortization of intangible assets of $196.0 million and $175.0 million for fiscal 2018 and fiscal 2017, respectively. The increase of the amortization of intangible assets is mainly due to the capitalization of in-process research and development ("IPR&D") projects.

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

Our R&D groups conduct ongoing efforts to reduce design cycle time and increase first pass yield through structured re-use of intellectual property blocks from a controlled intellectual property library, development of computer-aided design tools and improved design business processes. Design and related software development work primarily occurs at design centers located in the United States, Ukraine, Ireland, Germany, Israel, India, Japan, China and Malaysia.

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
R&D expenses	$362,716	$363,996	$362,931
As a percentage of revenues	16.4%	14.7%	15.6%

R&D expenditures decreased by $1.3 million in fiscal 2019 compared to the prior year. The decrease was mainly attributable to a $14.7 million decrease in labor costs due to reductions in variable compensation expenses and a $1.4 million decrease in stock-based compensation. These decreases were partially offset by $6.7 million increase in outside services, $5.1 million increase in other compensation, $2.9 million increase in software expenses and $0.1 million increase in other expenses.

R&D expenditures increased by $1.1 million in fiscal 2018 compared to the fiscal 2017. The increase was mainly attributable to $5.4 million in increased labor costs mainly due to employee-related compensation expenses, a $3.6 million increase in depreciation, and $1.8 million in licensing payments to certain vendors, partially offset by $4.1 million in lower restructuring costs, a $3.8 million decrease in deferred compensation expenses, and a $1.7 million decrease in stock-based compensation expenses.
Selling, General and Administrative ("SG&A")

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
		(In thousands)
SG&A expenses	$344,046	$403,031	$340,910
As a percentage of revenues	15.6%	16.2%	14.6%

SG&A expenses decreased by $59.0 million in fiscal 2019 compared to fiscal 2018. The decrease was mainly due to a loss from sale of assets related to planned sale of the NAND business of $65.7 million recognized in fiscal 2018, as well as a decrease of $17.2 million in professional fee and a decrease of $10.9 million in restructuring charges. These decreases were partially offset by an increase of $12.3 million in merger-related expenses, a $12.5 million increase in stock-based compensation expense, a $8.2 million increase in labor expenses and an increase of $1.8 million in facility-related expenses.

SG&A expenses increased by $62.1 million in fiscal 2018 compared to fiscal 2017. The increase was mainly due to a loss from sale of assets related to planned sale of the NAND business of $65.7 million, a $9.1 million increase in restructuring costs, a $5.1 million increase in stock-based compensation, a $3.8 million increase in professional fees, a $3.4 million increase in advertising expenses and a $2.5 million increase in facilities expenses, partially offset by a $14.3 million decrease in shareholder litigation, a $7.9 million decrease in labor expenses, and a $5.0 million decrease in deferred compensation expenses.

Interest Expense
Interest expense for fiscal 2019 was $58.7 million and primarily represents interest payments due and amortization of debt discount and costs related to our 2% Convertible Senior Notes due 2023, 4.5% Convertible Senior Notes due 2022, 2% Exchangeable Senior Notes due 2020, and interest expense incurred on our Revolving Credit Facility, Term Loan B and other debt. In addition, of the $58.7 million, $6.4 million was related to the loss on extinguishment of Term Loan B.
Interest expense for fiscal 2018 was $65.3 million and primarily represents interest payments due and amortization of debt discount and costs related to our 2% 2023 Exchangeable Notes, 4.5% 2022 Senior Exchangeable Notes, 2% 2020 Spansion Exchangeable Notes, and interest expense incurred on our Revolving Credit Facility, Term Loan B and other debt. In addition, of the $65.3 million, $5.2 million was related to the refinancing and write-off of debt issuance costs upon the debt amendment for Term Loan B and the extinguishment of the 2% 2020 Spansion Exchangeable Notes.
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
Refer to Note 16, Debt, of the Notes to Consolidated Financial Statements under Part II, Item 8 for more information about our credit facility and other debt.
Other Income (Expense), Net
The following table summarizes the components of other income (expense), net:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
		(In thousands)
Interest income	$5,367	$—	$568
Changes in fair value of investments under the deferred compensation plan	7,991	(2,904)	6,087
Foreign currency exchange and other (losses) gains, net	(1,135)	(340)	(1,838)
Other	1,945	726	(549)
Other income (expense), net	$14,168	$(2,518)	$4,268

Employee Deferred Compensation Plan
We have a deferred compensation plan, which provides certain key employees, including our executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-deferred basis. We do not make contributions to the deferred compensation plan and we do not guarantee returns on the investments. Participant deferrals and investment gains and losses remain as our liabilities and the underlying assets are subject to claims of general creditors. In fiscal 2019, 2018 and 2017, we recognized changes in fair value of the assets under the deferred compensation plan in "Other income (expense), net" of $8.0 million, $(2.9) million, and $6.1 million, respectively. The increase or decrease in the fair value of the investments relates to the increased or decreased performance of the portfolio on a year over year basis. Refer to Note 21, Employee Benefit Plans, of the Notes to Consolidated Financial Statements under Part II, Item 8 for more information about our deferred compensation plan.
Share in Gain/Loss, Net and Impairment of Equity Method Investees
Deca Technologies Inc. ("Deca")

Cypress held 52.4% and 52.5% of Deca's outstanding voting shares as of December 29, 2019 and December 30, 2018, respectively. Our investment in Deca is accounted for as an equity method investment.
During the fourth quarter of fiscal 2018, we determined that our investment in Deca was other-than-temporarily impaired due to Deca's failure to achieve significant product development and testing milestones. As a result, we recognized a charge of $41.5 million in order to write down the carrying amount of the investment to the estimated fair value as of the end of fiscal 2018.

During the second quarter of fiscal 2019, certain key customers notified Deca management of their intention to significantly reduce their previously estimated orders from Deca for 2019. Additionally, preliminary conversations between Deca and certain potential investors during the second quarter of fiscal 2019 had indicated that the enterprise value of Deca was lower than Cypress’s previous estimates. As a result, we recognized a charge of $29.5 million in order to write down the carrying amount of the investment to the estimated fair value as of the end of the second quarter of fiscal 2019.

During fiscal 2019 and 2018, we recorded $10.5 million and $15.8 million, respectively, for our share of losses recorded by Deca.

On October 1, 2019, Deca reached a definitive agreement with nepes Corporation (“nepes”) to sell Deca’s Philippines manufacturing facility to nepes, subject to receipt of regulatory approvals and other customary closing conditions. As part of the agreement, nepes has licensed certain Deca technologies, and nepes will purchase a limited number of Deca’s shares from certain existing shareholders which may include Cypress. The agreement provides for milestone-based payments from nepes to Deca both for the Philippines manufacturing facility purchase and the technology license, which milestones are currently expected to be achieved in 2020. The transfer of Deca's manufacturing facility to nepes closed on January 1, 2020. Following the closing, Deca's remaining assets primarily consist of intellectual property and its new business model will focus on monetizing its intellectual property portfolio as well as providing engineering services.

Given the factors described above, there continues to be a substantial risk that the carrying value of our investment in Deca may be further impaired in the future. Conditions that may have a material adverse effect on Deca’s business, results of operations and financial condition or on its enterprise value include:

•	any delays of failure to complete product or intellectual property development milestones-similar to those previously experienced;

•	any inability of Deca to raise sufficient funding, if needed, for continuing its operations; and

•	any inability of Deca to monetize its intellectual property assets.

We may be required to record further impairments resulting in partial or full write down of the carrying value of our investment in Deca if any of the conditions described above were to materialize.
SkyHigh
On April 1, 2019, we closed the transfer of our NAND business to a newly-formed joint venture between Cypress and SK hynix system ic Inc. ("SKHS"). The joint venture entity is named SkyHigh Memory Limited ("SkyHigh") and its headquarters are in Hong Kong, China. SkyHigh is 60-percent-owned by SKHS and 40-percent-owned by Cypress. We paid $2.4 million in cash as our capital contribution in SkyHigh upon close of the transaction. Our investment in SkyHigh is accounted for as an equity method investment.
During fiscal 2019, we recorded $4.1 million for our share of income recorded by SkyHigh.
Enovix Corporation ("Enovix")
We held 23.2% and 24.8% of Enovix's outstanding equity at the end of fiscal 2019 and 2018, respectively. During the fourth quarter of fiscal 2017, Enovix missed achieving certain key planned product development milestones. Consequently, we concluded that our investment in Enovix was other-than-temporarily impaired and recorded a charge of $51.2 million to write down the carrying amount of the investment to zero.

During fiscal 2017, we recorded $8.7 million for our share of losses recorded by Enovix. No further share in losses of Enovix have been recorded since the full impairment of the carrying value of our investment in Enovix in the fourth quarter of fiscal 2017 as described above.
Income Taxes
We recorded income tax provision of $2.4 million and income tax benefit of $315.6 million in fiscal 2019 and 2018, respectively, and an income tax provision of $11.2 million in fiscal 2017. The income tax provision for 2019 was primarily due to income taxes associated with our non-U.S. operation, partially offset by tax credits and excess tax benefits from stock-based compensation. The income tax benefit for 2018 was primarily due to a release of our valuation allowance previously maintained against certain deferred tax assets of $343.3 million, as discussed further below. The income tax expense for fiscal 2017 was primarily attributable to income taxes associated with our non-U.S. operations, partially offset by release of previously accrued taxes related to the lapsing of statutes of limitation.
A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. We regularly assess our valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. We consider all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. During the fourth quarter of 2018, we released $343.3 million of the valuation allowance attributable to certain U.S. deferred tax assets. As of December 29, 2019, for certain federal and state attributes, a valuation allowance of $176.0 million has been recorded for the portion that is not more likely than not to be realized. We will continue to evaluate all evidence in future periods to determine if a further release of the valuation allowance is warranted.
Our effective tax rate varies from the U.S. statutory rate primarily due to earnings of foreign subsidiaries taxed at different rates. The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We regularly assess our tax positions in light of legislative, bilateral tax treaties, and regulatory and judicial developments in the many countries in which we and our affiliates do business.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes information regarding our cash and cash equivalents and working capital:

	As of
	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$415,462	$285,720	$151,596
Working capital, net	$487,515	$396,208	$147,854

Key Components of Cash Flows

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(in thousands)
Net cash provided by operating activities	$478,915	$471,700	$403,487
Net cash used in investing activities	$(27,311)	$(49,690)	(14,429)
Net cash used in financing activities	$(321,862)	$(287,886)	$(357,634)

Fiscal 2019:
Operating Activities
Net cash provided by operating activities during fiscal 2019 of $478.9 million consisted of (in millions):

Net income	$40.4
Non-cash items
Stock-based compensation expenses	106.0
Depreciation and amortization	284.7
Loss on sale of NAND business to joint venture	1.5
Gain on sale or retirement of property and equipment, net	(0.5)
Share in gain/loss, net and impairment of equity method investees	35.9
Accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt	17.9
Loss on extinguishment of debt	6.4
Restructuring and other costs	3.9
Changes in operating asset and liability accounts	(17.3)
$478.9

The decrease in net cash due to changes in operating assets and liabilities during fiscal 2019 of $17.3 million was primarily due to a decrease in accounts payable and accrued and other liabilities of $101.0 million mainly due to timing of payments to vendors. This was partially offset by an increase of $67.5 million in price adjustments and other revenue reserves for sales to distributors (the "DPA Reserve") mainly due to a transition of business between distributors in Japan during the third quarter of fiscal 2019. Other changes that impacted the operating assets and liabilities included the following:

•	$56.0 million in operating lease right-of-use assets recorded due to the adoption of ASU No. 2016-02, "Leases (ASC Topic 842)," partially offset by $44.6 million of operating lease liability;

•	a decrease in accounts receivable of $23.4 million due to timing of invoicing and collections; and

•	an increase in inventories of $3.0 million primarily due to inventory builds to support certain supplier transitions.

Investing Activities

In fiscal 2019, we used approximately $27.3 million of cash in our investing activities primarily due to:

•	property and equipment expenditures of $41.2 million relating to purchases of manufacturing facility equipment;

•	cash paid for purchase of noncontrolling interest in AgigA of $3.7 million; and

•	cash paid for equity method investments of $2.4 million.
These cash outflows were partially offset by proceeds of $13.6 million from our sale of the NAND business to a joint venture and $5.8 million in net distributions for the deferred compensation plan.

Financing Activities

In fiscal 2019, we used approximately $321.9 million of cash in our financing activities, primarily related to:

•	payments of $476.3 million on Term Loan B;

•	dividend payments of $160.9 million;

•	payments of $147.0 million on our Revolving Credit Facility;

•	payments of $19.4 million on net shares settlement of restricted stock units; and

•	payments of $1.7 million on finance lease liabilities.
These payments were partially offset by proceeds of $447.0 million from draws on our Revolving Credit Facility and proceeds of $38.6 million from employee equity awards.

Fiscal 2018:
Operating Activities

Net cash provided by operating activities during fiscal 2018 of $471.7 million consisted of (in millions):

Net income	$354.8
Non-cash items
Stock-based compensation expenses	96.0
Depreciation and amortization	283.0
Impairment of assets held for sale	76.6
Loss on sale or retirement of property and equipment, net	7.5
Share in gain/loss, net and impairment of equity method investees	57.4
Accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt	19.5
Release of valuation allowance	(343.3)
Loss on extinguishment of debt	5.2
Restructuring and other costs	16.1
Changes in operating asset and liability accounts	(101.1)
$471.7

The decrease in net cash due to changes in operating assets and liabilities during fiscal 2018 of $101.1 million was primarily due to the following:

•	an increase in accounts receivable of $23.8 million mainly due to an increase in revenue;

•	an increase in inventories of $20.8 million;

•	an increase in other current and long-term assets of $5.4 million;

•	a decrease in accounts payable and accrued and other liabilities of $33.9 million mainly due to timing of payments and payments related to restructuring activities;

•	a decrease in price adjustments and other distributor related reserves of $14.5 million; and

•	an increase in assets held for sale related inventories of $13.5 million due to the sale of NAND business.

Investing Activities

In fiscal 2018, we used approximately $49.7 million of cash in our investing activities primarily due to:

•	$68.9 million of cash used for property and equipment expenditures relating to purchases of certain laboratory and manufacturing facility equipment.

These cash outflows were partially offset by $5.8 million of cash received on the sales of property and equipment, and $18.5 million of cash received related to our investments in privately held equity interests.

Financing Activities

In fiscal 2018, we used approximately $287.9 million of cash in our financing activities, primarily related to:

•	$157.4 million for dividend payments;

•	net repayments of $90.0 million on the Senior Secured Revolving Credit Facility;

•	$35.6 million for repayment of Term Loan B;

•	$35.0 million for stock repurchase; and

•	$10.0 million for repayment of 2% 2020 Spansion Exchangeable Notes.

The above payments were partially offset by proceeds of $40.7 million from employee equity awards.

Liquidity and Contractual Obligations
Summary of our debt balances is included below:

	December 29, 2019
	Principal amount outstanding	Less: Unamortized discount and issuance costs	Net carrying value outstanding
	(in thousands)
Revolving Credit Facility	$300,000	$—	$300,000
2% Exchangeable Senior Notes due 2020	11,984	223	11,761
4.5% Convertible Senior Notes due 2022	287,495	20,685	266,810
2% Convertible Senior Notes due 2023	150,000	11,301	138,699
Finance lease obligations	9,153	—	9,153
Total debt	$758,632	$32,209	$726,423
Of the net carrying value outstanding, $11.8 million related to 2% Exchangeable Senior Notes due 2020 and $1.9 million related to finance lease obligations were classified as current liabilities as of December 29, 2019.

	December 30, 2018
	Principal amount outstanding	Less: Unamortized discount and issuance costs	Net carrying value outstanding
	(in thousands)
Term Loan B	$476,310	$8,391	$467,919
2% Exchangeable Senior Notes due 2020	11,990	552	11,438
4.5% Convertible Senior Notes due 2022	287,500	30,774	256,726
2% Convertible Senior Notes due 2023	150,000	14,943	135,057
Finance lease obligations	10,038	—	10,038
Total debt	$935,838	$54,660	$881,178
Of the net carrying value outstanding, $6.9 million related to Term Loan B and finance lease obligation was classified as current liabilities as of December 30, 2018.

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
The Revolving Credit Facility, as amended, provides for $700 million of borrowing capacity, of which $400.0 million was undrawn as of December 29, 2019.

As of December 29, 2019, we were in compliance with all of the financial covenants under all of our debt facilities.
Refer to Note 16, Debt, of the Notes to Consolidated Financial Statements under Part II, Item 8 for more information on our debt obligations.

Contractual Obligations
The following table summarizes our contractual obligations as of December 29, 2019:

	Total	2020	2021 and 2022	2023 and 2024	After 2024
	(In thousands)
Purchase obligations (1)	$193,749	$95,136	$65,709	$32,904	$—
Operating lease commitments	55,599	16,244	15,949	9,945	13,461
Finance lease commitments	10,081	2,196	4,380	2,583	922
2% Exchangeable Senior Notes due 2020 (2)	11,984	11,984	—	—	—
4.5% Convertible Senior Notes due 2022 (2)	287,495	9	287,486	—	—
2% Convertible Senior Notes due 2023(2)	150,000	—	—	150,000	—
Revolving credit facility	300,000	—	300,000	—	—
Interest and commitment fee due on debt (3)	54,766	26,459	26,661	1,632	14
Asset retirement obligations	5,959	1,876	3,710	340	33
Total contractual obligations (4)	$1,069,633	$153,904	$703,895	$197,404	$14,430

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

(2)	The notes are presented based on scheduled payment due dates and had become exchangeable or convertible (as applicable) at the holders' options during the third and fourth quarters of fiscal 2019.

(3)	Interest and commitment fees due on variable debt is based on the effective interest rates as of December 29, 2019.

(4)
Total contractual obligations do not include transaction fees of approximately $63 million which are contingently payable upon the completion of the proposed Merger with Infineon. If the proposed Merger does not close under circumstances in which we receive a reverse break-up fee, transaction fees of approximately $22.2 million are contingently payable by us. Additionally, the contractual obligations do not include $10.2 million in retention bonuses awarded to certain employees, 50% of which are payable upon the closing of the Merger, and the remaining 50% of which are potentially payable six months after the closing of the Merger.

Capital Resources and Financial Condition
Our long-term strategy is to minimize the amount of cash required for operational purposes and to utilize the remaining amount of our cash for investments in interest-bearing and highly liquid cash equivalents and debt securities, repayment of debt, the purchase of our stock through our stock buyback program and payments of regularly scheduled cash dividends. In addition, we may use excess cash to invest in strategic investments and partnerships and pursue acquisitions. Our investment policy defines three main objectives when making investments: security of principal, liquidity, and maximization of after-tax yield. We invest excess cash in various financial securities subject to certain requirements including security type, duration, concentration limits, and credit rating profile.
As of December 29, 2019, a total cash and cash equivalents position of $415.5 million is available for use in current operations.
As of December 29, 2019, approximately 12.2% of our cash and cash equivalents were held by our non-U.S. subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies. All offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts, if repatriated may be subject to tax and other transfer restrictions.

On July 31, 2019, we amended the Revolving Credit Facility to increase the available amount from $540 million to $700 million and extend its maturity from March 12, 2020 to January 31, 2021. We may, at our sole discretion, extend the maturity for another six months to July 31, 2021. The financial covenants were amended to increase the maximum total leverage ratio from 3.75 to 4.0. Subject to the terms and conditions set forth in the amended Revolving Credit Facility, the completion of the Merger will trigger the change of control provision of the Revolving Credit Facility causing the debt to become payable immediately. We borrowed $447 million under the amended Revolving Credit Facility and repaid the entire outstanding Term Loan B principal balance of approximately $448 million in July 2019, resulting in an extinguishment of Term Loan B, which was scheduled to mature on July 5, 2021. As a result, we recorded a debt extinguishment loss of $6.4 million in connection with the write-off of unamortized debt discount and issuance costs, which was recorded in "Interest expense" in the Consolidated Statements of Operations. Subsequently, we repaid $147.0 million of the outstanding amended Revolving Credit Facility during fiscal 2019.
We believe that liquidity provided by existing cash, cash equivalents, our cash from operations and our borrowing arrangements will provide sufficient capital to meet our requirements for at least the next twelve months. However, if economic conditions deteriorate, debt covenants unexpectedly impact our ability to borrow and other factors beyond our control adversely affect our estimates of our future cash requirements, we could be required to fund our cash requirements using alternative financing. There can be no assurance that additional financing, if needed, would be available on terms acceptable to us if at all. We may also choose at any time to raise additional capital or debt to strengthen our financial position, facilitate growth, enter into strategic initiatives including the acquisition of other companies, repurchase shares of our stock, increase our dividends and/or provide us with additional liquidity to take advantage of other business opportunities that arise.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements included in this Annual Report on Form 10-K and the data used to prepare them. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements under Part II, Item 8 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. We are required to make estimates, judgments and assumptions in the course of preparing our financial statements. We base our estimates, judgments and assumptions on historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. While we believe that our estimates, judgments and assumptions are reasonable, actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting estimates and policies are as follows:

Revenue Recognition: estimates related to (i) distributor price adjustments and stock rotation, which are primarily determined based on our analysis of historical trends experienced for similar revenue transactions; and (ii) determining whether reliable information related to an arrangement with a customer that includes variable contingent consideration is available.

Valuation of Inventories: estimates related to write-down of our inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Primary factors used in making this estimate include historical sales levels, demand forecast, backlog and age of the inventory items.

Share-Based Compensation: estimates related to measuring the level of achievement of performance milestones, based on forecasted operating results.

Accounting for Income Taxes: estimating reserves needed against uncertain tax positions. Such reserves are recorded primarily based on judgmental assessment of tax regulations and case law.
Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

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

In December 2017, we entered into fixed-for-floating interest rate forward swap agreements with two counterparties, starting from April 2018, to swap variable interest payments on our debt for fixed interest payments. These agreements will expire in July 2021. The objective of the swap was to effectively fix the interest rate at then-current levels without having to refinance the outstanding term loan, thereby avoiding the incurrence of transaction costs. Under these arrangements, the interest rate on the variable debt became fixed in April 2018. On January 3, 2018, we evaluated the hedge effectiveness of the interest rate swaps and have designated these swaps as hedging instruments. Upon designation as hedge instruments, future changes in fair value of these swaps will be recognized in accumulated other comprehensive income (loss). As of December 29, 2019, these swaps were designated as hedging instruments, and the aggregate notional amount of these interest rate swaps was $300 million.

In October 2018, the Company entered into fixed-for-floating interest rate forward swap agreements starting in July 2021 with two counterparties to swap variable interest payments on expected future debt for fixed interest payments; these agreements will expire in December 2024. The objective of the swaps was to effectively fix the future interest rate at the level that was available when we entered into the swap agreements in order to avoid the uncertainty in financing cost for a portion of debt due to future interest rate fluctuations. The aggregate notional amount of these interest rate swaps was $300 million. The Company has evaluated the hedge effectiveness of the interest rate swaps and has designated these swaps as cash flow hedges of debt with future changes in fair value of these swaps recognized in accumulated other comprehensive income (loss).
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
Example of our foreign currency transactions including:

•	sales of our products to Japanese distributors are denominated in U.S. dollars, Japanese yen and Euros;

•	some of our manufacturing costs are denominated in Japanese yen and other foreign currencies such as the Thai Baht, Philippine Peso and Malaysian Ringgit; and

•	some fixed asset purchases and sales are denominated in other foreign currencies.
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
We analyzed our foreign currency exposure, including our hedging strategies, to identify assets and liabilities denominated in other currencies. For those assets and liabilities, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. We have determined that there would be an immaterial effect on our results of operations from such a shift. Please see Note 13, Foreign Currency and Interest Rate Derivatives, of the Notes to Consolidated Financial Statements under Part II, Item 8 for details on the contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 29, 2019	December 30, 2018
ASSETS	(In thousands, except per-share amounts)
Current assets:
Cash and cash equivalents	$415,462	$285,720
Accounts receivable, net	301,755	324,274
Inventories	297,904	292,093
Assets held for sale	—	13,510
Other current assets	87,348	101,163
Total current assets	1,102,469	1,016,760
Property, plant and equipment, net	258,748	282,986
Operating lease right-of-use assets	42,941	—
Goodwill	1,373,750	1,373,750
Intangible assets, net	283,183	490,590
Equity method investments	31,644	65,145
Deferred tax assets	348,622	339,679
Other long-term assets	114,757	124,305
Total assets	$3,556,114	$3,693,215
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$151,393	$210,715
Accrued compensation and employee benefits	54,245	61,994
Price adjustments and other distributor related reserves	230,559	163,088
Dividends payable	40,978	39,748
Current portion of long-term debt	13,615	6,943
Other current liabilities	124,164	138,064
Total current liabilities	614,954	620,552
Income taxes payable	54,941	53,469
Credit facility and long-term debt	712,808	874,235
Other long-term liabilities	73,156	27,920
Total liabilities	1,455,859	1,576,176
Commitments and contingencies (Note 23)	—	—
Stockholder's Equity:
Preferred stock, $.01 par value, 5,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 650,000 and 650,000 shares authorized; 549,545 and 537,327 shares issued; 372,704 and 361,452 shares outstanding at December 29, 2019 and December 30, 2018, respectively	5,495	5,373
Additional paid-in-capital	5,617,075	5,636,099
Accumulated other comprehensive (loss) income	(16,039)	1,829
Accumulated deficit	(1,116,438)	(1,157,115)
Stockholders’ equity before treasury stock	4,490,093	4,486,186
Less: shares of common stock held in treasury, at cost; 176,841 and 175,875 shares at December 29, 2019 and December 30, 2018, respectively	(2,389,838)	(2,370,452)
Total Cypress stockholders’ equity	2,100,255	2,115,734
Non-controlling interest	—	1,305
Total equity	2,100,255	2,117,039
Total liabilities and equity	$3,556,114	$3,693,215
The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands, except per-share amounts)
Revenues	$2,205,314	$2,483,840	$2,327,771
Costs and expenses:
Cost of revenues	1,375,289	1,552,385	1,545,837
Research and development	362,716	363,996	362,931
Selling, general and administrative	344,046	403,031	340,910
Total costs and expenses	2,082,051	2,319,412	2,249,678
Operating income	123,263	164,428	78,093
Interest expense	(58,745)	(65,327)	(80,215)
Other income (expense), net	14,168	(2,518)	4,268
Income before income taxes, share in gain/loss, net and impairment of equity method investees and non-controlling interest	78,686	96,583	2,146
Income tax (provision) benefit	(2,372)	315,618	(11,157)
Share in gain/loss, net and impairment of equity method investees	(35,901)	(57,370)	(71,772)
Net income (loss)	40,413	354,831	(80,783)
Net loss (income) attributable to non-controlling interest, net of taxes	15	(239)	(132)
Net income (loss) attributable to Cypress	$40,428	$354,592	$(80,915)
Net income (loss) per share attributable to Cypress:
Basic	$0.11	$0.99	$(0.24)
Diluted	$0.11	$0.95	$(0.24)
Shares used in net income (loss) per share calculation:
Basic	367,308	359,324	333,451
Diluted	384,670	372,178	333,451

The accompanying notes are an integral part of these consolidated financial statements

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Net income (loss)	$40,413	$354,831	$(80,783)
Other comprehensive income (loss):
Net unrecognized (loss) gain on defined benefit plan	(2,798)	3,456	324
Net unrealized (loss) gain on cash flow hedges:
Net unrealized (loss) gain arising during the period	(14,056)	(644)	511
Net gain reclassified into earnings for revenue hedges	(739)	(37)	(4,634)
Net loss (gain) reclassified into earnings for expense hedges	499	(335)	10,586
Net gain reclassified into earnings for interest rate hedges	(774)	(162)	—
Provision for income tax	—	913	662
Net unrealized (loss) gain on cash flow hedges	(15,070)	(265)	7,125
Other comprehensive (loss) income	(17,868)	3,191	7,449
Comprehensive income (loss)	22,545	358,022	(73,334)
Comprehensive income (loss) attributable to non-controlling interest	15	(239)	(132)
Comprehensive income (loss) attributable to Cypress	$22,560	$357,783	$(73,466)

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Non-controlling	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Interest	Equity
	(in thousands, except share amounts)
Balances at January 1, 2017	497,055	$4,737	$5,659,644	$(8,811)	$(1,428,441)	173,472	$(2,335,301)	$924	$1,892,752
Net loss attributable to Cypress	—	—	—	—	(80,915)	—	—	—	(80,915)
Net unrealized loss on cash flow hedges	—	—	—	7,125	—	—	—	—	7,125
Unrealized gain on defined benefit pension plan	—	—	—	324	—	—	—	—	324
Changes in employee deferred compensation plan assets	—	—	—	—	—	—	477	—	477
Adoption of ASU 2016-09		—	2,350	—	(2,350)		—	—	—
Issuance of common shares under employee stock plans, net	11,316	26	47,245	—	—	—	—	—	47,271
Issuance of common shares upon conversion of 2% Exchangeable Senior Notes due 2020	17,348	173	283,634	—	—	—	—	—	283,807
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	27	(120)	—	(120)
Stock-based compensation	—	—	90,261	—	—	—	—	—	90,261
Issuance of 2% Convertibles Senior Notes due 2023	—	—	15,028	—	—	—	—	—	15,028
Extinguishment of 2% Exchangeable Senior Notes due 2020	—	—	(290,591)	—	—	—	—	—	(290,591)
Dividend	—	—	(147,959)	—	—	—	—	—	(147,959)
Non-controlling interest	—	—	—	—	—	—	—	132	132
Balances at Balances at December 31, 2017	525,719	4,936	5,659,612	(1,362)	(1,511,706)	173,499	(2,334,944)	1,056	1,817,592
Net income attributable to Cypress	—	—	—	—	354,592	—	—	—	354,592
Net unrealized loss on cash flow hedges and interest rate swaps	—	—	—	(265)	(1)	—	—	—	(266)
Unrealized gain on defined benefit pension plan	—	—	—	3,456	—	—	—	—	3,456
Changes in employee deferred compensation plan assets	—	—	—	—	—	—	20	—	20
Issuance of common shares under employee stock plans, net	10,206	412	40,230	—	—	33	(504)	—	40,138
Stock-based compensation	—	—	95,173	—	—	—	—	—	95,173
Issuance of common shares upon conversion of 2% Exchangeable Senior Notes due 2020	1,402	14	25,152	—	—	—	—	—	25,166
Extinguishment of 2% Exchangeable Senior Notes due 2020	—	—	(25,696)	—	—	—	—	—	(25,696)
Dividend	—	—	(158,372)	—	—	—	—	—	(158,372)
Repurchase of common shares	—	—	—	—	—	2,093	(31,681)	—	(31,681)
Yield enhancement structured agreements, net	—	—	—	—	—	250	(3,343)	—	(3,343)
Non-controlling interest	—	11	—	—	—	—	—	249	260
Balances at December 30, 2018	537,327	5,373	5,636,099	1,829	(1,157,115)	175,875	(2,370,452)	1,305	2,117,039

Net income attributable to Cypress	—	—	—	—	40,428	—	—	—	40,428
Unrealized loss on defined benefit pension plan	—	—	—	(2,798)	—	—	—	—	(2,798)
Net unrealized (loss) gain on cash flow hedges and interest rate swaps	—	—	—	(15,070)	249	—	—	—	(14,821)
Issuance of common shares under employee stock plans, net	12,218	122	38,460		—	—	—	—	38,582
Extinguishment of 2% Exchangeable Senior Notes due 2020 and 4.5% Convertible Senior Notes due 2022	—	—	14	—	—	—	—	—	14
Dividend	—	—	(162,080)	—	—	—	—	—	(162,080)
Withholding of common shares for tax obligations on vested restricted shares	—	—	—	—	—	966	(19,386)	—	(19,386)
Stock-based compensation	—	—	107,165	—	—	—	—	—	107,165
Acquisition of noncontrolling interest	—	—	(2,583)	—	—	—	—	(1,290)	(3,873)
Non-controlling interest	—	—	—	—	—	—	—	(15)	(15)
Balances at December 29, 2019	549,545	$5,495	$5,617,075	$(16,039)	$(1,116,438)	176,841	$(2,389,838)	$—	$2,100,255
 The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$40,413	$354,831	$(80,783)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	105,982	95,965	91,581
Depreciation and amortization	284,656	282,985	264,905
Loss on sale of NAND business to joint venture	1,534	—	—
Impairment of assets held for sale	—	76,591	—
Gain on divestitures	—	—	(1,245)
(Gain) loss on sale or retirement of property and equipment, net	(460)	7,505	(1,165)
Share in gain/loss, net and impairment of equity method investees	35,901	57,370	71,772
Accretion of interest expense on Senior Exchangeable Notes and amortization of debt and financing costs on other debt	17,892	19,513	21,091
Release of valuation allowance	—	(343,274)	—
Loss on extinguishment of debt	6,417	5,169	7,246
Restructuring and other costs	3,871	16,128	8,997
Changes in operating assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	23,396	(23,836)	37,046
Inventories	(2,955)	(20,757)	14,327
Asset held for sale	—	(13,510)	—
Other current and long-term assets, net	(4,226)	5,379	9,629
Price adjustments and other distributor related reserves	67,471	(14,487)	19,067
Accounts payable and other liabilities	(100,977)	(33,872)	(58,981)
Net cash provided by operating activities	478,915	471,700	403,487
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,655)	—
Purchase of noncontrolling interest	(3,709)	—	—
Distributions, net of contribution from deferred compensation plan	5,785	2,541	2,562
Acquisition of property, plant and equipment	(41,168)	(68,899)	(54,284)
Proceeds from sales of property and equipment	482	5,769	2,340
Cash paid for equity and cost method investments	(2,400)	—	(9,285)
Cash received on cost method investments	—	18,538	—

CYPRESS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Proceeds from divestitures	13,639	—	45,500
Other investing	60	(4,984)	(1,262)
Net cash used in investing activities	(27,311)	(49,690)	(14,429)
Cash flows from financing activities:
Repurchase of common stock	—	(31,682)	—
Yield enhancement structured agreements settled in stock, net	—	(3,262)	—
Tax withholdings related to net share settlements of restricted stock units	(19,386)	—	—
Proceeds from employee stock-based awards	38,582	40,661	47,153
Payments of cash dividends	(160,850)	(157,364)	(144,749)
Repayment of finance leases, loans and other	(1,730)	—	(112)
Borrowings under senior secured revolving credit facility	447,000	94,000	190,000
Borrowings under Term Loans	—	—	91,250
Repayments of senior secured revolving credit facility	(147,000)	(184,000)	(432,000)
Repayment of Term Loans	(476,310)	(35,614)	(118,701)
Financing costs related to debt	(2,157)	(625)	(12,475)
Payment for extinguishment of 2% Exchangeable Senior Notes due 2020 and 4.5% Convertible Senior Notes due 2022	(11)	(10,000)	(128,000)
Proceeds from issuance of 2% Convertible Senior Notes due 2023	—	—	150,000
Net cash used in financing activities	(321,862)	(287,886)	(357,634)
Net increase in cash and cash equivalents	129,742	134,124	31,424
Cash and cash equivalents, beginning of year	285,720	151,596	120,172
Cash and cash equivalents, end of year	$415,462	$285,720	$151,596
Supplemental disclosures:
Dividends payable	$40,978	$39,748	$38,741
Cash paid for income taxes, net	7,999	9,080	6,576
Cash paid for interest	34,822	39,504	53,131
Unpaid purchases of property, plant and equipment	3,855	5,875	14,291

The accompanying notes are an integral part of these consolidated financial statements.

CYPRESS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Cypress Semiconductor Corporation (together with its consolidated subsidiaries, "Cypress" or the "Company") designs, manufactures and sells advanced embedded system solutions for Internet of Things (or "IoT"), automotive, industrial, and consumer applications. Cypress' microcontroller, analog integrated circuits ("ICs"), wireless and wired connectivity solutions and memories help engineers design differentiated products and help with speed to market. Cypress is committed to providing customers with quality support and engineering resources.

On March 1, 2017, the Company completed the sale of its wafer fabrication facility in Minnesota for gross proceeds of $30.5 million.

On August 14, 2018, the Company acquired an embedded software company focused on the IoT market for cash consideration of $3.0 million. The purchase consideration was allocated to acquired developed technology.

On April 1, 2019, the Company closed the transfer of its NAND business to a newly-formed joint venture between the Company and SK hynix system ic Inc. ("SKHS"). The joint venture entity is named SkyHigh Memory Limited ("SkyHigh") and its headquarters are in Hong Kong, China. SkyHigh is 60-percent-owned by SKHS and 40-percent-owned by Cypress. The Company paid $2.4 million in cash as its capital contribution in SkyHigh upon close of the transaction. Additionally, Cypress is providing certain transition and back-end manufacturing services to SkyHigh.

On September 29, 2019, the Company acquired the minority shareholders' noncontrolling interest in AgigA Tech, Inc. ("AgigA") for total cash consideration of $3.9 million, making AgigA a wholly-owned subsidiary of the Company. Substantially all of such consideration was paid in the fourth quarter of fiscal 2019. Prior to this acquisition, Cypress held 94.4% of the outstanding equity of AgigA. The difference between the carrying value of the noncontrolling interest at the date of the acquisition and the total consideration was recorded as a decrease in "Additional paid-in capital" in the Consolidated Balance Sheets. Consistent with the presentation in prior periods, the Company continues to report AgigA's financial results under its Memory Products Division.

The comparability of results for the periods presented is significantly impacted by these transactions.
Pending Acquisition by Infineon
On June 3, 2019, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with Infineon Technologies AG, a stock corporation (Aktiengesellschaft) organized under the laws of the Federal Republic of Germany ("Infineon") and IFX Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Infineon ("Merger Sub"). Subject to approval by the relevant regulatory bodies as well as other customary closing conditions, the Merger Agreement provides for Merger Sub to merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation in the Merger and as a wholly owned subsidiary of Infineon.

Refer to Note 2, Merger Agreement, of the Notes to Consolidated Financial Statements for further details.

Basis of Preparation

The Company reports on a fiscal-year basis. The Company ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal 2019 ended on December 29, 2019, fiscal 2018 ended on December 30, 2018 and fiscal 2017 ended on December 31, 2017. Fiscal years 2019, 2018 and 2017 each contained 52 weeks.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, foreign exchange hedges, interest rate swap obligations, trade accounts receivable and the capped calls. The Company’s investment policy requires cash and debt investments to be placed with high-credit quality institutions and limits the amount of credit exposure with any one issuer. The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company mitigates its risk that its counterparties for hedging transactions may be unable to meet the terms of the transactions. The Company mitigates this risk by diversifying and limiting its counterparties to major financial institutions.

Outstanding accounts receivable from one of the Company's distributors accounted for 15% and 25% as of
December 29, 2019 and December 30, 2018, respectively, of the Company's consolidated accounts receivable on such dates.

Revenue generated through transactions with two of the Company's distributors accounted for 16% and 10%, respectively, of the Company's consolidated revenues for fiscal 2019.

Revenue generated through transactions with two of the Company’s distributors accounted for 18% and 14%, respectively, of the consolidated revenues for fiscal 2018.

Revenue generated through transactions with two of the Company’s distributors accounted for 20% and 13% of the consolidated revenues for fiscal 2017.

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
When discount rates implicit in leases cannot be readily determined, the Company uses the applicable incremental borrowing rate at lease commencement to perform lease classification tests on lease components and to measure lease liabilities and ROU assets. The incremental borrowing rate used by the Company was based on baseline rates and adjusted by the credit spreads commensurate with the Company’s secured borrowing rate, over a similar lease term in an economic environment of the applicable country or region. At each reporting period when there is a new lease initiated, the rates established for that quarter are used.

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

The properties that are held for sale prior to the sale date are classified as held for sale and are presented separately in the appropriate asset and liability sections of the balance sheet. See Note 7, Assets Held for Sale, of the Notes to Consolidated Financial Statements for more information.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

The Company assesses goodwill for impairment on an annual basis on the first day of the fourth quarter of the fiscal year and if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company first considers qualitative factors to determine whether it is necessary to perform further assessment of goodwill impairment. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. See Note 5, Goodwill, of the Notes to Consolidated Financial Statements for more information.

Purchased intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives and are reviewed for impairment as discussed above. See Note 6, Intangible Assets, of the Notes to Consolidated Financial Statements for more information.

Convertible debt

In accounting for each series of Senior Exchangeable or Convertible Notes (as described in Note 16, Debt, of the Notes to Consolidated Financial Statements) at issuance, the Company separated the Notes into debt and equity components according to accounting standards codification ("ASC") 470-20 for convertible debt instruments that may be fully or partially settled in cash upon conversion. The carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for non-convertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the effective interest method. In accounting for the transaction costs incurred relating to issuance of the Notes, the Company allocated the costs of the offering in proportion to the fair value of the debt and equity recognized in accordance with the accounting standards. The transaction costs allocated to the debt are being amortized as interest expense over the term of the Notes.

The fair value of debt immediately prior to its derecognition is calculated based on the remaining expected life of the debt instrument and an updated current non-convertible debt rate assumption. The gain or loss on extinguishment equaling the difference between the calculated fair value of the debt immediately prior to its derecognition and the carrying amount of the debt components, including the remaining unamortized debt discount, is recorded in the Consolidated Statements of Operations. The remainder of the consideration relates to the reacquisition of the equity component and is recorded as an adjustment to additional paid-in-capital.

In accounting for the cost of the capped call transaction entered into in connection with the issuance of the 4.5% Convertible Senior Notes due 2022, the Company included the cost as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheet, in accordance with the guidance in ASC 815-40 "Derivatives and Hedging-Contracts in Entity’s Own Equity". See Note 16, Debt, of the Notes to Consolidated Financial Statements for more information.

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

Revenue is recognized over a period of time when it is assessed that performance obligations are satisfied over a period rather than at a point in time. When any of the following criteria is fulfilled, revenue is recognized over a period of time:

(a)	The customer simultaneously receives and consumes the benefits provided by the performance as Cypress performs;

(b)	Cypress’ performance creates or enhances an asset (for example, work in process) that the customer controls as the asset is created or enhanced; or

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

Sales to certain distributors are made under arrangements that provide the distributors with price adjustments, price protection, stock rotation and other allowances under certain circumstances. These adjustments and allowances are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and reduces revenue recognized. The Company believes that there will not be significant changes to its estimates of variable consideration.

The Company's non-recurring engineering ("NRE") contracts with customers may include multiple performance obligations. For NRE arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines the standalone selling price of intellectual property licenses based on the residual approach, and of service based on cost plus a reasonable margin. The Company recognizes revenue in the amount to which it has a right to invoice, if the right to consideration from the customer is in an amount that corresponds reasonably with the value to the customer of the entity’s performance completed to date.

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

If a customer pays consideration, or the Company has a right to an amount of consideration that is unconditional before the Company transfers a good or service to the customer, those amounts are classified as deferred income/ advances received from customers which are included in other current liabilities or other long-term liabilities when the payment is made or due, whichever is earlier.

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

See Note 3, Revenue, of the Notes to Consolidated Financial Statements for further discussion on Revenues.

Employee Benefit Plans

A defined benefit pension plan is accounted for on an actuarial basis, which requires the selection of various assumptions such as turnover rates, discount rates and other factors. The discount rate assumption is determined by comparing the projected benefit payments to the corporate bonds yield curve as of end of the most recently completed fiscal year. The benefit obligation is the projected benefit obligation ("PBO"), which represents the actuarial present value of benefits expected to be paid upon retirement. This liability is recorded in other long-term liabilities on the Consolidated Balance Sheets. Net periodic pension cost is recorded in the Consolidated Statements of Operations and includes service cost. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money associated with the passage of time on the PBO. Gains or losses resulting from a change in the PBO if actual results differ from actuarial assumptions will be accumulated and amortized over the future life of the plan participants if they exceed 10% of the PBO, being the corridor amount. If the amount of a net gain or loss does not exceed the corridor amount, it will be recorded to other comprehensive income (loss). See Note 21, Employee Benefit Plans, of the Notes to Consolidated Financial Statements for further details of the pension plans.
Investments in Equity Interests
Investments in the stock of entities in which the Company exercises significant influence but does not own a majority equity interest or otherwise control are accounted for using the equity method and are included as equity method investments in its Consolidated Balance Sheets. The Company records its share of the results of those companies within share in gain/loss, net and impairment of equity method investees in its Consolidated Statements of Operations. Investments in privately held equity interests in which the Company does not exercise significant influence are equity securities without readily determinable fair values. The Company has elected to account for these investments using the measurement method of accounting (that is, cost less impairment adjusted for observable price changes). These investments are included in other long-term assets on the Consolidated Balance Sheets.
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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items. See Note 9, Fair Value Measurements, of the Notes to Consolidated Financial Statements for a detailed discussion of fair value measurements.

Cash Flow Hedges

The Company has an on-going cash flow hedge program and enters into cash flow hedges to protect non-functional currency revenue, inventory purchases and certain operating expenses from foreign currency fluctuation and interest rate variability. The Company does not enter into derivative securities for speculative purposes. The Company’s foreign currency forward contracts designated as cash flow hedges have tenors between three and thirteen months. The Company's interest rate swaps designated as cash flow hedges have various tenors, the longest of which matures December 2024. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a monthly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income on the Consolidated Balance Sheets, until the forecasted transaction occurs. Beginning the second quarter of 2018, the Company has been entering into foreign exchange cash flow hedges, wherein interest charges or "forward points" on the forward contracts are being included in the assessment of hedge effectiveness and are recorded in the underlying hedged items in the Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge from accumulated other comprehensive income (loss) to revenue or costs, depending on the risk hedged. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to other (expense) income, net in its Consolidated Statements of Operations at that time.

The Company assesses hedge effectiveness quantitatively at the inception of the hedge relationship, and qualitatively thereafter.

See Note 13, Foreign Currency and Interest Rate Derivatives, of the Notes to Consolidated Financial Statements for further details of the contracts.

Shipping and Handling Costs

The Company records costs related to shipping and handling of products in cost of revenues.

Advertising Costs

Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expense was $5.2 million, $5.9 million and $3.2 million for fiscal years 2019, 2018 and 2017, respectively.

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

Foreign Currency Transactions

The Company uses the United States dollar as the functional currency for most of its foreign entities. Assets and liabilities of these entities are remeasured into the United States dollar using exchange rates in effect at the end of the period, except for non-monetary assets and liabilities, such as property, plant and equipment, which are remeasured using historical exchange rates. Revenues and expenses are remeasured using average exchange rates in effect for the period, except for items related to assets and liabilities, such as depreciation, that are remeasured using historical exchange rates. See Note 15, Other Income (Expense), Net, of the Notes to Consolidated Financial Statements for further details on the impact of foreign currency re-measurement.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share ("diluted EPS") gives effect to the exercise or conversion of all dilutive securities outstanding during the period using the treasury stock method. The Company's dilutive securities primarily include stock options, restricted stock units, Employee Stock Purchase Plan ("ESPP") purchase rights and convertible debt. Diluted EPS excludes potential issuances of shares of common stock if their effect would be anti-dilutive.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued Accounting Standard Update ("ASU") No. 2019-12, "Income Taxes (Topic 740)." The standard simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740. The standard also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendment is effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The standard modifies the disclosure requirements on fair value measurements in Topic 820 by removing the requirement to disclose the reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The standard expands the disclosure requirements for Level 3 fair value measurement, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The amendment is effective for fiscal years beginning after December 15, 2019. The Company expects that the adoption of this standard will not have significant impact on its consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The standard changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The amendment is effective for fiscal years beginning after December 15, 2019. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

Lease Accounting

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

In July 2018, the FASB issued ASU 2018-11, which provided an alternative modified retrospective transition method. Under this method, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption. The Company adopted ASC Topic 842 as of December 31, 2018 and applied the alternative modified retrospective transition method requiring application of the new guidance to all leases existing at, or entered into on or after, the date of adoption, i.e. December 31, 2018.
As part of applying the transition method, the Company has elected to apply the package of transition practical expedients within the new guidance. As required by the new standard, these expedients have been elected as a package and are consistently applied across the Company’s lease portfolio. Given this election, the Company need not reassess:

•	whether any expired or existing contracts are or contain leases;

•	the lease classification for any expired or existing leases; and/or

•	treatment of initial direct costs relating to any existing leases.

As a result of adoption of this standard, and election of the transition practical expedients, the Company recognized ROU assets and lease liabilities for those leases classified as operating leases under ASC Topic 840 that continued to be classified as operating leases under ASC Topic 842 at the date of initial application. Leases classified as capital leases under ASC 840 are classified as "finance leases" under this new standard.
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

•
assets increased by $56.4 million, primarily representing the recognition of ROU assets for operating leases and finance leases partially offset by derecognition of assets for capital leases previously designated under ASC Topic 840; and

•
liabilities increased by $59.2 million, primarily representing the recognition of lease liabilities for operating leases and finance leases partially offset by derecognition of liabilities for capital leases previously designated under ASC Topic 840.

Other Recently Adopted Pronouncements:

On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective method applied to all contracts that were not completed contracts at the date of initial application (i.e., January 1, 2018). Results for reporting periods after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605. There was no impact on the opening accumulated deficit as of January 1, 2018 due to the adoption of Topic 606. The Company reclassified the sales return reserve to current liabilities presented as "Price adjustment and other revenue reserves" from the allowance for accounts receivable due to the adoption of Topic 606. See Note 3, Revenue, of the Notes to Consolidated Financial Statements for further detail.

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

NOTE 2. MERGER AGREEMENT

On June 3, 2019, Infineon, Merger Sub and the Company entered into the Merger Agreement, which provides for Merger Sub, upon the closing of the transaction, to merge with and into the Company, with the Company continuing as the surviving corporation in the Merger and as a wholly owned subsidiary of Infineon.

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

As of February 19, 2020, stockholder approval for the Merger has been obtained, the applicable HSR Waiting Period has been terminated, and the Merger has received clearance from the European Commission and from antitrust regulators in Taiwan, the Philippines, South Korea, and Japan. The parties require approval for the proposed transaction from the Committee on Foreign Investment in the United States (CFIUS) and from China’s State Administration for Market Regulation (SAMR). There can be no assurance, that the remaining conditions to the completion of the Merger will be satisfied in a timely manner or at all.

The Merger Agreement contains certain termination rights for each of Infineon and the Company. The Company would have been required to pay Infineon a termination fee of $330 million in order to accept a superior proposal or if the Company’s Board of Directors had changed its recommendation that stockholders vote in favor of the Merger. Infineon will be required to pay to the Company a termination fee equal to $425 million under certain specified circumstances upon termination of the Merger Agreement.

The Company has incurred approximately $12.8 million in bankers fees, legal fees, employee-related costs and travel expenses in connection with the proposed Merger during the year ended December 29, 2019. These costs have been included as part of selling, general and administrative expenses on the Consolidated Statements of Operations.

As of December 29, 2019, the Company has not accrued for certain bankers fees, employee retention cash bonuses and expense relating to the acceleration of certain stock-based compensation awards as these expenditures are contingent on the completion of the Merger. Bankers fees of approximately $63.0 million are contingently payable upon the completion of the proposed Merger with Infineon. If the proposed Merger does not close, under circumstances in which the Company receives a reverse break-up fee, bankers fees of approximately $22.2 million are contingently payable by Cypress. Additionally, as of December 29, 2019, employee retention cash bonus commitments have been extended to certain employees in the aggregate amount of $10.2 million, 50% of which will be payable upon the closing of the Merger, and the remaining 50% of which will potentially be payable six months after the closing of the Merger.

NOTE 3. REVENUE

The following tables presents the Company's revenue disaggregated by segment, end use, revenue type and geographical locations. Product revenue associated with the NAND business unit (which was divested to a newly formed joint venture named SkyHigh Memory Limited ("SkyHigh") on April 1, 2019) for fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017 was $31.1 million, $167.3 million and $168.1 million, respectively, and was included in the Memory Products Division. The Company has entered into a back-end manufacturing services agreement with SkyHigh. Revenue related to such agreement for the fiscal year ended December 29, 2019 was $10.5 million, and was included in the Memory Products Division.

Revenue by Segment:

	For The Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Microcontroller and Connectivity Division ("MCD")	$1,476,655	$1,474,442	$1,409,265
Memory Products Division ("MPD")	728,659	1,009,398	918,506
Total revenues	$2,205,314	$2,483,840	$2,327,771

Revenue by End Use:

	For The Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
IoT	$822,548	$840,630	$782,045
Automotive	829,490	815,748	721,827
Legacy	553,276	827,462	823,899
Total	$2,205,314	$2,483,840	$2,327,771

Revenue by Type:

	For The Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Product revenue	$2,144,630	$2,439,373	$2,239,056
Non-product revenue (1)	60,684	44,467	88,715
Total revenue	$2,205,314	$2,483,840	$2,327,771
(1) Non-product revenue primarily includes royalties, NRE services revenue, back-end manufacturing services and revenue from intellectual property arrangements.

	For The Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Goods/Services transferred at a point in time	$2,185,999	$2,470,270	$2,282,200
Goods/Services transferred over time	19,315	13,570	45,571
Total revenue	$2,205,314	$2,483,840	$2,327,771

Revenue by Geographical Location:

	For The Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
United States	$212,812	$253,420	$220,128
China, Taiwan, and Hong Kong	829,519	972,869	980,670
Japan	574,791	589,818	515,622
Europe	293,648	329,436	291,948
Rest of the World	294,544	338,297	319,403
Total revenue	$2,205,314	$2,483,840	$2,327,771

NOTE 4. MERGERS, ACQUISITIONS AND DIVESTITURES

Joint Venture with SK hynix system ic Inc. ("SKHS")

On April 1, 2019, the Company closed the transfer of its NAND business to a newly-formed joint venture between the Company and SKHS. The joint venture entity is named SkyHigh and its headquarters are in Hong Kong, China. SkyHigh is 60-percent-owned by SKHS and 40-percent-owned by Cypress. The Company paid $2.4 million in cash as its capital contribution in SkyHigh upon close of the transaction.

Acquisition of a Software Business

On August 14, 2018, the Company acquired an embedded software company focused on the Internet of things market for cash consideration of $3.0 million. The purchased assets were primarily developed technology. Pro forma results of operations of this acquired company are not presented because the effect of the acquisition on the Company's consolidated results for fiscal year 2019 was not material.

NOTE 5. GOODWILL

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
In assessing the qualitative factors, the Company considers the impact of various factors, primarily: 1) change in the industry and competitive environment, 2) market capitalization, 3) stock price and 4) overall financial performance. Material adverse changes in such conditions could have the effect of changing one of the critical assumptions or estimates the Company uses to calculate the fair value of its reporting units, which could result in a decrease in fair value and require it to record goodwill impairment charges. Based on the qualitative assessment described above, the Company concluded there was no impairment in carrying value of goodwill during fiscal 2019.

Goodwill as of December 29, 2019 and December 31, 2018 was $1.4 billion, of which $782.9 million and $590.9 million was allocated to MCD and MPD, respectively.
Allocation of Goodwill to NAND Business
As a result of entering into a definitive agreement to divest its NAND business during the fourth quarter of fiscal 2018, the Company allocated $65.7 million of goodwill previously recorded in the MPD segment to assets held for sale. The allocation was based on the relative estimated enterprise value of the NAND business and that of the MPD business without the NAND business. See Note 7, Assets Held for Sale, of the Notes to Consolidated Financial Statements.

NOTE 6. INTANGIBLE ASSETS

The following table presents details of the Company’s total intangible assets:

	As of December 30, 2019			As of December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related intangible assets	$1,188,521	$(907,646)	$280,875	$1,188,521	$(702,883)	$485,638
Non-acquisition related intangible assets	19,884	(17,576)	2,308	19,884	(14,932)	4,952
Total intangible assets	$1,208,405	$(925,222)	$283,183	$1,208,405	$(717,815)	$490,590

As of December 29, 2019, the estimated future amortization expense related to developed technology and other intangible assets was as follows:

Fiscal Year	(In thousands)
2020	$153,689
2021	58,489
2022	33,000
2023	28,334
2024	6,252
Thereafter	3,419
Total future amortization expense	$283,183

NOTE 7. ASSETS HELD FOR SALE
Sale of NAND Business

In the fourth quarter of fiscal 2018, the Company entered into a definitive agreement to transfer its NAND business to a newly-formed joint venture between the Company and SKHS. The transaction closed on April 1, 2019.

In the fourth quarter of fiscal 2018, upon the execution of the definitive agreement with SKHS, the Company allocated $65.7 million of goodwill previously recorded in the MPD segment to the NAND business being divested. The allocation was based on the relative estimated enterprise value of the NAND business and that of the MPD segment. The carrying value of the intangible assets attributable to the NAND business acquired as part of a previous acquisition were $10.9 million. Based on an analysis carried out in the fourth quarter of fiscal 2018, the Company recorded an impairment charge of $76.6 million which related to the goodwill and intangible assets allocated to the NAND business.

Inventories related to the NAND business were classified as held-for-sale assets at December 30, 2018 in the amount of $13.5 million. The inventories remaining as of April 1, 2019 were purchased by SkyHigh upon the closing of the transaction for $11.9 million, plus future contingent consideration based on any profits SkyHigh earns on these inventories.

During the year ended December 29, 2019, the Company recognized a net incremental loss of $1.5 million attributed to contingent consideration related to inventories, offset by adjustments in the carrying value of certain assets and reserves recorded for estimated costs of transition services.

Sale of Manufacturing Facility Located in Minnesota

In fiscal 2016, the Company committed to a plan to sell its wafer manufacturing facility located in Bloomington, Minnesota, as well as a building in Austin, Texas. The Company completed the sale of both of these asset groups during the first quarter of fiscal 2017 and received gross proceeds of $35.5 million. During the year ended December 31, 2017, the Company recognized a gain of $1.2 million resulting from the change in the estimated costs to sell these assets. This gain was recorded in the selling, general and administrative line item of the Consolidated Statements of Operations.

NOTE 8. INVESTMENT IN EQUITY METHOD INVESTMENTS

Privately-held equity investments are accounted for under the equity method of accounting if the Company has an ownership interest of 20% or greater or if it has the ability to exercise significant influence over the operations of such companies.

The following table presents the changes in the aggregate carrying value of the equity method investments in Deca and SkyHigh (in thousands):

Carrying value as of December 31, 2017	$122,514
Share in gain/(loss) of equity method investees, net	(15,849)
Impairment of investment	(41,520)
Carrying value as of December 30, 2018	65,145
Additional investment	2,400
Share in gain/(loss) of equity method investees, net	(6,396)
Impairment of investment	(29,505)
Carrying value as of December 29, 2019	$31,644

The following table presents summarized aggregate financial information derived from the respective consolidated financial statements of Deca and SkyHigh for the year ended December 29, 2019, of Deca for the year ended December 30, 2018, and of Deca and Enovix for the year ended December 31, 2017:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(in thousands)
Operating data:
Revenue	$78,586	$18,562	$15,500
Gross profit (loss)	12,874	(11,605)	(8,964)
Loss from operations	(9,691)	(29,619)	(44,415)
Net loss	(12,267)	(30,212)	(43,589)
Net loss attributable to Cypress	$(6,396)	$(15,849)	$(20,586)

The following table represents the assets and liabilities held by Deca and SkyHigh as of December 29, 2019 and by Deca as of December 30, 2018:

	For the Year Ended
	December 29, 2019	December 30, 2018
	(in thousands)
Balance Sheet Data:
Current Assets	$52,808	$25,865
Long-term Assets	41,531	51,176
Current Liabilities	37,010	9,635
Long-term Liabilities	$6,779	$877

The Company’s investments are periodically reviewed for other-than-temporary declines in fair value by considering available evidence, including general market conditions, financial condition, pricing in recent rounds of financing, if any, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

Deca Technologies Inc.

Deca continues to be in the process of developing and testing a fan-out wafer level packaging technology. The Company’s carrying value in Deca was $25.1 million and $65.1 million as of December 29, 2019 and December 30, 2018, respectively. The Company held 52.4% and 52.5% of Deca's outstanding voting shares as of December 29, 2019 and December 30, 2018, respectively. The investment in Deca is accounted for as an equity method investment because the Company does not have the power to direct the activities of Deca that most significantly impact Deca's economic performance but continues to have significant influence over Deca's financial and operating policies.

During the fourth quarter of fiscal 2018, the Company determined that its investment in Deca was other-than-temporarily impaired due to Deca's failure to achieve significant product development and testing milestones. The Company estimated the fair value of Deca using the income approach. The income approach considers a number of factors that include, but are not limited to, forecasted financial information, growth rates, terminal or residual values and discount rates and requires the Company to make certain assumptions and estimates regarding industry economic factors and the future profitability of the business. As a result, the Company recorded a charge of $41.5 million in order to write down the carrying amount of the investment to its estimated fair value as of the end of fiscal 2018. This write down was recorded in "Share in gain/loss, net and impairment of equity method investees" in the Consolidated Statements of Operations.

Deca’s current and future revenues are dependent on a small number of significant customers. During the second quarter of fiscal 2019, certain of these key customers notified Deca management of their intention to significantly reduce their previously estimated orders from Deca for 2019. During the first half of fiscal 2019, Deca began evaluating its strategic alternatives, including having discussions with certain third-party investors. The preliminary conversations between Deca and potential investors during the second quarter of fiscal 2019 indicated that the enterprise value of Deca was lower than Cypress’s previous estimates. As a result of the significant reduction in orders from customers, as well as the other objective indicators of enterprise value, during the second quarter of fiscal 2019 the Company determined that its investment in Deca was other-than-temporarily impaired and recorded a charge of $29.5 million in order to write down the carrying amount of the investment in Deca to its estimated fair value as of the end of the second quarter of fiscal 2019. This write down was recorded in "Share in gain/loss, net and impairment of equity method investees" in the Consolidated Statements of Operations.

On October 1, 2019, Deca reached a definitive agreement with nepes Corporation (“nepes”) to sell Deca’s Philippines manufacturing facility to nepes, subject to receipt of regulatory approvals and other customary closing conditions. As part of the agreement, nepes has licensed certain Deca technologies, and nepes will purchase a limited number of Deca’s shares from certain existing shareholders which may include Cypress. The agreement provides for milestone-based payments from nepes to Deca both for the Philippines manufacturing facility purchase and the technology license, which milestones are currently expected to be achieved in 2020.

Subsequent to fiscal 2019:

•	the transfer of Deca's manufacturing facility to nepes closed in January 2020;

•
nepes completed the purchase of 10% of Deca’s outstanding shares from Deca’s existing shareholders in January 2020. As part of this transaction, nepes paid the Company approximately $3.1 million to purchase a portion of the Company’s shareholding in Deca;

•	one third-party investor's shareholding in Deca was modified to reflect changes in its preferential rights; and

•
Deca declared a special dividend of approximately $19.6 million, which is expected to be paid in the first quarter of fiscal 2020. Of this amount, the Company is expected to receive approximately $9.9 million.

As a result of the subsequent events described above, the Company’s shareholding in Deca was reduced to approximately 42.5% of Deca's outstanding voting shares.

Following the closing, Deca's remaining assets primarily consist of intellectual property and its new business model will focus on monetizing its intellectual property portfolio as well as providing engineering services.

Given the factors described above, there continues to be a substantial risk that the carrying value of the Company's investment in Deca may be further impaired in the future. Conditions that may have a material adverse effect on Deca’s business, results of operations and financial condition or on its enterprise value include:

•	any delays or failure to complete product or intellectual property development milestones—similar to those previously experienced by Deca in fiscal 2018;

•	any inability of Deca to raise sufficient funding, if needed, for continuing its operations; and

•	any inability of Deca to monetize its intellectual property assets.

The Company may be required to record further impairments resulting in partial or full write down of the carrying value of its investment in Deca if any of the conditions described above were to materialize.

SkyHigh

The Company’s carrying value in SkyHigh was $6.5 million as of December 29, 2019.

Enovix Corporation

The Company's ownership of Enovix was 23.2% and 24.8% as of December 29, 2019 and December 30, 2018, respectively.

During the fourth quarter of fiscal 2017, the Company determined that its investment in Enovix was other-than temporarily impaired as Enovix did not achieve certain key planned product development milestones. Consequently, the Company recognized a charge of $51.2 million in order to write down the carrying amount of the investment to zero. This write-down was recorded in "Share in gain/loss, net and impairment of equity method investees” in the Consolidated Statements of Operations.

NOTE 9. FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 29, 2019 and December 30, 2018:

	As of December 29, 2019			As of December 30, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In thousands)
Financial Assets
Cash equivalents:
Money market funds	$267,617	$—	$267,617	$171,777	$—	$171,777
Other current assets:
Certificates of deposit	—	243	243	—	870	870
Total cash equivalents and other current assets	267,617	243	267,860	171,777	870	172,647
Employee deferred compensation plan assets	18,258	30,062	48,320	18,648	25,749	44,397
Interest rate swaps	—	—	—	—	2,548	2,548
Foreign exchange forward contracts	—	1,043	1,043	—	2,362	2,362
Total financial assets	$285,875	$31,348	$317,223	$190,425	$31,529	$221,954
Financial Liabilities
Foreign exchange forward contracts	$—	$1,151	$1,151	$—	$1,621	$1,621
Interest rate swaps	—	16,001	16,001	—	4,051	4,051
Total financial liabilities	$—	$17,152	$17,152	$—	$5,672	$5,672

Fair Value of Financial Instruments:
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company's financial assets and financial liabilities that require recognition applicable accounting guidance generally include employee deferred compensation plans and foreign currency derivatives. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

•
Level 3—includes instruments for which the valuations are based on inputs that are unobservable and significant to the overall fair value measurement. As of December 29, 2019 and December 30, 2018, the Company did not own any material financial assets utilizing Level 3 inputs on a recurring basis.

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings using the specific identification method.

As of December 29, 2019, the contractual maturities of the Company’s certificates of deposit were less than a year.

In December 2017, the Company entered into fixed-for-floating interest rate forward swap agreements starting April 2018 with two counterparties to swap variable interest payments on certain debt for fixed interest payments. In October 2018, the Company entered into fixed-for-floating interest rate forward swap agreements starting in July 2021 with two counterparties to swap future variable interest payments on existing debt for fixed interest payments; these agreements will expire in December 2024.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain of the Company’s assets, including intangible assets, goodwill, and assets held for sale, are measured at fair value on a nonrecurring basis using Level 3 inputs if impairment is indicated.
As of December 29, 2019, the carrying value of the Company’s senior secured credit facility was $300.0 million (See Note 16, Debt, of the Notes to Consolidated Financial Statements). The carrying value of the Company's senior secured revolving facility approximates its fair value since it bears an interest rate that is comparable to rates on similar credit facilities and is determined using Level 2 inputs.
The Company's 2% Exchangeable Senior Notes due 2020 assumed as part of the merger with Spansion are traded in the secondary market and are categorized as Level 2. The principal and the estimated fair value of the principal of these notes as of December 29, 2019 were $12.0 million and $58.0 million respectively. The principal and the estimated fair value of the principal of these notes as of December 30, 2018 were $12.0 million and $30.9 million, respectively. See Note 16, Debt, of the Notes to Consolidated Financial Statements for further details.
The Company’s 4.5% Convertible Senior Notes due 2022 are traded in the secondary market for debt instruments and their fair value is determined using Level 2 inputs. The principal and the estimated fair value of the principal of these notes as of December 29, 2019, were $287.5 million and $493.2 million, respectively. The principal and the estimated fair value of the principal of these notes as of December 30, 2018 were $287.5 million and $336.6 million respectively. See Note 16, Debt, of the Notes to Consolidated Financial Statements for further details.
The Company’s 2% Convertible Senior Notes due 2023 are traded in the secondary market and their fair value is determined using Level 2 inputs. The principal and the estimated fair value of the principal of these notes as of December 29, 2019, were $150.0 million and $184.1 million, respectively. The principal and the estimated fair value of the principal of these notes as of December 30, 2018, were $150.0 million and $140.6 million, respectively. See Note 16, Debt, of the Notes to Consolidated Financial Statements for further details.

NOTE 10. BALANCE SHEET COMPONENTS

Accounts Receivable, net

	As of
	December 29, 2019	December 30, 2018
	(In thousands)
Accounts receivable, gross	$302,657	$325,178
Allowances for doubtful accounts receivable	(902)	(904)
Accounts receivable, net	$301,755	$324,274

Inventories

	As of
	December 29, 2019	December 30, 2018
	(In thousands)
Raw materials	$10,856	$10,004
Work-in-process	231,769	215,820
Finished goods	55,279	66,269
Total inventories	$297,904	$292,093

Other Current Assets

	As of
	December 29, 2019	December 30, 2018
	(In thousands)
Prepaid tooling	$24,459	$25,891
Advance to suppliers	3,652	12,058
Prepaid royalty and licenses	9,959	14,863
Derivative assets	1,043	3,492
Value added tax receivable	18,626	7,652
Prepaid expenses	17,145	17,814
Withholding tax receivable and tax advance	1,153	4,236
Other current assets	11,311	15,157
Total other current assets	$87,348	$101,163

Property, Plant and Equipment, net

	As of
	December 29, 2019	December 30, 2018
	(In thousands)
Land	$28,898	$28,898
Equipment	622,879	607,849
Buildings, building and leasehold improvements	174,849	170,588
Construction in progress	14,101	15,489
Leased assets	9,583	—
Furniture and fixtures	4,927	4,885
Total property, plant and equipment, gross	855,237	827,709
Less: Accumulated depreciation and amortization	(596,489)	(544,723)
Total property, plant and equipment, net	$258,748	$282,986

Other Long-term Assets

	As of
	December 29, 2019	December 30, 2018
	(In thousands)
Employee deferred compensation plan	$48,320	$44,397
Long-term licenses	4,631	4,495
Advances to suppliers	11,484	11,471
Deposits	9,536	9,441
Pension plan assets	1,691	1,765
Derivatives assets	—	1,419
Prepaid tooling	28,733	34,948
Other non-current assets	10,362	16,369
Total other long-term assets	$114,757	$124,305

Other Current Liabilities

	As of
	December 29, 2019	December 30, 2018
	(In thousands)
Employee deferred compensation plan	$48,295	$44,834
Restructuring accrual (see Note 12)	6	14,536
Derivative liability	2,550	1,621
Accrued expenses	31,544	46,592
Accrued interest	8,226	9,440
Customer advances	1,945	5,296
Operating lease liability	13,692	—
Other current liabilities	17,906	15,745
Total other current liabilities	$124,164	$138,064

Other Long-term Liabilities

	As of
	December 29, 2019	December 30, 2018
	(In thousands)
Pension and other employee-related liabilities	$16,831	$14,083
Asset retirement obligation	5,959	5,916
Derivative liability	14,602	4,051
Operating lease liability	30,912	—
Other long-term liabilities	4,852	3,870
Total other long-term liabilities	$73,156	$27,920

NOTE 11. EMPLOYEE STOCK PLANS AND STOCK-BASED COMPENSATION
The Company’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.
The Company currently has the following employee stock plans:
1999 Stock Option Plan ("1999 Plan"):
The 1999 Plan expired in March 2009. There are currently no shares available for grant under the 1999 Plan, and there were no awards outstanding under the 1999 Plan as of December 29, 2019.
2013 Stock Plan ("2013 Plan"):
The 2013 Plan provides for (1) the discretionary granting of incentive stock options, nonstatutory stock options, stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs") or performance-based restricted stock units ("PSUs") to employees, consultants and outside directors; and (2) the automatic granting of nonstatutory stock options, SARs, RSAs, RSUs or PSUs to outside directors in an amount determined by the Board. Options or SARs granted under the 2013 Stock Plan generally expire over terms not exceeding eight years from the date of grant, subject to earlier termination upon the cessation of employment or service of the recipients. The maximum aggregate number of shares authorized for issuance under the 2013 Stock Plan is 203.6 million shares. Shares issued in respect of "full-value awards" (RSAs, RSUs, PSUs, and other awards with a per share purchase price lower than 100% of the stock's fair market value on the date of grant) count against the authorized limit as 1.88 shares for every one share actually issued. As of December 29, 2019, 27.7 million stock options, or 14.7 million RSUs, PSUs and RSAs, were available for grant under the 2013 Stock Plan.
2010 Equity Incentive Award Plan ("2010 Plan"):
In connection with the Company’s merger with Spansion, the Company assumed Spansion's 2010 Plan, as amended, which reserves shares of Cypress common stock for issuance under stock options, stock appreciation rights, restricted stock units, restricted stock, performance awards, stock payments, dividend equivalents and deferred stock to employees and consultants. The 2010 Plan provides that incentive stock options may be granted only to employees of the Company or its subsidiaries. All stock options expire if not exercised by the seventh anniversary of the grant date. RSU awards generally vest over a period of two to four years. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issuance of restricted stock and restricted stock units is satisfied by issuing authorized common stock or treasury stock. Shares that are subject to or underlie awards that expire or for any reason are canceled, terminated or forfeited, or fail to vest will again be available for grant under the 2010 Plan. Grants from this plan are limited to employees who joined Cypress as part of the merger with Spansion and employees hired after the merger. As of December 29, 2019, a total of 0.3 million stock options, RSUs and RSAs remained available for grant under the 2010 Plan.

2012 Incentive Award Plan ("2012 Plan"):
In connection with the Company’s acquisition of Ramtron in 2012, the Company assumed Ramtron's 2012 Plan, as amended, which reserves a total of 1.2 million shares of common stock for issuance. The exercise price of all non-qualified stock options must be no less than 100% of the fair market value on the effective date of the grant under the 2012 Plan, and the maximum term of each grant is seven years. The 2012 Plan permits the issuance of incentive stock options, restricted stock, and other types of awards. Restricted stock grants generally vest five years from the date of grant. Options granted become exercisable in full or in installments pursuant to the terms of each agreement evidencing options granted. The exercise of stock options and issuance of restricted stock and restricted stock units is satisfied by issuing authorized common stock or treasury stock. Grants from this plan are limited to employees who joined Cypress as part of the Ramtron acquisition and employees hired after the acquisition. Shares issued in respect of full-value awards count against the plan's limit as 1.53 shares for every one share actually issued. As of December 29, 2019, 0.2 million stock options, or 0.1 million RSUs and RSAs, were available for grant under the 2012 Plan.
Employee Stock Purchase Plan ("ESPP"):
The Company’s amended and restated ESPP allows eligible employees to purchase shares of the Company's common stock through payroll deductions. Prior to January 2018, the ESPP provided for consecutive 18 month offering periods composed of three 6-month exercise periods. Starting in January 2018, offering periods for new participants (and for continuing participants, upon the expiration of their prior offering period) are composed of only one 6-month exercise period. As of the December 31, 2018, purchase date, all 18 month offering periods have concluded. Under the ESPP's terms, at the end of each exercise period shares are purchased by participating employees at a price equal to 85% of the fair market value of the common stock at the commencement of the offering period of which such exercise period is a part or on the last day of such exercise period, whichever is lower. Purchases are limited to 10% of an employee’s eligible compensation, subject to a maximum annual employee contribution limit of $21,250.

The Company’s stockholders approved an amendment to the ESPP in May 2018 to increase the number of shares of common stock reserved for issuance under the ESPP by 7.0 million shares. The amendment became effective on January 1, 2019. As of December 29, 2019, 6.8 million shares were available for future issuance under the ESPP.

The Merger Agreement provides that no new offering periods under the ESPP will commence during the period between the date of the Merger Agreement and the Effective Time and the ESPP will terminate as of immediately prior to the Effective Time. Accordingly, the Company suspended the ESPP for all participants following the June 28, 2019 share purchase.
Stock-Based Compensation
The following table summarizes stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
		(In thousands)
Cost of revenues	$15,443	$16,531	$15,605
Research and development	33,702	35,115	36,804
Selling, general and administrative	56,837	44,319	39,172
Total stock-based compensation expense	$105,982	$95,965	$91,581

Aggregate cash proceeds from the issuance of shares under the employee stock plans were $38.6 million, $40.7 million and $47.2 million for fiscal 2019, 2018 and 2017, respectively. As of December 29, 2019 and December 30, 2018, stock-based compensation capitalized in inventories totaled $3.7 million and $2.5 million, respectively.

The following table summarizes stock-based compensation expense by type of awards:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
		(In thousands)
Stock options	$—	$96	$163
RSUs and PSUs	102,588	90,655	82,946
ESPP	3,394	5,214	8,472
Total stock-based compensation expense	$105,982	$95,965	$91,581

In connection with the proposed Merger, in December 2019, the Company modified the equity awards held by certain executives, including accelerating the vesting of 1.9 million shares underlying RSUs and PSUs that were otherwise scheduled to vest in January and February of 2020, subject to recoupment (or "clawback") provisions. The Company recognized additional stock-based compensation of approximately $9.8 million related to the impact of these modifications during fiscal 2019.

The following table summarizes the unrecognized stock-based compensation balance by type of awards as of December 29, 2019:

		Weighted-Average Amortization Period
	(In thousands)	(In years)
RSUs and PSUs	$54,881	1.34

Employee Equity Award Activities
As of December 29, 2019, 28.2 million stock options, or 15.2 million RSUs and PSUs, were available for grant as stock-based awards under the 2013 Plan, the 2010 Plan and the 2012 Plan.
Pursuant to the Merger Agreement, if the proposed Merger with Infineon is completed, each RSU, PSU, and employee or director stock option outstanding at the closing will be cancelled and converted into a right to receive an amount of cash specified in the Merger Agreement (without interest and subject to any applicable tax withholding). Such cash amounts will be payable promptly after the closing in respect of 100% of stock options (whether vested or unvested), 100% of director RSUs, and 50% of most other RSUs outstanding at the closing. Cash amounts for the remaining RSUs and all PSUs outstanding at the closing will generally be payable, subject to continued employment with the surviving corporation, according to the Cypress award’s original vesting schedule (subject to acceleration in certain circumstances). These provisions from the Merger Agreement did not have any impact on the Company's condensed consolidated financial statements for the year ended December 29, 2019.
Stock Options
The following table summarizes the Company’s stock option activities:

	Year Ended
	December 29, 2019		December 30, 2018		December 31, 2017
	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
	(In thousands, except per-share amounts)
Options outstanding, beginning of year	2,639	$11.75	4,627	$11.63	7,947	$10.70
Exercised	(1,370)	$11.63	(1,547)	$9.81	(2,898)	$8.80
Forfeited or expired	(93)	$21.38	(441)	$17.29	(422)	$13.58
Options outstanding, end of year	1,176	$11.11	2,639	$11.75	4,627	$11.63
Options exercisable, end of year	1,176	$11.11	2,612	$11.76	4,340	$11.66

There were no options granted during fiscal 2019, 2018 and 2017.
The aggregate intrinsic value of the options outstanding and options exercisable as of December 29, 2019 was $14.5 million and $14.5 million respectively. Aggregate intrinsic value on any given date represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of such date.
The aggregate intrinsic value of the options outstanding and options exercisable as of December 30, 2018 was $4.6 million and $4.5 million, respectively.
The aggregate intrinsic value of option exercises, which represents the difference between the exercise price and the value of Cypress common stock at the time of exercise, was $10.8 million in fiscal 2019, $11.2 million in fiscal 2018 and $16.2 million in fiscal 2017.
The aggregate grant date fair value of the options which vested in fiscal 2019, 2018 and 2017 was $0.1 million, $0.8 million and $2.7 million, respectively.
The following table summarizes information about options outstanding and exercisable as of December 29, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price per Share	Shares	Weighted- Average Exercise Price per Share
	(in thousands)	(In years)		(in thousands)
$4.98 - $10.92	220	1.91	$9.25	220	$9.25
$11.27 - $11.27	336	0.97	$11.27	336	$11.27
$11.40 - $11.40	3	1.70	$11.40	3	$11.40
$11.55 - $11.55	525	1.42	$11.55	525	$11.55
$12.34 - $12.77	92	1.53	$12.49	92	$12.49
	1,176	1.39	$11.11	1,176	$11.11

All exercisable options were in-the-money as of December 29, 2019.
RSUs and PSUs
The following table summarizes the Company’s RSU and PSU activities:

	Year Ended
	December 29, 2019		December 30, 2018		December 31, 2017
	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
	(In thousands, except per-share amounts)
Non-vested, beginning of year	10,175	$14.42	11,976	$12.44	13,780	$11.83
Granted	7,378	$15.66	6,344	$16.37	6,488	$13.40
Released	(8,956)	$13.91	(6,601)	$12.92	(6,248)	$12.17
Forfeited	(721)	$14.11	(1,544)	$13.49	(2,044)	$12.22
Non-vested, end of year	7,876	$15.22	10,175	$14.42	11,976	$12.44

During the first quarter of 2019, the Compensation Committee of the Company's Board of Directors approved the issuance of service-based and performance-based restricted stock units under the Company's Long-Term Incentive Program ("LTIP") to certain employees. The performance goals for the performance-based 2019 LTIP grants relate to non-GAAP operating margin and customer experience plan milestones for fiscal 2019 and include a multiplier based on the Company's total stockholder return ("TSR") relative to an index.

During the first quarter of 2018, the Compensation Committee of the Company's Board of Directors approved the issuance of service-based and performance-based restricted stock units under the LTIP to certain employees. The milestones for the 2018 LTIP grants include a service condition and performance conditions linked to the Company's revenue growth, earnings in 2018 and non-GAAP profit before tax in 2020. A portion of the LTIP awards include a milestone based on the Company's TSR relative to its peers over the period 2018-2020.

On March 16, 2017, the Compensation Committee of the Company's Board of Directors approved the issuance of service-based and performance-based restricted stock units under the Company's Performance Accelerated Restricted Stock ("PARS") program to certain employees. The milestones for the 2017 PARS program included a service condition and performance conditions that covered several overlapping performance and vesting periods relating to debt leverage, profit before tax, strategic initiatives, gross margin, and revenue growth relative to peers.

The fair value of new or modified awards with performance conditions is equal to the grant date fair market value of the Company's common stock, net of the estimated dividend credit. The compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. For new or modified awards with market conditions, the compensation cost is recognized regardless of whether the conditions are satisfied and based on the grant date fair value of these awards using a Monte Carlo simulation valuation model.
ESPP
The Company estimates the fair value of ESPP participation rights using the Black-Scholes valuation model. Assumptions used in the Black-Scholes valuation model were as follows:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
ESPP:
Expected life	0.5 years	0.5-1.5 years	0.5-1.5 years
Volatility	39.45%	31.94%-38.13%	34.8%-38.1%
Risk-free interest rate	2.48%	1.06%-2.14%	0.65%-1.28%
Dividend yield	3.36%	2.78%-3.87%	3.22%-3.87%

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
During fiscal 2019, 2018 and 2017, the Company issued 2.1 million, 2.3 million and 2.4 million shares under its ESPP with a weighted-average price of $10.87, $11.24 and $8.48 per share, respectively.

NOTE 12. RESTRUCTURING

Since 2015, the Company has launched various long-term strategic corporate transformation initiatives that required restructuring activities to streamline internal processes and redeploy personnel and resources as discussed below:

2019 Restructuring Plan

In the second quarter of fiscal 2019, the Company began implementation of a reduction in workforce (the "2019 Plan") which resulted in the elimination of approximately 90 positions across various functions. The 2019 Plan is not expected to result in a reduction of overall costs as the savings from the positions eliminated will be redeployed. The restructuring cost of a $3.0 million recorded during the year ended December 29, 2019 consisted of personnel costs. The Company anticipates that the restructuring activities under this plan will be completed and fully settled by the first quarter of fiscal 2020.

2018 Restructuring Plan

In fiscal 2018, the Company began implementation of a reduction in workforce (the "2018 Plan") which resulted in the elimination of approximately 130 positions across various functions. The restructuring costs of $4.9 million were recorded during the year ended December 30, 2018 and consisted of personnel costs. The restructuring activities under this plan were completed and the related accruals were fully settled in the third quarter of fiscal 2019.

2017 Restructuring Plan

In December 2017, the Company began implementation of a reduction in workforce ("2017 Plan") which resulted in the elimination of approximately 80 positions worldwide across various functions. The restructuring charge of $2.4 million recorded during the year ended December 30, 2018 consisted of personnel costs. No charges were recorded during fiscal 2019. The restructuring activities under this plan were completed and the related accrual was fully settled in the first quarter of fiscal 2019.

Spansion Integration-Related Restructuring Plan

In March 2015, the Company implemented cost reduction and restructuring activities in connection with its merger with Spansion. As part of this restructuring plan, the Company exited an office space leased by Spansion and had recorded a reserve related to excess lease obligation for the building. During the fourth quarter of fiscal 2018, the Company signed a termination agreement with the building’s owner. The lease termination cost was approximately $19.0 million. The restructuring activities under this plan were completed and the related accrual was fully settled in the first quarter of fiscal 2019.

Summary of Restructuring Costs

The following table summarizes the nature of restructuring charges recorded in the Consolidated Statements of Operations:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(in thousands)
Personnel Costs	$3,006	7,085	$7,479
Lease termination costs and other related charges	—	9,757	540
Other	—	—	1,069
Total restructuring and other charges	$3,006	$16,842	$9,088

The following table summarizes the restructuring costs by line item recorded in the Consolidated Statements of Operations:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(in thousands)
Cost of revenues	$928	$3,271	$548
Research and development	1,160	1,786	5,915
Selling, general and administrative	918	11,785	2,625
Total restructuring costs	$3,006	$16,842	$9,088

Roll-forward of the Restructuring Reserves

Restructuring activity under the Company's various restructuring plan was as follows (in thousands):

	2019 Plan	2018 Plan	2017 Plan	2016 Plan	Spansion Integration Plan	Total
Accrued balance as of January 1, 2017	$—	$—	$—	$21,104	$14,219	$35,323
Provision	—	—	6,464	2,624	—	9,088
Cash payments and other adjustments	—	—	(325)	(22,985)	(2,922)	(26,232)
Accrued balance as of December 31, 2017	—	—	6,139	743	11,297	18,179
Provision	—	4,898	2,421	(234)	9,757	16,842
Cash payments and other adjustments	—	(4,650)	(8,530)	(509)	(6,796)	(20,485)
Accrued balance as of December 30, 2018	—	248	30	—	14,258	14,536
Provision	3,014	(97)	—	—	89	3,006
Cash payments and other adjustments	(3,008)	(151)	(30)	—	(14,347)	(17,536)
Accrued balance as of December 29, 2019	$6	$—	$—	$—	$—	$6
NOTE 13. FOREIGN CURRENCY AND INTEREST RATE DERIVATIVES
The Company enters into multiple foreign exchange forward contracts to hedge certain foreign currency risk resulting from fluctuations in Japanese yen (¥) and Euro (€) exchange rates. In addition, the Company entered into fixed-for-floating interest rate forward swap agreements and has designated these swaps as hedging instruments. The Company does not enter into derivative securities for speculative purposes. The Company’s hedging policy is designed to mitigate the impact of foreign currency exchange rate fluctuations on its operating results. Some foreign currency forward contracts are considered to be economic hedges that were not designated as hedging instruments while others were designated as cash flow hedges. Whether designated as cash flow hedges or not, these forward contracts protect the Company against the variability of forecasted foreign currency cash flows resulting from revenues, expenses and net asset or liability positions designated in currencies other than the U.S. dollar. The maximum original duration of any contract allowable under the Company’s hedging policy is thirteen months for foreign currency hedging contracts.
The effect of derivative instruments in the Consolidated Statements of Operations for fiscal 2019 and fiscal 2018 was $0.3 million and $0.8 million of gains, respectively. The effect of derivative instruments in the Consolidated Statements of Operations for fiscal 2017 was $12.3 million of losses.
The effect of derivative instruments on the Consolidated Statements of Operations for the year ended December 29, 2019 was as follows:

	Year Ended
	December 29, 2019
	(In thousands)
	Revenue	Cost of Goods Sold	Operating Expenses	Interest Expense
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value and cash flow hedges are recorded	$2,205,314	$1,375,289	$706,762	$58,745

Gain or (loss) on cash flow hedge relationships in Subtopic ASC 815-20:
Interest rate contracts
Amount of gain or (loss) reclassified from AOCI into income	$—	$—	$—	$774
Foreign exchange contracts
Amount of gain or (loss) reclassified from AOCI into income	$739	$(466)	$(33)	$—

The gross fair values of derivative instruments on the Consolidated Balance Sheets as of December 29, 2019 and December 30, 2018 were as follows:

	December 29, 2019		December 30, 2018
Balance Sheet location	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments
	(in thousands)
Other Current Assets
Derivative Asset	$698	$345	$2,767	$725
Non-current Assets
Derivative Asset	$—	$—	$1.419	$—
Other Current Liabilities
Derivative Liability	$2,095	$455	$1,210	$411
Non-Current Liabilities
Derivative Liability	$14,602	$—	$4,051	$—

Designated Cash Flow Hedges

Interest Rate Swaps

In December 2017, the Company entered into fixed-for-floating interest rate forward swap agreements starting in April 2018 with two counterparties, to swap future variable interest payments on certain debt for fixed interest payments; these agreements will expire in July 2021. The objective of the swaps was to effectively fix the interest rate at then-current levels without having to refinance the outstanding floating rate debt, thereby avoiding the incurrence of transaction costs. The aggregate notional amount of these interest rate swaps is $300 million. The interest rate on the variable debt was fixed in December 2017 and became effective in April 2018.

On January 3, 2018, the Company evaluated the hedge effectiveness of the interest rate swaps and designated these swaps as hedging instruments. Upon designation as cash flow hedge instruments, future changes in fair value of these swaps are recognized in accumulated other comprehensive income (loss).

In October 2018, the Company entered into fixed-for-floating interest rate forward swap agreements starting in July 2021 with two counterparties to swap future variable interest payments on existing debt for fixed interest payments; these agreements will expire in December 2024. The objective of the swaps was to effectively fix the future interest rate at the level that was available when the Company entered into the swap agreements in order to avoid the uncertainty in financing cost for a portion of debt due to future interest rate fluctuations. The aggregate notional amount of these interest rate swaps is $300 million. The Company has evaluated the hedge effectiveness of the interest rate swaps and has designated these swaps as cash flow hedges of the debt. Accordingly, future changes in fair value of these swaps is recognized in accumulated other comprehensive income (loss).

In the fourth quarter of fiscal 2019, we de-designated approximately $14.3 million of the hedged amount of interest rate swaps maturing on July 5, 2021 due to changes in the levels of outstanding floating rate debt. Other comprehensive income at de-designation will be amortized to income on a straight-line basis and all further gains/losses on the de-designated portion of the swap will be recorded in income (loss) each period. The impact of this partial de-designation on the Consolidated Statements of Operations was immaterial.

For the years ended December 29, 2019 and December 30, 2018, the Company recorded a loss in other comprehensive income of $16.1 million and $1.3 million, respectively, for these interest rate swaps.

The gross liability at fair value was $16.0 million at December 29, 2019 and the net impact to the Consolidated Statements of Operations was $0.6 million of gains. The gross asset and liability at fair value was $2.5 million and $4.1 million, respectively, at December 30, 2018 and the net impact to the Consolidated Statements of Operations was 0.2 million of losses.
Foreign Currency Forward Contracts
The Company enters into cash flow hedges to protect non-functional currency inventory purchases and certain other operational expenses, in addition to its ongoing program of cash flow hedges to protect its non-functional currency revenues against variability in cash flows due to foreign currency fluctuations. The Company’s foreign currency forward contracts that were designated as cash flow hedges generally have maturities between three and thirteen months. All hedging relationships are formally documented, and the hedges are designed to offset changes to future cash flows on hedged transactions at the inception of the hedge. The Company recognizes derivative instruments from hedging activities as either assets or liabilities on the balance sheet and measures them at fair value on a monthly basis. The Company records changes in the intrinsic value of its cash flow hedges in accumulated other comprehensive income on the Consolidated Balance Sheets, until the forecasted transaction occurs. Prior to the second quarter of 2018, interest charges or "forward points" on the forward contracts were excluded from the assessment of hedge effectiveness and were recorded in interest and other income, net in the Condensed Consolidated Statements of Operations. Commencing in the second quarter of 2018, interest charges or "forward points" on the newly entered forward contracts are included in the assessment of hedge effectiveness, and are recorded in the underlying hedged items in the Condensed Consolidated Statements of Operations. When the forecasted transaction occurs, the Company reclassifies the related gain or loss on the cash flow hedge to revenue or costs, depending on the risk hedged.  In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income to interest and other income, net in its Condensed Consolidated Statements of Operations at that time. For the year December 29, 2019 and December 30, 2018, the Company had a net loss of $0.4 million and a net gain of $0.2 million, which was related to foreign currency forward contracts, recorded in other comprehensive income (loss), respectively. As of December 29, 2019 and December 30, 2018, the accumulated other comprehensive income (loss) related to foreign currency forward contracts was a gain of $1,000 and $0.4 million, respectively.
The Company evaluates hedge effectiveness at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedge in other income (expense), net in its Consolidated Statements of Operations.
At December 29, 2019, the Company had zero net designated forward contracts. At December 30, 2018, the Company had net outstanding forward contracts to buy ¥5,977 million for $54.4 million.

Total notional amounts of net outstanding contracts were as summarized below:

Buy / Sell	December 29, 2019	December 30, 2018
(In millions)
US dollar / Japanese Yen	$59.6 / ¥6,400	$44.5 / ¥4,850
Japanese Yen / US dollar	¥6,400 / $59.6	¥10,827 / $98.8
Non-designated Hedges
Total notional amounts of net outstanding contracts were as summarized below.  The duration or each contract is approximately thirty days:

Buy / Sell	December 29, 2019	December 30, 2018
(In millions)
EUR / US dollar	€3.6 / $4.0	$9.1 / €8.0
US dollar / Japanese Yen	$7.6 / ¥800	$13.2 / ¥1,430
Japanese Yen / US dollar	¥1,800 / $16.9	¥4,210 / $38.0

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss) were as follows:

	Accumulated net unrealized income (loss) on cash flow hedges and other	Accumulated unrecognized gain (loss) on the defined benefit plan	Accumulated other comprehensive income (loss)
	(in thousands)
Balance as of December 31, 2017	$(498)	$(864)	$(1,362)
Other comprehensive income (loss) before reclassification	(644)	—	(644)
Amounts reclassified to operating income	379	—	379
Net unrecognized gain (loss) on the defined benefit plan	—	3,456	3,456
Balance as of December 30, 2018	(763)	2,592	1,829
Other comprehensive income (loss) before reclassification	(14,056)	—	(14,056)
Amounts reclassified to operating income	(1,014)	—	(1,014)
Net unrecognized gain (loss) on the defined benefit plan	—	(2,798)	(2,798)
Balance as of December 29, 2019	$(15,833)	$(206)	$(16,039)

NOTE 15.  OTHER INCOME (EXPENSE), NET
The following table summarizes the components of “other income (expense), net,” recorded in the Consolidated Statements of Operations:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Interest income	$5,367	$—	$568
Changes in fair value of investments under the deferred compensation plan	7,991	(2,904)	6,087
Foreign currency exchange and other (losses) gains, net	(1,135)	(340)	(1,838)
Other	1,945	726	(549)
Other income (expense), net	$14,168	$(2,518)	$4,268

NOTE 16. DEBT

Total debt, including finance lease obligations, is comprised of the following as of December 29, 2019 and December 30, 2018:

	December 29, 2019	December 30, 2018
	(in thousands)
Current portion of long-term debt
Senior Secured Credit Facility:
Term Loan B	$—	$5,051
2.0% Exchangeable Senior Notes due 2020	11,761	—
Finance Lease Obligations	1,854	1,892
Current portion of long-term debt	13,615	6,943
Revolving credit facility and long-term portion of debt
Senior Secured Credit Facility:
Revolving Credit Facility	300,000	—
Term Loan B	—	462,868
2.0% Exchangeable Senior Notes due 2020	—	11,438
4.5% Convertible Senior Notes due 2022	266,810	256,726
2.0% Convertible Senior Notes due 2023	138,699	135,057
Finance lease obligations	7,299	8,146
Credit facility, finance lease obligations, and long-term debt	712,808	874,235
Total debt	$726,423	$881,178

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

On July 5, 2016, the Company entered into a Joinder and Amendment Agreement with the initial incremental term loan lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent. The Joinder Agreement supplements the Company’s existing Credit Agreement. The Joinder and Amendment Agreement provides for the incurrence by the Company of an incremental term loan in an aggregate principal amount of $450.0 million ("Term Loan B"). The incurrence of Term Loan B is permitted as an incremental loan under the Credit Agreement and is subject to the terms of the Credit Agreement and to additional terms set forth in the Joinder and Amendment Agreement. Term Loan B was fully funded and was scheduled to mature on July 5, 2021. The Company incurred financing costs of $11.5 million to the lenders of Term Loan B which were capitalized. These costs were amortized over the life of Term Loan B and recorded in "Interest expense" in the Consolidated Statements of Operations.

On February 17, 2017, the Company amended its Credit Agreement. The amendment reduced the applicable margins on Term Loan B and a prior outstanding term loan, Term Loan A, from 5.50% and 5.11%, respectively, to 3.75% effective February 17, 2017. Additionally, the amended financial covenants included the following conditions: 1) maximum total leverage ratio of 4.25 to 1.00 through December 31, 2017 and 2) maximum total leverage ratio of 4.00 to 1.00 through July 1, 2018 and 3.75 to 1.00 thereafter. The Company incurred financing costs of $5.9 million to lenders of the term loans which were capitalized and recognized as a reduction of the Term Loan A and Term Loan B balances in "Credit facility and long term debt" on the Consolidated Balance Sheets. These costs were amortized over the life of the term loans and recorded in "Interest expense" in the Consolidated Statements of Operations.

On August 18, 2017, Term Loan B was increased by $91.3 million to replace Term Loan A. Previously unamortized debt issuance costs of $3.0 million related to Term Loan A were written off and recorded as "Interest expense" in the Consolidated Statements of Operations in fiscal 2017. The additional incremental term loan was subject to the terms of the Credit Agreement and the additional terms set forth in the amendment. The amendment also reduced the applicable margins on Term Loan B from 3.75% to 2.75% effective August 18, 2017. The Company incurred financing costs of $0.6 million to the lenders of the term loans which were capitalized and recognized as a reduction of the Term Loan B balances in "Credit facility and long term debt" on the Consolidated Balance Sheets. These costs were amortized over the life of the term loans and recorded in "Interest expense" on the Consolidated Statements of Operations.

On March 12, 2018, the Company amended its Credit Agreement. The amendment reduced the applicable margins on the Revolving Credit Facility and Term Loan B. After giving effect to the amendment, Term Loan B bore interest, at the option of the Company, at the base rate plus an applicable margin of 1.25% or the Eurodollar rate plus an applicable margin of 2.25%; and the Revolving Credit Facility bore interest, at the option of the Company, at the base rate plus an applicable margin of either 0.75% or 1.00%, depending on the Company's secured leverage ratio, or the Eurodollar rate plus an applicable margin of 1.75% or 2.00%, depending on the Company's secured leverage ratio. The amendment removed the fixed charge coverage ratio financial covenants. In addition, for Term Loan B, the amendment removed the total leverage ratio covenant, changed the required amortization payments to 1% per annum, and waived the excess cash flow mandatory repayment for fiscal 2017.

On September 13, 2018, the Company again amended its Credit Agreement. The amendment reduces the applicable margin for Term Loan B. After giving effect to the amendment, Term Loan B bore interest, at the option of the Company, at the base rate plus an applicable margin of 1.00% or the Eurodollar rate plus an applicable margin of 2.00%. As part of the transaction, the Company repaid $25.0 million of outstanding Term Loan B principal.

On July 31, 2019, the Company again amended its Credit Agreement. The amendment increased the available amount under the Revolving Credit Facility from $540 million to $700 million and extended its maturity from March 12, 2020 to January 31, 2021. The Company may, at its sole discretion, extend the maturity for another six months to July 31, 2021. The financial covenants were amended to increase the maximum total leverage ratio from 3.75 to 4.0. Subject to the terms and conditions set forth in the amended Credit Agreement, at the Effective Time, the Merger will trigger the change of control provision of the Credit Agreement causing the debt to become payable immediately. The Company borrowed $447 million under the amended Revolving Credit Facility and repaid the entire outstanding Term Loan B principal balance of approximately $448 million as of July 31, 2019, resulting in an extinguishment of Term Loan B, which was scheduled to mature on July 5, 2021. As a result, the Company recorded a debt extinguishment loss of $6.4 million in connection with the write-off of unamortized debt discount and issuance costs, which was recorded in "Interest expense" in the Consolidated Statements of Operations. Subsequently, the Company repaid $147.0 million of the outstanding amended Revolving Credit Facility during the remainder of fiscal 2019.

Interest expenses related to contractual interest expenses, amortization of debt issuance costs and amortization of debt discounts were $28.4 million, $34.3 million and $45.2 million during the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.

As of December 29, 2019, and December 30, 2018, aggregate principal amount of borrowings outstanding under the Credit Facility, all of which related to the Revolving Credit Facility and Term Loan B, was $300.0 million and $476.3 million, respectively.
As of December 29, 2019, the Company was in compliance with all of the financial covenants under the Credit Facility.

2% Exchangeable Senior Notes due 2020

Pursuant to its merger with Spansion, Cypress assumed Spansion's outstanding 2% Exchangeable Senior Notes due 2020 (the "Spansion Notes") on March 12, 2015. The Spansion Notes are governed by a Supplemental Indenture, dated March 12, 2015, between the Company, Spansion and Wells Fargo Bank, National Association, as Trustee, and fully and unconditionally guaranteed on a senior unsecured basis by the Company. The Spansion Notes will mature on September 1, 2020, unless earlier repurchased or converted, and bear interest of 2% per year payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2014. The Spansion Notes may be due and payable immediately in certain events of default. The net carrying amount related to the Spansion Notes was reported as a component of current liabilities as of the end of fiscal 2019.

As of December 29, 2019, the Spansion Notes are exchangeable for 208.3448 shares of common stock per $1,000 principal amount of Spansion Notes (equivalent to an exchange price of approximately $4.80 per share) subject to adjustment upon the occurrence of certain events, including dividends, anti-dilutive issuances and, in certain circumstances, a make-whole adjustment upon a fundamental change. Pursuant to the terms of the indenture governing the Spansion Notes (as amended, the "Spansion Notes Indenture"), a "fundamental change" includes a change in control, a liquidation, consolidation, or merger of the Company or a delisting of the Company’s common stock. Pursuant to the terms of the Spansion Notes Indenture, a fundamental change will not be deemed to have occurred in the case of a person or group becoming the beneficial owner, directly or indirectly, of more than 50% of the Company’s common stock or in the case of a liquidation, consolidation or merger of the Company if, in either case, 90% of the consideration paid in such transaction consists of shares of common equity traded on The New York Stock Exchange or Nasdaq. (See "—Effect of Proposed Merger on the Notes," below).

Prior to June 1, 2020, the Spansion Notes are exchangeable only under certain specified circumstances as described in the Spansion Notes Indenture. One such circumstance is that the Spansion Notes will be exchangeable during any fiscal quarter (and only during such fiscal quarter), if the closing sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than 130% of the exchange price on each applicable trading day. Such condition was met as of the last trading day of each of the Company's fiscal quarters ended June 30, 2019, September 29, 2019 and December 29, 2019 and, accordingly, the Spansion Notes were exchangeable at the option of their holders during the third and fourth quarters of fiscal 2019 and will be exchangeable during the first quarter of fiscal 2020. During the fiscal quarters ended September 29, 2019 and December 29, 2019, the Company received exchange notices representing an immaterial principal amount of Spansion Notes from holders. The Company paid cash to settle the principle balance, and delivered shares to settle the conversion premium related to the Spansion Notes.

On November 1, 2017, the Company entered into a privately negotiated agreement to induce the extinguishment of a portion of the Spansion Notes. The Company paid the holders of the Spansion Notes cash for the aggregate principal of $128 million and delivered 17.3 million shares of common stock for the conversion spread. The Company recorded $4.3 million in loss on extinguishment, which included $1.2 million paid in cash as an inducement premium and a reduction in additional paid-in capital of $290.6 million towards the deemed repurchase of the equity component of the notes. The loss on extinguishment is recorded in "Other income (expense), net" in the Consolidated Statement of Operations. See Note 15, Other Income (Expense), Net, of the Notes to Consolidated Financial Statements for further details.

On March 7, 2018, the Company entered into a privately negotiated agreement to induce the extinguishment of $10 million of the remaining $22 million of Spansion Notes outstanding. The Company paid the holders of the Spansion Notes cash for the aggregate principal of $10 million and delivered 1.4 million shares of common stock for the conversion spread. The Company recorded $0.2 million in loss on extinguishment and a reduction in additional paid-in capital of $25.7 million towards the deemed repurchase of the equity component of the notes. The loss on extinguishment was recorded in "Interest Expense" in the Consolidated Statements of Operations.

The following table presents the interest expense recognized on the Spansion Notes during the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017 (in thousands):

	Year Ended
	December 29, 2019	December 28, 2018	December 31, 2017
Contractual interest expense at 2% per annum	$242	$242	$2,880
Accretion of debt discount	329	329	3,149
Total	$571	$571	$6,029
The Spansion Notes consisted of the following as of December 29, 2019 and December 30, 2018 (in thousands):

	December 29, 2019	December 28, 2018
Equity component (1)	$22,971	$22,971
Liability component:
Principal	$11,984	$11,990
Less debt discount, net (2)	(223)	(552)
Net carrying amount	$11,761	$11,438
(1) Included on the consolidated balance sheets within additional paid-in-capital
(2) Included on the consolidated balance sheets within credit facility and long-term debt and is amortized over the remaining life of the Spansion Notes.

4.5% Convertible Senior Notes due 2022

On June 23, 2016, the Company issued, at face value, $287.5 million of 4.5% Convertible Senior Notes due 2022 (the " 2022 Notes") in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The 2022 Notes are governed by an Indenture ("2022 Notes Indenture"), dated June 23, 2016, between the Company and U.S. Bank National Association, as Trustee. The 2022 Notes will mature on January 15, 2022, unless earlier repurchased or converted, and bear interest of 4.5% per year payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2017. The 4.5% 2022 Senior Exchangeable Notes may be due and payable immediately in certain events of default.

The 2022 Notes are convertible at an initial conversion rate of 74.1372 shares of common stock per $1,000 principal amount of the 2022 Notes (equivalent to an initial conversion price of approximately $13.49 per share) subject to adjustments upon the occurrence of certain events, including anti-dilutive issuances and, in certain circumstances, a make-whole adjustment upon a fundamental change. Pursuant to the terms of the 2022 Notes Indenture, a fundamental change includes a change in control, liquidation, consolidation, or merger of the Company or a delisting of the Company's stock (see "—Effect of Proposed Merger on the Notes," below).

Prior to October 15, 2021, the 2022 Notes are convertible only under certain specified circumstances as described in the 2022 Notes Indenture. One such circumstance is that the 2022 Notes will be convertible during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day. Such condition was met as of the last trading day of each of the Company's fiscal quarters ended June 30, 2019, September 29, 2019 and December 29, 2019 and, accordingly, the 2022 Notes were convertible at the option of their holders during the third and fourth quarters of fiscal 2019 and will be convertible during the first quarter of fiscal 2020. During the fiscal quarters ended September 29, 2019 and December 29, 2019, the Company received conversion notices representing an immaterial principal amount of 2022 Notes from holders. The Company paid cash to settle the principle balance, and delivered shares to settle the conversion premium related to the 2022 Notes.

Upon conversion, the Company may pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of its common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a pre-defined conversion value. Accordingly, the Company continued to classify the 2022 Notes as long-term debt on the Consolidated Balance Sheets as of December 29, 2019.

It is the Company’s intent that upon conversion, the Company would pay the holders of the 2022 Notes cash for an amount up to the aggregate principal amount of the 2022 Notes. If the conversion value exceeds the principal amount, the Company intends to deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount ("conversion spread"). Accordingly, for the purposes of calculating diluted earnings per share, there would be no adjustment to the numerator in the net income per common share computation for the portion of the 2022 Notes intended to be settled in cash. The conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.

At the debt issuance date, the 2022 Notes, net of issuance costs, consisted of the following (in thousands):

June 23, 2016
Liability component
Principal	$238,338
Less: Issuance cost	(7,158)
Net carrying amount	$231,180
Equity component
Allocated amount	$49,163
Less: Issuance cost	(1,477)
Net carrying amount	$47,686
Exchangeable Notes, net of issuance costs	$278,866

The following table includes total interest expense related to the 2022 Notes recognized during the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017 (in thousands):

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Contractual interest expense	$12,902	$12,902	$13,009
Amortization of debt issuance costs	1,278	1,278	1,289
Accretion of debt discount	8,811	8,811	8,885
Total	$22,991	$22,991	$23,183

The 2022 Notes consisted of the following as of December 29, 2019 and December 30, 2018 (in thousands):

	December 29, 2019	December 30, 2018
Equity component (1)	$47,686	$47,686
Liability component:
Principal	$287,495	$287,500
Less debt discount and debt issuance costs, net (2)	(20,685)	(30,774)
Net carrying amount	$266,810	$256,726
(1) Included in the consolidated balance sheets within additional paid-in-capital
(2) Included in the consolidated balance sheets within credit facility and long-term debt and is amortized over the remaining life of the 2022 Notes.

Capped Calls, 4.5% Convertible Senior Notes due 2022

In connection with the issuance of the 4.5% Convertible Senior Notes, the Company entered into capped call transactions with certain bank counterparties to reduce the risk of potential dilution of the Company’s common stock upon the exchange of the 4.5% Convertible Senior Notes. The capped call transactions have an initial strike price of approximately $13.49 and an initial cap price of approximately $15.27, in each case, subject to adjustment. The capped calls are intended to reduce the potential dilution and/or offset any cash payments the Company is required to make upon conversion of the 4.5% Convertible Senior Notes if the market price of the Company's common stock is above the strike price of the capped calls. If, however, the market price of the Company’s common stock is greater than the cap price of the capped calls, there would be dilution and/or no offset of such potential cash payments, as applicable, to the extent the market price of the common stock exceeds the cap price. The capped calls expire in January 2022.

2.0% Convertible Senior Notes due 2023

On November 6, 2017, the Company, issued at face value, $150.0 million of 2.0% Convertible Senior Notes due 2023 (the " 2023 Notes") in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The 2023 Notes are governed by an Indenture ("2017 Indenture"), dated November 6, 2017, between the Company and U.S. Bank National Association, as Trustee. The 2023 Notes will mature on February 1, 2023 unless earlier repurchased or converted, and bear interest of 2% per year payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2018. The 2023 Notes may be due and payable immediately in certain events of default.

The 2023 Notes are convertible at an initial exchange rate of 46.7099 shares of common stock per $1,000 principal amount of the 2023 Notes (equivalent to an initial exchange price of approximately $21.41 per share) subject to adjustments upon the occurrence of certain events, including anti-dilutive issuances and, in certain circumstances, a make-whole adjustment upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s stock, and liquidation, consolidation, or merger of the Company (see "—Effect of Proposed Merger on the Notes," below). Prior to November 1, 2022, the 2023 Notes are convertible only under certain specified circumstances as described in the 2017 Indenture.  On or after November 1, 2022, until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2023 Notes will be convertible in multiples of $1,000 principal amount regardless of the foregoing circumstances.

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

It is the Company’s intent that upon conversion, the Company would pay the holders of the 2023 Notes cash for an amount up to the aggregate principal amount of the Notes. If the conversion value exceeds the principal amount, the Company intends to deliver shares of its common stock in respect to the remainder of its conversion obligation in excess of the aggregate principal amount ("conversion spread"). Accordingly, for the purposes of calculating diluted earnings per share, there would be no adjustment to the numerator in the net income per common share computation for the portion of the Notes that are intended to be cash settled. The conversion spread will be included in the denominator for the computation of diluted net income per common share, using the treasury stock method.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the Company separated the 2023 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. Such amount was based on the contractual cash flows discounted at an appropriate market rate for non-convertible debt at the date of issuance, which was determined to be 89.7% of the par value of the 2023 Notes or $134.6 million. The carrying amount of the equity component of $15.5 million representing the conversion option was determined by deducting the fair value of the liability component from the face value of the 2023 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is accreted to interest expense over the term of the 2023 Notes using the effective interest method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

The Company incurred transaction costs of approximately $4.1 million relating to the issuance of the 2023 Notes.  The transaction costs of $4.1 million include $3.4 million of financing fees paid to the initial purchasers of the 2023 Notes, and other estimated offering expenses payable by the Company. In accounting for these costs, the Company allocated the costs of the offering in proportion to the fair value of the debt and equity recognized in accordance with the accounting standards. The transaction costs allocated to the debt component of approximately

$3.7 million are being amortized as interest expense over the term of the 2023 Notes using the effective yield method. The transaction costs allocated to the equity component of approximately $0.4 million were recorded as a reduction of additional paid-in-capital.

At the debt issuance date, the 2023 Notes, net of issuance costs, consisted of the following (in thousands):

November 6, 2017
Liability component
Principal	$134,550
Less: Issuance cost	(3,678)
Net carrying amount	$130,872
Equity component
Allocated amount	$15,450
Less: Issuance cost	(422)
Net carrying amount	$15,028
Exchangeable Notes, net of issuance costs	$145,900

The following table includes total interest expense related to the 2023 Notes recognized during the fiscal years ended December 29, 2019, December 30, 2018, and December 31, 2017 (in thousands):

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017
Contractual interest expense	$2,992	$2,992	$452
Amortization of debt issuance costs	701	700	106
Accretion of debt discount	2,940	2,940	444
Total	$6,633	$6,632	$1,002

The 2023 Notes consisted of the following as of December 29, 2019 and December 30, 2018 (in thousands):

	December 29, 2019	December 30, 2018
Equity component (1)	$15,028	$15,028
Liability component:
Principal	$150,000	$150,000
Less debt discount and debt issuance costs, net (2)	(11,301)	(14,943)
Net carrying amount	$138,699	$135,057
(1) Included in the consolidated balance sheets within additional paid-in-capital
(2) Included in the consolidated balance sheets within credit facility and long-term debt and is amortized over the remaining life of the 2023 Notes.

Effect of Proposed Merger on the Notes

The proposed Merger will constitute a “fundamental change” (as defined in each of the indentures governing the Spansion Notes, 2022 Notes and 2023 Notes). As a result, holders of the Spansion Notes, 2022 Notes and 2023 Notes will be entitled to either (a) convert or exchange such holder's notes based on the applicable conversion or exchange rate for such notes in effect on the applicable exchange date or conversion date (as increased by additional make-whole shares to the extent such notes are converted after the Effective Time and prior to the Fundamental Change Repurchase Date (as defined in the applicable indenture)) or (b) require the surviving corporation to repurchase that holder's notes (or any portion of principal amount thereof that is equal to $1,000 or an integral multiple of $1,000 in excess thereof) of the applicable series for cash on a date specified by the surviving corporation in accordance with the applicable indenture at a purchase price of 100% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the Fundamental Change Repurchase Date (as defined in the applicable indenture). Alternatively, holders of Cypress's outstanding exchangeable or convertible notes can continue to hold such notes, which, following the Effective Time, will (at such times as conversion or exchange is permitted by the applicable indenture) be convertible or exchangeable only into an amount of cash equal to $23.85 per share multiplied by the applicable exchange or conversion rate as described above.

Future Debt Payments

The future scheduled principal payments for the Company's outstanding debt as of December 29, 2019 were as follows (in thousands):

Fiscal Year	Total
2020(1)	$11,993
2021	300,000
2022(1)	287,486
2023	150,000
Total (excluding finance leases)	$749,479
Finance lease liabilities	9,153
Total Debt	$758,632

(1) The future principal payments of the Spansion Notes and the 2022 Notes are presented in the above table based on scheduled due dates. Such notes have become exchangeable or convertible (as applicable) at the option of their holders during the third and fourth quarters of fiscal 2019.

NOTE 17. LEASES
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

Supplemental balance sheet information related to leases was as follows (in thousands):

As of
December 29, 2019
Finance Leases
Property and equipment, at cost	$9,583
Accumulated depreciation	(1,924)
Property and equipment, net	$7,659

Finance leases included in current portion of long-term debt	$1,854
Finance leases included in revolving credit facility and long-term portion of debt	7,299
Total finance lease liabilities	$9,153

Operating Leases
Operating lease right-of-use assets	$42,941
Operating leases included in other current liabilities	13,692
Operating leases included in other long-term liabilities	30,912
Total operating lease liabilities	$44,604

The component of lease costs was as follows (in thousands):

Year Ended
December 29, 2019
Lease cost
Finance lease cost
Amortization of right-of-use assets	$1,700
Interest on lease liabilities	394
Operating lease cost	15,928
Short-term lease cost	605
Variable lease cost	1,886
Total lease cost	$20,513

Other information related to leases were as follows:

Year Ended
December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities	(In thousands)
Operating cash flows from finance leases	$394
Operating cash flows from operating leases	$11,732
Financing cash flows from finance leases	$1,730

Weighted-average remaining lease term (in years):	December 29, 2019
Finance leases	4.92
Operating leases	5.32
Weighted-average discount rate:
Finance leases	3.99%
Operating leases	6.89%

As of December 29, 2019, the maturities of the Company's lease liabilities are as follows:

	Operating lease liabilities	Finance lease liabilities
Fiscal Year	(In thousands)
2020	$16,244	$2,196
2021	9,055	2,189
2022	6,894	2,191
2023	4,734	2,069
2024	5,211	514
Thereafter	13,461	922
Total undiscounted future cash flows	$55,599	$10,081
Less: Imputed interest	$10,995	$928
Present value of undiscounted future cash flows	$44,604	$9,153

Presentation on statement of financial position
Current	$13,692	$1,854
Non-current	$30,912	$7,299

As of December 30, 2018, future minimum lease payments under non-cancelable operating leases were as follows:

Fiscal Year	(In thousands)
2019	$29,315
2020	12,860
2021	8,176
2022	6,241
2023	$2,476
Thereafter	3,808
Total	$62,876

Operating lease expense was $13.7 million and $12.7 million for the years ended December 30, 2018 and December 31 2017, respectively, under Topic 840.

As of December 29, 2019, there was no restructuring accrual balances related to operating facility leases. As of December 30, 2018, restructuring accrual balances related to operating facility leases was $14.3 million.

NOTE 18. EQUITY TRANSACTIONS
$450 million Stock Buyback Program
On October 20, 2015, the Company’s Board authorized a $450 million stock buyback program. The program allows the Company to purchase its common stock or enter into equity derivative transactions related to its common stock. The timing and actual amount expended with the authorized funds will depend on a variety of factors including the market price of the Company’s common stock, regulatory, legal, and contractual requirements, alternative uses of cash, availability of on shore cash and other market factors. The program does not obligate the Company to repurchase any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. Under the program through the end of fiscal 2018, the Company used $274.1 million to repurchase 31.8 million shares at an average price of $8.62. No open market repurchases were made during fiscal 2019.
Yield Enhancement Program
In fiscal 2009, the Audit Committee approved a yield enhancement strategy intended to improve the yield on the Company’s available cash. As part of this program, the Audit Committee authorized the Company to enter into short-term yield enhanced structured agreements, typically with maturities of 90 days or less, correlated to the Company’s stock price. Under the agreements that the Company has entered into to date, it pays a fixed sum of cash upon execution of an agreement in exchange for the financial institution’s obligations to pay either a pre-determined amount of cash or shares of the Company’s common stock depending on the closing market price of the Company’s common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of the Company’s common stock is above the pre-determined price, the Company will have its cash investment returned plus a yield substantially above the yield currently available for short-term cash investments. If the closing market price is at or below the pre-determined price, the Company will receive the number of shares specified at the agreement’s inception. As the outcome of these arrangements is based entirely on the Company’s stock price and does not require the Company to deliver either shares or cash, other than the original investment, the entire transaction is recorded in equity. If the agreement is settled in shares, our initial investment is treated as a stock repurchase and counts against the $450 million stock repurchase authorization approved by the Board in October 2015.
The Company had no activity related to yield enhanced structured agreements during fiscal 2017 or fiscal 2019. The following table summarizes the activity of the Company’s settled yield enhanced structured agreements during fiscal 2018:

	Aggregate Price Paid	Total Number of Shares Received Upon Maturity	Average Price Paid per Share
Fiscal 2018:	(in thousands, except per share amounts)
Settled through issuance of common stock	$3,262	250	$13
Total for fiscal 2018	$3,262	250	$13

.
Dividends
During fiscal 2019, the Company paid total cash dividends of $160.9 million consisting of dividends of $0.11 per share of common stock paid in all four quarters of the fiscal year. On November 11, 2019, the Company’s Board declared a cash dividend of $0.11 per share payable to holders of record of the Company’s common stock at the close of business day on December 26, 2019. This cash dividend was paid on January 16, 2020 and totaled $41.0 million.
During fiscal 2018, the Company paid total cash dividends of $157.4 million, consisting of dividends of $0.11 per share of common stock paid in each of the quarters of the fiscal year.
During fiscal 2017, the Company paid total cash dividends of $144.7 million, consisting of dividends of $0.11 per share of common stock paid in each of the quarters of the fiscal year.

NOTE 19. RELATED-PARTY TRANSACTIONS

In the ordinary course of business, the Company purchases from, or sells to (a) entities for which one of the Company's directors or executive officers serves as a director or (b) entities over which the Company's directors or executive officers or their immediate family members are able, directly or indirectly, to exercise control or significant influence (collectively, "related parties").

For the indicated periods, the following table presents information on the Company's transactions with such entities occurring at a time when the entity was a related party of the Company.

	Year ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(in thousands)
Total revenues	$11,125	$224	$4,713
Total purchases	$10,925	$12,995	$54,236

As of December 29, 2019 and December 30, 2018, amounts due from these parties totaled $3.0 million and $0.1 million, respectively, and amounts due to these parties totaled $1.8 million and $1.9 million, respectively.

NOTE 20. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands, except per-share amounts)
Net Income (Loss) per Share—Basic:
Net income (loss) attributable to Cypress for basic computation	$40,428	$354,592	$(80,915)
Weighted-average common shares for basic computation	367,308	359,324	333,451
Net income (loss) per share—basic	$0.11	$0.99	$(0.24)

Net income (loss) attributable to Cypress for diluted computation	$40,428	$354,592	$(80,915)
Weighted-average common shares for basic computation	367,308	359,324	333,451
Effect of dilutive securities:
Stock options, restricted stock units, ESPP purchase rights, convertible notes, and other	17,362	12,854	—
Weighted-average common shares for diluted computation	384,670	372,178	333,451
Net income (loss) per share—diluted	$0.11	$0.95	$(0.24)

The following securities calculated on a weighted average basis were excluded from the computation of diluted net income (loss) per share as their impact was anti-dilutive:

Anti-Dilutive Securities:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(in thousands)
Stock options and restricted stock units	44	693	8,375
Convertible Notes	593	2,464	17,732

NOTE 21.  EMPLOYEE BENEFIT PLANS
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
As of December 29, 2019 and December 30, 2018, projected benefit obligations, net of plan assets totaled $17.0 million and $13.4 million, respectively, and the fair value of plan assets was $3.6 million and $3.1 million, respectively.

Cypress Incentive Plan

The Company has an employee incentive plan, which provides for cash incentive payments to certain employees including all named executive officers. Payments under the plan are determined based upon certain performance measures, including the Company’s revenue and pre-bonus pre-tax profit margin as well as the achievement of strategic, operational and financial goals established for each employee. In December 2019, the Board approved accelerated payment of plan bonuses at their target levels to certain executives. The Company recorded total charges of approximately $42.1 million under the plan in fiscal 2019.
Deferred Compensation Plans
The Company maintains deferred compensation plans, which provide certain key employees, including its executive management, with the ability to defer the receipt of compensation in order to accumulate funds for retirement on a tax-deferred basis. The Company does not make contributions to the deferred compensation plans or guarantee returns on the investments. Participant deferrals and investment gains and losses remain the Company’s assets and are subject to claims of general creditors.
Under the deferred compensation plans, the assets are recorded at fair value in each reporting period with the offset being recorded in “Other income (expense), net.” The liabilities are recorded at fair value in each reporting period with the offset being recorded as an operating expense or income. As of December 29, 2019 and December 30, 2018, the fair value of the assets was $48.3 million and $44.4 million, respectively, and the fair value of the liabilities was $48.3 million and $44.8 million, respectively.
All non-cash expense and income recorded under the deferred compensation plans were included in the following line items in the Consolidated Statements of Operations:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(in thousands)
Changes in fair value of assets recorded in:
Other income (expense), net	$7,991	$(2,904)	$6,087
Changes in fair value of liabilities recorded in:
Cost of revenues	(808)	168	(602)
Research and development expenses	(4,116)	971	(2,826)
Selling, general and administrative expenses	(4,120)	1,036	(3,936)
Total expense, net	$(1,053)	$(729)	$(1,277)

401(k) Plan
The Company sponsors a 401(k) plan which provides participating employees with an opportunity to accumulate funds for retirement on a tax deferred basis. Prior to December 31, 2018, the Company matched contributions equal to 50% of the first $2,000 that each employee contributed to the Plan for both pre-tax and Roth deferrals. Effective December 31, 2018, the Company increased the employer's matching contribution to 50% of the first $4,000 that each employee contributes to the Plan for both pre-tax and Roth deferrals.

NOTE 22. INCOME TAXES
The geographic distribution of income (loss) before income taxes and the components of income tax benefit (provision) are summarized below:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
		(In thousands)
United States loss	$(31,621)	$(98,546)	$(108,146)
Foreign income	74,421	137,520	38,388
Income (loss) before income taxes	42,800	38,974	(69,758)
Income tax benefit (provision):
Current tax benefit (expense):
Federal	43	(3,859)	(1,358)
State	(15)	(372)	(125)
Foreign	(11,151)	(20,498)	(15,081)
Total current tax benefit (expense)	(11,123)	(24,729)	(16,564)
Deferred tax benefit (expense):
Federal	7,675	334,453	4,341
State	1,956	5,236	(67)
Foreign	(880)	658	1,133
Total deferred tax benefit (expense)	8,751	340,347	5,407
Income tax benefit (provision)	$(2,372)	$315,618	$(11,157)

Income tax benefit (provision) differs from the amounts obtained by applying the statutory United States federal income tax rate to income (loss) before taxes as shown below:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
		(In thousands)
Benefit (provision) at U.S. statutory rate (21% for 2019 and 2018, and 35% for 2017)	$(8,988)	$(8,185)	$24,415
Valuation allowance release (excluding rate items below)	—	363,057	—
Foreign income at other than U.S. rates¹	(10,555)	(16,447)	(3,981)
Future benefits not recognized	(1,547)	(4,475)	24,125
Goodwill and asset impairment	(8,497)	(26,478)	—
Reversal of previously accrued taxes	9,534	—	1,447
US taxes on foreign earnings¹	3,280	(162)	(67,422)
State income taxes, net of federal benefit	(742)	(372)	(192)
Tax credit¹	5,663	10,129	11,421
Stock based compensation¹	6,196	181	—
Legal entity restructuring¹	3,961	1,607	—
Meals and entertainment¹	(826)	(375)	(147)
Other, net¹	149	(2,862)	(823)
Income tax benefit (provision)	$(2,372)	$315,618	$(11,157)

1.	Certain balances included on the Income tax benefit (provision) for prior periods have been reclassified to conform to the current period presentation.

The components of deferred tax assets and liabilities were as follows:

	As of
	December 29, 2019	December 30, 2018
	(In thousands)
Deferred tax assets:
Credits and net operating loss carryovers	$393,121	$429,800
Reserves and accruals	100,349	82,990
Excess of book over tax depreciation	6,845	5,614
Deferred income	49,754	34,347
Total deferred tax assets	550,069	552,751
Less valuation allowance	(176,005)	(158,535)
Deferred tax assets, net	374,064	394,216
Deferred tax liabilities:
Foreign earnings and others	(13,106)	(7,396)
Intangible assets arising from acquisitions	(12,336)	(47,141)
Total deferred tax liabilities	(25,442)	(54,537)
Net deferred tax assets	$348,622	$339,679

The Company has the following tax loss and credit carryforwards available to offset future income tax liabilities:

Carryforward	Amount	Expiration Date
	($ in thousands)
Federal net operating loss carryforward	$722,572	2027-Indefinite
Federal research credit carryforward	$131,638	2020-2039
International foreign tax credit carryforward	$8,941	2020-2023
State research credit carryforward	$112,899	Indefinite
State net operating loss carryforward	$325,399	2020-2037
State research credit carryforward	$3,191	2020-2038

The federal and state net operating loss carryforward is subject to limitations under Internal Revenue Code Section 382.

The Company recorded an income tax expense of $2.4 million in 2019, an income tax benefit of $315.6 million in 2018, and an income tax expense of $11.2 million in 2017. The tax provision for 2019 was lower than the tax provision to be expected based on the federal statutory rate primarily due to deductions for stock-based compensation and generation of U.S. research tax credit. The income tax benefit for fiscal year 2018 is primarily attributable to the release of valuation allowance against certain U.S. deferred tax assets.

A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company regularly assesses our valuation allowance against deferred tax assets on a jurisdiction by jurisdiction basis. The Company considers all available positive and negative evidence, including future reversals of temporary differences, projected future taxable income, tax planning strategies and recent financial results. During the fourth quarter of 2018, the Company emerged from a cumulative loss position over the previous three years. The cumulative three-year pre-tax income is considered positive evidence which is objective and verifiable and thus received significant weighting. The continued pattern of income before tax, the global restructuring executed in fiscal 2018 and projected future operating income in the U.S. provided additional positive evidence. As a result, the Company released $343.3 million of the valuation allowance attributable to certain U.S. deferred tax assets during 2018. Please refer to Schedule II for the adjustments to valuation allowance balances.

As of December 29, 2019, for certain federal and state attributes, a valuation allowance of $176.0 million has been recorded for the portion that is not more likely than not to be realized. As of December 30, 2018, the Company released $343.3 million of the valuation allowance attributable to certain U.S. deferred tax assets and set up a valuation allowance of $158.5 million for the portion which was not more likely than not to be realized, based upon the Company’s evaluation at the time. The Company will continue to evaluate all evidence in future periods to determine if a further release of the valuation allowance is warranted.
The Company’s global operations involve manufacturing, research and development, and selling activities. The Company’s operations outside the U.S. are in certain countries that impose a statutory tax rate lower than the U.S. The Company's foreign operations are subject to tax holidays in Malaysia and Thailand where it manufactures and designs certain products. These tax holidays are scheduled to expire at varying times within the next six years. The Company’s tax benefit of these tax holidays for the year ended December 29, 2019 had an insignificant impact on the tax provision and earnings per share.
Unrecognized Tax Benefits

(In thousands)
Unrecognized tax benefits, as of January 1, 2017	$146,324
Decrease related to lapsing of statute of limitation	(1,108)
Increase based on tax positions related to current year	4,475
Increases in balances related to tax positions taken during prior periods	1,631
Decrease in balances due to the Tax Reform corporate tax rate change from 35% to 21%	(36,087)
Unrecognized tax benefits, as of December 31, 2017	$115,235
Decrease related to partial settlements with taxing authorities	(358)
Increase based on tax positions related to current year	4,270
Increases in balances related to tax positions taken during prior periods	2,729
Unrecognized tax benefits, as of December 30, 2018	$121,876
Decrease related to lapsing of statute of limitation	(3,165)
Decrease based on tax positions related to prior year	—
Increase based on tax positions related to current year	10,103
Increases in balances related to tax positions taken during prior periods	7,225
Unrecognized tax benefits, as of December 29, 2019	$136,039

Gross unrecognized tax benefits increased by $14.2 million during fiscal year 2019, resulting in gross unrecognized tax benefits of $136.0 million as of December 29, 2019.
During fiscal year 2019, the Company recognized $3.2 million of previously unrecognized tax benefits as a result of either the expiration of the statute of limitations for certain audit periods or settlement with taxing authorities.
The Company recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the accompanying Consolidated Statements of Operations. The Company recognized approximately $2.7 million of expense related to interest and penalties in fiscal year 2019. Accrued interest and penalties are included within other long-term liabilities in the Consolidated Balance Sheets. As of December 29, 2019 and December 30, 2018, the combined amount of cumulative accrued interest and penalties was approximately $15.6 million and $13.0 million, respectively.

As of December 29, 2019 and December 30, 2018, the amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate totaled $71.7 million and $65.8 million, respectively.
Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations by the U.S. or foreign taxing authorities;

•	expiration of statutes of limitations on the Company’s tax returns; and

•	resolution of competent authority claims.

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
Classification of Interest and Penalties
The Company's policy is to classify interest expense and penalties, if any, as components of income tax provision in the Consolidated Statements of Operations. As of December 29, 2019, December 30, 2018 and December 31, 2017, the amount of accrued interest and penalties totaled $15.6 million, $13.0 million and $11.0 million, respectively. The Company recorded a charge or (benefit) from interest and penalties of $2.7 million, $2.4 million and $2.2 million during fiscal 2019, 2018 and 2017, respectively.
Tax Examinations
The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of December 29, 2019:

Tax Jurisdictions	Tax Years
United States	2000 and onward
California	2008 and onward
Philippines	2014 and onward
Israel	2014 and onward
India	2004 and onward
Thailand	2014 and onward
Malaysia	2007 and onward
Switzerland	2015 and onward
Japan	2012 and onward

Income tax examinations of the Company' subsidiaries in India, Malaysia, Philippines, Taiwan, Israel, and Germany are in progress. In addition, sales tax examinations in California and Texas are to be expected in fiscal year 2020. The Company does not believe the ultimate outcome of these examinations will result in a material increase to its tax liability.

The Company has not provided the U.S. income taxes and foreign withholding taxes on a cumulative total of $23.6 million of undistributed earnings for non-U.S. subsidiaries as of December 29, 2019, because such earnings are intended to be indefinitely reinvested. Income taxes and foreign withholding taxes associated with these undistributed earnings are not significant.

NOTE 23.  COMMITMENTS AND CONTINGENCIES

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

The following table presents the Company's warranty reserve activities:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Beginning balance	$3,982	$4,445	$3,996
Provisions & prior warranty estimates	5,571	5,325	2,947
Settlements made	(5,998)	(5,788)	(2,498)
Ending balance	$3,555	$3,982	$4,445

Contractual Obligations

The Company has entered into agreements with certain vendors that include "take or pay" terms. Take or pay terms obligate the Company to purchase a minimum required amount of material or services or make specified payments in lieu of such purchase. The Company may not be able to consume minimum commitments under these take or pay terms, requiring payments to vendors, which may have a material adverse impact on the Company's Consolidated Statements of Operations. As of December 29, 2019, the Company had approximately $193.7 million in non-cancelable purchase obligations with suppliers.

Litigation and Asserted Claims

The Company is currently involved in various legal proceedings, claims, and disputes arising in the ordinary course of business, including intellectual property claims and other matters.

Following the public announcement of the Merger Agreement, purported stockholders of the Company filed nine lawsuits against the Company and the members of our Board of Directors. Each of these suits has now been dismissed: Wang v. Cypress Semiconductor Corp. et al., 19-cv-03855 (N.D. Cal., filed July 3, 2019; dismissed September 9, 2019); Wheby v. Cypress Semiconductor Corp. et al., 19-cv-01267 (D. Del., filed July 8, 2019; dismissed December 16, 2019); Baxter v. Cypress Semiconductor Corp. et al., 19-cv-03944 (N.D. Cal., filed July 9, 2019; dismissed October 4, 2019); Salpeter-Levy v. Cypress Semiconductor Corp. et al., 19-cv-06369 (S.D.N.Y., filed July 10, 2019; dismissed September 13, 2019); Jeweltex Mfg. Inc. Ret. Plan v. Cypress Semiconductor Corp. et al., 19-cv-03978 (N.D. Cal., filed July 11, 2019; dismissed October 8, 2019); Hatt v. Cypress Semiconductor Corp. et al., 19-cv-15400 (D.N.J., filed July 15, 2019; dismissed October 16, 2019); Starosciak v. Cypress Semiconductor Corporation et al., 19-cv-01315 (D. Del., filed on July 16, 2019, dismissed February 3, 2020); Fredericks v. Cypress Semiconductor Corporation et al., 19-cv-04139 (N.D. Cal., filed on July 18, 2019; dismissed September 18, 2019); and Nozawa v. Cypress Semiconductor Corporation et al., 19-cv-06821 (S.D.N.Y., filed on July 23, 2019; dismissed October 3, 2019).  Wheby, Nazawa, and Baxter were purported class actions. Eight of the complaints contended, among other things, that the Company’s preliminary proxy statement on Schedule 14A, filed July 2, 2019, misstated or failed to disclose certain allegedly material information in violation of federal securities laws (and one complaint, Fredericks, alleged similar theories based on the Company’s definitive proxy statement on Schedule 14A, filed July 16, 2019).  Each complaint sought equitable relief, including an injunction of the Merger, among other remedies. Six of the nine complaints were voluntarily dismissed by their respective plaintiffs with prejudice (which means they cannot be refiled), Hatt and Wheby were voluntarily dismissed by their respective plaintiffs without prejudice, and Starosciak was dismissed by order of the court. Plaintiffs in the dismissed cases reserved the right to file motions for "mootness fees."

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

On November 25, 2019, a lawsuit was filed by Fujitsu Electronics Inc. (“FEI”) against the Company in Santa Clara County Superior Court (Case No. 19-cv-359055), alleging that the Company’s termination of a distribution agreement with FEI was improper. FEI seeks an unspecified amount of damages and an award of attorneys’ fees and costs.

On December 20, 2019, a patent infringement lawsuit was filed by Innovative Foundry Technologies LLC (Case No. 19-cv-00719, W.D. Tex.) against the Company, alleging infringement of four patents and seeking an unspecified amount of damages and an award of attorneys’ fees and costs.

On January 9, 2020, the Company filed a lawsuit against Fujitsu Semiconductor Limited (“FSL”, Case No. 20-cv-00193 (N.D. Cal.)), seeking an injunction to preserve photomasks utilized at foundries formerly owned by FSL while the parties determine ownership and rights to the photomasks.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of December 29, 2019 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

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

It is not possible to predict the maximum potential amount of future payments under these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments the Company has made under these agreements have not had a material effect on the Company’s business, financial condition or results of operations. As of December 29, 2019, management believes that if the Company were to incur a loss (in excess of amounts already recognized) in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations, though there can be no assurance in this regard.

NOTE 24. SEGMENT, GEOGRAPHICAL AND CUSTOMER INFORMATION
Segment Information
The Company designs, manufactures and sells advanced embedded system solutions for IoT, automotive, industrial, and consumer applications. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker ("CODM"), or decision-making group, in making decisions on how to allocate resources and assess performance. The CODM is considered to be the Chief Executive Officer.

The Company's segments are its Microcontroller and Connectivity Division (or MCD) and its Memory Products Division (or MPD).

Income Before Income Taxes:

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(In thousands)
Microcontroller and Connectivity Division	$170,891	$149,347	$56,314
Memory Products Division	261,914	375,123	279,129
Unallocated items:
Stock-based compensation expense	(105,982)	(95,965)	(91,581)
Restructuring charges, including executive severance	(3,006)	(16,842)	(9,088)
Reimbursement payment in connection with the cooperation and settlement agreement	—	—	(3,500)
Amortization of intangibles and other acquisition-related costs	(206,912)	(218,149)	(204,448)
Merger-related expenses	(12,754)	—	—
Impairment related to assets held for sale	—	(76,590)	—
Loss on sale of NAND business to joint venture	(1,534)	—	—
Loss on extinguishment of debt	(6,417)	(5,169)	(7,246)
Imputed interest on convertible debt, equity component amortization on convertible debt, and amortization of debt issuance cost	(15,750)	(19,947)	(20,538)
Gain on divestiture	—	—	1,245
Changes in value of deferred compensation plan	(1,053)	(728)	(1,277)
Gain on sale of cost method investment	—	1,521	—
Impact of purchase accounting and other adjustments	(711)	3,982	3,136
Income (loss) from operations before income taxes	$78,686	$96,583	$2,146

The Company does not allocate stock-based compensation, changes in value of deferred compensation plan, amortization of intangible assets, merger-related expenses, imputed interest on convertible debt, amortization of debt issuance cost, restructuring charges, loss on extinguishment of debt, loss on assets held for sale, and impact of purchase accounting, interest income and other, and interest expense to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.
Geographical Information
Property, plant and equipment, net, by geographic locations were as follows:

	As of
	December 29, 2019	December 30, 2018
	(In thousands)
United States	$156,174	$173,973
Philippines	31,036	33,413
Thailand	30,103	34,581
Japan	10,012	11,251
Other	31,423	29,768
Total property, plant and equipment, net	$258,748	$282,986

The Company tracks its assets by physical location. Although management reviews asset information on a corporate level and allocates depreciation expense by segment, the Company's CODM does not review asset information on a segment basis.
Customer Information
Outstanding accounts receivable from one of the Company's distributors, accounted for 15% and 25% of its consolidated accounts receivable as of December 29, 2019 and December 30, 2018, respectively.
Revenue generated through two of the Company's distributors, accounted for 16% and 10%, respectively, of the Company's consolidated revenues for fiscal 2019.
Revenue generated through two of the Company's distributors, accounted for 18% and 14%, respectively, of the Company's consolidated revenues for fiscal 2018.
Revenue generated through two of the Company's distributors accounted for 20% and 13% of the Company's consolidated revenues for fiscal 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cypress Semiconductor Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cypress Semiconductor Corporation and its subsidiaries (the “Company”) as of December 29, 2019 and December 30, 2018, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 29, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Write-down for Excess or Obsolete Inventories
As described in Note 1 to the consolidated financial statements, the Company writes down its inventories which have become obsolete or are in excess of anticipated demand or net realizable value. As disclosed by management, primary factors used in making this estimate of the write-down for excess or obsolete inventories include historical sales levels, demand forecast, backlog, and age of the inventory items. The net overall inventories balance was $298 million as of December 29, 2019.
The principal considerations for our determination that performing procedures relating to the write-down of excess or obsolete inventories is a critical audit matter are that the valuation involved a significant amount of judgment by management in the application of assumptions, including demand forecast. This in turn resulted in significant auditor judgment, subjectivity, and effort in performing audit procedures and in evaluating audit evidence relating to the demand forecast.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s write-down for excess or obsolete inventories, including controls over the data and assumptions, including demand forecast.  These procedures also included, among others, testing management’s process for developing the estimate of the write-down for excess or obsolete inventories, testing the completeness and accuracy of underlying data used in the estimate, and evaluating management’s assumptions, including demand forecast.  Evaluating management’s demand forecast for reasonableness involved considering historical sales by product and whether the demand forecast used was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 21, 2020

We have served as the Company’s auditor since 1982.

UNAUDITED QUARTERLY FINANCIAL DATA
Fiscal 2019

	Three Months Ended
	December 29, 2019 (1) (5)	September 29, 2019 (1) (2) (5)	June 30, 2019 (1) (3) (4) (5)	March 31, 2019 (1)
	(In thousands, except per-share amounts)
Revenues	$559,568	$574,521	$532,221	$539,004
Gross Margin	$212,418	$216,441	$198,758	$202,409
Net income (loss)	$20,760	$12,673	$(12,733)	$19,712
Adjust for net loss attributable to non-controlling interest	$—	$10	$4	$2
Net income (loss) attributable to Cypress	$20,760	$12,683	$(12,729)	$19,714
Net income (loss) per share - basic	$0.06	$0.03	$(0.03)	$0.05
Net income (loss) per share - diluted	$0.05	$0.03	$(0.03)	$0.05

Fiscal 2018

	Three Months Ended
	December 30, 2018 (6)	September 30, 2018 (7) (8)	July 1, 2018 (7) (8)	April 1, 2018 (7) (8)
	(In thousands, except per-share amounts)
Revenues	$604,474	$673,035	$624,090	$582,241
Gross Margin	$225,209	$259,715	$234,148	$212,392
Net income	$267,201	$50,747	$27,794	$9,090
Adjust for net loss attributable to non-controlling interest	$(87)	$(52)	$(88)	$(12)
Net income attributable to Cypress	$267,114	$50,695	$27,706	$9,078
Net income per share - basic	$0.74	$0.14	$0.08	$0.03
Net income per share - diluted	$0.72	$0.14	$0.07	$0.02

(1)
During the first, second, and third quarters of fiscal 2019, the Company recorded $51.9 million of amortization expenses related to intangible assets. During the fourth quarter of fiscal 2019, the Company recorded $51.7 million of amortization expenses related to intangible assets. See Note 6, Intangible Assets, of the Notes to Consolidated Financial Statements.

(2)	During the third quarter of fiscal 2019, the Company recorded $6.4 million of debt extinguishment. See Note 16, Debt, of the Notes to Consolidated Financial Statements.

(3)
During the second quarter of fiscal 2019, the Company recorded $3.0 million of restructuring charges. The remaining quarters of fiscal 2019, restructuring charges were immaterial. See Note 12, Restructuring, of the Notes to Consolidated Financial Statements.

(4)
During the second quarter of fiscal 2019, the Company recorded an impairment charge of $29.5 million related to its investment in Deca Technologies Inc., a privately held company. See Note 8, Investment in Equity Method Investments, of the Notes to Consolidated Financial Statements, respectively.

(5)
During the second, third and fourth quarters of fiscal 2019, the Company recorded $8.4 million, $3.0 million and $1.3 million, respectively, of merger-related expense. See Note 2, Merger Agreement, of the Notes to Consolidated Financial Statements.

(6)
During the fourth quarter of fiscal 2018, the Company recorded an impairment charge of $41.5 million related to its investment in Deca Technologies Inc., a privately held company, loss on assets held for sale of $76.6 million related to the Company's entry into a definitive agreement to divest the NAND business, and release of the deferred taxes valuation allowance of $343.3 million.

(7)	During the first, second, third and fourth quarters of fiscal 2018, the Company recorded $4.1 million, $1.2 million, $10.0 million and $1.5 million, respectively, of restructuring charges.

(8)
During the first, second, third and fourth quarters of fiscal 2018, the Company recorded $53.1 million, $53.7 million, $55.4 million and $54.6 million, respectively, of amortization expenses related to intangible assets.

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
Based on our evaluation as of the end of the period covered by this Annual Report on Form 10-K and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 29, 2019 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2019. Management based this assessment on criteria described in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management determined that as of December 29, 2019, we maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 29, 2019, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

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
The information required by this item concerning directors is incorporated by reference to the Company's Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 29, 2019 (the “2020 Proxy Statement”).
The information required by this item concerning executive officers is incorporated by reference to Item 1 of this Annual Report.

We have adopted a Code of Business Conduct and Ethics (our "Code of Ethics"), which applies to all of our directors, officers and employees. We have made the Code of Ethics available, free of charge, on our website at www.cypress.com. The Code of Ethics may be found as follows: from the web address listed above, first click on "About Cypress," then on "Investors," and then “Corporate Governance.” The Code of Ethics appears on that page as the “Code of Business Conduct.” By referring to our website, we do not incorporate such website or its contents into this Annual Report.

Our Code of Ethics applies to our directors and employees, including our chief executive officer, chief financial officer, principal accounting officer and controller, and to contractors of the Company. The Code of Ethics sets forth the fundamental principles and key policies and procedures that govern the conduct of our business. Our employees receive training on the Code of Ethics. We intend to disclose any amendment to, or waiver from, the Code of Ethics for our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, to the extent disclosure is required by applicable rules of the SEC and the NASDAQ Stock Market LLC by posting such information on our website, on the same page as our Code of Ethics as specified above.

A print copy of the Code of Ethics is available to any stockholder upon written request to: Corporate Secretary, Cypress Semiconductor Corporation, 198 Champion Court, San Jose, California 95134.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 29, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 29, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 29, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 29, 2019.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements:

2.	Financial Statement Schedule (Valuation and Qualifying Accounts) for the years ended December 29, 2019 December 30, 2018 and December 31, 2017:

Page
Schedule II—Valuation and Qualifying Accounts	123

3.	Exhibits:

 The documents listed below are filed (or furnished, as noted) as exhibits to this Annual Report on Form 10-K:

EXHIBIT INDEX
		Incorporated by Reference to:
Exhibit Number	Exhibit Description	Form*	Filing Date	Exhibit	Filed Herewith
2.1	Agreement and Plan of Merger and Reorganization, dated December 1, 2014, between Cypress Semiconductor Corporation and Spansion Inc.	8-K	2014-12-01	2.1

2.2	Asset Purchase Agreement by and between Broadcom Corporation as Seller and Cypress Semiconductor Corporation as Buyer dated as of April 28, 2016.	10-Q	2016-05-10	10.1

2.3	Joint Venture Agreement, dated October 23, 2018, between Cypress Semiconductor Corporation and SK hynix system ic Inc.	10-K	2019-02-27	2.3

2.4	Agreement and Plan of Merger, dated June 3, 2019, by and between Cypress Semiconductor Corporation, Infineon Technologies AG and IFX Merger Sub Inc.	8-K	2019-06-03	2.1

3.1.1	Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation, dated June 12, 2000 (included in Exhibit 3.1.2 below)

3.1.2	Amendment, dated March 23, 2017, to Second Restated Certificate of Incorporation of Cypress Semiconductor Corporation.	10-Q	2017-05-02	3.1

3.2	Amended and Restated Bylaws of Cypress Semiconductor Corporation (effective September 21, 2017).	8-K	2017-09-25	3.1

4.1.1	Form of 2% Spansion Exchangeable Note due 2020 (included in exhibit 4.1.2 below).

4.1.2	Indenture, dated August 26, 2013, among Spansion LLC, other parties thereto, and Wells Fargo Bank, National Association, as trustee.	8-K (a)	2013-08-26	4.1

4.1.3	Supplemental Indenture, dated March 12, 2015, among Spansion LLC, Cypress Semiconductor Corporation, other parties thereto, and Wells Fargo Bank, National Association, as trustee.	8-K	2015-03-12	4.1

4.2.1	Form of 4.50% Senior Exchangeable Note due 2022 (included in Exhibit 4.2.2 below).

4.2.2	Indenture, dated June 23, 2016, by and between Cypress Semiconductor Corporation and U.S. Bank National Association, as trustee.	8-K	2016-06-23	4.1

4.3	Form of Capped Call Transaction Confirmation Letter (entered into in 2016 in connection with the 2022 Notes).	10-Q	2016-08-09	4.1

4.4.1	Form of 2.00% Senior Convertible Note due 2023 (included in Exhibit 4.4.2 below).

4.4.2	Indenture, dated November 6, 2017, between Cypress Semiconductor Corporation and U.S. Bank National Association, as trustee.	8-K	2017-11-06	4.1

4.5	Description of Registered Securities				X

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

10.1.2	Amendment and Restatement Agreement, dated as of March 12, 2015, among Cypress Semiconductor Corporation, certain of its subsidiaries, the lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent.	8-K	2015-03-12	10.1

10.1.3	Amended and Restated Pledge and Security Agreement, dated March 12, 2015, among, Cypress Semiconductor Corporation, the grantors party thereto, and Morgan Stanley Senior Funding, Inc., as collateral agent.	8-K	2015-03-12	10.3

10.1.4	Amendment No. 1, dated October 20, 2015, to Amended and Restated Credit and Guaranty Agreement.	10-Q	2015-11-05	10.4

10.1.5	Joinder Agreement dated December 22, 2015.	8-K	2016-01-11	10.1

10.1.6	Incremental Revolving Joinder Agreement dated as of January 6, 2016.	8-K	2016-01-11	10.2

10.1.7	Amendment No. 2, dated March 23, 2016, to Amended and Restated Credit and Guaranty Agreement.	10-Q	2016-05-10	10.3

10.1.8	Amendment No. 3, dated April 27, 2016, to Amended and Restated Credit and Guaranty Agreement.	10-Q	2016-05-10	10.4

10.1.9	Term Loan B Commitment Letter for the Broadcom transaction (Project Le Cose), dated April 28, 2016.	10-Q	2016-05-10	10.2

10.1.10	Joinder and Amendment Agreement, dated July 5, 2016.	8-K	2016-07-05	10.1

10.1.11	Amendment No. 4, dated February 17, 2017, to Amended and Restated Credit and Guaranty Agreement.	8-K	2017-02-21	10.1

10.1.12	Amendment No. 5, dated April 7, 2017, to Amended and Restated Credit and Guaranty Agreement.	8-K	2017-04-10	10.1

10.1.13	Joinder Agreement and Amendment No. 6, dated August 18, 2017, to Amended and Restated Credit and Guaranty Agreement.	8-K	2017-08-18	10.1

10.1.14	Amendment No. 7, dated March 12, 2018, to Amended and Restated Credit and Guaranty Agreement.	8-K	2018-03-15	10.1

10.1.15	Amendment No. 8, dated September 13, 2018, to Amended and Restated Credit and Guaranty Agreement.	8-K	2018-09-17	10.1

10.1.16	Agency Resignation and Appointment Agreement and Amendment No. 9 to Amended and Restated Credit and Guaranty Agreement, dated as of July 31, 2019, by and among Cypress Semiconductor Corporation, the Guarantors party thereto, the lenders party thereto, MUFG Bank, Ltd., as successor administrative agent, as an issuing bank and as swing line lender, MUFG Union Bank, N.A., as successor collateral agent, Morgan Stanley Senior Funding, Inc. as outgoing administrative agent and collateral agent, and the other financial institutions party thereto.	8-K	2019-08-01	10.1

10.2.1+	2013 Stock Plan, as amended and restated effective June 20, 2017.	10-Q	2017-07-28	10.1

10.2.2+	Amendment, dated February 16, 2018, to the 2013 Stock Plan.	10-Q	2018-04-30	10.3

10.2.3+	Form of Restricted Stock Unit Agreement and related notice of grant under the 2013 Stock Plan (in use 2015-2018).	10-Q	2015-11-05	10.2

10.2.4+	Form of Restricted Stock Unit Agreement, and related notice of grant, under the 2013 Stock Plan (in use starting November 2018).	10-K	2019-02-27	10.2.4

10.2.5+	Form of Milestone-Based Restricted Stock Unit Agreement, and related notice of grant, under the 2013 Stock Plan (in use starting November 2018).	10-K	2019-02-27	10.2.5

10.2.6+	Form of LTI Program Restricted Stock Unit Agreement and related notice of grant under the 2013 Stock Plan (in use starting February 2019)	10-Q	2019-04-26	10.2.6

10.2.7+	Form of LTI Program Performance-Based Restricted Stock Unit Agreement and related notice of grant under the 2013 Stock Plan (in use starting February 2019)	10-Q	2019-04-26	10.2.7

10.2.8+	Form of Milestone-Based Restricted Stock Unit Agreement (version 2) and related notice of grant under the 2013 Stock Plan (in use starting May 2019)	10-Q	2019-08-02	10.2.8

10.3.1+	2010 Equity Incentive Award Plan, as amended and restated effective August 5, 2016.	10-K	2019-02-27	10.3.1

10.3.2+	Form of Restricted Stock Unit Agreement and related notice of grant under the 2010 Stock Plan (in use starting November 2018).	10-K	2019-02-27	10.3.2

10.3.3+	Form of Milestone-Based Restricted Stock Unit Agreement and related notice of grant under the 2010 Stock Plan (in use starting November 2018).	10-K	2019-02-27	10.3.3

10.4.1+	2012 Incentive Award Plan, as amended and restated on November 19, 2012.	S-8 (b)	2012-12-12	10.4

10.4.2+	Amendment, dated February 16, 2018, to the 2012 Incentive Award Plan.	10-Q	2018-04-30	10.2

10.5+	1999 Non-Statutory Stock Option Plan, as amended and restated September 30, 2008.	S-8 (c)	2008-10-27	10.2

10.6.1+	Employee Stock Purchase Plan, as amended and restated effective January 1, 2019.	S-8 (d)	2018-06-20	4.3

10.6.2+	Form of Employee Stock Purchase Plan Subscription Agreement.	S-8 (d)	2018-06-20	4.4

10.7.1+	Non-Qualified Deferred Compensation Plan I, as amended and restated effective January 1, 2018.	10-K	2019-02-27	10.7.1

10.7.2+	Non-Qualified Deferred Compensation Plan II, as amended and restated effective January 1, 2018.	10-K	2019-02-27	10.7.2

10.7.3+	Non-Qualified Pre-2005 Deferred Compensation Plan I.	10-K	2019-02-27	10.7.3

10.7.4+	Non-Qualified Pre-2005 Deferred Compensation Plan II.	10-K	2019-02-27	10.7.4

10.8+	Cypress Incentive Plan (executive annual cash bonus plan) Summary Description.	8-K	2016-02-25

10.9.1+	Hassane El-Khoury Employment Offer Letter, dated August 10, 2016.	8-K	2016-08-12	10.1

10.9.2+	Hassane El-Khoury Employment Agreement, dated November 30, 2016.	10-K	2017-03-01	10.41

10.9.3+	Hassane El-Khoury Amended and Restated Employment Agreement, dated December 3, 2018.	8-K	2018-12-03	10.2

10.10+	Thad Trent Employment Offer Letter, dated September 20, 2005	10-K	2019-02-27	10.10

10.11+	Sam Geha Employment Offer Letter, dated October 27, 1995	10-K	2019-02-27	10.11

10.12+	Sudhir Gopalswamy Employment Offer Letter, dated February 26, 2008	10-K	2019-02-27	10.12

10.13+	Pamela Tondreau Employment Offer Letter, dated January 15, 2015	10-K	2019-02-27	10.13

10.14+	Form of Amended and Restated Change of Control Severance Agreement (between the Company and its named executive officers other than the CEO).	8-K	2018-12-03	10.1

10.15	Mutual Release Agreement, dated as of June 11, 2017, between the Company and H. Raymond Bingham.	8-K	2017-06-12	10.1

10.16	Cooperation and Settlement Agreement, dated June 30, 2017, between the Company, TJ Rodgers, and the Rodgers parties named therein.	8-K	2017-07-06	10.1

10.17+	Form of recoupment letter agreement between the Company and each executive officer (280G mitigation acceleration), dated as of December 12, 2019				X

21.1	Subsidiaries of Cypress Semiconductor Corporation.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1(e)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2(e)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

ITEM 16.     FORM 10-K SUMMARY

None.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts	Deductions Credited to Expenses or Other Accounts		Balance at End of Period
	(In thousands)
Allowance for doubtful accounts receivable:
Year ended December 29, 2019	$904	$—	$(2)		$902
Year ended December 30, 2018	$1,028	$—	$(124)		$904
Year ended December 31, 2017	$1,028	$—	$—		$1,028
Deferred tax valuation allowance
Year ended December 29, 2019	$158,535	$17,469	$—		$176,004
Year ended December 30, 2018	$513,191	$—	$(354,656)	(1)	$158,535
Year ended December 31, 2017	$445,030	$68,161	$—		$513,191

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

CYPRESS SEMICONDUCTOR CORPORATION

Date: February 21, 2020	By:	/ S / Thad Trent
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

Signature	Title	Date

/S/ HASSANE EL-KHOURY	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2020
Hassane El-Khoury

/S/ THAD TRENT	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2020
Thad Trent

/S/ W. STEVE ALBRECHT	Chairman of the Board of Directors	February 21, 2020
W. Steve Albrecht

/S/ OH CHUL KWON	Director	February 21, 2020
Oh Chul Kwon

/s/ CATHERINE P. LEGO	Director	February 21, 2020
Catherine P. Lego

/s/ CAMILLO MARTINO	Director	February 21, 2020
Camillo Martino

/s/ JEFFREY J. OWENS	Director	February 21, 2020
Jeffrey J. Owens

/s/ JEANNINE P. SARGENT	Director	February 21, 2020
Jeannine P. Sargent

/S/ MICHAEL S. WISHART	Director	February 21, 2020
Michael S. Wishart