Form 10-K/A
period 2019-12-29
CYPRESS SEMICONDUCTOR CORP /DE/
filed 2020-04-15
CIK 791915

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “larger accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding on April 15, 2020 is 375,074,151.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 29, 2019 originally filed on February 21, 2020 (the “Original Filing” of our 2019 Form 10-K and, together with this Amendment, our “Annual Report”) by Cypress Semiconductor Corporation, a Delaware corporation (together with its consolidated subsidiaries, “Cypress,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive annual meeting proxy statement within 120 days of the end of our fiscal year ended December 29, 2019. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

As previously disclosed, Cypress entered into an Agreement and Plan of Merger, dated as of June 3, 2019 (as amended or modified from time to time, the “Merger Agreement”), by and among Cypress, Infineon Technologies AG, a stock corporation (Aktiengesellschaft) organized under the laws of the Federal Republic of Germany (“Infineon”), and IFX Merger Sub Inc., a Delaware corporation and a wholly- owned subsidiary of Infineon (“Merger Sub”), providing for the merger of Merger Sub with and into Cypress on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with Cypress continuing as the surviving corporation in the Merger and as a wholly owned subsidiary of Infineon.

As of the filing of this Amendment, the Merger is expected to close (the “Closing”) on or about April 16, 2020, pursuant to the terms of the Merger Agreement.

Cypress, the Cypress logo, Spansion, PSoC, Traveo, and Semper are registered trademarks of Cypress Semiconductor Corporation or its subsidiaries. Excelon is a trademark of Cypress Semiconductor Corporation. All other trademarks are property of their respective owners.

In Cypress’s filings with the U.S. Securities and Exchange Commission (“SEC”), information is sometimes “incorporated by reference.” This means that we refer you to information previously filed with the SEC that should be considered as part of the particular filing. As provided under SEC regulations, the Compensation Committee Report contained in this Amendment specifically is not incorporated by reference into any other filings with the SEC and shall not be deemed to be “filed” with the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not historical facts and include statements relating to, among other things, our future results, operations, strategies, and prospects, and can in some cases be identified by our use of words such as “may,” “will,” “should,” “plan,” “anticipate,” “believe,” “expect,” “future,” “intend,” “estimate,” “predict,” “potential,” “continue,” and similar expressions. This Amendment includes, among others, forward-looking statements regarding the pending Merger (as defined below). Our forward-looking statements are based on the expectations, beliefs and intentions of, and the information available to, our executive management on the filing date of this Amendment. Readers are cautioned not to place undue reliance on forward-looking statements. Except as required by law, we assume no responsibility to update our forward-looking statements.

The forward-looking statements in this Amendment involve risks and uncertainties. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; any inability to complete the Merger due to the failure to satisfy conditions to completion of the Merger, including that a governmental authority may prohibit, delay or refuse to grant approval for the Merger; risks regarding Infineon’s efforts to obtain the necessary financing to complete the Merger; risks related to disruption of management’s attention from our ongoing business operations due to the Merger; the effect of the announcement of the Merger on our relationships with our customers, operating results and business generally; the risk that certain approvals or consents will not be received in a timely manner or that the Merger will not be completed in a timely manner; the impact of the Merger on our ability to retain key employees; the outcome of any legal proceedings related to the Merger; the risk of exceeding the expected costs of the Merger; the effect of business disruptions caused by the ongoing COVID-19 pandemic and other risks of business interruptions caused by natural disasters; adverse changes in U.S. and non-U.S. governmental laws and regulations; potential disruptions in the international trade and investment environment, including deteriorating relationships between the U.S. government and foreign governments; the current and future state of the general economy and its impact on the markets and customers we serve (including credit conditions); our ability to execute on our Cypress 3.0 strategy and our margin improvement plan; potential volatility in our stock price; risks related to paying down our indebtedness and meeting the covenants set forth in our debt agreements; our efforts to retain and expand our customer base (which may be adversely affected if we were to raise prices) in the intensely competitive and rapidly evolving semiconductor industry; risks related to significant supply and demand volatility in semiconductor markets (including the challenges of forecasting demand, scheduling production, and making timely delivery on customer orders); risks related to our strategy of developing and maintaining a leading portfolio of programmable microcontroller, connectivity and memory products; risks related to our flexible manufacturing strategy (and the challenge of efficiently managing a smaller number of manufacturing facilities while increasing our reliance on third-party manufacturers); our reliance on distributors and resellers; risks related to changing relationships with distributors; risks related to our “take or pay” agreements with certain vendors; the risk of defects, errors, or security vulnerabilities in our products; risks related to the integrity of our information systems, including the possibility of cyber-attacks, business-activity disruption, and loss or corruption of sensitive data; changes in tax law and policy; risks related to our pending tax examinations; risks related to our tax incentive/holiday arrangements in Malaysia, the Philippines, and Thailand; potential lack of liquidity for certain strategic investments (including the challenge of disposing of businesses, product lines, or assets on favorable terms in a timely manner); risks related to our joint venture for NAND flash memory products; risks related to our restructuring activities; the failure or success of the privately-held companies in which we are invested; the challenges of effectively integrating companies and assets that we acquire; the possibility of impairment charges; the challenges of attracting and retaining key personnel; risks related to our reliance on stock-based compensation; possible changes to our dividend policy; risks related to our share repurchase authorization; the uncertain nature of business outlook guidance; risks related to industry consolidation and the challenge of competing effectively against a smaller number of stronger companies; the challenges of adequately protecting our intellectual property rights and risks of intellectual property litigation; the possibilities that activist stockholders could negatively affect our business and that our deferred tax assets could be negatively impacted by changes in our stockholder base; risks associated with international operations; the challenges and costs of complying with environmental, data privacy, health/safety, and other laws; risks related to “conflict minerals” reporting; risks arising from indemnification commitments to our officers and directors; our ability to manage our financial investments and interest rate and exchange rate exposure; and the uncertainty and expense of pending litigation matters. These and other factors are described in more detail in the Original Filing of our 2019 Form 10-K in Part I, Item 1A Risk Factors and Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Cypress’s Board of Directors (our “Board”) consists of eight directors. Set forth below are brief biographical descriptions of our directors, along with certain other information about them including their ages, as of April 1, 2020.

All of the directors listed below are expected to resign from the Board upon the Closing of the Merger with Infineon, as required by the Merger Agreement.

W. STEVE ALBRECHT Age: 73 Director Since: 2003 Other Public Directorships: SkyWest, Inc. Former Public Directorships: Red Hat, Inc. SunPower Corporation

Dr. Albrecht has been the chairman of our Board since June 2017 and is a Professor Emeritus of the Marriott School of Management at Brigham Young University (BYU). He served as the associate dean of the school from 1998 to 2008 and as the director of the School of Accountancy from 1990 to 1998. Dr. Albrecht, a certified public accountant, certified internal auditor, and certified fraud examiner, joined BYU in 1977 after teaching at Stanford University and the University of Illinois. Prior to becoming a professor, he worked as an accountant for Deloitte & Touche, an accounting firm. Dr. Albrecht is the past president of the American Accounting Association and the Association of Certified Fraud Examiners. He is a former trustee of the Financial Accounting Foundation that provides oversight to the Financial Accounting Standards Board (FASB) and the Governmental Accounting Standards Board. He is also a former trustee of COSO, the organization that developed the internal control framework used by most public companies. In addition to Cypress, Dr. Albrecht has served on the board of directors of SkyWest, Inc., a regional airline, since 2012, where he has been the chair of the audit committee and a member of the nominating and corporate governance committee since 2012. Dr. Albrecht also currently serves on the boards of two private companies. Within the past five years, he served on the board of directors of Red Hat, Inc., an open-source software company, from 2011 until it was acquired by IBM in July 2019, where he was the chair of the audit committee from 2011 and a member of the nominating and corporate governance committee from 2012. Previously, he served on the board of directors of SunPower Corp., a solar panel design and manufacturing company, from 2003 to 2012. Dr. Albrecht has written over 125 academic and professional articles and over 25 books, including a textbook on corporate governance and boards of directors. He has consulted with numerous corporations on fraud, controls, and financial reporting issues, and he has been an expert witness in several large financial statement fraud cases. Dr. Albrecht holds a bachelor of science degree from BYU, as well as a master’s degree in business administration and a doctorate degree in accounting from the University of Wisconsin-Madison.

Committees: Audit, Nominating & Corporate Governance

HASSANE EL-KHOURY Age: 40 Director Since: 2016 Other Public Directorships: None Former Public Directorships: None

Mr. El-Khoury has served as the president and chief executive officer of Cypress, and as a member of our Board, since August 2016. From 2012 to August 2016, he was the executive vice president of Cypress’s Programmable Systems Division, managing the company’s standard and programmable microcontroller portfolio, including its Platform PSoC family of devices and its automotive business. Prior to that, from 2010 to 2012, he served as a senior director of Cypress’s automotive business unit. Before joining Cypress, Mr. El- Khoury served in various engineering roles with subsystem supplier Continental Automotive Systems, where he spent time based in the U.S., Germany and Japan. Since September 2017, he has served on the board of directors of the Semiconductor Industry Association, a trade association. Mr. El-Khoury holds a bachelor of science degree in electrical engineering from Lawrence Technological University and a master’s degree in engineering management from Oakland University.

Committees: None

OH CHUL KWON Age: 61 Director Since: 2015 Other Public Directorships: Wonik IPS Co. Ltd. (Korea) Former Public Directorships: SK Hynix Inc. (Korea) Spansion Inc.

Mr. Kwon served as chief executive officer of SK Hynix Inc., a South Korean supplier of dynamic random access memory (DRAM) and flash memory semiconductors, from 2010 to 2013. Mr. Kwon retired from SK Hynix in 2013, but continued to serve as a senior advisor until December 2017. In January 2018, Mr. Kwon became a senior advisor of SK hynix system ic Inc., a wholly owned subsidiary of SK Hynix focusing on the semiconductor foundry business. Mr. Kwon spent almost 30 years at SK Hynix (formerly Hyundai Electronics) in a number of executive roles, including president of Hynix Neumonics Semiconductor, a joint venture between SK Hynix and ST Microelectronics in Wuxi, the People’s Republic of China, from 2009 to 2010, and senior vice president of strategic planning and corporate relations of SK Hynix Semiconductor from 2003 to 2009. In February 2019, Mr. Kwon joined the board of directors of Wonik IPS Co. Ltd., a publicly listed semiconductor equipment manufacturer in Korea. Previously, Mr. Kwon also served on the boards of directors of SK Hynix from 2006 to 2013 and Spansion Inc. from 2014 until 2015, when Spansion merged with Cypress. Mr. Kwon has served as an economic advisor to the Jiangsu Provincial Government of the People’s Republic of China since 2011, and served as chairman of the Korea Semiconductor Industry Association from 2011 to 2013. Mr. Kwon holds a bachelor of arts degree in international economics from Seoul National University, South Korea.

Committees: None

CATHERINE P. LEGO

Age: 63

Director Since: 2017

Other Public Directorships:

Lam Research Corporation IPG Photonics Corporation Guidewire Software, Inc.

Former Public Directorships:

Fairchild Semiconductor International, Inc.

SanDisk Corporation

Ms. Lego is a professional director and advisor to young technology companies. In 1992 she founded Lego Ventures LLC, a consulting services firm and source of start-up capital for early stage technology companies, and served as its principal and owner until it was closed in December 2018. She previously was a partner at two venture capital funds and practiced as a certified public accountant with Coopers & Lybrand (now PricewaterhouseCoopers). Ms. Lego has served on the boards of directors of IPG Photonics Corporation, a producer of high-power fiber lasers, since 2016, where she has been the chair of the compensation committee since 2017 and a member of the audit committee since 2016; Lam Research Corporation, a wafer fabrication equipment company, since 2006, where she has been the chair of the compensation committee since 2015 and a member of the nominating and governance committee since 2014, and was chair of the audit committee from 2009 to 2014; and Guidewire Software, Inc., which offers a software platform for property and casualty insurance carriers, since September 2019, where she is the chair of the audit committee and a member of the nominating and corporate governance committee. Within the past five years, she served on the boards of directors of Fairchild Semiconductor International Inc., a fabricator of power management devices, from 2013 to 2016, where she was a member of the compensation committee and nominating and governance committee, and SanDisk Corporation, a global developer of flash memory storage solutions, from 1989 to 2016, where she was the chair of the audit committee. Ms. Lego received a bachelor of arts degree in economics and biology from Williams College and a master of science degree in accounting from the New York University Stern School of Business.

Committees: Audit (Chair), Nominating & Corporate Governance

CAMILLO MARTINO

Age: 58

Director Since: 2017

Other Public Directorships:

MagnaChip Semiconductor Corporation

Sensera (Australia)

Former Public Directorships:

Silicon Image, Inc. Silicon

Mountain Holdings, Inc. MosChip (India)

Mr. Martino serves as a board member and executive advisor to technology companies, and has been a chief executive officer and C-suite executive of several semiconductor companies. In addition to Cypress, he has served on the boards of directors of MagnaChip Semiconductor Corporation, a semiconductor manufacturing company, since August 2016, where he is chair of the compensation committee and a member of the nominating and corporate governance committee, and Sensera, a sensor and IoT platform company publicly listed on the Australian Stock Exchange, since July 2018. Mr. Martino also serves on the boards of directors of several privately held companies, including Keracel, VVDN Technologies, CyberForza and SAI Technology, Inc., a company for which Mr. Martino also served as chief operating officer from 2008 to 2010. Within the past five years, Mr. Martino served as the chief executive officer and as a director of Silicon Image, Inc., a semiconductor company, from 2010 until the completion of its sale to Lattice Semiconductor Corporation in 2015, and as a director of MosChip, a publicly listed semiconductor/systems/IoT engineering company in India, from April 2017 to May 2019. From 2005 to 2007, Mr. Martino also served as the chief executive officer and as a director of Cornice Inc., a memory supplier for consumer electronics. From 2001 to 2005, Mr. Martino served as the executive vice president and chief operating officer at Zoran Corporation, a global semiconductor company. Prior to that, Mr. Martino held multiple positions with National Semiconductor Corporation, a semiconductor company, for a total of nearly 14 years in four countries. Mr. Martino holds a bachelor of applied science degree from the University of Melbourne and a graduate diploma in digital communications from Monash University in Australia.

Committees: Audit, Compensation (Chair)

JEFFREY J. OWENS Age: 65 Director Since: 2017 Other Public Directorships: Rogers Corporation Former Public Directorships: None

Mr. Owens retired from his role as chief technology officer (CTO) and executive vice president at Delphi Automotive in 2017, having served in that position since 2012, where he was instrumental in transforming the company into a provider of software, electronics, and advanced safety and electrical architectures to the world’s largest automotive manufacturers. Prior to his CTO role, during his over 40-year career at Delphi he was president of Delphi’s $3 billion electronics and safety division from 2001 to 2012, and also president of Delphi Asia Pacific. Since August 2017, he has served on the board of directors of Rogers Corporation, a specialty engineered materials company, where he is a member of the audit committee (from August 2017 to present) and the compensation and organization committee (from October 2019 to present) and previously was a member of the nominating and governance committee (from August 2017 to October 2019). Since 2008, Mr. Owens has served on the board of trustees at Kettering University, including as chairman from 2015 to 2017. Mr. Owens holds a bachelor of science degree in mechanical engineering / electrical engineering from Kettering University and a master of business administration degree from Ball State University.

Committees: Audit, Compensation

JEANNINE SARGENT Age: 56 Director Since: 2017 Other Public Directorships: Fortive Corporation Former Public Directorships: None

Ms. Sargent is a professional director. In addition to Cypress, she serves on the board of directors of Fortive Corporation, a diversified industrial conglomerate listed on the New York Stock Exchange whose board she joined in February 2019, where she has been a member of the audit committee since February 2019 (including as its chair since January 2020), a member of the compensation committee since January 2020, and a member of the nominating and governance committee since January 2020. Ms. Sargent also serves on the board of directors of a private company, Proterra Inc., an automotive and energy storage provider, whose board she joined in 2018, where she is a member of the audit committee and the nominating and governance committee. Ms. Sargent has been the operating partner of, and a senior advisor to, Katalyst Ventures, an early-stage venture fund, since 2018. Within the past five years, Ms. Sargent has served as president of innovation and new ventures at Flex, a leading global design, engineering, and manufacturing company, from 2012 to 2017, and as a director of VUV Analytics, Inc., a vacuum UV spectroscopy private company, from late 2014 to early 2020. Prior to Flex, she served as chief executive officer of Oerlikon Solar, a thin-film silicon solar photovoltaic module manufacturer, from 2007 to 2010; as executive vice president and general manager of Veeco Instruments, a semiconductor process equipment company, from 2004 to 2007; and as chief executive officer of Voyan Technology, an embedded systems software provider to the communications and semiconductor industries, from 1997 to 2003. She currently serves on several investment and advisory boards and is on the board of trustees at Northeastern University. She holds a bachelor of science degree in chemical engineering from Northeastern University and certificates from the executive development programs at the MIT Sloan School of Management, Harvard University, and Stanford University.

Committees: Compensation, Nominating & Corporate Governance

MICHAEL S. WISHART Age: 65 Director Since: 2015 Other Public Directorships: None Former Public Directorships: Spansion Inc., Brooktree Corporation

Mr. Wishart has been the chief executive officer of Efabless Corporation, an early-stage company for community-based design of semiconductors, since 2015. Mr. Wishart co-founded Efabless in 2014 and has served on its board of directors since then. Mr. Wishart previously served as a managing director and advisory director of Goldman, Sachs & Co. from 1999 until he retired in June 2011. From 1991 to 1999, he served as a managing director, including as head of the global technology investment banking group, for Lehman Brothers. From 1978 to 1980 and from 1982 to 1991 he held various positions in the investment banking division at Smith Barney, Harris Upham & Co. He served on the board of directors of Spansion Inc. from 2013 until 2015, when it merged with Cypress, and currently serves on the board of OneD Material, a private company engaged in the technology transfer and licensing of proprietary silicon-graphite anode material to improve the performance of lithium ion batteries. In addition, Mr. Wishart has been a venture partner at Tyche Partners, a venture capital firm focused on hardware- related companies, since 2015. Mr. Wishart holds a bachelor of science degree from St. Lawrence University and a master of business administration degree from the Stanford Graduate School of Business.

Committees: Nominating & Corporate Governance (Chair), Compensation

EXECUTIVE OFFICERS

Information about our current (as of April 1, 2020) executive officers appears in Item 1 of the Original Filing of our 2019 Form 10-K.

All of our executive officers are expected to resign from their executive officer positions upon the Closing of the Merger with Infineon, as required by the Merger Agreement. Some of them may continue as employees of, or consultants to, the surviving corporation.

DELINQUENT SECTION 16(a) REPORTS

None.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics (our “Code of Ethics”), which applies to all of our directors, officers and employees. We have made the Code of Ethics available, free of charge, on our website at www.cypress.com. The Code of Ethics may be found as follows: from the web address listed above, first click on “About Cypress,” then on “Investors,” and then “Corporate Governance.” The Code of Ethics appears on that page as the “Code of Business Conduct.” By referring to our website, we do not incorporate such website or its contents into this Annual Report.

Our Code of Ethics applies to our directors and employees, including our chief executive officer, chief financial officer, principal accounting officer and controller, and to contractors of the Company. The Code of Ethics sets forth the fundamental principles and key policies and procedures that govern the conduct of our business. Our employees receive training on the Code of Ethics. We intend to disclose any amendment to, or waiver from, the Code of Ethics for our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, to the extent disclosure is required by applicable rules of the SEC and the NASDAQ Stock Market LLC (“Nasdaq”) by posting such information on our website, on the same page as our Code of Ethics as specified above.

A copy of the Code of Ethics is available to any stockholder upon written request to: Corporate Secretary, Cypress Semiconductor Corporation, 198 Champion Court, San Jose, California 95134.

AUDIT COMMITTEE

The Company has a separately-designated audit committee established in accordance with Section 3(a)(58)(A) and Section 10A(m) of the Exchange Act. This audit committee (the “Audit Committee”) consists of Ms. Lego (chair) and Messrs. Albrecht, Martino, and Owens. The Board has determined that each member of the Audit Committee is an independent director within the meaning of applicable SEC rules and the Nasdaq listing standards. The Board has also determined that Ms. Lego and Mr. Albrecht qualify as audit committee financial experts within the meaning of SEC rules and satisfy the financial sophistication requirements of the Nasdaq listing standards.

ITEM 11.	Executive Compensation

DIRECTOR COMPENSATION

In November 2019, the Compensation Committee surveyed director compensation arrangements at our peer group companies with the assistance of its independent compensation consultant, Compensia, and resolved to keep our non-employee director compensation program unchanged for another year.

The non-employee members of our Board receive cash and equity compensation, as described below.

Non-Employee Director Cash Compensation

Our non-employee directors are paid an annual fee for serving on the Board, plus additional fees based on their committee service. Cash fees for our non-employee directors have remained unchanged since mid-2018. The table below shows the annualized cash compensation payable to our non-employee directors:

Position	Annualized Cash Retainer
Non-employee director	$50,000
Board chairman	$65,000
Audit Committee chairman	$25,000
Audit Committee member	$15,000
Compensation Committee chairman	$20,000
Compensation Committee member	$10,000
Nominating and Corporate Governance Committee chairman	$10,000
Nominating and Corporate Governance Committee member	$5,000

All retainers are paid in quarterly installments, in arrears, and are generally pro-rated for partial period service in a position. In addition to the retainers described above, non-employee directors are reimbursed for travel and other reasonable out-of-pocket expenses related to attendance at Board and committee meetings, business events on behalf of Cypress, and seminars and programs on subjects related to their responsibilities.

The Board periodically establishes an ad hoc pricing committee (the “Pricing Committee”) to oversee the pricing and management of the Company’s debt structure. Members of the Pricing Committee do not receive any additional compensation for their service on such committee.

Non-Employee Director Equity Compensation

Upon initial appointment or election to the Board, each non-employee director is granted an equity award of restricted stock units (“RSUs”) under Cypress’s 2013 Stock Plan (the “2013 Plan”) with a grant-date value of approximately $200,000, which is scheduled to vest annually over three years. Non-employee directors who are elected at Cypress’s annual stockholders meeting also receive an award of RSUs with a grant-date value of approximately $200,000, which is scheduled to vest the day before the next annual stockholders meeting (which we refer to as the “annual equity grant”). The number of units granted is determined by dividing such values by the closing market price of our common stock on the date of grant. The value of the annual equity grant has remained unchanged since 2015. Any new director appointed by the Board between annual stockholders meetings will receive the annual equity grant, but with a value that is pro-rated for the number of months the director serves until the next annual stockholders meeting (and based on the assumption that the next annual stockholders meeting will be held in May, unless another date has been selected). Under the 2013 Plan, non-employee directors may not be granted, in any fiscal year, equity awards with a grant date fair value (determined in accordance with either GAAP or IASB principles) of more than $500,000 (or $750,000 in connection with a director’s initial appointment or election to the Board).

Stock Ownership Requirements

Our directors and executive officers have historically maintained strong stock ownership to align their interests with stockholder interests, and our stock ownership requirements are consistent with industry best practices. The table below summarizes the stock ownership policy and status among our directors and Named Executive Officers (defined below) as of April 1, 2020 (and based on our April 1, 2020 closing stock price of $23.40 per share).

	Stock Ownership Requirement	Shares Actually Held
Chief Executive Officer	6x base compensation	21x base compensation
All Other Named Executive Officers	4x base compensation	12x – 19x base compensation
All Non-Employee Directors	5x annual cash retainer(1)	12x – 70x annual cash retainer

(1)	The annual cash retainer for non-employee directors is $50,000.

Unvested RSUs do not count toward the stock ownership requirement; neither do unexercised stock options, even if vested and “in the money.” Executive officers have three years from their designation as named executive officers to meet the stock ownership requirement; if the requirement is not met after three years, then the executive officer must hold all future shares that vest (net of taxes) until the stock ownership requirement is met. Non-employee directors are required to meet the requirement within five years of their initial election or appointment to the Board.

As a result of the above requirements, we expect that our directors and Named Executive Officers will continue to hold a substantial amount of their Cypress compensation in shares of Cypress common stock and maintain alignment with stockholder interests. As of April 1, 2020, all of our Named Executive Officers and directors are in compliance with our stock ownership requirements.

Non-Employee Director Compensation Table—2019

The following table presents compensation information for our non-employee directors for fiscal year 2019.

Director	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards(2) ($)	All Other Compensation ($)	Total ($)
W. Steve Albrecht	140,907	195,065	—	—	335,972
Oh Chul Kwon	50,000	195,065	—	—	245,065
Catherine P. Lego	74,093	195,065	—	—	269,158
Camillo Martino	85,000	195,065	—	—	280,065
J. Daniel McCranie (3)	25,000	—	—	—	25,000
Jeffrey J. Owens	75,000	195,065	—	—	270,065
Jeannine P. Sargent	65,000	195,065	—	—	260,065
Michael S. Wishart	70,000	195,065	—	—	265,065

(1)	The value reported in the “Stock Awards” column represents the aggregate grant date fair value of awards granted in fiscal year 2019, as determined pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718 Compensation—Stock Compensation (“FASB ASC 718”). On May 3, 2019 at our 2019 annual meeting of stockholders (the “2019 Annual Meeting”), each person listed in this table was re-elected to the Board other than Mr. McCranie, who had decided not to stand for re-election. Accordingly, on that date each person listed above other than Mr. McCranie was automatically granted an award under our 2013 Stock Plan. Each of these awards consisted of 11,383 RSUs with an aggregate grant date fair value of $195,065 per award (or $17.14 per unit). Each of these awards is scheduled to cliff vest in full on the day before the 2020 annual meeting of stockholders (the “2020 Annual Meeting”). The grant date fair value of each of these RSU awards calculated under FASB ASC 718 is lower than the $200,000 target value described in the section “Non-Employee Director Equity Compensation,” above, primarily because RSUs do not have dividend rights. For information on the assumptions used in our grant date fair value computations, refer to Note 11— “Employee Stock Plans and Stock-Based Compensation” in the Notes to Consolidated Financial Statements in the Original Filing of our 2019 Form 10-K. The number of outstanding unvested RSUs held at the end of fiscal year 2019 by each person listed in the table above was as follows:

●	Mr. Albrecht: 11,383 RSUs	●	Mr. McCranie: none
●	Mr. Kwon: 11,383 RSUs	●	Mr. Owens: 16,087 RSUs
●	Ms. Lego: 16,245 RSUs	●	Ms. Sargent: 15,653 RSUs
●	Mr. Martino: 16,332 RSUs	●	Mr. Wishart: 11,383 RSUs

Pursuant to our Merger Agreement with Infineon, any RSUs held by directors as of immediately prior to the Closing will be cancelled and converted into the right to receive $23.85 in cash per RSU (which is equivalent to the Merger consideration of $23.85 per share).

(2)	No stock option awards were granted to our directors in fiscal year 2019. At the end of fiscal 2019, Mr. Wishart held 34,398 Cypress stock options, all of which were originally granted as Spansion, Inc. (“Spansion”) awards prior to our merger with Spansion and were then assumed by Cypress and converted into options over Cypress stock pursuant to the merger agreement between Cypress and Spansion. Such options are fully vested. At the end of fiscal 2019, no other person listed in the table above held any Cypress stock options. Pursuant to the Infineon Merger Agreement, any employee or director stock option that is outstanding and unexercised immediately prior to the Closing will be cancelled and converted into the right to receive a cash payment equal to the product of (i) the number of shares of Cypress common stock subject to that option multiplied by (ii) the amount, if any, by which $23.85 exceeds the per share exercise price of the option.

(3)	Mr. McCranie did not stand for re-election at the 2019 Annual Meeting and, accordingly, his Board service ended on the date of the 2019 Annual Meeting, May 3, 2019. Although he served for only part of the second quarter, he received a full quarterly retainer payment of $12,500 for the fiscal quarter ended June 30, 2019.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) describes Cypress’s executive compensation philosophy, objectives, and programs, as well as the material compensation-related actions taken in fiscal year 2019 or to date in 2020 for the executive officers named below. As required by SEC rules, these are our “Named Executive Officers” (or “NEOs”):

Name	Title
Hassane El-Khoury	President and Chief Executive Officer
Thad Trent	Chief Financial Officer and Executive Vice President, Finance and Administration
Sam Geha	Executive Vice President, Memory Products Division
Sudhir Gopalswamy	Executive Vice President, Microcontroller & Connectivity Division
Pamela L. Tondreau	Executive Vice President, Chief Legal & Human Resources Officer

In this CD&A, the terms “we,” “our,” and “us” refer to Cypress and its management and sometimes, as applicable, the Compensation Committee of Cypress’s Board of Directors (the “Committee” or the “Compensation Committee”).

OVERVIEW

2019 Business Highlights

Fiscal year 2019 was a year of execution on our Cypress 3.0 initiatives, including the following accomplishments:

●	We generated GAAP revenue of $2.21 billion;

●	Revenue from our Microcontroller and Connectivity Division (MCD) increased 0.2% year-over-year in a challenging environment;

●	We earned record automotive revenue of $829.4 million, representing 38% of our total fiscal year 2019 revenue and demonstrating sustained growth in this strategic end-market;

●	We generated record GAAP net cash provided by operating activities of $478.9 million and record free cash flow of $438.2 million;[1]

●	Customer design win activity was up 15% year-over-year;

●	We invested in multiple new product cycles such as Wi-Fi 6, PSoC® 6, Traveo® II, Semper®, Excelon™, and USB-C;

●	We closed a joint-venture transaction with SK hynix systems ic Inc. to exit the more commoditized NAND flash market; and

●	We signed a definitive agreement providing for Infineon to acquire Cypress for $23.85 per share in cash, corresponding to an enterprise value of approximately $10 billion.

Furthermore, our net burn rate for fiscal year 2019 was 1.71%. We calculated this “net burn rate” by dividing our net equity awards granted in 2019 (i.e., shares subject to new equity awards (at target) in 2019, plus any performance-based shares vesting above target in 2019, less shares subject to award forfeitures occurring in 2019) by our weighted average diluted shares outstanding for 2019. This calculation may differ from similarly named metrics used by others.

2019 CEO Compensation Highlights

In early 2019, the Compensation Committee, with assistance from its independent compensation consultant, reviewed the compensation of our chief executive officer (“CEO”) against market levels (as sourced from 2018 public filings of companies in the compensation peer group described below (which we refer to as “market peers”)) and based on the factors described in this CD&A made several adjustments, which can be summarized as follows:

●	The Committee increased Mr. El-Khoury’s base salary by 7% (from $700,000 to $750,000), which moved him from the 20th percentile to the 40th percentile among market peers;

●	The Committee increased Mr. El-Khoury’s target bonus opportunity from 140% to 150% of base salary, which moved him from the 35th percentile to the 50th percentile among market peers;

●	Overall, Mr. El-Khoury’s target total cash compensation (including base salary and target bonus) increased from $1.7 million to $1.9 million, shifting him from the 25th percentile to the 40th percentile among market peers;

1.	Free cash flow is a non-GAAP financial measure calculated as GAAP net cash provided by (used in) operating activities, less acquisition of property, plant and equipment, net (i.e., acquisition of property, plant and equipment less proceeds received from disposition of property, plant and equipment). Other non-GAAP financial measures appear in this CD&A. Each of our other non-GAAP financial measures is adjusted from the most directly comparable GAAP financial measure to exclude certain items as described in the appendix to this Amendment (the “Appendix”). Our non-GAAP financial measures may be calculated differently than similarly-named non-GAAP financial measures presented by other companies. Our presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for information prepared and presented in accordance with generally accepted accounting principles (“GAAP”). Our presentation of non-GAAP financial measures supplements and should be viewed in conjunction with our GAAP financial measures. There are limitations to the use non-GAAP financial measures. Explanations of our non-GAAP financial measures, descriptions of such limitations, and reconciliations of the non-GAAP financial measures above to the GAAP financial measures the Company considers most comparable are included in the Appendix.

●	The approved grant-date value[2] of Mr. El-Khoury’s long-term incentive awards (at target) for 2019 increased slightly from $5.2 million to $5.4 million, moving him from the 50th percentile to the 60th percentile among market peers. (These amounts are prior to application of the one-time Special 2019 Increase described below);

●	Mr. El-Khoury’s resulting total direct compensation (salary, target bonus, and equity grant-date value2) increased from $6.9 million to $7.3 million, or from the 45th percentile to the 60th percentile among market peers (again prior to application of the one-time Special 2019 Increase described below).

The performance-based equity award granted in 2019 was a three-year award with three annual vesting opportunities (an “annual allocation”). By contrast the 2018 performance-based equity grant had been a three-year award with only two vesting opportunities (at the end of years one and three, a “bi-modal allocation”). For 2019, in order to smooth the transition from the bi-modal allocation to the annual allocation, the Committee approved a special one-time adjustment for the CEO and the other Named Executive Officers, increasing each executive’s 2019 equity award grant-date value2 by 21.2% compared to the levels that otherwise would have been approved (the “Special 2019 Increase”), as described in more detail in this CD&A.

After application of the one-time Special 2019 Increase, the grant-date value2 of Mr. El-Khoury’s long-term incentive awards (at target) granted in 2019 was $6.5 million and his total direct compensation for 2019 was $8.4 million, placing him at approximately the 90th percentile and 85th percentile, respectively, among market peers. The Special 2019 Increase was not repeated in 2020; the grant-date value of the long-term incentive awards approved in February 2020 was equal to what the grant-date value of the February 2019 awards would have been excluding the Special 2019 Increase.

Although the CEO’s total direct compensation approved in 2019 was above the market median, the Compensation Committee maintained a heavier weighting toward performance-based awards—approving an equity mix for the CEO of 35% service-based (RSU) and 65% performance-based stock unit (“PSU”) awards (measured at target)—in order to tie a significant portion of his compensation to long-term stockholder value creation.

Effect of Pending Merger on 2019 Compensation Payouts

On June 3, 2019, we signed the Merger Agreement to be acquired by Infineon for consideration of $23.85 per common share in cash. Upon the Closing of the Merger, Cypress will become a wholly-owned subsidiary of Infineon. As of the filing of this Amendment, the Merger is still pending and the Closing is scheduled for April 16, 2020, subject to the satisfaction of customary closing conditions.

The Merger announcement was well received by our stockholders. The Merger premium of 55% over the unaffected price of our stock (i.e., the market price before rumors of the transaction began circulating) represented the fourth largest semiconductor company acquisition premium since 2014, as illustrated in the chart below. And Cypress’s stockholders approved the Merger by an overwhelming majority. At our August 27, 2019 special meeting of stockholders, 99.85% of the votes cast (representing over 71% of outstanding shares) were in favor of the Merger, compared to only 0.14% opposed.

2.	For purposes of these compensation highlights, the “grant-date value” of Cypress equity awards means the target value approved by the Compensation Committee. The specific number of units granted was determined by dividing such approved value by the closing price per share of our stock on the grant date. This grant-date value approved by the Compensation Committee will differ from the grant date fair value of the award as calculated for accounting purposes under FASB ASC 718.

Fourth Highest Semiconductor Acquisition Premium since 2014

Transaction Premia in Public Semiconductor Company Deals with Over $1 Billion Enterprise Value since 2014

*	Cypress premium is based on the Merger consideration of $23.85 per share compared to Cypress’s unaffected closing stock price of $15.40 on May 28, 2019.

Source: Company Filings, Capital IQ, Morgan Stanley Database, Dealpoint

The pending Merger had important effects on our outstanding equity-based awards and how we chose to pay out incentive-plan awards previously granted to our executive officers that related to fiscal 2019 performance periods, as described below.

The Merger Agreement negotiated between Infineon and Cypress treats all employees’ equity awards under the same set of rules; no distinctions are made beween executives and employees. In general, these rules provide as follows:

●	Service-Based RSUs – Immediately prior to the Merger Closing, any outstanding service based RSUs that were granted prior to the June 3, 2019 Merger Agreement will be accelerated as to 50% of each outstanding vesting tranche (with the accelerated portion paid out at $23.85 per unit). The remaining 50% of such RSUs (along with all outstanding RSUs granted after June 3, 2019) will convert at Closing into cash-based awards that entitle the holder to $23.85 per unit, subject to continued employment through the predecessor RSU’s originally scheduled vesting date.

●	Performance-Based PSUs – Performance-based PSUs will not accelerate at Closing but instead will convert into cash-based awards as described above at the PSU’s maximum achievement level.[3] So, for example, a PSU covering 100 shares at target, which by its terms could vest up to 200% based on performance, will convert into 200 cash-based units entitling the holder to $23.85 per unit, subject to continued employment through the predecessor PSU’s originally scheduled vesting date but no longer subject to any performance-based vesting conditions.

3.	In the case of the 2019 LTI award (as explained in detail in this CD&A), conversion is not necessarily at the maximum level but depends on Cypress’s TSR from the start of fiscal 2019 to the Closing, based on the acquisition price per share, relative to the TSR of other companies in the S&P Semiconductors Select Industry Index, according to a formula in the award agreement. Based on prevailing market prices as of April 1, 2020, such formula is expected to result in conversion of the 2019 LTI award at the maximum level.

The Merger Agreement further provides so-called “double-trigger” termination protection for the cash-based awards in that any unvested cash-based awards will accelerate in full if, after the Closing, the holder’s employment is (a) terminated by the Company for any reason other than for “cause” or (b) terminated by the holder for “good reason” (as such terms are defined in the Merger Agreement).

As a result of the above rules, our executives’ PSUs were expected to convert into cash-based awards at the maximum level in the Merger and, for executives whose employment would not continue with Infineon, to accelerate in full upon their post-closing terminations.

Such accelerations, however, create tax risk for the continuing company in that, under Section 280G of the Internal Revenue Code of 1986, as amended (the “Tax Code”), the corporation is denied an income tax deduction for any “excess parachute payments” to executives in connection with a merger. The full definitions are complex and technical, but in general if an executive receives any compensatory payment that is contingent upon a change-in-control and that, when aggregated with other such contingent payments, exceeds three times the executive’s average annual income from the Company over the prior five calendar years or over such lesser period that the executive was employed by the Company (such average, the “Base Amount”), then the executive’s “excess parachute payment” is the portion of such aggregate that exceeds one times the Base Amount.

Excess parachute payments have negative implications both for the Company, which is denied any federal income tax deduction for the payments as mentioned above, and for the executives, who are subject to a 20% federal excise tax under Tax Code Section 4999 in addition to income tax on the excess payments.

The Merger Agreement therefore provided an opportunity for tax planning. The schedules to the agreement provided that if the Merger was expected to close in 2020, the Company could accelerate into December 2019 the vesting or payment of compensation that was scheduled to vest or be paid prior to April 1, 2020 (including by paying in 2019 annual bonuses in respect of 2019 that would ordinarily be paid in 2020). By so doing, the Company would raise the Base Amount and reduce the contingent payments, thereby reducing the likelihood that any remaining portion of the contingent payments would be considered an excess parachute payment. The Merger Agreement also provided that any such accelerated amounts must be subject to clawback or repayment in the event the recipient voluntarily resigns or is terminated for cause prior to the originally scheduled vesting or payment date.

Accordingly, our Board sought expert advice from a specialized Section 280G firm. After receiving a detailed Section 280G analysis from such firm, on December 12, 2019 our Board (a) accelerated into December 2019 the vesting of all equity awards that were otherwise scheduled to vest or be paid to the Named Executive Officers in January or February of 2020 and (b) accelerated into December payment of annual bonuses for 2019 to the Named Executive Officers. The Board approved the PSU acceleration at the maximum achievement levels and the bonus payment at target achievement levels. The PSUs were otherwise expected to vest above target but at less than maximum, and the annual bonus was otherwise expected to be paid below target.

The Board approved these accelerations at levels in excess of what otherwise would have vested or been paid in 2020 for the following reasons:

●	The Board considered the Merger premium to be an outstanding performance result; in the Board’s view the executives had fully earned the payments approved on December 12, 2019 by virtue of the merger process they ran and the result obtained.

●	The Board recognized that achieving certain performance goals was not possible while adhering to the covenants in the June 3, 2019 Merger Agreement. Such covenants limited our executives’ ability to restructure operations in the second half of the year in response to the challenging macro environment.

●	At the time the accelerations were approved, it was unclear how quickly the Merger might close. The Board recognized that if the Merger closed before the originally scheduled vesting dates, then the PSUs would upon Closing convert into cash-based awards at maximum levels and therefore, in such scenario, the Board’s acceleration at maximum would not increase the expected PSU payout; to the contrary, accelerating PSUs at any less than maximum could have been perceived as a “take away” of expected compensation from the executives.

●	The Board recognized that reducing the potential excise tax burden that the executives may bear in connection with payments associated with the Closing of the Merger would benefit the Company by providing the Named Executive Officers with an additional financial incentive to remain with Cypress through the Closing of the Merger.

●	The Board recognized that acceleration of such payments was a benefit under the Merger Agreement that had been negotiated with Infineon and that would not cause any reduction in the Merger consideration to be received by the Company’s stockholders.

Because determination of the accelerated bonus amount was a discretionary decision of the Board, rather than being pursuant to the original incentive plan design, the accelerated bonus amount is reported in the Summary Compensation Table under “Bonus” rather than under “Non-Equity Incentive Plan Compensation.” In connection with the bonus and equity accelerations, each Named Executive Officer entered into a recoupment (or “clawback”) letter agreement with the Company. For more information on the accelerated payments, including the terms of the clawback, see “Executive Compensation Tables—Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards Table—Modifications to Equity Awards and Non-Equity Incentive Plan Awards.”

The Merger Agreement also allowed for equity grants to executives in the first quarter of fiscal 2020 consistent with past practice, provided such awards were not performance based. Accordingly, the equity awards we granted to the Named Executive Officers in early 2020 consisted entirely of service-based RSUs, with each executive’s grant-date value approximately 21% below his or her 2019 award value. For more information on these grants, see “—Material Compensation Actions for 2020,” below.

In the event the Merger does not close, the Compensation Committee will consider how best to implement robust performance-based incentives for the Named Executive Officers in 2020.

Responding to our Stockholders

When determining executive compensation, the Compensation Committee considers the results of the annual advisory “say-on-pay” vote cast by stockholders. At our 2019 Annual Meeting of stockholders, 97% of the votes cast (representing nearly 73% of our outstanding shares) were in favor of our executive compensation program. The Compensation Committee believes this result reflects stockholders’ strong support for our approach to executive compensation.

The Compensation Committee also considered it important to solicit stockholder input to ensure our compensation philosophy and practices remain in sync with stockholder preferences. Accordingly, we maintained a formal stockholder outreach program to solicit feedback on executive compensation and governance. (The program was suspended upon signing the Merger Agreement.) In response to stockholder input and monitoring of best practices:

●	in 2019 we continued our use of total stockholder return (“TSR”) as a performance metric in our long-term incentive equity awards; and

●	in 2019 our short-term incentive cash bonus plan design moved from quarterly payments to a single annual payment for our NEOs.

Cypress’s Compensation Philosophy

Our Compensation Committee’s overarching philosophy is to maintain an executive compensation program that emphasizes pay for performance, drives business growth, and links stockholder value and executive performance. As explained below, the core goals of our executive compensation philosophy are to:

●	Attract, motivate, and retain top talent for positions that are critical to Cypress’s success;

●	Compensate executives at responsible levels; and

●	Emphasize performance-based compensation arrangements under which executives are rewarded for achieving specific short-term and long-term strategic, corporate goals, and enhancing stockholder value.

Attract, Motivate, and Retain Top Talent. We aim to attract, motivate, and retain top talent for the critical positions that will guide our long-term success. We have structured our executive compensation program to motivate our executives to deliver on strategic objectives and to be competitive with compensation paid by companies in the same market for executive talent. Providing competitive compensation is especially important in the Silicon Valley area where we are headquartered. To ensure we remain competitive, our Compensation Committee conducts an annual compensation review to evaluate whether our current levels of cash and equity compensation for each executive are competitive with compensation provided at our peer companies. The Committee then makes adjustments based on merit and other factors.

Compensate Executives at Responsible Levels. Our philosophy is to compensate our executives at competitive but responsible levels, with higher compensation for above-plan performance and lower compensation for below-plan performance. We seek to accomplish this through:

●	base salary and cash incentive opportunity levels that are generally targeted at or below the median for comparable positions among our peer group companies (though actual cash compensation of our NEOs relative to similar positions at peer companies may vary based on each NEO’s skills, experience and other factors);

●	long-term equity grants generally weighted more toward performance-based awards, with single- and multi-year measurement periods, and weighted less toward service-based awards; and

●	standard health and welfare benefits.

See “Determining Compensation Levels” below for a discussion of the general factors we take into account when determining specific compensation levels.

Pay-for-Performance. We use pay-for-performance compensation programs to align executive compensation with our achievements on both a short-term and long-term basis. In normal years, our Named Executive Officers’ target total direct compensation is heavily weighted toward at risk, performance-based cash and equity compensation, including incentive cash bonuses and performance-based stock units (PSUs). The performance targets established under these programs are challenging and set in advance both at the corporate level, through corporate goals, and at an individual level—for cash bonuses—through individual goals. This aligns executive compensation with stockholder interests by tying a significant portion of total direct compensation to achieving performance goals designed to promote Cypress’s financial and operational success over both the short- and long-term. Compensation is designed to be rewarding when the corporate goals are achieved above target and to result in limited or no payout when the goals are not achieved.

However, the Compensation Committee provides oversight (and reserves discretion) to ensure payouts are consistent with the Committee’s assessment of the Company’s performance. The Committee (sitting as part of the full Board) exercised such discretion in the extraordinary circumstances of 2019, when merger bids were received and a merger agreement was negotiated after annual goals had already been established. As described in detail above, the Board appreciated the attractive merger premium negotiated by management, and recognized the necessity of managing the Company for the Merger in the second half of the year in a tough market environment. Accordingly, for 2019, the Board determined to modify performance-based equity awards and to authorize cash bonus payouts that were based in part on the Committee’s assessment of management’s performance in the changed circumstances of the pending Merger rather than according to the pre-established performance goals.

Cypress’s Compensation Processes and Practices

The Role of the Compensation Committee. The Compensation Committee administers all of the Company’s equity-based compensation plans and, under its Board-approved charter, is responsible for the formulation, implementation, review, and modification of the compensation of our directors and “Senior Executives” (i.e., our Named Executive Officers and other executives who report directly to the CEO). In this capacity, the Compensation Committee reviews and approves all compensation paid to our executive officers, including salary, bonus, equity compensation, and other employee benefits. In late 2018, the Committee’s charter was revised to provide that compensation of the CEO will be recommended by the Committee and approved by the full Board (without participation by the CEO). The Compensation Committee consists entirely of independent directors. As mentioned above, the Compensation Committee seeks to ensure that executive cash compensation is market competitive. Target total cash compensation is supplemented by equity awards that are weighted toward performance-based shares. Each executive’s total direct compensation will vary depending on Cypress’s financial performance, the executive’s individual performance and importance to Cypress, and internal fairness considerations among all senior management. Due to our emphasis on performance-based compensation, as Cypress’s performance improves, so does the compensation of our executive officers. However, the Compensation Committee may also use its judgment to apply discretion to adjust payouts of certain compensation programs.

The Role of the Independent Compensation Consultant. The Compensation Committee works directly with an independent compensation consultant to develop compensation strategies and levels for Cypress’s non-employee directors and executive officers and also to assess any risk to the corporation posed by the Company’s executive compensation plan design. In mid-2018, the Chairman of the Compensation Committee initiated an evaluation of our overall executive compensation program and, as part of that effort, in June 2018 the Compensation Committee retained Compensia as its new compensation consultant. The Compensation Committee typically asks representatives of the compensation consultant to attend its regular meetings, including executive sessions. The compensation consultant is instrumental in assisting the Committee with its annual review of each executive officer’s compensation (salary, target bonus opportunity, and equity award levels) as compared to compensation levels for comparable positions at our peer group companies, as well as facilitating the annual selection of those peer companies. The compensation consultant has also assisted the Committee with a compensation review that considers multi-year wealth accumulation and uses both internal and peer data.

Our compensation consultant, Compensia, is independent from Cypress’s management, has not provided any services to Cypress other than to the Compensation Committee, and receives compensation from Cypress only for services provided to the Compensation Committee. The Compensation Committee evaluated Compensia’s independence as required by applicable SEC rules and NASDAQ listing standards and determined that work performed by Compensia does not give rise to any conflicts of interest.

The Role of Management. The CEO makes recommendations to the Committee about the compensation of the other Named Executive Officers based on their achievement of quarterly, annual and multi-year objectives. While the Compensation Committee is solely responsible for approving executive officer compensation, our VP of compensation, our deputy general counsel, our chief legal officer, our CFO, and our CEO all support the work of the Compensation Committee and its compensation consultant. The Compensation Committee meets at least quarterly in executive session without management present.

Peer Group Companies. The Compensation Committee conducts an analysis each year to select a group of peer companies to use for purposes of assessing the competitive market for executive talent. The Committee seeks to select companies that are publicly traded, are headquartered in the United States, compete in the semiconductor industry, are broadly similar to Cypress in their product and service offerings, revenue, size, and market capitalization, and against which Cypress competes for executive talent. Cypress’s compensation consultant provides the Committee with analysis and recommendations regarding peer group selection. In July 2018 and in consultation with the compensation consultant, the Committee made changes to Cypress’s peer group for 2019 to better align the group with Cypress’s revenue and market capitalization, and to account for mergers and acquisitions within our industry. Specifically, the Committee removed Microsemi Corporation (which had been acquired by Microchip Technology) and added Diodes Incorporated, Mellanox Technologies, Ltd. and Xilinx, Inc. The resulting peer group, which was used for purposes of the comparative review that informed the Committee’s compensation decisions made in the first quarter of 2019, is listed below:

2019 Peer Group Companies
Advanced Micro Devices, Inc.	Microchip Technology Inc.
Cirrus Logic, Inc.	ON Semiconductor Corp.
Cree, Inc.	Qorvo, Inc.
Diodes Incorporated	Silicon Laboratories, Inc.
Integrated Device Technology, Inc.	Skyworks Solutions, Inc.
Marvell Technology Group Ltd.	Synaptics Incorporated
Maxim Integrated Products Inc.	Xilinx, Inc.
Mellanox Technologies, Ltd.

As of mid-2018 when this peer group was selected, Cypress ranked at the 49th percentile among these peers in revenue (over the prior twelve months), at the 44th percentile in market capitalization, and at the 50th percentile in number of employees.

Stockholder-Friendly Practices. We believe that stockholder interests are further served by other executive compensation-related policies and practices that we follow, which include:

✓	Our Compensation Committee annually reviews compensation levels and periodically reviews compensation design against the market.

✓	We do not have minimum payment levels for our short-term incentive (cash bonus) plan or for our performance- based equity awards.

✓	We do not provide any material perquisites to our executive officers.

✓	We do not pay taxes on our executives’ behalf through “gross-up” payments or otherwise (other than for a business-related relocation or pursuant to the terms of a broad-based employee program).

✓	Our change-of-control agreements with our executive officers have a “double-trigger” provision (benefits require both a change of control of the Company and termination of employment) rather than a “single-trigger” provision (under which benefits would be triggered automatically upon a change of control). Although our executives do not have any contractual right to single-trigger benefits, our Merger Agreement with Infineon provides for all Cypress employees to receive 50% accelerated vesting of most service-based RSU awards upon the Merger Closing.

✓	We do not reprice “underwater” stock options (stock options where the exercise price is below the then-current market price of our stock) without stockholder approval.

✓	Our executive officers are subject to a stock ownership policy (after an initial-appointment grace period), which requires them to retain a portion of newly vested equity awards until they have satisfied the policy.

✓	We have a clawback policy that allows the Board to recover cash- and equity-based incentive compensation from executives (including each of the Named Executive Officers) in certain circumstances such as if Cypress has to restate its financial results or the executive engages in dishonest conduct.

✓	We prohibit pledging of, and hedging against losses in, Cypress securities by our executives.

✓	Our Compensation Committee retains a compensation consultant for independent advice and objective market data.

✓	Our Compensation Committee oversees our performance-based compensation programs and reserves discretion to ensure payouts are consistent with the Committee’s assessment of the Company’s performance.

✓	We carefully monitor and take into account the dilutive impact of our equity awards.

✓	We seek annual stockholder feedback on our executive compensation program.

Elements of Compensation

The key components of Cypress’s executive compensation program are described below.

Compensation	Objectives	Key Features
Base Salary	Provides a fixed level of compensation to reward demonstrated experience, skills and competencies relative to the market value of the job.	Generally targeted at or below the 50th percentile for comparable positions among Cypress’s peer group (but actual base salary of our NEOs relative to similar positions at peer companies may vary based on each NEO’s skills, experience and other factors). Adjustments are considered annually based on individual performance, level of pay relative to the market, and internal pay fairness.
Short-Term Incentive (Cash Bonus) Plan	Rewards achievement of strategic corporate objectives and individual milestones based on a balanced scorecard.

Bonus opportunities are generally targeted at or below the 50th percentile for comparable positions among Cypress’s peer group.

100% at-risk based on company and individual performance.

Funding is generally based on Cypress meeting revenue and pre-tax profit margin targets, so the plan pays out only in profitable periods.

Long-Term Incentive (Equity Award) Program	Aligns with stockholder interests by giving executives an equity stake in Cypress’s success.	Typically, equity awards make up the greatest portion of an executive’s target total direct compensation opportunity.
● Service-Based Restricted Stock Units (RSUs)	Promote retention and provide a reliable opportunity for wealth creation over time.	Vesting occurs over time as long as the executive remains employed with the Company.
● Performance-Based Stock Units (PSUs)	Align executive and stockholder interests by linking vesting to long-term corporate performance.	Vesting requires both goal achievement and continued employment through scheduled vesting date.
Other Compensation	Ensure the health, welfare, and security of our workforce.	We provide health and welfare plans, and retirement savings plans. Severance benefits for key executives. We do not provide pensions or other material perquisites to our Named Executive Officers.

Determining Compensation Levels

In setting specific salary, target cash bonus, and equity award levels for each Named Executive Officer and our other senior officers, the Compensation Committee considers and assesses, among other factors it may consider relevant:

●	The compensation levels for comparable positions at our peer companies (or with respect to executives whose roles are not semiconductor specific (such as the chief financial officer and the chief legal and human resources officer) a broader range of high-tech industry companies in the Company’s revenue range);

●	Various subjective factors relating to the individual recipient—the executive’s scope of responsibility, prior experience, past performance, advancement potential, impact on results, and compensation level relative to other Cypress executives; and

●	As to long-term incentive equity awards, individual performance, level of pay relative to the market, and internal pay fairness.

The Compensation Committee gives no single factor any specific weight. Each executive’s compensation level, as well as the appropriate mix of equity award types and other compensation elements, ultimately reflects the Compensation Committee’s business judgment in consideration of these factors and stockholder interests.

2019 EXECUTIVE COMPENSATION

2019 Base Salaries

In February 2019, as part of its annual review of executive compensation, the Compensation Committee reviewed the base salaries of all of our Named Executive Officers and approved the increases shown below to remain competitive with peer group salaries and based on the Committee’s assessment of the factors identified under “Determining Compensation Levels” above. The Committee’s recommendation regarding the CEO’s salary was approved by the Board.

Name	Initial Base Salary Rate (Jan–May)	Increase(1)	Adjusted Base Salary Rate (June–Dec)	Actual Base Salary Earned in 2019(2)
Hassane El-Khoury	$700,000	7.1%	$750,000	$726,923
Thad Trent	$435,000	3.5%	$450,000	$443,077
Sam Geha	$350,000	7.1%	$375,000	$363,462
Sudhir Gopalswamy	$354,000	15.8%	$410,000	$384,154
Pamela L. Tondreau	$385,000	2.6%	$395,000	$390,385

(1)	Base salary increases were effective in June 2019.

(2)	These amounts appear in the “Salary” column of the Summary Compensation Table.

2019 Short-Term Incentive Plan (Cash Bonus) Compensation

In January 2019, in keeping with Cypress’s performance-based compensation philosophy, the Compensation Committee approved the Named Executive Officers’ continued participation for 2019 in our short-term incentive cash bonus program, which we call the Cypress Incentive Plan (or “CIP”).

For 2019, the CIP featured a single annual performance measurement period for our Named Executive Officers. This represents a change from 2018, when the CIP featured five performance measurement periods, namely each of our four fiscal quarters and our full fiscal year with targets set at the beginning of the year for all periods. In 2018, a cash bonus could be separately earned for each of the five periods (with the fourth quarter and full year bonuses paid concurrently).

For 2019, the Committee decided to move to a single annual performance period to ensure that quarter-to-quarter seasonality would not skew the aggregate payouts and to mitigate any ultra-short term incentives for earnings management or related issues that can arise in a quarterly plan. The change to a single, annual performance period was made on the advice of the compensation consultant and in response to stockholder feedback.

Most of the Company’s workforce participates in the CIP—executives and employees alike—and, apart from the Named Executive Officers, most employees continued to work under a quarterly bonus structure in 2019. Indeed, the CEO and other Named Executive Officers continued to be assigned quarterly goals (subject to Committee oversight) which cascaded down through their respective organizations. However, under the new 2019 CIP design for the Named Executive Officers, the Company funding percentage and individual goal achievement percentages that determine year-end bonuses are designed to be measured based solely on Company performance and individual performance, respectively, against annual goals.

Under the CIP, as applicable to each Named Executive Officer, the cash bonus payout for the year is determined by multiplying the executive’s target bonus for the year by a Company funding factor (the “Funding Percentage”) and by an individual goal achievement factor as shown below:

Cypress Incentive Plan (Cash Bonus) Formula

There is no minimum bonus payment guaranteed under the CIP, and the Compensation Committee has discretion under the plan to increase or decrease (including to $0) the amount of any bonus otherwise payable to a participant based on performance. We believe that Compensation Committee discretion is appropriate to help mitigate the risks associated with the short-term nature of this bonus plan. Each executive’s maximum bonus under the CIP is capped at 250% of his or her target bonus amount.

Target Bonus Amount. The Compensation Committee assigns each Senior Executive a target incentive expressed as a percentage of his or her annualized base salary rate. In January 2019, the Compensation Committee reviewed the target incentive levels of the Named Executive Officers and approved the increases shown below. The Committee’s recommendation regarding the CEO’s target incentive was approved by the Board. Under the CIP, the target bonus amount, in dollars, is determined by applying the target incentive percentage to the base salary rate in effect at year-end. The Compensation Committee determined in its judgment that these target incentive levels were appropriate based on its assessment of the factors identified under “Determining Compensation Levels” above, and in particular to move each executives’ total cash compensation opportunity closer to the 50th percentile among our market peers.

Name	2018 Target Incentive	2019 Target Incentive
Hassane El-Khoury	140%	150%
Thad Trent	70%	85%
Sam Geha	70%	75%
Sudhir Gopalswamy	70%	75%
Pamela L. Tondreau	70%	75%

Funding Percentage. In January 2019, the Compensation Committee decided that the Funding Percentage under the plan would be determined after year-end 2019 within a range of 0% to 200% based on the Company’s attainment of financial goals for 2019 as well as the Committee’s discretionary assessment of the Company’s operational performance. The financial performance measures selected by the Compensation Committee for 2019 were as follows:

●	revenue as determined under GAAP (or “revenue”) adjusted to exclude revenue from the NAND flash-memory business we divested in April 2019 (“revenue ex-NAND”); and

●	non-GAAP pre-tax profit (“Profit Before Tax” or “PBT”) margin calculated before bonus payments (“pre-bonus PBT”).

Revenue and PBT are both key metrics used by our management to measure the performance of the business and are reported by the Company in its quarterly earnings release. The Compensation Committee believed it was appropriate to use revenue as a financial metric to maintain management’s focus on increasing market share. The Compensation Committee chose to use profit as a financial metric to align the plan with stockholder interests and help ensure that revenue growth was not pursued to the detriment of earnings. Non-GAAP pre-tax profit margin is also a metric the Company reports in its earnings materials and is calculated as PBT divided by revenue and otherwise according to the non-GAAP adjustments described in the Appendix (which is the same manner in which this measure is calculated for external reporting purposes in the Company’s quarterly earnings press releases). For purposes of calculating both the revenue measure and the PBT margin measure, the Committee provided for revenue to be determined excluding revenue from NAND flash-memory products because as announced on October 25, 2018 we had agreed to contribute our NAND flash business to a non-consolidated joint venture (which transaction ultimately closed on April 1, 2019) and therefore NAND flash was not part of our annual operating plan for 2019. The Committee provided for profit to be determined on a non-GAAP basis because our non-GAAP adjustments generally relate to matters not included in our annual operating plan and over which management may be considered to have less control. The Committee provided for profit to be determined on a pre-tax basis because the Company’s tax liability is determined by a variety of factors, such as prior year net operating loss carryforwards, the results of audit examinations, and changing tax laws, which are not directly related the operational excellence the Committee was seeking to incentivize. The Committee provided for profit to be determined before payment of the bonus, in order to avoid circularity in the formula inasmuch as the cash bonus plan can be viewed as distributing a share of profit to the workforce. Rather than setting dollar-based targets for PBT, the Committee set relative targets (i.e., relative to revenue) in the form of pre-bonus PBT margin. The Committee believed such relative PBT targets (in conjunction with dollar-based revenue targets) would be more likely to remain relevant, challenging, and motivating for our workforce regardless of the macro-economic revenue environment.

Using those metrics, in January 2019 the Compensation Committee approved a funding formula (in the form of a two dimensional matrix), while retaining the right to make upward or downward adjustments to the formulaic result to ensure funding is consistent with the Committee’s discretionary assessment of the Company’s operating performance. The annual funding matrix set a revenue ex-NAND target of $2.4 billion for 2019, representing 3.5% growth over the Company’s 2018 revenue ex-NAND result, and a pre-bonus PBT margin target of 22.3%, down slightly from the Company’s pre-bonus PBT margin of 23.6% for 2018, which included the profit contribution of the NAND business. These target levels corresponded to the Company’s Board-approved annual operating plan for 2019.

In prior years, the funding formula had additionally provided for zero bonus if revenues came in below a specified threshold level (e.g., 7% or more below target); however, such threshold was eliminated for 2019 because the Committee did not want to eliminate employee CIP bonuses entirely (and the formula approved for the Named Executive Officers was intended to apply to rank and file employees in the CIP as well, after adjusting from annual to quarterly levels). Rather than imposing a revenue threshold, the Committee required that sufficient PBT margin be achieved, at any given revenue level, before funding would be available. This approach was designed to reward executives (and employees) for keeping the Company profitable while ensuring that bonus payments would not erode non-GAAP operating margins below acceptable levels or divert cash needed for debt principal payments, dividends, taxes, and capital expenditures.

Individual Goal Achievement Percentage. The final element of the 2019 CIP was the achievement of individual goals (also called performance “milestones”), measured on an annual basis. The individual milestones were approved in advance. The milestones varied by individual and were a mix of short- and long-term goals that focused on factors critical to the success of Cypress, including financial goals (revenue, gross margin, operating margin, free cash flow, etc.) and operational goals (relating to our internet of things (or “IoT”) initiatives, our customer experience initiative, our innovation initiative, employee engagement, and product quality improvements, among many other individual goals. The milestones were scored on a scale of 0% to 100%, with each milestone weighted by a specific point value based on its importance to Cypress and/or its level of difficulty. Specific scoring parameters to be used to determine whether the milestone had been achieved were also identified in advance in writing.

2019 Cash Bonus Payouts. On December 12, 2019, for the reasons explained in the section “Effect of Pending Merger on 2019 Compensation Payouts,” above, our Board of Directors approved accelerated payment of 2019 CIP bonuses at each individual’s target level. The payments were made on December 20, 2019 as shown below. Because the acceleration was discretionary rather than pursuant to the terms of the incentive plan, the final bonus amounts are reported in the Summary Compensation Table under “Bonus” rather than under “Non-Equity Incentive Plan Compensation.”

Name	Base Salary Rate	Target Incentive	Target Bonus	Final Bonus(1)
Hassane El-Khoury	$750,000	150%	$1,125,000	$1,125,000
Thad Trent	$450,000	85%	$382,500	$382,500
Sam Geha	$375,000	75%	$281,250	$281,250
Sudhir Gopalswamy	$410,000	75%	$307,500	$307,500
Pamela L. Tondreau	$395,000	75%	$296,250	$296,250

(1)	Each Named Executive Officer’s final bonus payment appears in the “Bonus” column of the Summary Compensation Table.

Long-Term Incentive (Equity Award) Compensation

2019 Long-Term Incentive Program

In February 2019, the Compensation Committee approved equity award grants to the Named Executive Officers as part of our Long-Term Incentive (or “LTI”) program for 2019. The Committee’s recommendations regarding the CEO’s grants were approved by the Board. The awards were granted under the Company’s 2013 Stock Plan. At the same time, the Committee set the performance goals (or “milestones”) under which our executives would be eligible to earn their shares. Each executive received two awards: a performance-based PSU award and a service-based RSU award. The Committee weighted the grants toward performance-based awards in keeping with our pay-for-performance philosophy.

●	For the CEO, approximately 65% of the total units granted (at target) were allocated to the performance-based award and approximately 35% of the total units granted were allocated to the service-based award.

●	For our other Named Executive Officers, the ratio was approximately 55% performance-based to 45% service-based.

The service-based RSUs were scheduled to vest, according to their terms, in three annual installments on each of the first three anniversaries of the date of grant, subject to continued employment with the Company through each scheduled vesting date.

The performance-based PSUs were eligible to vest, according to their terms, only if and to the extent that performance goals (which are also called performance “milestones”) established by the Compensation Committee are satisfied. For each milestone, the Committee established a payout scale to translate performance levels into vesting results. Exact achievement of the performance goal generally translates into earning 100% of the target number of shares, with lesser earnings provided for lesser performance and greater earnings provided for greater performance.

For 2019, the performance-based equity structure differed slightly from the past. The 2019 award featured two near-term milestones with longer-term upside opportunities based on the Company’s total stockholder return (TSR) relative to the S&P Semiconductors Select Industry Index (the “S&P Semiconductors Index”). The two near-term performance milestones—non-GAAP operating margin (weighted 60%) and customer experience (weighted 40%)—both related to the fiscal 2019 performance period. Shares subject to the award could be earned up to 150% of target based on achievement on those two milestones in 2019. However, unlike prior years, shares earned for 2019 performance would be divided into three portions that would be scheduled to vest over three years, on the last trading day of February in 2020, 2021, and 2022, respectively. Each of those three vesting tranches would be subject to an additional upside multiplier—ranging from 1.0x to 1.5x—based on Cypress’s relative TSR over the prior one, two, or three years, as applicable. Therefore, the maximum possible vesting would be 225% of target (i.e., the 2019 earned percentage of up to 150% × a TSR multiplier of up to 1.5x).

As described above, the new structure of the 2019 LTI program featured performance vesting opportunities each year for the next three years. This represented a change from the 2018 LTI program which featured bi-modal performance vesting opportunities concentrated after years one and three. In the Compensation Committee’s view, the bi-modal allocation did not provide sufficient retention and had created planning and communication complexities that outweighed its benefits. In order to smooth the transition back to annual performance vesting, each executive’s LTI awards for 2019 were increased by 21.2% compared to the levels that otherwise would have been approved and the CEO’s PSU/RSU mix was changed from 70/30 (the prior year’s grant ratio) to 65/35 (this 2019 grant ratio). When the Committee approved the Special 2019 Increase, the Committee determined that equity award grants in 2020 should be reduced by the same percentage. In that respect the increase was intended to shift equity award value from 2020 grants to 2019 grants, but not to materially affect the aggregate grant value each executive would receive over the two year period 2019-2020.4

The Special 2019 Increase units were allocated among award years one, two, and three and between PSUs and RSUs in a manner that helped smooth out each executive’s year-to-year combined vesting opportunities under the two structures. Notably, the 2018 structure had not provided any performance-vesting opportunity with respect to 2019 performance; therefore the 2019 awards were weighted toward 2019 (i.e., disproportionately scheduled to vest shortly after 2019 (year one) as compared to shortly after 2020 (year two) or 2021 (year three)).

●	For our CEO: the service-based RSUs granted in 2019 were scheduled to vest 50% after year one, and 25% after each of years two and three; while the performance-based PSUs (at target) were scheduled to vest approximately 36% after year one and 32% after each of years two and three.

●	For our other Named Executive Officers: the service-based RSUs granted in 2019 were scheduled to vest approximately 42% after year one, and 29% after each of years two and three; while the performance-based PSUs (at target) were scheduled to vest approximately 40% after year one and 30% after each of years two and three.

Each PSU is subject to both performance-based and service-based vesting requirements to provide additional retention of our executives. This means that, for an executive’s PSUs to vest, the executive must (x) satisfy performance-based requirements and (y) remain continuously employed with the Company through the vesting date specified in the award agreement, which is generally the last trading day of February after completion of the applicable year.

The table below presents the number of shares of our common stock underlying each type of award (at target), showing the year-by-year vesting opportunity allocations.

Vesting Schedule (at Target) of Long-Term Incentive (LTI) Program Equity Awards Granted in 2019

Name	Annual Allocation of Newly Granted Performance-Based Units (PSUs)			Annual Allocation of Newly Granted Service-Based Units (RSUs)			Total LTI Award Units
	2019*	2020*	2021*	2019*	2020*	2021*	Granted
Hassane El-Khoury	98,393	86,102	86,103	73,134	36,567	36,567	416,866
Thad Trent	34,046	24,961	24,962	29,795	20,315	20,315	154,394
Sam Geha	27,235	19,970	19,970	23,836	16,252	16,252	123,515
Sudhir Gopalswamy	32,343	23,714	23,714	28,305	19,299	19,300	146,675
Pamela L. Tondreau	28,087	20,593	20,594	24,581	16,760	16,760	127,375

*	Units allocated to each year were scheduled to vest shortly after the end of such year. For example, PSUs allocated to 2019 were scheduled to vest on February 28, 2020 and RSUs allocated to 2019 were scheduled to vest on February 15, 2020.

4.	Ultimately, when 2020 grants were made, the value of each executive’s LTI award approved in February 2020 was equal to what the value of his or her February 2019 grant would have been excluding the Special 2019 Increase. See “—Material Compensation Actions for 2020,” below.

The performance milestones, performance periods, targets, and payout scales for each performance-based award were as follows:

Performance Milestone (and Weighting)	Performance Period	Target	Payout Scale or Result(1)
Non-GAAP Operating Margin(2) (60% weight)	2019	21%	● achievement ≤ 15%: 0% credited ● achievement = 21%: 100% credited ● achievement ≥ 25%: 150% credited
Customer Experience Plan Achievement (40% weight)	2019	90%	● achievement ≤ 50%: 0% credited ● achievement = 90%: 100% credited ● achievement ≥ 100%: 150% credited
Cypress’s TSR relative to the companies in the S&P Semiconductors Index (TSR multiplier)	One, Two, or Three Years(3)	50th percentile	● 50th percentile or below: 1.0x ● 75th percentile or above: 1.5x

(1)	For achievement between the stated levels, crediting or vesting is determined by linear interpolation.

(2)	This milestone is calculated on a non-GAAP basis using the same non-GAAP adjustments we make for external reporting purposes as described in the Appendix.

(3)	The TSR multiplier provides upside potential to the two 2019 goals (non-GAAP operating margin and customer experience plan achievement, together the “2019 Performance Milestones”). As the award is designed, the Company’s achievement on these two performance goals would be assessed after the end of 2019 and a weighted average crediting score would be determined (from 0% to 150% as shown above). That crediting percentage would apply to all three of the award’s tranches, scheduled to vest shortly after 2019, 2020, and 2021 respectively. The vesting of each tranche would be further subject to the TSR multiplier, as measured over the prior one, two, or three years as applicable. In other words:

●	the TSR performance period for the multiplier to be applied to the first vesting tranche runs from the start of fiscal 2019 to the end of fiscal 2019;

●	the TSR performance period for the multiplier to be applied to the second vesting tranche runs from the start of fiscal 2019 to the end of fiscal 2020; and

●	the TSR performance period for the multiplier to be applied third vesting tranche runs from the start of fiscal 2019 to the end of fiscal 2021.

The maximum vesting of each tranche is 225% of target (calculated as the 2019 Performance Milestones’ weighted average percentage of up to 150% × a TSR multiplier of up to 1.5x).

Each performance milestone is further described below.

●	Non-GAAP Operating Margin. Non-GAAP operating margin is a metric we report in our quarterly earnings release, defined as non-GAAP operating income divided by revenue. This is a key metric used by management to measure the performance of our business. The Compensation Committee chose an income metric as a milestone because remaining profitable and growing income is a critical imperative for our Company. The Committee chose operating income (rather than net income, for example) because operating income more closely relates to the operational variables that executives can control (as compared to net income which additionally reflects tax effects and the performance of our third-party equity investees, for example). The Compensation Committee weighted this metric at 60% in order to emphasize the importance of financial results. The Compensation Committee set the target performance level at 21%, which is approximately equal to the level called for by the Company’s annual financial plan approved by the Board. Rather than setting a dollar- based goal for operating income, the Committee set a relative goal (i.e., operating income relative to revenue) in the form of operating margin. The Committee believed a relative goal would be more likely to remain relevant, challenging, and motivating for our executives regardless of the macro-economic environment.

●	Customer Experience Plan Achievement. One of the Company’s key operational initiatives in 2019 was to focus on improving customer experience as a means of increasing revenue over the long-term. The initiative included 38 specific “voice of the customer” projects (or “tracks”), ranging from developing new ways to solicit customer feedback such as web pages and in-product surveys, designing new dashboards to measure and report progress, and implementing new feedback loops to ensure customer insights are used to inform and improve product design and service delivery. The Compensation Committee recognized the value in making Cypress an easy company with which to do business, both for attracting new customers and selling new products to established customers, and so chose to incentivize management with this milestone. Specifically, the Compensation Committee set a target of completing 34 of the 38 tracks (90%), with the 0% to 150% payout range corresponding to achievement of 19 tracks (i.e., 50% of the 38 tracks) on the low end and all 38 tracks (i.e. 100% of the tracks) on the high end.

●	Relative Total Stockholder Return (TSR) Milestone (an upside multiplier): Total stockholder return (or TSR) means the stock price appreciation generated by an investment in a company’s common stock held for a specified period and is generally calculated as the percentage change in the market price of the stock at the end of the period (plus reinvested dividends) compared to its beginning price. This milestone provides an upside multiplier to the shares otherwise earned based on the above two performance milestones. As per the award’s design, the Company’s achievement of those two performance goals would be assessed after the end of 2019 and a weighted average crediting score for the performance metrics would be determined (from 0% to 150% as shown in the table above). That crediting percentage would apply to all three of the award’s tranches, which were scheduled to vest shortly after 2019 (the “first tranche”), 2020 (the “second tranche”), and 2021 (the “third tranche”), respectively. The vesting of each tranche would be further subject to the TSR multiplier. For this purpose, TSR is measured over the period beginning on the first day of fiscal 2019 (December 31, 2018) and ending on (a) the final day of fiscal 2019, with respect to the first tranche, (b) the final day of fiscal 2020, with respect to the second tranche, and (c) the final day of fiscal 2021 with respect to the third tranche. TSR is calculated assuming reinvestment of dividends at the closing price on the ex-dividend date. Beginning price and ending price are defined as the trailing 20 trading-day average closing price. Cypress’s one-, two-, or three- year TSR (as applicable) is ranked against the TSRs of each of the other companies in the S&P Semiconductors Select Industry Index (the “S&P Semiconductors Index”) over the same period and this milestone’s vesting percentage is based on our percentile rank within that group according to the payout scale shown above. The minimum multiplier is 1.0x, which applies to 50th percentile TSR performance or below, and the maximum multiplier is 1.5x, which applies to 75th percentile TSR performance or above. For achievement between those two levels, the multiplier is determined by linear interpolation. The Compensation Committee chose relative TSR as a milestone to align compensation with stockholder interests and in response to stockholder input. The Compensation Committee designed the award so that the TSR milestone provides upside to the performance milestones (but cannot reduce the shares otherwise earned for performance). In the Committee’s view this design strikes an appropriate balance between rewarding executives for the performance metrics they can more directly control, while providing an extra market-based incentive to more closely align with stockholder interests.

The Compensation Committee intended the performance goals to be challenging but achievable.

The Compensation Committee provided for operating margin to be determined on a non-GAAP basis, consistent with the non-GAAP adjustments we make for external reporting purposes as described in the Appendix. Determining this milestone on a non-GAAP basis is appropriate, in the Committee’s view, because the Company’s non-GAAP adjustments generally relate to matters not included in the Company’s annual financial plan and over which management may be considered to have less control. The Committee further provided for this milestone to be adjusted for certain mergers, acquisitions, or divestitures occurring after the grant date that were not contemplated by the Board-approved annual operating plan. The purpose of all of these adjustments is to mitigate extraordinary events that may occur during the performance period and align payouts with measures that reflect management’s actual performance over the period.

On December 12, 2019, for the reasons explained in the section “Effect of Pending Merger on 2019 Compensation Payouts,” above, our Board of Directors approved accelerated payment of the first tranche of the 2019 LTI award (which was otherwise scheduled to vest on February 28, 2020). The acceleration occurred on December 16, 2019 at the tranche’s maximum vesting level, rather than based on achievement of the performance goals specified in the award agreement.

Shares Allocated to 2019 Performance under our 2017 Multi-Year Performance Accelerated Restricted Stock (PARS) Program

In March 2017, each of the Named Executive Officers received an award of performance-based stock units under our long-term incentive program for 2017, which we called the “PARS” program. The 2017 PARS program is described in detail in the CD&A section of the proxy statement we filed with the SEC on March 29, 2018 under the caption “2017 Multi-Year Performance Accelerated Restricted Stock (PARS) Program.” Those 2017 grants had two milestones with 2019 performance periods and, accordingly, in 2019 our Named Executive Officers had an opportunity to earn that portion of their 2017 PARS awards. Vesting of these 2019 performance units was scheduled for February 28, 2020.

The table below shows the number of shares (at target) underlying each PARS milestone with a 2019 performance period:

Name	2019 Cypress Revenue Growth Relative to Semi Market Growth (over 2016 base year) (shares)	2019 Profit-Before-Tax (PBT) Growth (over 2017 base year) (shares)	Total (shares)
Hassane El-Khoury	31,710	31,710	63,420
Thad Trent	11,499	11,499	22,998
Sam Geha	10,454	10,454	20,908
Sudhir Gopalswamy	10,454	10,454	20,908
Pamela L. Tondreau	9,408	9,408	18,816

The performance milestones, performance periods, targets, and payout scales (as established by the Compensation Committee in March 2017) for each of those PARS components were as follows:

Performance Milestone(1)	Performance Period	Target	Payout Scale(2)
Cypress Revenue Growth relative to Semi Market Growth (each over 2016 base year)	2019	1.2x	● achievement ≤ 0.8x: 0% vest ● achievement = 1.2x: 100% vest ● achievement ≥ 1.6x: 200% vest
Profit-Before-Tax (PBT) Growth (2019 PBT over 2017 PBT)	2019	3% growth	● achievement ≤ 0% growth: 0% vest ● achievement = 3% growth: 100% vest ● achievement ≥ 8% growth: 200% vest

(1)	All milestones are calculated on a non-GAAP basis consistent with the non-GAAP adjustments we make for external reporting purposes as described in the Appendix.

(2)	For achievement between the stated levels, vesting is determined by linear interpolation.

These 2019 performance milestones are described below.

●	2019 Cypress Revenue Growth Relative to Semiconductor Market Growth (over 2016 Base Year): The Compensation Committee chose revenue growth as a milestone because an essential step of the Cypress 3.0 strategy is increasing market share in our key automotive, industrial, and Internet of Things target markets. The Committee selected the year of Mr. El-Khoury’s appointment as CEO (2016) as the base year in order to measure our performance under his leadership. The Committee set the multi-year goal on a relative basis (compared to semiconductor market growth over the same period) because the Committee believed a relative goal would be more likely to remain relevant, challenging, and motivating for our executives regardless of the macro-economic environment in future years. The Committee defined semiconductor market size as the mean of the estimates published by Gartner and WSTS. For both the Company and the market, the Committee provided for revenue growth to be calculated excluding DRAM because we do not compete in that segment. The Committee also provided in the award agreement for results to be adjusted for divestitures, and in May 2019 the Committee confirmed such an adjustment should be made (for both the Company and the market data) to exclude NAND, as a result of the April 1, 2019 contribution of our NAND business to a non-consolidated joint venture controlled by our third-party venture partner.

●	Profit-Before-Tax Growth (2019 over 2017): Profit Before Tax, or PBT, is a key metric used by our management to measure the performance of the business and is reported by the Company in its quarterly earnings releases (where it is called non-GAAP pre-tax profit). The Compensation Committee chose to use profit as a financial metric to align with stockholder interests and help ensure that revenue growth was not pursued to the detriment of earnings. The Committee provided for profit to be determined on a non-GAAP basis because our non-GAAP adjustments generally relate to matters not included in our annual operating plan and over which management may be considered to have less control. The Committee provided for profit to be determined on a pre-tax basis because the company’s tax liability is determined by a variety of factors, such as prior year net operating loss carryforwards, the results of audit examinations, and changing tax laws, which are not directly related the operational excellence the Committee was seeking to incentivize. The Committee provided for the PBT goal to be measured as growth over 2017 because 2017 was the year we announced our Cypress 3.0 strategy (at our 2017 Analyst Day), so this goal can be seen as incentivizing the success of our Cypress 3.0 initiatives.

On December 12, 2019, for the reasons explained in the section “Effect of Pending Merger on 2019 Compensation Payouts,” above, our Board of Directors approved accelerated payment of the 2019 tranches of the 2017 PARS award (which were otherwise scheduled to vest on February 28, 2020). The acceleration occurred on December 16, 2020 at the maximum vesting levels applicable to the 2019 tranches, rather than based on achievement of the performance goals specified in the award agreement.

Other Compensation/Benefits/Perquisites

Non-Qualified Deferred Compensation Plans. Cypress maintains unfunded, non-qualified deferred compensation plans. Each year, these plans allow eligible participants, including our Named Executive Officers, voluntarily to defer receipt of a percentage of up to 75% of their base salary and up to 90% of their cash bonus payments, as the case may be, earned in such year until the date or dates elected by the participants, thereby allowing participating executives to defer taxation on such amounts. There are two non-qualified deferred compensation plans available. Plan I offers a choice of 68 mutual funds in which to invest deferred compensation and, for participants who enrolled prior to December 31, 2015, pays a death benefit equal to two times the participant’s contributions to the plan through such date. Plan II offers a vast array of broker-assisted investment options. In other respects, the two plans are generally identical. All eligible employees have the option to choose one plan in which to participate. We do not make any company-paid contributions to the deferred compensation plans and we do not guarantee returns on the investments. Withdrawals and other distributions are subject to the requirements of Section 409A of the Tax Code. Participant deferrals and investment gains and losses are liabilities of the Company and the underlying assets are subject to the claims of our general creditors. None of our Named Executive Officers contributed to either plan in 2019, but prior contribution balances remain invested. Please refer to “Executive Compensation Tables—Non-Qualified Deferred Compensation Table” for a summary of investment performance in fiscal year 2019.

Other Programs Open to All Employees. The Named Executive Officers are also eligible to participate in the health and welfare programs and other benefit programs that the Company makes available to its employees generally, including the following programs that resulted in Summary Compensation Table entries for 2019:

●	Group Term Life Insurance. The Company provides group term life insurance coverage to all employees, including the Named Executive Officers, with a death benefit equal to three times annual base salary. The value of the premiums paid by the Company for the benefit of each executive appear as “Other Compensation” in the Summary Compensation Table.

●	401(k) Plan. The Company’s 401(k) plan provides for Company-paid matching contributions of up to $2,000 per year (matching 50% of the employee’s contributions up to $4,000). All of our Named Executive Officers received the maximum matching payment in 2019, which appear as “Other Compensation” in the Summary Compensation Table.

●	Health Savings Accounts. Each of the Company’s high-deductible health plans is offered in tandem with a tax-advantaged health savings account (or “HSA”) and provides for Company-paid contributions to participants’ HSAs in an amount equal to half of the participant’s deductible. Messrs. El-Khoury, Trent, and Geha and Ms. Tondreau received Company-paid HSA contributions under this program in 2019, which appear as “Other Compensation” in the Summary Compensation Table.

●	Patent Bonus Program. The Company’s patent bonus program rewards employees who are named as inventors in patents newly issued to the Company. Employee inventors share a $3,000 bonus per patent. Mr. El-Khoury received $333 under this program in 2019 for being one of nine inventors named in a patent newly issued to the Company, which appears as “Bonus” in the Summary Compensation Table.

●	Employee Recognition Program. The Company’s Proactive Problem Solutions (or PROPS) program allows employees to nominate peers for outstanding performance and provides for automatic rewards upon certain milestones. Reward vouchers can be redeemed for merchandise and the program provides a tax gross-up to recipients. In 2019, Ms. Tondreau received an automatic 5-year service reward voucher for $250 (and a corresponding tax gross-up of $213) under this program, which amounts are included in the “All Other Compensation” column of the Summary Compensation Table.

We do not provide other material perquisites to our executive officers.

Severance and Change of Control Severance Arrangements

The Compensation Committee believes that providing our Senior Executives with specified benefits in the event of a termination of employment by Cypress without “cause” (or by the executive for “good reason” in certain circumstances) is consistent with competitive practices. It also helps us retain executives and maintain leadership stability. Furthermore, the Compensation Committee believes that adopting uniform terms, as reflected in the severance arrangements described below, helps to ensure that our executives are treated fairly and consistently, and helps the Company avoid the need to separately negotiate severance in connection with each individual termination of employment.

Accordingly, in 2018 we entered into agreements with our Senior Executives (including each of the Named Executive Officers) to provide severance if their employment terminates in certain circumstances. Mr. El-Khoury’s severance arrangements are set forth in his employment agreement and our other Senior Executives’ arrangements are set forth in separate Change of Control Severance Agreements. We refer to these agreements as our “Severance Arrangements”; they are described in detail in the section of this Amendment captioned “Executive Compensation Tables—Potential Payments Upon Termination or Change of Control.”

As described in that section, among other matters the Severance Arrangements provide an approach for acceleration of outstanding performance-based awards that will apply in the event of a double-trigger termination5 unless the terms of the pertinent performance-based award provide an alternate severance acceleration formula (in which case such alternate formula shall control). In the case of the LTI PSUs granted in 2019, the Committee included an alternate acceleration formula (the “Alternate Acceleration Formula”) in the award letter. As explained above (see “—2019 Long Term Incentive Program”), the 2019 LTI PSUs’ performance goals feature a set of performance milestones applicable to fiscal 2019 only (namely, non-GAAP operating margin and customer experience) with a weighted payout (ranging from 0% to 150%) based on such 2019 milestones that will apply to all three of the award’s annual vesting tranches, and with further multipliers (ranging from 1.0x to 1.5x) that will apply to each of the three annual vesting tranches based on Cypress’s relative TSR percentile over the prior one, two, or three years as applicable. The Committee’s Alternate Acceleration Formula for this award provides that in the event of a double-trigger termination5 (a) the 2019 performance milestones will be deemed to have been met at target (i.e., at 100%) in the case of a change of control5 before the end of fiscal 2019, or at the actual performance level in the case of a change of control5 at or after the end of fiscal 2019, and (b) any TSR performance period in progress will end on the date of the change of control5 and the Company’s relative TSR over such period will be calculated with the Company’s ending price deemed to be the merger consideration per share received by our stockholders, rather than our trailing 20 trading day average closing market price6 and otherwise according to the payout scale in the award agreement. Any as yet outstanding tranche would then accelerate upon the double-trigger termination5 based on target shares multiplied by such 2019 payout percentage and such TSR multiplier. The Committee included the Alternate Acceleration Formula because it wanted any change-of-control acceleration to depend, in part, on the actual merger consideration received by stockholders, in order to incentivize management to negotiate the best possible sale price.

The Severance Arrangements with our Senior Executives have not been amended since 2018. However, the Merger Agreement negotiated with Infineon provides certain additional benefits, including the following:

5.	Or, for Mr. El-Khoury, any termination by the Company without “cause” or by Mr. El-Khoury for “good reason,” as such terms are defined under his Severance Arrangement.

6.	In the case of a qualifying termination of Mr. El-Khoury not in connection with a change in control, the Company’s relative TSR over such period will be calculated for the Company in the same manner as for the other index companies (i.e., with ending price defined as the trailing 20 trading day average closing market price).

●	Single-Trigger Acceleration of 50% of Service-Based RSUs – The Merger Agreement provides that, immediately prior to the Closing, any outstanding service based RSUs that were granted prior to the June 3, 2019 Merger announcement will be accelerated as to 50% of each outstanding vesting tranche (with the accelerated portion paid out based on the Merger consideration of $23.85 per unit). This is in contrast to our prior Severance Arrangements, which do not provide any benefits—commonly called “single-trigger” benefits—that would become payable upon a change of control alone (i.e., without any related termination of the executive’s employment). The Merger Agreement provides that the remaining 50% of such RSUs (along with all outstanding RSUs granted after June 3, 2019) will convert at Closing into cash-based awards that entitle the holder to $23.85 per unit, subject to continued employment through the predecessor RSU’s originally scheduled vesting date.

●	2019 LTI PSU Conversion Level – In the case of the 2019 LTI PSU, the Merger Agreement provides that upon the Closing the 2019 LTI PSUs will convert into cash-based awards, with the number of cash-based units being equal to the number of shares that would accelerate vesting in the event of a double-trigger termination under the Alternate Acceleration Formula described above, except that the 2019 performance goals will be deemed to have been met at the maximum level of 150% (rather than the actual performance level of approximately 121% as would have been the case under our prior Severance Arrangements). Based on prevailing market prices as of April 1, 2020, the formula in the Merger Agreement is expected to result in conversion of the 2019 LTI award at its overall maximum level (of 225% of target) at the Closing. Each cash-based award will entitle the holder to $23.85 per unit, subject to continued employment through the predecessor PSU’s originally scheduled vesting date.

●	Other PSUs’ Conversion Level – The Merger Agreement provides for all other outstanding PSUs at Closing to convert into a number of cash-based units at the predecessor PSUs’ maximum achievement level.

●	Double-Trigger Acceleration of Cash-Based Units – The Merger Agreement further provides so-called “double-trigger” protection that will cause all of the holder’s cash-based awards (received at Closing upon conversion of his or her stock-based RSUs and PSUs, as described above) to accelerate payment if, after the Closing, the holder’s employment is (a) terminated by the Company for any reason other than for “cause” or (b) terminated by the holder for “good reason” (as such terms are defined in the Merger Agreement). In the case of executives with pre-existing Severance Arrangements, the Merger Agreement defines “cause” and “good reason” by reference to the definitions used in the Severance Arrangements. The effect of these provisions is that a Senior Executive who experiences a double-trigger termination after the Closing will receive cash value for his or her PSUs based on their maximum achievement level. This is in contrast to our prior Severance Arrangements, which generally provided for acceleration of PSUs at target level.[7]

The events leading up to the negotiation of the Merger Agreement are described in detail under the caption “The Merger—Background of the Merger” in the Company’s definitive proxy statement soliciting stockholders’ approval of the Merger, which was filed with the SEC on July 16, 2019. The treatment of equity awards in connection with the pending Merger and the benefits that may become payable to each Named Executive Officer if his or her employment terminates in specified circumstances after the Closing are described in detail in that same filing under the caption “The Merger—Interests of Cypress’s Executive Officers and Directors in the Merger.”

In the event the Merger Agreement is terminated before any Closing, the additional severance benefits listed above will cease to apply.

RISK CONSIDERATIONS

Risk Assessment

The Compensation Committee regularly considers the risks associated with Cypress’s compensation policies and practices for employees, including those related to executive compensation programs. As part of the risk assessment, the Compensation Committee reviews Cypress’s compensation programs to avoid certain design features that have the potential to encourage excessive risk-taking.

7.	The only exceptions to this generalization are (a) with respect to the 2019 LTI PSU award, as described above, and (b) with respect to PSUs granted prior to December 3, 2018 to Mr. El-Khoury, of which only the 2018 LTI PSU remains outstanding as of the filing of this Amendment. For such latter category (b), the terms of Mr. El-Khoury’s applicable agreement provide that “all vesting … shall be accelerated in full” in the event of a termination without cause or a resignation for good reason. For purposes of preparing our compensation-related disclosures, we interpret such phrase to provide for acceleration of such PSUs at the maximum level.

Material risk in our compensation program design is mitigated in several ways, including:

●	we have an appropriate mix of pay elements, with compensation well-balanced between fixed and variable elements, and short-term and long-term incentives;

●	base salaries are intended to constitute a sufficient component of total compensation to discourage undue risk taking in order to meet incentive goals;

●	incentive plans are designed with goals that are intended to result in long-term value to our stockholders;

●	financial and earnings goals and opportunities in our incentive programs are at levels intended to be attainable without the need to take inappropriate risks;

●	bonus and incentive opportunities are capped so that the upside potential is not so large as to encourage undue risk taking;

●	many of our equity incentives vest or are earned over a multi-year period, which requires the executive to bear the economic risk of the award over the vesting or performance period;

●	our incentive plans define a range of performance over which payouts may be earned, including at levels below target achievement, rather than an “all-or-nothing” approach;

●	we generally use different performance measures in different incentive programs, which provides balance and reduces the potential for taking undue risks to meet a single goal;

●	the stock components of our long-term incentive program, combined with our stock ownership guidelines, align the interests of our executives with long-term preservation and appreciation of stockholder value;

●	we prohibit pledging of, and hedging against losses in, Cypress securities by our executives;

●	incentive payments and awards are subject to clawback in the event of a material restatement of our financial results;

●	our Compensation Committee retains a compensation consultant for independent advice and objective market data; and

●	the Compensation Committee considers information from peer companies in evaluating compensation levels (annual review) and incentive plan designs (periodic review), thereby avoiding unusually high pay opportunities and unusual pay structures relative to the Company’s peers.

The Compensation Committee, with assistance from its independent compensation consultant, has reviewed compensation related risks and does not believe Cypress’s compensation programs encourage excessive or inappropriate risk taking or create risks that are reasonably likely to have a material adverse effect on Cypress. The Compensation Committee, with the assistance of its compensation consultant, intends to continue to take risk considerations into account when designing executive compensation programs.

Stock Ownership Requirements

Our Named Executive Officers are subject to stock ownership requirements. Our CEO is required to hold Cypress stock with a value of six times his base salary and each other Named Executive Officer is required to hold Cypress stock with a value of four times his or her base salary. All of our Named Executive Officers are in compliance with these requirements as of April 1, 2020. For more information, see “Director Compensation—Stock Ownership Requirements,” above.

Policy Against Hedging and Pledging

The Company recognizes that hedging against losses in shares of our common stock may undermine the alignment between stockholders and executives that the Company’s stock ownership policy and equity awards are intended to build. Accordingly, the Company has incorporated prohibitions on various hedging activities within its corporate governance guidelines and insider trading policy (the “Insider Trading policy”), which applies to our directors and officers, our employees, and our representatives and independent contractors, as well as the immediate families of such persons (collectively, “Insiders”). All Insiders are prohibited from engaging in short sales of Company securities and trading in derivatives (such as put and call options, straddles, prepaid variable forward contracts, equity swaps, collars, and exchange funds) that relate to Company securities. Our Insiders are further prohibited from pledging Company securities as collateral for a loan, purchasing Company securities on margin, and holding Company securities in a margin account.

As of April 1, 2020, our Named Executive Officers do not hold any Cypress securities that are pledged (whether pursuant to a margin account, as security for a loan, or otherwise).

Grant Practices

The Compensation Committee generally holds four in-person meetings per year, with additional telephonic meetings as required. Each year, equity awards to the Senior Executives (i.e., our Named Executive Officers and other executives who report directly to the CEO) are approved (or, in the case of grants to the CEO, recommended to the Board) by the Compensation Committee, generally at an in-person meeting held in February. Such grants are generally approved by reference to specified dollar amounts, which are converted into share-based amounts using the per-share closing market price of our common stock on the grant date. The grant date is generally specified as the first trading day after the date of the Committee’s meeting (which allows time for Board approval of the Committee’s recommendation, in the case of grants to the CEO). This schedule is designed so that awards are not granted to Senior Executives during our Insider Trading Policy’s quarterly blackout period (which typically commences 16 days before the end of each fiscal quarter and ends 24 hours after our quarterly earnings release).

The Compensation Committee has delegated to our chief legal and human resources officer the authority to approve equity awards to employees below the Senior Executive level, but only within Committee-approved guidelines (which establish dollar-based ranges for various job-types and seniority levels, as well as an overall annual grant limit). The chief legal and human resources officer’s general practice is to approve awards to new hires on the eighth day of the month following their month of hire (or on the next business day, if such eighth day is not a business day). In the second half of 2019, we added a second grant date per month, in order to more efficiently utilize capacity under the monthly grant limits imposed by the Merger Agreement and as agreed with Infineon.

Clawback Policy

Cypress’s clawback policy requires the return of performance-based compensation payments to Cypress (i) by any executive engaged in (a) fraud, theft, misappropriation, embezzlement or dishonesty, or (b) intentional misconduct related to Cypress’s financial reporting, or (ii) in the event of a material negative revision of any financial or operating measure on which performance-based compensation was paid out to such executive.

MATERIAL COMPENSATION ACTIONS FOR 2020

2020 Peer Group Companies

In August 2019, the Compensation Committee revised our peer group for 2020 to account for mergers and acquisitions within our industry and otherwise as recommended by the independent compensation consultant. Specifically, the Committee removed Integrated Device Technology (which had been acquired by Renesas Electronics in March 2019) and Synaptics Incorporated (which was significantly below the Company’s market capitalization range). The Committee resolved to keep Mellanox Technologies in the peer group, despite its pending acquisition by Nvidia, as it had already filed its annual compensation disclosures, which were therefore available to provide another point of insight into market practice. The resulting peer group, which was used for purposes of the comparative review that informed the Committee’s compensation decisions made to date in 2020, is as listed below:

2020 Peer Group Companies
Advanced Micro Devices, Inc.	Microchip Technology Inc.
Cirrus Logic, Inc.	ON Semiconductor Corp.
Cree, Inc.	Qorvo, Inc.
Diodes Incorporated	Silicon Laboratories, Inc.
Marvell Technology Group Ltd.	Skyworks Solutions, Inc.
Maxim Integrated Products Inc.	Xilinx, Inc.
Mellanox Technologies, Ltd.

As of mid-2019 when this peer group was selected, Cypress ranked at the 42nd percentile among the peers in revenue (over the prior four quarters), at the 40th percentile in market capitalization, at the 37th percentile in number of employees, at the 53rd percentile in revenue growth (3-year CAGR), at the 47th percentile in operating income, and at the 67th percentile in net income.

2020 Base Salaries and Short-Term Incentive (Cash Bonus) Plan

In February 2020, the Compensation Committee reviewed the annual base salaries and target bonus incentives for our Named Executive Officers and decided to leave them unchanged for 2020. At the same time, the Compensation Committee approved the Named Executive Officers’ continued participation in our short-term incentive (cash bonus) plan, the Cypress Incentive Plan (or CIP), for another year. These Committee actions with regard to the CEO were confirmed by the Board.

The fiscal 2020 CIP will be structured similarly to 2019. Bonus payments under the CIP for the Named Executive Officers will continue to be calculated and paid on an annual basis. The Company Funding Percentage for 2020 will continue to be determined by a combination of revenue and non-GAAP pre-tax profit margin targets, subject to the Compensation Committee’s discretionary evaluation of the Company’s operational performance for the year. Individual performance factors will continue to be determined based on the achievement of individual milestones, which vary by individual and are focused on factors critical to our success, including financial targets, and initiatives relating to the internet of things, new product development, and customer experience, among many other topics.

The Committee’s salary and bonus participation decisions were based on a review of each Named Executive Officer’s compensation compared to the compensation of his or her applicable counterparts at our peer group companies and each executive’s performance, as well as the other factors listed in “Determining Compensation Levels” above. The Merger Agreement also prohibits us (absent Infineon’s consent) from altering any compensation plan or making salary or bonus adjustments for anyone whose annual base salary exceeds $300,000.

2020 Long-Term Incentive (Equity Award) Program

In February 2020, the Compensation Committee approved grants of RSUs (confirmed by the Board, in the case of the grant to our CEO) as part of our Long-Term Incentive Program for 2020. The Merger Agreement permitted us to make such grants provided that all grants were subject only to service-based vesting (so performance-based units (PSUs) could not be granted).

When the prior year’s LTI awards were approved (in February 2019), the Committee had applied a Special 2019 Increase to the amounts that otherwise would have been approved for 2019 and the Committee had further determined that equity award grants in 2020 should be discounted by the same percentage. In that respect the Special 2019 Increase was originally intended to shift equity award value from 2020 grants to 2019 grants. (See “— 2019 Long-Term Incentive Program,” above, for a further explanation of the Special 2019 Increase.) When the 2020 grants were approved, however, the Committee determined not to apply any such discount for 2020. The Committee believed the Merger Agreement’s prohibition of PSU grants had already reduced the Senior Executives’ upside opportunity and that a further reduction of RSU value would not be appropriate. In addition, the Merger Agreement required each Senior Executive’s grant value to be consistent with his or her 2019 grant.

Accordingly, the 2020 LTI awards approved by the Committee (and confirmed by the Board for the CEO) consisted only of service-based RSU awards, scheduled to vest in three equal annual installments. The 2020 LTI awards do not qualify for the 50% acceleration of vesting upon Closing under the terms of the Merger Agreement but will vest upon a double-trigger termination following the Closing. The grant value approved by the Committee for each Senior Executive (and confirmed by the Board for the CEO) was equal to the approved value of his or her 2019 LTI award, as adjusted to exclude the Special 2019 Increase (but without application of any further discount). As directed by the Committee, the grant date for these awards was Sunday, March 1, 2020 and approved values were translated into numbers of units using the Friday, February 28, 2020 closing market price for our common stock. The 2020 LTI grants to our Named Executive Officers are shown below:

Name	2020 LTI Equity Award (3-Year, Service-Based)
	Approved Value	Number of RSUs
Hassane El-Khoury	$5.4 million	233,867
Thad Trent	$2.0 million	86,617
Sudhir Gopalswamy	$1.9 million	82,286
Pamela L. Tondreau	$1.65 million	71,459
Sam Geha	$1.6 million	69,294

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2019, the following directors were members of our Compensation Committee: Camillo Martino, Jeffrey J. Owens, Jeannine P. Sargent, and Michael S. Wishart. None of the Compensation Committee members is or has at any time been an officer or employee of Cypress.

None of Cypress’s executive officers serves, or in the past fiscal year served, as a member of the board of directors or compensation committee of any entity that has one or more of its named executive officers serving on Cypress’s Board or Compensation Committee.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this report. Based on this review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Camillo Martino, Chairman
Jeffrey J. Owens

Jeannine P. Sargent
Michael S. Wishart

EXECUTIVE COMPENSATION TABLES

The tables on the following pages present compensation information for:

●	Hassane El-Khoury, our president and chief executive officer;
●	Thad Trent, our executive vice president, finance and administration, and chief financial officer;
●	Sam Geha, our executive vice president, memory products division;
●	Sudhir Gopalswamy, our executive vice president, microcontroller & connectivity division; and
●	Pamela L. Tondreau, our executive vice president, chief legal and human resources officer, and corporate secretary.

These five individuals are our “Named Executive Officers” (or NEOs). During fiscal 2019, we did not have any other executive officers (as such term is defined by the SEC in Rule 3b-7 under the Exchange Act).

Summary Compensation Table — 2017-2019

The following table presents summary compensation information for fiscal years 2019, 2018, and 2017:

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total Compensation ($)
Hassane El-Khoury(6) President, Chief Executive Officer, and Director	2019	726,923	1,125,333	8,714,980	—	—	4,622	10,571,858
	2018	676,923	500	5,385,541	—	950,875	4,043	7,017,882
	2017	650,000	500	4,852,323	—	923,599	3,024	6,429,446
Thad Trent(7) Executive Vice President, Finance & Administration, Chief Financial Officer	2019	443,077	382,500	3,134,876	—	—	4,764	3,965,217
	2018	418,846	—	1,957,463	—	325,962	3,911	2,706,182
	2017	398,077	—	1,759,615	—	342,239	2,760	2,502,691
Sam Geha(8) Executive Vice President, Memory Products Division	2019	363,462	281,250	2,522,892	—	—	4,554	3,172,158
	2018	345,385	—	1,738,043	—	262,327	3,700	2,349,455
	2017	338,631	—	1,599,650	—	269,690	2,385	2,210,356
Sudhir Gopalswamy(9) Executive Vice President, Microcontroller & Connectivity Division	2019	384,154	307,500	2,972,502	—	—	3,151	3,667,307
	2018	347,538	—	2,031,338	—	186,843	3,125	2,568,844
	2017	337,961	—	1,599,650	—	235,862	1,460	2,174,933
Pamela L. Tondreau(10) Executive Vice President, Chief Legal and Human Resources Officer	2019	390,385	296,250	2,585,310	—	—	5,073	3,277,018
	2018	373,461	—	1,689,152	—	267,133	3,770	2,333,516
	2017	359,154	—	1,439,685	—	323,882	—	2,112,721

(1)	Includes amounts (if any) electively deferred by Named Executive Officers participating in the Cypress Semiconductor Corporation Non-Qualified Deferred Compensation Plan. For more information, see the Non-Qualified Deferred Compensation Table below and “CD&A—Other Compensation/Benefits/Perquisites” above.

(2)	Mr. El-Khoury received a $333 bonus in August 2019 under the Company’s patent bonus program (which is open to all full-time employees) for being among the inventors named in a patent issued to the Company in 2019.

For 2019, amounts in the “Bonus” column also include the bonus paid for 2019 under the Cypress Incentive Plan (or “CIP”). Payment of 2019 CIP bonuses to the NEOs were accelerated by the Board at the target level in December 2019. Because the acceleration was discretionary rather than pursuant to the terms of the incentive plan, the accelerated amounts are reported under “Bonus” rather than under “Non-Equity Incentive Plan Compensation.”

(3)	In 2019 our Named Executive Officers each received one service-based RSU award and one performance-based PSU award.

Please note that the “Stock Award” values in the table above do not present the value of the stock that vested to our Named Executive Officers in the years shown. Instead, as required by SEC rules, the Stock Awards column presents the grant date fair value of the equity awards that were granted to each executive in the years shown (as computed for accounting purposes in accordance with FASB ASC 718 and SEC rules). Accordingly, for 2019 this column includes the aggregate grant date fair value of the 2019 RSU and PSU grants. This column also includes the incremental fair value, computed in accordance with FASB ASC 718 and SEC rules, of the December 2019 modifications (see “—Modifications to Equity Awards and Non-Equity Incentive Plan Awards,” below).

For more information on the 2019 awards’ vesting schedules and performance conditions, please see “CD&A—2019 Long-Term Incentive Program.” For more information about the component values included in the Stock Awards column, see the “Grants of Plan-Based Awards Table,” below. For the value of stock awards that actually vested in 2019, see the “Option Exercises and Stock Vested Table” below.

As mentioned above, values in the “Stock Awards” column present grant date fair value (as computed for accounting purposes in accordance with FASB ASC 718 and SEC rules). As required by SEC and accounting rules, we calculated each PSU’s grant date fair value based on the performance outcome we judged to be probable when the award was granted. The PSUs granted in 2019 can vest up to 225 percent of target, according to their terms, with the ultimate vesting level depending on our achievement of performance goals established by the Compensation Committee. For performance goals involving financial or operational measures, at the time of grant we generally considered target performance to be probable, so the grant date fair values included in the table above are based on our expectation that the portions of the awards subject to financial or operational milestones would be achieved at target. For performance goals (such as relative TSR) that involve future market prices of common stock, we determined the fair value using a Monte Carlo simulation model. The following table presents the grant date fair values of the PSUs granted in 2019 under two sets of assumptions: (a) assuming that the performance goals would be achieved at the probable level and (b) assuming that the highest level of performance vesting would be achieved.

Name	Grant Date Fair Value of PSUs Granted in 2019
	Based on Probable Outcome ($)	Based on Maximum Performance ($)
Hassane El-Khoury	5,093,880	7,640,802
Thad Trent	1,582,750	2,374,116
Sam Geha	1,266,195	1,899,284
Sudhir Gopalswamy	1,503,621	2,255,421
Pamela L. Tondreau	1,305,760	1,958,621

For purposes of presenting FASB ASC 718 grant date fair value in our director and officer compensation tables, as required by SEC rules we have excluded any impact of estimated forfeitures related to service-based vesting conditions. For information on other assumptions used in our grant date fair value computations, refer to Note 11—“Employee Stock Plans and Stock-Based Compensation” in the Notes to Consolidated Financial Statements in the Original Filing of our 2019 Form 10-K.

(4)	For 2017 and 2018, the “Non-Equity Incentive Plan Compensation” column presents bonus amounts earned under the Cypress Incentive Plan (or CIP) for performance during the specified year (even if paid out early in the following year). For 2019, CIP bonuses are reported under “Bonus” as described in Note (2) above.

(5)	“All Other Compensation” amounts for 2019 include:

●	for Mr. El-Khoury: Company-paid matching contributions of $2,000 under our 401(k) plan (open to all U.S. employees), premiums for group term life insurance (provided to all U.S. employees) valued at $1,872, and Company-paid contributions of $750 to his health savings account (HSA) under our health benefit program open to all U.S. employees;

●	for Mr. Trent: 401(k) matching contributions of $2,000, Company-paid HSA contributions of $1,500, and group term life insurance premiums valued at $1,264;

●	for Mr. Geha: 401(k) matching contributions of $2,000, Company-paid HSA contributions of $1,500, and group term life insurance premiums valued at $1,054;

●	for Mr. Gopalswamy: 401(k) matching contributions of $2,000 and group term life insurance premiums valued at $1,151; and

●	for Ms. Tondreau: 401(k) matching contributions of $2,000, Company-paid HSA contributions of $1,500, group term life insurance premiums valued at $1,110, a voucher redeemable for $250 of merchandise automatically awarded in December 2019 under the Company’s employee recognition program (open to all employees) upon Ms. Tondreau’s completion of five years of service at Cypress, and a “gross-up” payment of $213 to eliminate the adverse tax consequences of receiving such voucher and gross-up.

Cypress is not the beneficiary of the life insurance policies. Our Named Executive Officers participate in the same group term life insurance program as other Cypress employees. The policies pay out at three times the employee’s annual base salary if the employee dies during the coverage period.

(6)	Mr. El-Khoury’s annual salary rate was increased from $650,000 to $700,000 effective June 4, 2018, and to $750,000 effective June 3, 2019.

(7)	Mr. Trent’s annual salary rate was increased from $400,000 to $435,000 effective June 4, 2018, and to $450,000 effective June 3, 2019.

(8)	Mr. Geha was promoted to Executive Vice President, Memory Products Division in February 2018. Previously, he served as our Senior Vice President of the Memory Products Division. Mr. Geha’s annual salary rate was increased from $340,000 to $350,000 effective June 4, 2018, and to $375,000 effective June 3, 2019.

(9)	Mr. Gopalswamy was promoted to Executive Vice President, Microcontroller & Connectivity Division in February 2018. Previously, he served as our Senior Vice President of the Microcontroller & Connectivity Division. Mr. Gopalswamy’s annual salary rate was increased from $340,000 to $354,000 effective June 4, 2018, and to $410,000 effective June 3, 2019.

(10)	Ms. Tondreau was promoted to Executive Vice President, and Chief Legal and Human Resources Officer in February 2018. Previously, she served as our Senior Vice President, and Chief Legal and Human Resources Officer. Ms. Tondreau’s annual salary rate was increased from $360,000 to $385,000 effective June 4, 2018, and to $395,000 effective June 3, 2019.

Grants of Plan-Based Awards Table—2019

The following table presents all plan-based awards granted to our Named Executive Officers during fiscal year 2019.

Name and Award Type	Grant Date	Date of Compensation Committee Approval	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)(5)	Grant Date Fair Value of Stock and Option Awards ($)(6)
			Threshold ($)(2)	Target ($)	Maximum ($)	Threshold (#)(4)	Target (#)	Maximum (#)
Hassane El-Khoury
Cash Bonus Opportunity(7)		1/29/2019		1,125,000	2,812,500
RSU Award(8)	2/15/2019	2/14/2019							146,268	2,187,058
PSU Award(9)	2/15/2019	2/14/2019					270,598	608,844		5,093,880
Modification of PSU Award(10)	3/16/2017	12/12/2019								379,669
Modification of PSU Award(11)	2/15/2019	12/12/2019								1,054,374

Name and Award Type	Grant Date	Date of Compensation Committee Approval	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)(5)	Grant Date Fair Value of Stock and Option Awards ($)(6)
			Threshold ($)(2)	Target ($)	Maximum ($)	Threshold (#)(4)	Target (#)	Maximum (#)
Thad Trent
Cash Bonus Opportunity(7)		1/29/2019		382,500	956,250
RSU Award(12)	2/15/2019	2/14/2019							70,425	1,049,621
PSU Award(13)	2/15/2019	2/14/2019					83,969	188,929		1,582,750
Modification of PSU Award(10)	3/16/2017	12/12/2019								137,679
Modification of PSU Award(11)	2/15/2019	12/12/2019								364,825
Sam Geha
Cash Bonus Opportunity(7)		1/29/2019		281,250	703,125
RSU Award(12)	2/15/2019	2/14/2019							56,340	839,697
PSU Award(13)	2/15/2019	2/14/2019					67,175	151,142		1,266,195
Modification of PSU Award(10)	3/16/2017	12/12/2019								125,167
Modification of PSU Award(11)	2/15/2019	12/12/2019								291,833
Sudhir Gopalswamy
Cash Bonus Opportunity(7)		1/29/2019		307,500	768,750
RSU Award(12)	2/15/2019	2/14/2019							66,904	997,144
PSU Award(13)	2/15/2019	2/14/2019					79,771	179,483		1,503,621
Modification of PSU Award(10)	3/16/2017	12/12/2019								125,167
Modification of PSU Award(11)	2/15/2019	12/12/2019								346,570
Pamela Tondreau
Cash Bonus Opportunity(7)		1/29/2019		296,250	740,625
RSU Award(12)	2/15/2019	2/14/2019							58,101	865,943
PSU Award(13)	2/15/2019	2/14/2019					69,274	155,865		1,305,760
Modification of PSU Award(10)	3/16/2017	12/12/2019								112,643
Modification of PSU Award(11)	2/15/2019	12/12/2019								300,963

(1)	Amounts in the “Non-Equity Incentive Plan” columns represent cash bonus opportunities under our short-term incentive (cash bonus) plan, the Cypress Incentive Plan (or CIP). As the CIP is designed, the CIP’s performance period is the fiscal year, corporate and individual goals are set early in the year, and any cash bonus earned is paid out upon Compensation Committee approval shortly after the end of the year. Under the CIP, our Compensation Committee assigns an incentive target to each NEO expressed as a percentage of base salary. For 2019, the incentive target for Mr. El-Khoury was 150%, the incentive target for Mr. Trent was 85%, and the incentive target for each of Mr. Geha, Mr. Gopalswamy, and Ms. Tondreau was 75%. Each executive’s target bonus is shown in the “Target” column above, calculated as his or her annual incentive target multiplied by his or her annualized base salary rate at the end of the year. Under the CIP design, the actual bonus for the year is determined by multiplying the Named Executive Officer’s target bonus by (a) a Company funding percentage that may range from 0% to 200% and (b) an individual goal achievement percentage that may range from 0% to 100% (or up to 125% in the case of special “stretch” goals). The Company funding percentage for the year is determined by the Compensation Committee after year-end based on (x) the Company’s performance relative to financial goals for such period established by the Committee early in the year and (y) the Committee’s discretionary assessment of the Company’s operational performance for the year. For 2019, the funding goal metrics were revenue and non-GAAP pre-tax profit margin. Each NEO’s individual goal achievement percentage was designed to be determined by the Compensation Committee after year-end based on the Committee’s assessment of his or her performance for the year, particularly with respect to his or her Critical Success Factor goals (or “CSFs”) for the year. CSFs were assigned to each participant shortly after the start of the year by the Compensation Committee, in the case of Mr. El-Khoury’s goals, or by the CEO subject to Committee oversight, in the case of the other NEOs’ goals. CIP bonuses cannot exceed 250 percent of target. The “maximum” column presents each NEO’s maximum possible CIP bonus for 2019 (250% of the target amount).

On December 12, 2019, the Board of Directors accelerated payment of the 2019 CIP bonus at the target level for each NEO, and such bonuses were paid on December 20, 2019. The acceleration was approved primarily to preserve compensation-related corporate income tax deductions for Cypress that might otherwise be disallowed through the operation of Section 280G of the Tax Code, in connection with the Merger. Because the acceleration was discretionary rather than pursuant to the terms of the incentive plan design, the accelerated amounts are reported in the “Bonus” column of the Summary Compensation Table. There were no other payouts to the NEOs in connection with the 2019 CIP.

(2)	There was no threshold bonus under the CIP for 2019. The Company funding percentage for the year was subject to two performance measures, revenue and non-GAAP pre-tax profit margin, with goal levels for each measure arranged on a two dimensional matrix. The funding percentage would be zero if the Company did not achieve The non-GAAP pre-tax profit margin measure’s minimum performance level, subject to Compensation Committee discretion to override the performance-determined result. If the Company performed above minimum levels but less than the next higher goal level, the funding percentage would be determined by linear interpolation between 0% and the funding percentage for such next higher level.

(3)	Amounts in the “Equity Incentive Plan” columns represent performance-based PSU awards granted under the Company’s 2013 Stock Plan as part of our Long-Term Incentive (LTI) Program. Each PSU is subject to both performance-based and service-based vesting requirements. This means that, in addition to satisfying the performance-based requirements, the grantee must also remain continuously employed with the Company through the vesting date specified in the award agreement for the grantee’s PSUs to vest. As described in the CD&A, the goals for the PSUs granted in 2019 relate to the Company’s 2019 non-GAAP operating income, 2019 achievement of customer experience plan goals, and the Company’s total stockholder return (TSR) over one-, two-, and three-year periods relative to that of the other companies in the S&P Semiconductors Index for the same periods.

(4)	There was no vesting threshold for the PSUs granted in 2019. The vesting for each PSU is subject to various performance measures as listed in Note (3) above. The portion of each PSU allocated to each measure will not vest if the Company does not achieve that measure’s minimum performance level. If the Company performs above that measure’s minimum level but less than 100 percent of its target level, the portion of the PSU allocated to that measure would vest between zero percent and 100 percent.

(5)	Amounts in the “All Other Stock Awards” column represent service-based RSU awards granted as part of our LTI Program.

(6)	This column presents the aggregate grant date fair value of the awards computed in accordance with FASB ASC 718 and SEC rules. These amounts do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in stock). The reported grant date fair value of our RSU awards (as calculated under FASB ASC 718) is less than the market value of the underlying shares on the grant date primarily because the awards are not entitled to dividends prior to vesting (the “dividend discount”), and we have a regular history of paying dividends on our shares. The reported grant date fair value of our PSU awards (as calculated under FASB ASC 718) is greater than the market value of the underlying shares (at target) on the grant date based on the valuation analysis performed using a Monte Carlo simulation, partially offset by the dividend discount. In the case of the modifications, as required by SEC rules this column presents the incremental fair value of the modified awards computed as of the modification date, as compared to the fair value of the awards immediately prior to the modification, in accordance with FASB ASC 718. For information on the assumptions used in our fair value computations, refer to Note 11—“Employee Stock Plans and Stock-Based Compensation” in the Notes to Consolidated Financial Statements in the Original Filing of our 2019 Form 10-K.

(7)	This row represents a cash bonus opportunity under the Company’s short-term incentive program, the Cypress Incentive Plan, as further described in footnotes (1) and (2) above. For more information, see “CD&A—2019 Short-Term Incentive Plan (Cash Bonus) Compensation.”

(8)	This row represents a service-based RSU award granted to the CEO under the Company’s LTI Program. This grant was recommended by the Compensation Committee on February 14, 2019 and approved by the Board of Directors on February 15, 2019. This award was scheduled to vest in three annual installments, with 50% of the units vesting on February 15, 2020, 25% of the units vesting on February 15, 2021, and 25% of the units vesting on February 15, 2022. For more information, see “CD&A—2019 Long-Term Incentive Program.”

(9)	This row represents a performance-based PSU award granted to the CEO under the Company’s LTI Program. This grant was recommended by the Compensation Committee on February 14, 2019 and approved by the Board of Directors on February 15, 2019. This award was scheduled to vest in three annual installments; with 36% of the units eligible to vest on February 28, 2020, 32% of the units eligible to vest on February 26, 2021, and 32% of the units eligible to vest on February 28, 2022 (percentages calculated based on target vesting levels). For more information, see “CD&A—2019 Long-Term Incentive Program.”

(10)	On December 12, 2019, the Board of Directors modified the terms of the PSUs granted on March 16, 2017 under our Performance Accelerated Restricted Stock (or PARS) Program by accelerating the final annual vesting tranche, which had been scheduled to vest on February 28, 2020. The acceleration was approved primarily to preserve compensation-related corporate income tax deductions for Cypress that might otherwise be disallowed through the operation of Section 280G of the Tax Code in connection with the Merger. As directed by the Board, the acceleration occurred on December 16, 2019 at the maximum vesting level. To the extent that some of the PSUs were otherwise expected to vest at less than maximum, the acceleration caused some shares to vest that otherwise would not have vested. This row reports the incremental fair value of the modified awards computed as of the modification date, as compared to the fair value of the awards immediately prior to the modification, in accordance with FASB ASC 718 and SEC rules. For more information on the modification, see “—Modifications to Equity Awards and Non-Equity Incentive Plan Awards,” below, and “CD&A—Effect of Pending Merger on 2019 Compensation Payouts,” above.

(11)	On December 12, 2019, the Board of Directors modified the terms of the PSUs granted on February 15, 2019 under our LTI Program by accelerating the first annual vesting tranche, which had been scheduled to vest on February 28, 2020. The acceleration was approved primarily to preserve compensation-related corporate income tax deductions for Cypress that might otherwise be disallowed through the operation of Section 280G of the Tax Code in connection with the Merger. As directed by the Board, the acceleration occurred on December 16, 2019 at the maximum vesting level. To the extent that some of the PSUs were otherwise expected to vest at less than maximum, the acceleration caused some shares to vest that otherwise would not have vested. This row reports the incremental fair value of the modified awards computed as of the modification date, as compared to the fair value of the awards immediately prior to the modification, in accordance with FASB ASC 718 and SEC rules. For more information on the modification, see “—Modifications to Equity Awards and Non-Equity Incentive Plan Awards,” below, and “CD&A—Effect of Pending Merger on 2019 Compensation Payouts,” above.

(12)	This row represents a service-based RSU award under the Company’s LTI Program. Each of the 2019 RSU awards to Named Executive Officers other than the CEO were scheduled to vest in three annual installments, with 42% of the units vesting on February 15, 2020, 29% of the units vesting on February 15, 2021, and 29% of the units vesting on February 15, 2022. For more information, see “CD&A—2019 Long-Term Incentive Program.”

(13)	This row represents a performance-based PSU award under the Company’s LTI Program. Each of the 2019 PSU awards to Named Executive Officers other than the CEO was scheduled to vest in three annual installments; with approximately 40% of the units eligible to vest on February 28, 2020, 30% of the units eligible to vest on February 26, 2021, and 30% of the units eligible to vest on February 28, 2022 (percentages calculated based on target vesting levels). For more information, see “CD&A—2019 Long-Term Incentive Program.”

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

Hassane El-Khoury. On December 3, 2018, the Company entered into an amended and restated employment agreement with Mr. El-Khoury to serve as our president and chief executive officer. The employment agreement has no specified term, and Mr. El-Khoury’s employment with the Company is on an at-will basis. The employment agreement provides that Mr. El-Khoury will receive an annual base salary of no less than $700,000. He will also be eligible to participate in the Company’s cash bonus plan, the Cypress Incentive Plan, with a target incentive of 140% effective June 2018. Base salary will be subject to increase, but not decrease, at the sole discretion of the Board and payment of any bonus will be in the sole discretion of the Board. Mr. El-Khoury is also eligible to participate in the benefit programs generally available to executive officers of the Company. The provisions of Mr. El-Khoury’s amended and restated employment agreement relating to severance benefits are described below in the section “Potential Payments Upon Termination or Change of Control” as well as above in “CD&A—Severance and Change of Control Severance Arrangements.”

Thad Trent. On September 20, 2005, the Company entered into an employment offer letter with Mr. Trent. The letter has no specified term. The letter provides that Mr. Trent will receive an annual base salary of $180,000 and will be eligible to participate in the Company’s cash bonus plan with a target incentive of 30%. Mr. Trent will also be eligible to participate in the Company’s employee fringe benefit programs, stock purchase, new product bonus, and 401(k) plans.

Sam Geha, Ph.D. On October 27, 1995, the Company entered into an employment offer letter with Mr. Geha. The letter has no specified term. The letter provides that Mr. Geha will be eligible to participate in the Company’s employee fringe benefit programs, stock purchase, profit sharing, and 401(k) plans.

Sudhir Gopalswamy. On February 26, 2008, the Company entered into an employment offer letter with Mr. Gopalswamy. The letter has no specified term, and Mr. Gopalswamy’s employment with the Company is on an at-will basis. The letter provides that Mr. Gopalswamy will receive an annual base salary of $200,000 and will be eligible to participate in the Company’s cash bonus plan with a target incentive of 30%. Mr. Gopalswamy will also be eligible to participate in the Company’s employee fringe benefit programs, stock purchase, new product bonus, and 401(k) plans.

Pamela L. Tondreau. On January 15, 2015, the Company entered into an employment offer letter with Ms. Tondreau to serve as our general counsel. The letter has no specified term, and Ms. Tondreau’s employment with the Company is on an at-will basis. The letter provides that Ms. Tondreau will receive an annual base salary of $260,000 and will be eligible to participate in the Company’s cash bonus plan with a target incentive of 50%. Ms. Tondreau will also be eligible to participate in the Company’s employee fringe benefit programs, stock purchase, and 401(k) plans.

Equity Awards and Non-Equity Incentive Plan Awards

Each of the “non-equity incentive plan awards” reported in the Grants of Plan-Based Awards Table above was granted under, and is subject to the terms of, the Cypress Incentive Plan. Please see the discussion in the CD&A under the heading “2019 Executive Compensation—2019 Short-Term Incentive (Cash Bonus) Compensation” for a description of the material terms of awards granted under the Cypress Incentive Plan for 2019.

Each of the “equity incentive plan awards” and “other stock awards” reported in the Grants of Plan-Based Awards Table above was granted as part of our Long-Term Incentive Program and is subject to the terms of our 2013 Stock Plan. Please see the discussion in the CD&A under the heading “Long-Term Incentive (Equity Award) Compensation—2019 Long-Term Incentive Program” for a description of the material terms of the equity awards granted to our named executive officers in 2019.

Modifications to Equity Awards and Non-Equity Incentive Plan Awards

On December 12, 2019, the Board of Directors modified the terms of some equity awards by accelerating into December 2019 the vesting of all equity awards that were otherwise scheduled to vest to the Named Executive Officers in January or February of 2020. This was done primarily to preserve compensation-related corporate income tax deductions for Cypress that might otherwise be disallowed through the operation of Section 280G of the Tax Code in connection with the Merger. Specifically:

●	The Board modified the terms of the performance-based PSUs granted on March 16, 2017 under our Performance Accelerated Restricted Stock (or PARS) Program by accelerating the final annual vesting tranche, which had been scheduled to vest on February 28, 2020, with the acceleration occurring at the maximum achievement level provided in the award agreement.

●	The Board modified the terms of the performance-based PSUs granted on February 15, 2019 under our LTI Program by accelerating the first annual vesting tranche, which had also been scheduled to vest on February 28, 2020, with the acceleration occurring at the maximum achievement level provided in the award agreement.

●	The Board modified the terms of the service-based RSUs held by Named Executive Officers by accelerating the vesting of any units that were otherwise scheduled to vest in January or February of 2020.

The accelerated equity award vesting was approved by the Board on December 12, 2019 and, as directed by the Board, occurred on December 16, 2019. To the extent that some of the performance-based units (PSUs) were otherwise expected to vest at less than the maximum achievement level, the acceleration caused some shares to vest that otherwise would not have vested. The modification entries in the Grants of Plan Based Awards Table (which are also included under “Stock Awards” in the Summary Compensation Table) report the incremental fair value of the modified awards computed as of the modification date (December 12, 2019), as compared to the fair value of the awards immediately prior to the modification, in accordance with FASB ASC 718 and SEC rules. The service-based unit (RSU) accelerations did not cause any shares to vest that otherwise would not have vested, did not result in any incremental fair value charge under FASB ASC 718, and therefore do not appear in the Grants of Plan Based Awards Table (nor in the Summary Compensation Table) above.

Concurrently with these equity award accelerations, on December 12, 2019 the Board approved accelerated payment of 2019 Cypress Incentive Plan bonuses to the Named Executive Officers at their bonus target levels. The bonuses were otherwise expected to be earned below target (absent any exercise of upward discretion by the Compensation Committee). The accelerated bonuses were paid on December 20, 2019.

In addition to preserving compensation-related corporate income tax deductions for Cypress that might otherwise be disallowed through the operation of Section 280G, these equity and bonus accelerations are expected to mitigate or eliminate the amount of excise tax that may be payable by the Named Executive Officers pursuant to Sections 280G and 4999 of the Tax Code in connection with so called “excess parachute payments” they may receive at or after the closing of the Merger. For more information on the Board’s rationale for these modifications, see “CD&A—Effect of Pending Merger on 2019 Compensation Payouts.”

The accelerated amounts were as follows:

●	With respect to Mr. El-Khoury, the Board approved the accelerated vesting of (a) 52,859 RSUs that were scheduled to vest on February 3, 2020, (b) 73,134 RSUs that were scheduled to vest on February 15, 2020, (c) 32,198 RSUs that were scheduled to vest on February 16, 2020, and (d) an aggregate of 348,224 PSUs that were scheduled to vest on February 28, 2020, calculated by assuming that the applicable performance goals were achieved at maximum performance. The value of Mr. El-Khoury’s accelerated RSUs and PSUs was $11,839,983, based upon the number of shares vested multiplied by the closing price of Cypress’s common stock on December 16, 2019 of $23.38 per share (the “December 16 Closing Price”). In addition, the Board approved the accelerated payment of his CIP bonus in the amount of $1,125,000, calculated by assuming that the applicable performance goals were achieved at 100% of target.

●	With respect to Mr. Trent, the Board approved the accelerated vesting of (a) 19,169 RSUs that were scheduled to vest on February 3, 2020, (b) 29,795 RSUs that were scheduled to vest on February 15, 2020, (c) 16,737 RSUs that were scheduled to vest on February 16, 2020, and (d) 122,599 PSUs that were scheduled to vest on February 28, 2020, calculated by assuming that the applicable performance goals were achieved at maximum performance. The value of Mr. Trent’s accelerated RSUs and PSUs was $4,402,454, based upon the number of shares vested multiplied by the December 16 Closing Price. In addition, the Board approved the accelerated payment of his CIP bonus in the amount of $382,500, calculated by assuming that the applicable performance goals were achieved at 100% of target.

●	With respect to Mr. Geha, the Board approved the accelerated vesting of (a) 17,425 RSUs that were scheduled to vest on February 3, 2020, (b) 23,836 RSUs that were scheduled to vest on February 15, 2020, (c) 14,861 RSUs that were scheduled to vest on February 16, 2020, and (d) an aggregate of 103,094 PSUs that were scheduled to vest on February 28, 2020, calculated by assuming that the applicable performance goals were achieved at maximum performance. The value of Mr. Geha’s accelerated RSUs and PSUs was $3,722,470, based upon the number of shares vested multiplied by the December 16 Closing Price. In addition, the Board approved the accelerated payment of his CIP bonus in the amount of $281,250, calculated by assuming that the applicable performance goals were achieved at 100% of target.

●	With respect to Mr. Gopalswamy, the Board approved the accelerated vesting of (a) 17,425 RSUs that were scheduled to vest on February 3, 2020, (b) 28,305 RSUs that were scheduled to vest on February 15, 2020, (c) 17,368 RSUs that were scheduled to vest on February 16, 2020 and (d) an aggregate of 114,587 PSUs that were scheduled to vest on February 28, 2020, calculated by assuming that the applicable performance goals were achieved at maximum performance. The value of Mr. Gopalswamy’s accelerated RSUs and PSUs was $4,154,275, based upon the number of shares vested multiplied by the December 16 Closing Price. In addition, the Board approved the accelerated payment of his CIP bonus in the amount of $307,500, calculated by assuming that the applicable performance goals were achieved at 100% of target.

●	With respect to Ms. Tondreau, the Board approved the accelerated vesting of (a) 18,000 RSUs that were scheduled to vest on January 22, 2020, (b) 15,685 RSUs that were scheduled to vest on February 3, 2020, (c) 24,581 RSUs that were scheduled to vest on February 15, 2020, (d) 14,443 RSUs that were scheduled to vest on February 16, 2020 and (e) an aggregate of 100,827 PSUs that were scheduled to vest on February 28, 2020, calculated by assuming that the applicable performance goals were achieved at maximum performance. The value of Ms. Tondreau’s accelerated RSUs and PSUs was $4,057,272, based upon the number of shares vested multiplied by the December 16 Closing Price. In addition, the Board approved the accelerated payment of her CIP bonus in the amount of $296,250, calculated by assuming that the applicable performance goals were achieved at 100% of target.

In connection with the bonus payment and accelerated equity vesting, each Named Executive Officer entered into a recoupment (or “clawback”) letter agreement with the Company. Each letter agreement provides that, with respect to his or her accelerated RSUs and PSUs, if the executive is terminated for cause or voluntarily resigns prior to the originally scheduled vesting date for such RSUs or PSUs, the executive will automatically forfeit the net (after tax) shares he or she received in settlement of such RSUs or PSUs for no consideration. If the executive has sold such shares, he or she must pay Cypress an amount equal to the gross proceeds he or she received in such sale. However, in the event the Closing of the Merger occurs prior to the applicable originally scheduled vesting date for the accelerated RSUs, the clawback will cease to apply to 50% of the net (after tax) shares each executive received in settlement of such RSUs. In addition, in the event the Closing occurs prior to any originally scheduled vesting date and the executive is terminated prior to the originally scheduled vesting date, the clawback will cease to apply on the date of such termination if the executive would be entitled to accelerated vesting of equity awards under the Merger Agreement in connection with such termination. If the Merger Agreement is terminated without the Merger closing and Cypress determines that the number of PSUs that would have vested on February 28, 2020 based on the actual level at which the applicable performance goals are achieved is less than the number that vested assuming maximum performance (such difference, the “Delta Amount”), then the excess shares equal to the Delta Amount will be subject to a lapsing forfeiture right based on the following terms: (a) on the last day of the calendar month in which the Merger Agreement is terminated and on the last day of each subsequent calendar month through February 2021, a pro-rata portion of the Delta Amount will no longer be subject to the lapsing forfeiture right and (b) the lapsing forfeiture right will expire in full and terminate on February 28, 2021. If the preceding sentence applies and, before February 28, 2021, the executive’s employment is terminated by Cypress for cause or by the executive without good reason, he or she will forfeit the excess shares equal to the portion of the Delta Amount then subject to the lapsing forfeiture provision (or, if the executive has sold such excess shares, he or she must pay Cypress an amount equal to the gross proceeds he or she received in such sale).

Outstanding Equity Awards at Fiscal Year End Table—2019

The following table presents all equity awards held by our Named Executive Officers at the end of fiscal year 2019:

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised/ Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Service-Based Awards:		Equity Incentive Plan Awards:
						Number of Shares or Units of Stock that Have Not Vested(1)(2) (#)	Market Value of Shares or Units of Stock that Have Not Vested(3) ($)	Number of Unearned Shares, Units or Other Rights that Have Not Vested(1)(4) (#)	Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested(3) ($)
Hassane El-Khoury						73,134(5)	1,713,530
								208,050(6)	4,874,612
						32,198(7)	754,399
								112,692(8)	2,640,374

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised/ Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Service-Based Awards:		Equity Incentive Plan Awards:
						Number of Shares or Units of Stock that Have Not Vested(1)(2) (#)	Market Value of Shares or Units of Stock that Have Not Vested(3) ($)	Number of Unearned Shares, Units or Other Rights that Have Not Vested(1)(4) (#)	Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested(3) ($)
Thad Trent						40,630(5)	951,961
								60,314(6)	1,413,157
						16,737(7)	392,148
								30,684(9)	718,926
Sam Geha						32,504(5)	761,569
								48,252(6)	1,130,544
						14,861(7)	348,193
								27,244(9)	638,327
						1,084(10)	25,398
Sudhir Gopalswamy						38,599(5)	904,375
								57,300(6)	1,342,539
						17,369(7)	406,956
								31,842(9)	746,058
						6,400(11)	149,952
Pamela L. Tondreau						33,520(5)	785,374
								49,759(6)	1,165,853
						14,443(7)	338,399
								26,478(9)	620,380

(1)	Awards are generally subject to forfeiture in connection with any termination of the award holder’s employment with Cypress, subject however to any vesting acceleration to which the award holder may be entitled in the circumstances of the termination as described below in the section “Potential Payments Upon Termination or Change of Control.”

(2)	Entries in this column represent unvested service-based RSUs, (i.e., stock awards that are scheduled to vest after year-end 2019 based on the executive’s continued service with Cypress through the scheduled vesting dates).

(3)	Market value is based on the $23.43 closing price per share of Cypress common stock on December 27, 2019 (the final trading day of fiscal year 2019) multiplied by the number of unvested units.

(4)	Entries in this column represent unvested performance-based PSUs (i.e., stock awards that are scheduled to vest after year-end 2020 and 2021 based primarily on the achievement of performance goals (which may include market conditions), in addition to the executive’s continued service with Cypress through the scheduled vesting dates). The number of unvested units presented in the table has been calculated based on actual achievement levels with respect to performance periods that were completed as of year-end 2019, and based on target achievement levels with respect to performance periods that extend beyond 2019.

(5)	These RSUs will vest in two equal installments on February 15, 2021 and February 15, 2022.

(6)	This is a performance-based award. The amount shown in the table is based on actual performance levels for performance periods that were completed as of the end of fiscal 2019 and target performance levels for performance periods that extend beyond the end of 2019. These PSUs will vest in two equal (at target) installments on February 26, 2021 and February 28, 2022. Each installment is eligible to vest up to 150% of the amount shown in the table based on our TSR relative to that of the companies in the S&P Semiconductors Index over the prior two or three fiscal years, respectively.

(7)	These RSUs will vest on February 16, 2021.

(8)	These PSUs will be eligible to vest on February 26, 2021 at up to 200% of the target amount shown in the table based on relative attainment of performance goals relating to our 2020 non-GAAP pre-tax profit margin, our three-year TSR 2018-2020 relative to that of the companies in the S&P Semiconductors Index, and the revenue growth that we achieve in 2020 over the 2016 base year relative to semiconductor market growth (excluding DRAM) for the same period.

(9)	These PSUs will be eligible to vest on February 26, 2021 at up to 200% of the target amount shown in the table based on relative attainment of performance goals relating to our 2020 non-GAAP pre-tax profit margin and our three-year TSR 2018-2020 relative to that of the companies in the S&P Semiconductors Index.

(10)	These RSUs will vest on June 22, 2020.

(11)	These RSUs will vest in two equal installments on May 30, 2020 and May 30, 2021.

Option Exercises and Stock Vested Table—2019

The following table shows how many stock options our Named Executive Officers exercised, and how many shares of stock vested for them, during 2019. This table also presents the aggregate value our Named Executive Officers realized from such option exercises and vesting events.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(3)
Hassane El-Khoury	4,300	29,369	929,242	18,470,989
Thad Trent	53,003	588,273	327,147	6,534,765
Sam Geha	—	—	286,870	5,705,963
Sudhir Gopalswamy	6,598	51,676	323,357	6,446,005
Pamela L. Tondreau	—	—	308,631	6,085,667

(1)	Number of shares acquired is the total number of shares exercised or vested, as applicable (before any deduction for payment of taxes or exercise price).

(2)	In the case of options, “value realized” equals the difference between the exercise price and the market price of our common stock at exercise, multiplied by the number of exercised options.

(3)	In the case of stock awards, “value realized” equals the closing price of our common stock on the vesting date (or the prior trading day, in the case of weekend or holiday vesting events), as reported by Nasdaq, multiplied by the total number of vested shares (including shares withheld by us to cover tax withholding).

Non-Qualified Deferred Compensation Table—2019(1)

The following table presents the contributions and withdrawals that our Named Executive Officers made to or from our non-qualified deferred compensation plans in fiscal 2019, along with the aggregate earnings (or losses) in their plan accounts for the year, and their plan balances at the end of fiscal 2019.

Name	Executive Contributions in the Last Fiscal Year(2) ($)	Registrant Contributions in the Last Fiscal Year(3) ($)	Aggregate Earnings (Losses) in the Last Fiscal Year(4) ($)	Aggregate Withdrawals/ Distributions(2) ($)	Aggregate Balance at Last Fiscal Year End(5) ($)
Hassane El-Khoury	—	—	—	—	—
Thad Trent	—	—	147,830	—	804,120
Sam Geha	—	—	41,566	—	556,466
Sudhir Gopalswamy	—	—	—	—	—
Pamela L. Tondreau	—	—	—	—	—

(1)	Cypress’s two deferred compensation plans provide certain eligible employees, including the Named Executive Officers, with the opportunity to defer the receipt of compensation in order to accumulate funds for retirement on a tax-deferred basis. Each participant in Cypress’s deferred compensation plans may elect to defer a percentage of his or her compensation (annual base salary, cash bonuses and any cash sales commissions) and invest such deferral in the plans’ available investment options. Cypress does not make contributions to the employees’ deferred compensation plans and does not guarantee returns on the investments. Participant deferrals and net investment gains remain as Cypress liabilities and the underlying assets are subject to the claims of Cypress’s general creditors. Withdrawals and other distributions are subject to the requirements of Section 409A of the Tax Code. See “CD&A—Other Compensation/Benefits/Perquisites” above for additional information about deferral limits and terms of each plan.

(2)	During fiscal 2019, our Named Executive Officers did not make any contributions to nor any withdrawals from our deferred compensation plans.

(3)	The deferred compensation plans do not provide for, and we do not make, any registrant contributions to the plans.

(4)	None of the aggregate earnings (losses) in the non-qualified deferred compensation plans are reported in the Summary Compensation Table.

(5)	The aggregate balance amounts under the deferred compensation plans include deferrals made in prior fiscal years. For individuals who were named executive officers for the fiscal years in which the deferrals were made, the amount of the deferred compensation was included in such individuals’ compensation as reported in the Summary Compensation Tables that were included in the proxy statements for such fiscal years.

Potential Payments Upon Termination or Change of Control

The following sections describe the benefits that may become payable to our Named Executive Officers in connection with a termination of their employment with the Company and/or a change of control of the Company under arrangements in effect at the end of fiscal 2019.

Infineon Merger Agreement

The Merger Agreement provides for potential payments upon termination or change of control that are different from, or in addition to, the payments our Named Executive Officers would be entitled to receive in the absence of the Merger Agreement upon a hypothetical termination or change of control.

The treatment of equity awards in connection with the Merger and the benefits that may become payable to each Named Executive Officer if his or her employment terminates in specified circumstances after the Closing are described in detail under the caption “The Merger—Interests of Cypress’s Executive Officers and Directors in the Merger” in the Company’s definitive proxy statement soliciting stockholders’ approval of the Merger, which was filed with the SEC on July 16, 2019.

The remainder of this section describes the potential payments our Named Executive Officers would be entitled to receive upon a hypothetical termination or in connection with a hypothetical change of control (i.e., due to an acquiror other than Infineon) under arrangements in effect at the end of fiscal 2019.

Severance Provisions of our Amended and Restated CEO Employment Agreement

Effective December 3, 2018, the Company entered into an Amended and Restated Employment Agreement with Mr. El-Khoury (the “Current Agreement”) which amends his Employment Agreement dated as of November 30, 2016 (the “Original Agreement”) and includes severance provisions as summarized below.

Pursuant to the Current Agreement, if Mr. El-Khoury’s employment is terminated involuntarily by the Company other than for “cause,” death, or disability, or by Mr. El-Khoury pursuant to a “voluntary termination for good reason” (as such terms are defined in the Current Agreement), then Mr. El-Khoury will be entitled to receive the following compensation and benefits:

●	a lump-sum severance payment (less applicable withholdings) equal to twenty-four (24) months of Mr. El-Khoury’s base salary plus twenty-four (24) months of his annual target bonus;

●	payments by the Company on Mr. El-Khoury’s behalf of (or, at the Company’s option, reimbursement of Mr. El-Khoury for) the premium costs incurred by Mr. El-Khoury and his dependents for continued health, dental, vision, and employee assistance program coverage under the applicable plans maintained by the Company for a coverage period of twenty-four (24) months following the effective date of the employment termination;

●	accelerated vesting and extended exercisability of Mr. El-Khoury’s then-outstanding equity-based awards as follows:

○	awards granted prior to the Current Agreement’s Effective Date of December 3, 2018 shall become vested to the extent provided in the Original Agreement, which provides that “[a]ll vesting for … equity and equity equivalent awards granted under any equity plan of the Company or affiliate of the Company then held by Executive shall be accelerated in full”;

○	awards granted after the Effective Date shall accelerate vesting as to 100% of their unvested shares; in the case of performance-based awards such acceleration shall occur assuming attainment of the underlying performance targets at the 100% target level (or at the greater of actual performance levels or 100% of target levels if the termination occurs following the completion of the relevant performance period but before the relevant vesting date), unless the terms of such performance-vesting awards provide for different severance acceleration terms (in which case such different terms shall control); and

○	all of Mr. El-Khoury’s vested options (including any options accelerated as above) shall be exercisable for up to twelve (12) months following the employment termination date (or, if earlier, until the option’s original expiration date or the cancellation of the option pursuant to the terms of the plan under which it was granted).

The above benefits are subject to Mr. El-Khoury signing and not revoking a general release of claims in a form satisfactory to the Company such that the release becomes irrevocable no later than 60 days following the termination of employment.

The Current Agreement provides that any severance payment or other benefit payable to Mr. El-Khoury that constitutes a “parachute payment” within the meaning of Section 280G of the Tax Code, shall be either: (i) delivered in full, or (ii) delivered as to such lesser extent that would result in no portion of such payment being subject to excise tax under Section 4999 of the Tax Code. The estimates included below in the section “Estimated Severance and Change-of-Control Benefits” are presented assuming that no such reduction in benefits would be required. Mr. El-Khoury’s employment agreement does not provide for any tax gross-up or other reimbursement payment in respect of so-called “golden parachute” excise tax payments.

Amended and Restated Change of Control Severance Agreements with our Executive Vice Presidents

Effective December 3, 2018, the Company entered into Amended and Restated Change of Control Severance Agreements with its executive vice presidents (each a “Covered Officer”), including Mr. Trent, Mr. Geha, Mr. Gopalswamy, and Ms. Tondreau.

Pursuant to these agreements, if the Company or any successor terminates the employment of a Covered Officer other than for “cause,” death or disability, or if a Covered Officer voluntarily terminates his or her employment for “good reason” (as such terms are defined in the agreement), in either case during the period (the “Change of Control Period”) beginning three (3) months prior to, and ending twenty-four (24) months after, the occurrence of a “change of control” (as defined in the agreement), then the Covered Officer will be entitled to receive the following compensation and benefits:

●	a lump-sum severance payment (less applicable withholdings) equal to eighteen (18) months of the Covered Officer’s annual base salary plus eighteen (18) months of the Covered Officer’s annual target bonus;

●	an additional lump-sum payment (less applicable withholdings) equal to the product of (x) eighteen (18) multiplied by (y) the monthly premium that would be required for the first month of the Covered Officer’s COBRA premium, calculated on the assumption that the premium includes coverage for the Covered Officer and the Covered Officer’s spouse and/or dependents; and

●	accelerated vesting of 100% of the unvested portion of the Covered Officer’s then-outstanding equity-based compensation; in the case of performance-based awards such acceleration shall occur assuming attainment of the underlying performance targets at the 100% target level (or at the greater of actual performance levels or 100% of target levels if the termination occurs following the completion of the relevant performance period but before the relevant vesting date), unless the terms of such performance-vesting awards provide for different severance acceleration terms (in which case such different terms shall control).

Outside the Change of Control Period, upon an involuntary termination other than for cause, death, or disability, the Covered Officer shall be entitled to receive the following severance benefits and payments:

●	a lump-sum severance payment (less applicable withholdings) equal to nine (9) months of the Covered Officer’s annual base salary, and

●	an additional lump-sum payment (less applicable withholdings) equal to the product of (x) nine (9) multiplied by (y) the monthly premium that would be required for the first month of the Covered Officer’s COBRA premium, calculated on the same assumptions as above.

The agreement also contains non-disparagement and non-solicitation covenants, which apply if the Covered Officer receives severance benefits and run for nine (9) nine months following a date of termination outside the Change of Control Period or eighteen (18) months following a date of termination within the Change of Control Period.

The above benefits are also subject to the Covered Officer signing and not revoking a standard release of claims in a form reasonably acceptable to the Company within the time period specified in the release and in no event later than 60 days following the Covered Officer’s termination of employment (the “Release Deadline Date”).

Severance payments under the agreements are to be paid the first business day after the Release Deadline Date (but no later than March 15 of the next calendar year after the employment termination), subject to a delay of up to six months as necessary in order to comply with Section 409A of the Tax Code.

The agreements provide that any severance payment or other benefit payable to a Covered Officer that constitutes a “parachute payment” within the meaning of Section 280G of the Tax Code, shall be either: (i) delivered in full, or (ii) delivered as to such lesser extent that would result in no portion of such payment being subject to excise tax under Section 4999 of the Tax Code. The estimates included below in the section “Estimated Severance and Change-of-Control Benefits” are presented assuming that no such reduction in benefits would be required. The agreements do not provide for any tax gross-up or other reimbursement payment in respect of so-called “golden parachute” excise tax payments.

The initial term of the agreements is two years from December 3, 2018. At the expiration of the initial term and on each one year anniversary thereafter each agreement will automatically renew for an additional one year term unless either party provides written notice of non-renewal to the other party at least four months prior to the renewal date. If a change of control occurs while the agreement is in effect, the agreement’s term will extend automatically through the date that is 24 months after the change of control.

The Closing of the Merger with Infineon will constitute a change of control for purposes of these agreements.

2019 LTI PSU Award

The severance arrangements described above provide an approach for acceleration of outstanding performance- based awards that will apply in the event of a double-trigger termination8 unless the terms of the applicable performance-based award provide an alternate severance acceleration formula (in which case such alternate formula shall control). In the case of the LTI PSUs granted in 2019, the Committee included an alternate acceleration formula (the “Alternate Acceleration Formula”) in the award letter. As explained above (see “CD&A—2019 Long Term Incentive Program”), the 2019 LTI PSUs’ performance goals feature a set of performance milestones applicable to fiscal 2019 only (namely, non-GAAP operating margin and customer experience) with a weighted payout (ranging from 0% to 150%) based on such 2019 milestones that will apply to all three of the award’s annual vesting tranches, and with further multipliers (ranging from 1.0x to 1.5x) that will apply to each of the three annual vesting tranches based on Cypress’ relative TSR percentile over the prior one, two, or three years, as applicable. The Committee’s Alternate Acceleration Formula for this award provides that in the event of a double-trigger termination8 (a) the 2019 performance milestones will be deemed to have been met at target (i.e., at 100%) in the case of a change of control8 before the end of fiscal 2019, or at the actual performance level in the case of a change of control8 at or after the end of fiscal 2019, and (b) any TSR performance period in progress will end on the date of the change of control8 and the Company’s relative TSR over such period will be calculated with the Company’s ending price deemed to be the merger consideration per share received by our stockholders, rather than our trailing 20 trading day average closing market price9 and otherwise according to the payout scale in the award agreement. Any as yet outstanding tranche would then accelerate upon the double-trigger termination8 based on target shares multiplied by such 2019 payout percentage and such TSR multiplier.

Estimated Severance and Change-of-Control Severance Benefits

No Single-Trigger Benefits upon a Change of Control. Except as provided in the Infineon Merger Agreement, none of the Company’s Named Executive Officers are entitled to benefits (commonly called “single-trigger” benefits) that would become payable upon a change of control alone (i.e., without any employment termination). The single-trigger benefits under the Infineon Merger Agreement apply only in connection with the proposed Merger with Infineon, see “Infineon Merger Agreement,” above.

Severance Benefits (Not in Connection with a Change of Control). The following table presents the Company’s estimate of the benefits to which each of our Named Executive Officers would have been entitled if his or her employment had been terminated on December 27, 2019 (the final business day of fiscal 2019) by the Company without cause (or, in the case of Mr. El-Khoury, by the executive for good reason), and not in connection with any change of control of the Company.

Name	Salary Payments ($)	Bonus Payments ($)	COBRA Benefits ($)	Equity Acceleration(1) (2) ($)	Total ($)
Hassane El-Khoury	1,500,000	2,250,000	16,538	15,060,617(3)	18,827,155
Thad Trent	337,500	—	17,223	—	354,723
Sam Geha	281,250	—	17,479	—	298,729
Sudhir Gopalswamy	307,500	—	26,984	—	334,484
Pamela L. Tondreau	296,250	—	16,721	—	312,971

(1)	The value of equity award acceleration is based on the $23.43 closing market price per share of the Company’s common stock on December 27, 2019, as reported on Nasdaq.

(2)	For purposes of calculating the value of the accelerated 2019 LTI PSU award, we assumed that the fiscal 2019 performance period would be deemed to be complete at the time of the hypothetical December 27, 2019 termination of employment.

8.	Or, for Mr. El-Khoury, any termination by the Company without “cause” or by Mr. El-Khoury for “good reason,” as such terms are defined under his Severance Arrangement.

9.	In the case of a qualifying termination of Mr. El-Khoury not in connection with a change in control, the Company’s relative TSR over such period will be calculated for the Company in the same manner as for the other index companies (i.e., with ending price defined as the trailing 20 trading day average closing market price).

(3)	With respect to equity awards granted prior to December 3, 2018, the terms of Mr. El-Khoury’s applicable agreement provide that “all vesting … shall be accelerated in full” in the event of a termination without cause or a resignation for good reason. For purposes of the table above, we have interpreted such phrase to provide for acceleration of any such outstanding performance-based stock units at the maximum level.

Double-Trigger Change-of-Control Severance Benefits. The following table presents the Company’s estimate of the severance benefits to which each of our Named Executive Officers would have been entitled if his or her employment had been terminated on December 27, 2019 (the final business day of fiscal 2019) by the Company without cause or by the executive for good reason, and assuming for purposes of this illustration that such date was within 3 months before or 24 months after a hypothetical change of control of the Company (i.e., due to an acquiror other than Infineon).

Name	Salary Payments ($)	Bonus Payments ($)	COBRA Benefits ($)	Equity Acceleration(1) (2) ($)	Total ($)
Hassane El-Khoury(3)	1,500,000	2,250,000	16,538	15,060,617(4)	18,827,155
Thad Trent	675,000	573,750	34,447	4,182,794	5,465,991
Sam Geha	562,500	421,875	34,959	3,469,350	4,488,684
Sudhir Gopalswamy	615,000	461,250	53,968	4,221,149	5,351,367
Pamela L. Tondreau	592,500	444,375	33,443	3,492,968	4,563,286

(1)	The value of equity award acceleration is based on the $23.43 closing market price per share of the Company’s common stock on December 27, 2019, as reported on Nasdaq.

(2)	For purposes of calculating the value of the accelerated 2019 LTI PSU award, we have assumed that the hypothetical change of control and employment termination occurred simultaneously on December 27, 2019 and that the fiscal 2019 performance period would be deemed to be complete at that time, with the hypothetical change-of-control transaction consideration per share received by stockholders being equal to the Company’s December 27, 2019 closing market price.

(3)	Mr. El-Khoury’s severance benefits become payable upon any termination of employment without cause or resignation for good reason (regardless of whether in connection with a change of control of the Company).

(4)	With respect to equity awards granted prior to December 3, 2018, the terms of Mr. El-Khoury’s applicable agreement provide that “all vesting … shall be accelerated in full” in the event of a termination without cause or a resignation for good reason. For purposes of the table above, we have interpreted such phrase to provide for acceleration of any such outstanding performance-based stock units at the maximum level.

CEO PAY RATIO

Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, companies are generally required to disclose the ratio of their median employee’s annual total compensation to the annual total compensation of the chief executive officer (CEO). The Company’s CEO is Hassane El-Khoury.

For purposes of making this required disclosure in 2018, we undertook to identify Cypress’s median employee as of the final day of fiscal year 2017 (December 31, 2017). At that time, Cypress employed 6,589 persons of which 6,050 were regular full-time or part-time employees of Cypress or its wholly-owned subsidiaries, 404 were employees of less-than-wholly-owned subsidiaries, and 135 were temporary or seasonal workers. At that time, approximately 30.1% of our employees were in North America, 5.8% were in Europe, and 64.1% were in Asia. From this population, we identified the median employee based on each employee’s total cash compensation in 2017. We did not make any assumptions or adjustments (including cost-of-living adjustments) or use any estimates for purposes of determining total cash compensation (except that local currencies were converted to U.S. Dollars using the exchange rates that we use for internal accounting purposes). For simplicity, in determining our median employee, the value of the Company’s 401(k) plan, global pension plans (where offered) and medical benefits provided was excluded because all employees, including the CEO, are generally offered comparable benefits.

As of the final day of fiscal year 2019 (December 29, 2019), Cypress employed 6,452 persons of which 5,871 are regular full-time or part-time employees of Cypress or its wholly-owned subsidiaries, 392 are employees of less-than-wholly-owned subsidiaries, and 189 are temporary or seasonal workers. Approximately 28.7% of our employees are in North America, 6.4% are in Europe, and 64.9% are in Asia.

SEC rules permit us to use the median employee that was identified in connection with prior year disclosure for purposes of this year’s disclosure as well, provided that no more than three years have elapsed since the median determination date and provided there have been no changes to our employee population or employee compensation arrangements in the interim that we reasonably believe would significantly affect our pay ratio disclosure. During 2018 and 2019 we did not make any material broad-based changes to our employee compensation arrangements (salary structures, bonus arrangements, or equity grant patterns). As of the end of 2019, we conducted an analysis to consider the likely impact that restructuring activities, attrition, and hiring patterns had on our employee population over the course of the two-year period ended December 29, 2019. Based on that analysis, we believe there were no changes in 2018 or 2019 that would significantly impact the pay ratio disclosure. However, in connection with our 2018 pay ratio disclosure, we concluded it would no longer be appropriate to use the employee identified in 2017 as the median employee for subsequent years because of a change in the original median employee’s circumstances that makes such employee no longer a representative employee. Accordingly, as permitted by SEC rules, for purposes of our 2018 pay ratio disclosure we identified another median employee for 2018 whose 2017 compensation was substantially similar to that of the original median employee based on the compensation analysis used to select the original median employee. The new median employee identified for purposes of our 2018 disclosure continues to be representative and is being utilized for purposes of these 2019 disclosures as well.

After identifying the median employee for 2019 as described above, we calculated the annual total compensation for such employee using the same methodology we use to determine the total compensation of our Named Executive Officers as set forth in the Summary Compensation Table included in this Proxy Statement. Compensation was measured over our fiscal year 2019, beginning on December 31, 2018 and ending on December 29, 2019.

●	Mr. El-Khoury’s annual total compensation for fiscal 2019 was $10,571,858, as reported in the Summary Compensation Table included in this Proxy Statement.

●	Our median employee’s annual total compensation for fiscal 2019 was $54,343.

●	For fiscal 2019, Mr. El-Khoury’s annual total compensation was approximately 195 times that of our median employee.

This ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. Therefore, the pay ratio reported by other companies might not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may use different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes certain information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 29, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance (#)
Equity Compensation Plans Approved by Security Holders(1)	6,630,273(3)	11.34(6)	34,105,593(7)
Equity Compensation Plans Not Approved by Security Holders(2)	2,697,269(4)	9.43(6)	472,073(8)
Total	9,327,542(5)	11.11(6)	34,577,666(9)

(1)	Plans approved by security holders consist of our 2013 Plan and our Employee Stock Purchase Plan (the “ESPP”).

(2)	Plans not approved by security holders consist of the 2010 Equity Incentive Award Plan (the “2010 Plan”), which we assumed in our merger with Spansion Inc., and the 2012 Incentive Award Plan (the “2012 Plan”), which we assumed in our acquisition of Ramtron. We no longer have any awards outstanding under the 1999 Stock Option Plan, which has expired for new grants and will not appear in subsequent reports.

(3)	Includes 1,035,954 shares underlying stock options and 5,594,319 shares underlying service-based RSUs and performance-based PSUs.

(4)	Includes 140,687 shares underlying stock options and 2,556,582 shares underlying RSUs and PSUs.

(5)	PSUs subject to performance periods that are completed (but which remain subject to service-based vesting conditions) as of the end of fiscal 2019, are reflected in this table based on our actual performance results for fiscal 2019. PSUs subject to multiple performance periods, some of which are completed and some of which are still open as of the end of fiscal 2019, are reflected in this table based on our actual performance for the completed periods and target performance for the open periods. If PSUs subject to open performance-based vesting conditions at the end of fiscal 2019 were included at the maximum vesting level still achievable as of the end of 2019, the total number of securities to be issued upon exercise of outstanding options, warrants, and rights would be 10,042,451 shares.

(6)	Calculated exclusive of outstanding RSUs and PSUs, which have no exercise price.

(7)	Includes 27,280,650 shares available for award grant purposes under the 2013 Plan and 6,824,944 shares available for future issuance under the ESPP. As required by the Merger Agreement, we are not currently offering the ESPP; however, the Board retains authority to re-launch the ESPP if the Merger Agreement is terminated. Shares issued under the 2013 Plan in respect of “full-value awards” (i.e., RSUs, PSUs, and other awards with a per share purchase price lower than 100% of the stock’s fair market value on the date of grant) count against the 2013 Plan’s remaining available balance as 1.88 shares for every one share actually issued. The remaining available balance in the table above reflects such deductions with respect to all of the 2013 Plan’s outstanding full value awards. Under the 2013 Plan, shares underlying full value awards that are cancelled or otherwise fail to vest will return to the available-for-grant pool at a ratio of 1.88 to 1.

(8)	Includes 208,142 shares available for award grant purposes under the 2012 Plan and 263,931 shares available for award grant purposes under the 2010 Plan. Shares issued under the 2012 Plan in respect of full-value awards count against the 2012 Plan’s remaining available balance as 1.53 shares for every one share actually issued. The remaining available balance in the table above reflects such deductions with respect to all of the 2012 Plan’s outstanding full value awards. Under the 2012 Plan, shares underlying full value awards that are cancelled or otherwise fail to vest will return to the available-for-grant pool at a ratio of 1.53 to 1.

(9)	For purposes of calculating the number of securities remaining available for future issuance, we have deducted outstanding performance-based awards from the available for grant reserve based on actual performance levels for performance periods that were completed as of the end of fiscal 2019 and target performance levels for performance periods that extend beyond the end of 2019. If such awards were to be deducted based on the maximum vesting levels that were still achievable as of the end of fiscal 2019, the total number of shares available for future issuance would be 33,290,577 shares.

See Note 11 of the Notes to Consolidated Financial Statements in the Original Filing of our 2019 Form 10-K for further discussion of Cypress’s stock plans.

SECURITY OWNERSHIP OF FIVE PERCENT STOCKHOLDERS AND MANAGEMENT

The following tables present the number of shares of our common stock that were beneficially owned as of April 1, 2020 (except where another date is noted) by:

●	known beneficial owners of more than five percent of our common stock;

●	each current director;

●	each Named Executive Officer; and

●	all current directors and current executive officers of the Company as a group.

As of April 1, 2020, a total of 375,031,419 shares of the Company’s common stock were issued and outstanding (excluding treasury shares).

5% Stockholders	Total Shares Beneficially Owned(1)	Percent of Common Shares Outstanding(2)
The Vanguard Group(3) 100 Vanguard Blvd. Malvern, PA 19355	35,914,748	9.60%
BlackRock, Inc.(4) 55 East 52nd Street New York, NY 10055	34,632,782	9.25%

Directors and Executive Officers	Shares Owned Outright(5)	Right to Acquire within 60 days(6)	Total Shares Beneficially Owned(1)	Percent of Common Shares Outstanding(2)
Non-Employee Directors
W. Steve Albrecht	149,019		149,019	*
Oh Chul Kwon	69,403		69,403	*
Catherine P. Lego	74,934		74,934	*
Camillo Martino	62,098		62,098	*
Jeffrey J. Owens	31,172		31,172	*
Jeannine P. Sargent	26,233		26,233	*
Michael S. Wishart	90,276	34,398	124,674	*

Named Executive Officers
Hassane El-Khoury	671,989		671,989	*
Sam Geha	199,426		199,426	*
Sudhir Gopalswamy(7)	249,298	3,200	252,498	*
Pamela L. Tondreau	314,164		314,164	*
Thad Trent(8)	350,555		350,555	*

All current directors and executive officers of the Company as a group (12 persons)	2,288,567	37,598	2,326,165	0.62%

*	Less than 0.5%. See footnotes below.

(1)	The total shares beneficially owned by each person or group as of April 1, 2020 (except where another date is noted) includes shares of common stock that such person or group held outright on that date (e.g., shares held in a brokerage account) plus shares such person or group had the right to acquire on or within 60 days after that date, including, but not limited to, upon the exercise of options and vesting of restricted stock units. To our knowledge, except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, each stockholder named in the table has the sole power to vote or direct the voting of (voting power), and the sole power to sell or otherwise direct the disposition of (dispositive power), the shares set forth opposite such stockholder’s name.

(2)	For each person and group included in the table, percentage ownership is calculated by dividing the total shares beneficially owned by such person or group as described above by the sum of the 375,031,419 shares of common stock outstanding (excluding treasury shares) on April 1, 2020 plus the number of shares of common stock that such person or group had the right to acquire from the Company on or within 60 days of that date, including, but not limited to, upon the exercise of options and upon vesting and settlement of restricted stock units.

(3)	Beneficial ownership information for The Vanguard Group is as of December 31, 2019 and is based on information contained in the amendment to Schedule 13G it filed with the SEC on February 12, 2020. Such amendment states that The Vanguard Group has sole voting power over 188,780 shares, shared voting power over 64,378 shares, sole dispositive power over 35,709,096 shares, and shared dispositive power over 205,652 shares.

(4)	Beneficial ownership information for BlackRock, Inc. is as of December 31, 2019 and is based on information contained in the amendment to Schedule 13G it filed with the SEC on February 5, 2020. Such amendment states that BlackRock, Inc. has sole voting power over 33,153,430 shares, shared voting power over zero shares, sole dispositive power over 34,632,782 shares, and shared dispositive power over zero shares.

(5)	“Shares owned outright” refers to long shares held in brokerage accounts.

(6)	“Right to acquire within 60 days” refers to (a) shares subject to employee or director stock options that are exercisable on or within 60 days after April 1, 2020 and/or (b) shares subject to employee or director restricted stock unit awards that are scheduled to vest within 60 days after April 1, 2020 (without regard to potential accelerated vesting in connection with the Closing of the Merger with Infineon).

(7)	Mr. Gopalswamy and his spouse have shared voting power and shared dispositive power over 147,979 shares as of April 1, 2020, which are held by a living trust for which they both serve as trustees.

(8)	Mr. Trent and his spouse have shared voting power and shared dispositive power over 350,555 shares as of April 1, 2020, which are held by a living trust for which they both serve as trustees.

ITEM 13.     Certain Relationships and Related Transactions and Director Independence

POLICIES AND PROCEDURES WITH RESPECT TO RELATED-PERSON TRANSACTIONS

Our written Code of Business Conduct and Ethics prohibits our executive officers, directors and employees, or any of such persons’ immediate family members or affiliates, from entering into any transaction or relationship that might present a conflict of interest to the Company or such individual. Any potential conflict of interest must be reported to the Company’s chief financial officer or the Legal Department for review and, if necessary, escalated to the Audit Committee for further review. Our Audit Committee considers the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence.

TRANSACTIONS WITH RELATED-PERSONS

Since the start of fiscal 2019 we have not entered into any related person transactions. For purposes of this section, “related person” and “transaction” are used as defined in Item 404(a) of SEC Regulation S-K.

DIRECTOR INDEPENDENCE

Our Corporate Governance Guidelines provide that a majority of our directors must be persons who, in the business judgment of the Board, qualify as independent directors under the applicable Nasdaq listing standards. The Board has adopted the definition of “independence” as described under Nasdaq Listing Rule 5605 and, with respect to committee members, the standards applicable to the committees on which they serve including the audit committee standards under Section 301 of the Sarbanes-Oxley Act of 2002 and Rule 10A-3 under the Exchange Act, and the compensation committee standards under Section 162(m) of the Tax Code, Rule 16b-3 under the Exchange Act, and the Nasdaq listing standards.

To determine director independence as required by our Corporate Governance Guidelines and the applicable rules, the Board reviews whether a director or a director nominee has a material relationship with Cypress (either directly or indirectly as a partner, stockholder or officer of an organization that has a relationship with Cypress). To aid in such review, each director or director nominee completes a questionnaire, with questions tailored to the Nasdaq listing standards and such other requirements for independence. Our accounting personnel also advise the Board of transactions between Cypress and entities with which the directors are affiliated, as disclosed in such questionnaires.

In April 2020, each director’s direct and indirect relationships with Cypress that have been identified were reviewed, and only those directors (1) who in the opinion of the Board have no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and (2) who otherwise meet the requirements of the Nasdaq listing standards are considered independent. The Board has determined that each of Messrs. Albrecht, Kwon, Martino, Owens and Wishart and each of Mses. Lego and Sargent is independent under our Corporate Governance Guidelines and the Nasdaq listing standards for service on the Board. The Board also determined that each of these directors is independent under the Nasdaq listing standards and such other rules for service on the various committees of the Board on which they serve or previously served.

The Board also determined that Mr. McCranie, who chose not to stand for re-election at the 2019 Annual Meeting (and whose Board service therefore ended on May 3, 2019), was, during his period of Board service from April 29, 2018 to May 3, 2019, independent under the applicable SEC rules and the Nasdaq listing standards for membership on the Board and on all committees of the Board on which he served. Mr. El-Khoury, our president and chief executive officer, is not independent by virtue of his employment and position at Cypress.

The Board considered the transactions described below (none of which involved professional, advisory, or consulting services provided to us by a director) in making its affirmative determination that each of our current non-employee directors is independent pursuant to the Nasdaq listing standards and the additional standards mentioned above for members of audit committees and members of compensation committees. In each case, the Board affirmatively determined that, because of the nature of the director’s relationship with the entity and/or the amount involved, the relationship did not, or would not, interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities as a director.

●	In the ordinary course of business during fiscal 2019, we purchased approximately $6.3 million in products and services from Lam Research Corporation (“Lam Research”) and we owed approximately $1.1 million to Lam Research in connection with those transactions at the end of the fiscal year. In addition, during fiscal 2019, we sold approximately $114,000 in products and services to Lam Research in the ordinary course of business. Ms. Lego has served on the board of directors of Lam Research since 2006. Ms. Lego was not directly involved in the negotiation of our agreements with Lam Research and did not have any role in determining the pricing or terms of these transactions. The annual amounts involved in these transactions did not exceed one percent of the recipient entity’s consolidated gross revenues for 2019.

●	In the ordinary course of business during fiscal 2019, we sold products and services to other companies for which Mr. Martino, Ms. Sargent, or Ms. Lego served as non-employee directors. Our fiscal 2019 sales revenue from these transactions was less than $0.5 million in the aggregate (which is less than 0.1 percent of our consolidated gross revenues for 2019) and such directors were not directly involved in the negotiation of the agreements and did not have any role in determining the pricing or terms of these transactions.

●	In October 2018, we entered into a joint venture agreement (the “Joint Venture Agreement”) with SK hynix system ic Inc. (“SKHS”), a South Korean company for which Mr. Kwon serves as a senior advisor. When the transaction closed on April 1, 2019, we contributed our NAND flash business and $2.4 million in cash toward the equity of the joint venture (“JV”). The transaction was intended to reduce our exposure to a commoditized product line that has traditionally been volatile with low gross margins. The JV is controlled by SKHS, which is a wholly-owned subsidiary of SK Hynix Inc. (“SKH”), formerly known as Hyundai Electronics. The principal purpose of the joint venture is the development, manufacture, sale and distribution of NAND flash products and other related products and services using large-scale NAND wafers supplied by SKH. Pursuant to the Joint Venture Agreement, upon launch, the JV entered into a supply agreement with SKH, a back-end manufacturing agreement with Cypress, and a transition services agreement with Cypress, and purchased existing inventory from Cypress. In fiscal 2019, Cypress earned revenue of approximately $10.5 million from the JV under such agreements and in connection with such sale of inventory (which is approximately 0.5% of our consolidated gross revenues for 2019), and the JV owed us approximately $2.6 million at year end. It has been proposed that the JV borrow an aggregate amount in the range of $2.0 to $5.0 million from Cypress on a short-term basis during 2020 and pay an equivalent amount to Cypress in the form of dividends required by the JV agreement; however as of April 1, 2020 no such loan has been finalized. Mr. Kwon was employed by SKH for almost 30 years in a variety of roles, most recently as chief executive officer from 2010 to 2013. Mr. Kwon retired from his chief executive officer position in 2013 but continued to serve as a senior advisor to SKH until December 2017. In January 2018, Mr. Kwon became a senior advisor to SKHS. Mr. Kwon recused himself from our Board’s discussion and approval of the Joint Venture Agreement and has not been involved in discussions regarding the proposed loan.

ITEM 14.	Principal Accounting Fees and Services

FEES FOR SERVICES RENDERED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP (“PwC”) has served as our independent registered public accounting firm since 1982.

The Audit Committee is responsible for the compensation of our independent registered public accounting firm and oversees our audit and non-audit fee negotiations with the firm. Fees billed to us by PwC for each of the last two fiscal years were as follows:

Services	2018	2019
Audit Fees	$4,036,494	$3,647,019
Audit-Related Fees	$387,825	-
Tax Fees	$816,700	$809,641
All Other Fees	$2,700	$2,700
Total	$5,243,719	$4,459,360

Audit Fees. Includes fees associated with the annual audit of our financial statements and internal control over financial reporting in compliance with regulatory requirements under the Sarbanes-Oxley Act of 2002, review of our quarterly reports on Form 10-Q, annual report on Form 10-K and current reports on Form 8-K, consents issued in connection with our Form S-8 filings, assistance with and review of other documents we file with the SEC, and statutory audits required internationally.

Audit-Related Fees. Audit-related services principally include systems pre-implementation review and due diligence services not associated with the regular audit.

Tax Fees. Includes fees for tax compliance (tax return preparation assistance and expatriate tax services), general tax planning, tax-related services for acquisitions and international tax consulting.

All Other Fees. Includes fees for accessing PwC’s online accounting research database.

At least 50% of the hours expended on PwC’s audit of our 2019 financial statements were attributable to full-time, permanent employees of PwC.

AUDIT COMMITTEE PRE-APPROVAL POLICY

The Audit Committee has adopted a policy that requires advance approval of all audit services, audit-related services, tax and other services performed by the Company’s independent registered public accounting firm. With the exception of certain de minimis amounts, unless the specific service has been previously pre-approved with respect to that fiscal year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform such services for Cypress.

All services provided to Cypress by PwC for fiscal years 2018 and 2019 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	Exhibits

The exhibits listed below are filed with this Amendment and the exhibits listed in Item 15 of the Original Filing of our 2019 Form 10-K are hereby incorporated by reference in this Amendment.

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit Number	Exhibit Description	Form*	Filing Date	Exhibit	Filed Herewith

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

104	Cover Page Interactive Data File				X

* Commission File Number for incorporated documents is 001-10079.

APPENDIX: NON-GAAP FINANCIAL MEASURES

This Amendment references the following non-GAAP financial measures:

●	Non-GAAP revenues;

●	Non-GAAP pre-tax profit (which is called “Profit Before Tax” or “PBT” in our incentive plans);

●	Non-GAAP pre-tax profit margin (which is called “PBT Margin” in our incentive plans and is defined as non- GAAP pre-tax profit divided by GAAP revenue);

●	Non-GAAP operating income;

●	Non-GAAP operating margin (which is defined as non-GAAP operating income divided by GAAP revenue);

●	Free cash flow.

Cypress uses such non-GAAP financial measures to supplement its financial results presented in accordance with GAAP. Cypress’s non-GAAP financial measures are adjusted from the most directly comparable GAAP financial measures to exclude certain items, as described in more detail below. The most directly comparable GAAP financial measure for non-GAAP revenues is GAAP revenue. The most directly comparable GAAP financial measure to non- GAAP pre-tax profit is GAAP income before income taxes and non-controlling interest. The most directly comparable GAAP financial measure for free cash flow is GAAP net cash provided by operating activities. Cypress’s non-GAAP measures may be calculated differently than the non-GAAP financial measures presented by other companies.

Management believes that the non-GAAP financial measures we present reflect an additional and useful way of viewing aspects of the Company’s operations that, when viewed in conjunction with Cypress’s GAAP results, provides a more comprehensive understanding of the various factors and trends affecting the Company’s business and operations. The Company generally presents non-GAAP financial measures because management uses these measures to analyze and assess the Company’s financial results and to manage the business.

There are limitations to using non-GAAP financial measures, including the limitations discussed below. Management generally compensates for limitations in the use of non-GAAP financial measures by relying on comparable GAAP financial measures and providing investors with a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP financial measure. Our presentation of non-GAAP financial measures is not meant to be considered in isolation or as a substitute for information prepared and presented in accordance with GAAP. Our non-GAAP financial measures supplement and should be considered in conjunction with GAAP financial measures.

Non-GAAP Exclusions and Limitations

Our non-GAAP financial measures (other than free cash flow) exclude one or more of the following items:

Acquisition-related charges: Acquisition-related charges are not factored into management’s evaluation of Cypress’s long-term performance after the completion of acquisitions. However, a limitation of non-GAAP measures that exclude acquisition-related charges is that these charges may represent payments that reduce the cash available to the Company for other purposes. Acquisition-related expenses primarily include:

●	Amortization of purchased intangibles, including purchased technology, patents, customer relationships, trademarks, backlog and non-compete agreements;

●	Amortization of step-up in value of inventory recorded as part of purchase price accounting; and

●	One-time charges associated with the completion of an acquisition including items such as contract termination costs, severance and other acquisition-related restructuring costs; costs incurred in connection with integration activities; and legal and accounting costs.

Stock-based compensation expense: Stock-based compensation expense relates primarily to employee stock options, restricted stock units, performance stock units and the employee stock purchase plan. Stock-based compensation expense is a non-cash expense that is affected by changes in market factors including the price of Cypress’s common shares, which are not within the control of management. In addition, the valuation of stock-based compensation is subjective, and the expense recognized by Cypress may be significantly different than the expense recognized by other companies for similar equity awards, which makes it difficult to assess Cypress’s results compared to its competitors. Accordingly, management excludes this item from its internal operating forecasts and models. However, a limitation of non-GAAP measures that exclude stock-based compensation expense is that they do not reflect the full costs of compensating employees.

Other adjustments: Other items are excluded in the preparation of non-GAAP financial measures because management does not consider them to be related to the core operating activities and ongoing operating performance of Cypress. Excluding these items, which can vary significantly from quarter to quarter, allows management to better compare Cypress’s period-over-period performance. However, limitations of non-GAAP measures that exclude these items include that these adjustments are often subjective and such non-GAAP measures may not be comparable to similarly titled non-GAAP financial measures used by other companies. Other adjustments primarily include:

●	Costs incurred in connection with the Merger;

●	Impairments of equity-method investments;

●	Changes in value of deferred compensation plan assets and liabilities,

●	Investment-related gains or losses, including equity method investments,

●	Restructuring and related costs,

●	Loss on extinguishment of debt,

●	Amortization of debt issuance costs, discounts and imputed interest related to the equity component of convertible debt,

●	Asset impairments,

●	Tax effects of non-GAAP adjustments,

●	Income tax adjustments related to the use of net operating losses, non-cash impacts of not asserting indefinite reinvestment on earnings of our foreign subsidiaries, deferred tax expenses not affecting taxes payable (i.e., release of valuation allowance), and non-cash expenses (benefits) related to uncertain tax positions, and

●	Certain other expenses and benefits.

In addition, “non-GAAP revenues” (which Cypress presented for six quarters following our March 2015 merger with Spansion) adjusted GAAP revenues to include revenue from an intellectual property license between Spansion and Samsung that was not included in GAAP revenues as a result of the effect of our purchase accounting for the Spansion merger.

Free Cash Flow

Free cash flow is calculated as net cash provided by (used in) operating activities, less acquisition of property, plant and equipment, net (i.e., acquisition of property, plant and equipment less proceeds received from disposition of property, plant and equipment). We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by business operations, after deducting our net payments for acquisitions and dispositions of property and equipment, which cash can then be used for strategic opportunities or other business purposes including, among others, investing in the Company’s business, repurchasing stock, making strategic acquisitions, repayment of debt, and strengthening the balance sheet. A limitation of free cash flow is that it does not represent the total increase or decrease in the cash balance for the period. Management compensates for this limitation by also relying on the net increase in cash and cash equivalents and restricted cash as presented in the Company’s condensed consolidated statements of cash flows prepared in accordance with GAAP, which incorporate all cash movements during the period.

Reconciliations of GAAP Measures to Non-GAAP Measures

Set forth below is a reconciliation of (a) the non-GAAP financial measure appearing in the “2019 Business Highlights” section of the CD&A to (b) the GAAP financial measure the Company considers most comparable:

Free Cash Flow	FY’19	FY’18
	(in thousands)
GAAP net cash provided by operating activities	$478,915	$471,700
Acquisition of property, plant, and equipment, net	(40,686)	(63,130)
Free cash flow	$438,229	$408,570

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereto duly authorized.

CYPRESS SEMICONDUCTOR CORPORATION

Date: April 15, 2020	By:	/s/ Thad Trent
Thad Trent Executive Vice President, Finance and Administration and Chief Financial Officer